Form 10-Q
period 1996-06-30
NAVARRE CORP /MN/
filed 1996-08-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended June 30, 1996

                                or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from_______________to__________________


                   Commission File Number  0-22982


                         NAVARRE CORPORATION
        (Exact name of registrant as specified in its charter)

              Minnesota                        41-1704319
     (State of other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

            7400 49th Avenue North, New Hope, MN 55428
            (Address of principle executive offices)

Registrant's telephone number, including area code (612) 535-8333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, No Par Value - 6,603,168 shares as of July 31, 1996

                   NAVARRE CORPORATION

                          Index





Part I. Financial Information

Item 1.         Financial Statements (Unaudited)

                Consolidated statements of financial position -
                      June 30,1996 and March 31, 1996

                Consolidated statements of operations -
                      Three months ended June 30, 1996 and 1995

                Consolidated statements of cash flows  -
                      Three months ended June 30, 1996 and 1995

                Notes to consolidated financial statements -
                      June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K





Signatures

Part I.  Financial Information

                                 NAVARRE CORPORATION
                   Consolidated Statements of Financial Position
                  (In thousands, except share amounts) (Unaudited)
                                               June 30,      March 31,
                                                 1996           1996
Assets                                         --------      ---------
Current assets:
 Cash                                           $     3       $     4
  Trade accounts receivable, net of allowances
  of $1,336 and $943, respectively               42,416        41,023
  Inventories                                    16,450        14,816
  Note receivable, officer                          200           ---
  Prepaid expenses and other current assets         966           897
                                                -------       -------
Total current assets                             60,035        56,740
Investments                                       2,169           ---
Property and equipment(net)                       2,863         2,861
Other assets                                        974           507
                                                -------        -------
Total assets                                    $66,041       $60,108
                                                =======       =======
Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                          $23,279         $21,115
  Note payable to office                            497             ---
  Note payable - other                              486             ---
  Accounts payable, trade                        29,733          27,715
  Accrued expenses                                  999           1,321
  Income taxes payable                               70             309
                                                -------          ------
Total current liabilities                        55,064          50,460

Shareholders' equity:
  Common stock, no par value: Authorized shares -
  20,000,000, Issued and outstanding shares -
  6,533,918 and 6,328,946, respectively           7,587           6,460
Retained earnings                                 3,807           3,605
Unearned compensation                              (417)           (417)
                                                 -------        -------
Total shareholders' equity                        10,977          9,648
                                                 -------        -------
Total liabilities and shareholders' equity       $66,041        $60,108
                                                 =======        =======
See accompanying notes

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            NAVARRE CORPORATION
                 Consolidated Statements of Operations
                (In thousands, except per share amounts)
                              (Unaudited)


                                                  Three Months Ended June 30,
                                                      1996         1995
                                                    --------     --------

Net sales:
  Computer software                                  $28,009      $14,947
  Music                                               11,583       11,284
                                                    --------      -------
                                                      39,592       26,231

Cost of sales                                         34,525       22,627
                                                     --------    --------
Gross profit                                           5,067        3,604


Operating expenses:
  Selling and promotion                                1,168        1,076
  Distribution and warehousing                           515          371
  General and administration                           2,476        2,095
                                                    --------     --------
                                                       4,159        3,542
                                                    --------     --------
Income from operations                                   908           62


Other expense:
  Interest expense                                      (463)        (340)
  Other expense                                         (104)         (12)
                                                     --------      --------
Income (loss) before income taxes                       341         (290)
Income tax expense(benefit)                              140         (116)
                                                     --------       -------
Net income(loss)                                     $   201      $  (174)
                                                     ========      ========
Earnings(loss) per common share:
  Net income(loss)                                   $   .03      $  (.03)
                                                     ========      ========
Weighted average number of
  common and common equivalent
  shares outstanding                                   7,616        6,070
                                                     ========      ========

See accompanying notes

                           NAVARRE CORPORATION
                 Consolidated Statements of Cash Flows
                            (In thousands)
                              (Unaudited)

                                                  Three Months Ended June 30,
                                                    1996          1995
                                                  ---------      -------
Operating activities
Net income(loss)                                  $   201        $  (174)
Adjustments to reconcile net income(loss)
  to net cash used in operating activities
  Depreciation and amortization                       211            173
  Trade accounts receivable                        (1,393)        (1,280)
  Inventories                                      (1,634)           974
  Prepaid expenses and other assets                    29            522
  Accounts payable and accrued expenses             1,696         (3,600)
  Income taxes payable                               (239)          (159)
                                                  --------        -------
Net cash used in operating activities              (1,129)        (3,544)

Investing activities
Note receivable, officer                             (200)           255
Purchase of business                                 (250)           ---
Equity investment in business                      (1,000)           ---
Purchase of furniture, equipment and
  leasehold improvements                             (211)          (206)
                                                  --------        -------
Net cash (used in) provided by investing
 activities                                        (1,661)            49

Financing activities
Payment on long-term debt                             (14)           (45)
Proceeds from notes payable, bank                  36,230         27,732
Payment on notes payable, bank                    (34,066)       (23,889)
Proceeds from notes payable, officer                  497            ---
Payment on notes payable, officer                     ---           (302)
Exercise of common stock options                      142            ---
                                                  --------        --------
Net cash provided by financing activities           2,789          3,496
                                                  --------        --------
Net (decrease)increase in cash                         (1)             1
Cash at beginning of period                             4              2
                                                  --------        --------
Cash at end of period                             $     3         $    3
                                                  ========        ========
Supplemental schedule of non-cash
  transactions; Common stock issued
  as partial consideration for acquistion
  and equity investment in businesses.            $   984              ---
                                                  ========        ========
   See accompanying notes

                              NAVARRE CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                June 30, 1996




Note A - Basis of Presentation

The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, Digital Entertainment, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1996. The shares outstanding and per share data have been adjusted to reflect the Company's 2-for-1 stock split in the form of a 100% stock dividend distributed on June 21, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's
"Consolidated Statements of Operations."


                                               Three Months Ended June 30,
                                                  1996           1995
                                                 ------         ------
      Net sales:
      Computer                                    70.7%          57.0%
      Music                                       29.3           43.0
                                                 ------          -----
      Total net sales                            100.0          100.0
      Cost of sales                               87.2           86.3
                                                 ------          -----
      Gross profit                                12.8           13.7

      Selling and promotion                        3.0            4.1
      Distribution and warehousing                 1.3            1.4
      General and administration                   6.3            8.0
                                                 ------          -----

      Income from operations                       2.3            0.2

      Interest expense                             1.2            1.3
      Other expense                                0.3            0.0
                                                  ------         -----
      Net income (loss)                            0.5           (0.7)

Certain of this information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization.

Net sales increased 51.1% from $26.2 million to $39.6 million. The gain was primarily due to increased sales in the Computer Products Division. Computer products sales increased by 87.9% from $14.9 million to $28.0 million. This was primarily due to the Company's gains in CD-ROM market share and formalized agreements with new accounts and major retailers. Music sales increased 2.6% from $11.2 million to $11.6 million. Price increases did not materially contribute to the increase in net sales in computer products.

Gross profit increased 41.6% or $1.5 million from $3.6 million to $5.1 million. As a percentage of net sales, gross profit decreased from 13.7% during the three month period ending June 30, 1995 to 12.8% for the same period in 1996. Overall gross margins declined due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. Gross margins from the Computer Products Division's net sales were $2.7 million or 9.7% as a percentage of net sales during the three month period in 1996 compared with $1.3 million or 8.5% as a percentage of net sales in the same period in 1995. The increase in gross margin for the Computer Products was primarily due to decreased cost of product. Gross margins from music sales were $2.4 million or 20.4% of music net sales for the three month period in 1996 compared with $2.3 million or 20.6% of music net sales for the same period in 1995.

Selling and promotion expense increased from $1.1 million in the prior year to $1.2 million in 1996 but decreased as a percentage of net sales from 4.1% to 3.0%. The higher level of expense was due to increased freight cost on the higher level of sales.

Distribution and warehousing expense increased from $371,000 in the three month period for 1995 to $515,000 in the same period in 1996. As a percentage of net sales it decreased from 1.4% of net sales to 1.3% of net sales. The increased expense was related to higher volume of product shipped.

General and Administration expenses increased from $2.1 million in the prior year to $2.5 million in the current period. As a percentage of net sales, they decreased from 8.0% to 6.3%.

The decreases in selling and promotion expense, distribution and warehousing expense and general and administration expense as a percent of net sales were in part, the result of the Company's cost containment program that was commenced in Fiscal 1996. The Company is now experiencing the positive benefits.

Interest expense increased from $340,000 for the three month perio in 1995 to $463,000 for the three month period in 1996. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales and market share.

Net earnings were $201,000 for the three month period in 1996 compared with a net loss of $174,000 in the same period in 1995.

Liquidity and Capital Resources

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At June 30, 1996, the Company had net accounts receivable of $42.4 million and inventory of $16.5 million. These assets are primarily financed by accounts payable of $29.7 million and bank borrowings of $23.3 million.

The Company has a revolving line of credit with Heller Financial, Inc.
The available amount fluctuates based on an asset borrowing base. Maximum borrowings available under the revolving line of credit are $35.0 million and are secured by substantially all the Company's assets.

For the three-month period ended June 30, 1996, net sales were $39.6 million, an increase of $13.4 million over net sales of $26.2 million during the same three-month period for the prior year. The Company had a net income of $201,000 during this three month period. The Company financed this growth by using cash of $1.1 million from operating activities. Inventories increased by $1.6 million during the period and accounts receivable increased by $ 1.4 million. These changes were offset partially by a $1.7 million increase in accounts payable and accrued expenses. Investing activities used $1.6 million of cash, including $1.2 million for investments, $211,000 for the purchase of furniture, equipment and leasehold improvements and $200,000 for a loan to an officer. The Company generated net cash of $2.8 million in financing activities primarily through proceeds of net bank borrowings of $2.2 million during the period and proceeds of $497,000 from borrowings from an officer. Cash at the end of the period was approximately as the same as it was at the beginning of the period.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes cash from operations together with borrowing under the credit facility with Heller will be appropriate to fund its working capital needs over the next twelve months.


Part II.  Other information

Item 1.   Legal Proceedings

There have been no material developments in the Company's legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

    Exhibit 11:  Statement Re: Computation of per share earnings

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                        NAVARRE CORPORATION




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Navarre Corporation
                                             (Registrant)




Date:  August 8, 1996                        By  /s/ Eric H. Paulson
                                             ----------------------
                                             Eric H. Paulson
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer

Date:  August 8, 1996                        By /s/ Charles E. Cheney
                                             ---------------------
                                             Charles E. Cheney
                                             Treasurer and
                                             Secretary, Executive
                                             Vice President,
                                             and Chief Financial Officer