Form 10-Q/A
period 1996-06-30
NAVARRE CORP /MN/
filed 1996-11-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                               FORM 10-Q/A

                    AMENDMENT NO. 1 TO FORM 10-Q


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

            7400 49th Avenue North, New Hope, MN 55428
            (Address of principal executive offices)

   Registrants telephone number, including area code (612) 535-8333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.


Common Stock, No Par Value - 6,603,168 shares as of July 31, 1996

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

	The Exhibit 28.1 - Financial Data Schedule has been added.


Signitures

	The signiture page is attached.

                       NAVARRE CORPORATION




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


									Navarre Corporation
									(Registrant)




Date:  November 14, 1996   			By  /s/ Eric H. Paulson
								                     	-----------------------
									                     Eric H. Paulson
									                     Chairman of the Board,
								                     	President and
									                     Chief Executive Officer