Form 10-Q
period 1996-09-30
NAVARRE CORP /MN/
filed 1996-11-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                      FORM 10-Q


   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended September 30, 1996

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


   Common Stock, No Par Value - 6,764,508 shares as of October 31, 1996

                                 NAVARRE CORPORATION

                                        Index



   Part I.   Financial Information

   Item 1.   Financial Statements (Unaudited)

             Consolidated statements of financial position -
   September 30, 1996 and March 31, 1996

             Consolidated statements of income -
                  Three and six months ended September 30, 1996 and 1995

             Consolidated statements of cash flows  -
                  Six months ended September 30, 1996 and 1995

             Notes to consolidated financial statements - September 30, 1996


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



   Part II. Other Information

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K



   Signatures

   Part I.  Financial Information

                                 NAVARRE CORPORATION
                    Consolidated Statements of Financial Position
                         (In thousands, except share amounts)
                                     (Unaudited)
                                                   September 30,    March 31,
                                                       1996           1996
   Assets                                            --------       ---------
   Current assets:
     Cash                                            $     4        $     4
     Trade accounts receivable, net of allowances
     of $1,183 and $943, respectively                 47,111         41,023
     Inventories                                      20,523         14,816
     Note receivable, officer                            200            ---
     Prepaid expenses and other current assets           784            897
                                                     -------        -------
   Total current assets                               68,622         56,740
   Investments in and advances to affiliates           1,732            ---
   Property and equipment(net)                         2,997          2,861
   Other assets                                        1,260            507
                                                     -------        -------
   Total assets                                      $74,611        $60,108
                                                     =======        =======
   Liabilities and shareholders' equity
   Current liabilities:
     Note payable to bank                            $22,426        $21,115
     Note payable - other                                368            ---
     Accounts payable, trade                          39,279         27,715
     Accrued expenses                                  1,258          1,321
     Income taxes payable                                 70            309
                                                     -------        -------
   Total current liabilities                          63,401         50,460

   Shareholders' equity:
     Common stock, no par value: Authorized shares -
     20,000,000, Issued and outstanding shares -
     6,764,508 and 6,328,946, respectively             7,680          6,460
   Retained earnings                                   3,900          3,605
   Unearned compensation                                (370)          (417)
                                                     -------        -------
   Total shareholders' equity                         11,210          9,648
                                                     -------        -------
   Total liabilities and shareholders' equity        $74,611        $60,108
                                                     =======        =======
   See accompanying notes

   Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 NAVARRE CORPORATION
                          Consolidated Statements of Income
                       In thousands, except per share amounts)
                                     (Unaudited)


                                      Three Months Ended     Six Months Ended
                                         September 30,         September 30,
                                       1996      1995        1996      1995
                                      --------  --------    --------  --------

     Net sales:
       Computer software              $33,412   $25,290     $61,422   $40,236
       Music                           14,783    13,211      26,366    24,495
                                      -------   -------     -------   -------
                                       48,195    38,501      87,788    64,731
     Cost of sales                     42,082    33,820      76,607    56,470
                                      -------   -------     -------   -------
     Gross profit                       6,113     4,681      11,181     8,261
     Operating expenses:
       Selling and promotion            1,304     1,153       2,472     2,204
       Distribution and warehousing       627       493       1,142       864
       General and administration       2,679     2,291       5,155     4,387
                                      -------   -------     -------   -------
                                        4,610     3,937       8,769     7,455
                                      -------   -------     -------   -------
     Income from operations             1,503       744       2,412       806
     Other expense:
       Interest expense                  (501)     (352)       (964)     (692)

       Other expense                     (143)      (15)       (248)      (27)

     Equity in loss of affiliate         (414)      ---        (414)      ---
                                      -------   -------     -------   -------
     Income before income taxes           445       377         786        87
     Income tax expense                   352       151         492        35
                                      -------   -------     -------   -------
     Net income                       $    93   $   226     $   294   $    52
                                      =======   =======     =======   =======
     Earnings per common share:
       Net income                     $   .01   $   .04     $   .04   $   .01
                                      =======   =======     =======   =======
     Weighted average number of
       common and common equivalent
       shares outstanding               7,564     6,446       7,494     6,400
                                      =======   =======     =======   =======
   See accompanying note

                                 NAVARRE CORPORATION
                        Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)
                                             Six Months Ended September 30,
                                                  1996           1995
                                                ---------      --------
   Operating activities
   Net income                                   $   294        $    52
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization                  474            370
     Trade accounts receivable                   (6,088)        (8,719)
     Inventories                                 (5,706)        (1,805)
     Prepaid expenses and other assets              (74)           486
     Accounts payable and accrued expenses       11,501          8,068
     Income taxes payable                          (239)          (159)
     Equity on loss of affiliate                    414            ---
                                                --------       --------
   Net cash provided by (used in)
     operating activities                           576         (1,707)

   Investing activities
   Note receivable, officer                        (200)           255
   Purchase of business                            (250)           ---
   Equity investment in business                   (887)           ---
   Purchase of furniture, equipment and
     leasehold improvements                        (563)        (1,116)
                                                --------       --------
   Net cash used in investing activities         (1,900)          (861)

   Financing activities
   Payment on long-term debt                       (132)           (91)
   Proceeds from notes payable, bank             74,317         57,250
   Payment on notes payable, bank               (73,006)       (54,320)
   Payment on notes payable, officer                ---           (302)
   Exercise of common stock options                 145             31
                                                --------       --------
   Net cash provided by financing activities      1,324          2,568
                                                --------       --------
   Net increase in cash                               0            ---
   Cash at beginning of period                        4              2
                                                --------       --------
   Cash at end of period                        $     4        $     2
                                                ========       ========
   Supplemental schedule of non-cash
     transactions; Common stock issued
     as partial consideration for acquisition
     and equity investment in businesses.       $ 1,075           ---
     Equity on loss of affiliate                   (414)          ---
                                                ========       ========
   See accompanying notes

                                 NAVARRE CORPORATION
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  September 30, 1996




   Note A - Basis of Presentation

   The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, Digital Entertainment,Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1996. The shares outstanding and per share data have been adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend distributed on June 21, 1996.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consoli-dated Statements of Operations."


                                    Three Months Ended        Six Months Ended
                                       1996      1995          1996       1995
                                      ------    ------         ------    ------
        Net sales:
          Computer                     69.3%     65.7%          70.0%     62.2%
          Music                        30.7      34.3           30.0      37.8
                                      ------    ------         ------    ------
        Total net sales               100.0     100.0          100.0     100.0
        Cost of sales                  87.3      87.8           87.3      87.2
                                      ------    ------         ------    ------
        Gross profit                   12.7      12.2           12.7      12.8

        Selling and promotion           2.7       3.0            2.8       3.4
        Distribution and warehousing    1.3       1.3            1.3       1.3
        General and administration      5.6       6.0            5.9       6.8
                                      ------    ------         ------    ------
        Income from operations          3.1       1.9            2.7       1.2

        Interest expense                1.0       0.9            1.1       1.1
           Other expense                0.3       0.0            0.3       0.0
                                     ------    ------         ------    ------
        Net income                      0.2       0.6            0.3       0.1

Certain of this information in this section contains forward-looking state-ments. The Company's actual results could differ materially from the state-ments contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's busi-ness, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization.

Net sales increased 25.2% from $38.5 million to $48.2 million for the three month period and 35.6% from $64.7 million to $87.8 million for the six month period. The increase was primarily due to increased sales in the Computer Products Division. Computer products sales increased 32.1% from $25.3 million to $33.4 million for the three month period and 52.7% from $40.2 million to $61.4 million for the six month period. This increase was primarily due to the Company's gains in CD-ROM market share and formalized agreements with new accounts and major retailers. Music sales increased
11.9% from $13.2 million to $14.8 million for the three month period and 7.6% from $24.5 million to $26.4 million for the six month period. This increase was a result of the release of new products during the period. Price increases did not materially contribute to the increase in net sales.

Gross profit increased 30.6% or $1.4 million from $4.7 million to $6.1 million for the three month period and 35.3% or $2.9 million from $8.3 million to $11.2 million for the six month period. As a percentage of net sales, gross profit increased from 12.2% during the three month period ending September 30, 1995 to 12.7% for the same period in 1996 but decreased slightly from 12.8% during the six month period ending September 30, 1995 to 12.7% for the same period in 1996. Overall gross margins declined in the six month period due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. Gross margins from the Computer Products Division's net sales were $3.2 million or 9.5% of net sales during the three month period in 1996 compared with $2.3 million or 9.2% of computer product net sales in the same three month period in 1995 and $5.9 million or 9.6% of computer product net sales during the six month period in 1996 compared with $3.6 million or 8.9% as a percentage of net sales in the same six month period in 1995. The increase in gross margin for the Computer Products was primarily due to decreased cost of product. Gross margins from music sales were $2.9 million or 19.9% of music net sales for the three month period in 1996 compared with $2.4 million or 17.9% of music net sales for the same three month period in 1995 and $5.3 million or 20.1% for the six month period in 1996 compared with $4.7 million or 19.2% of music net sales for the same six month period in 1995. Gross margins for music sales increased in fiscal 1997 period due to better managed operating costs in the entire Music Division and improved sales margin in the Alternative Retail Marketing area.

Selling and promotion expense increased from $1.2 million for the three month period in 1995 to $1.3 million for the same period in 1996 and from $2.2 million for the six month period in 1995 to $2.5 million for the same period in 1996 but decreased as a percentage of net sales from 3.0% to 2.7% during the three month period and from 3.4% to 2.8% during the six month period. The higher level of expense was primarily due to increased freight cost on the higher level of sales.

Distribution and warehousing expense increased from $493,000 in the three month period for 1995 to $627,000 in the same period in 1996 and from $864,000 in the six month period to $1.1 million in the same period in 1996. As a percentage of net sales it remained the same for both periods .

General and administration expenses increased from $2.3 million in the prior year to $2.7 million in the current three month period and from $4.4 million in the prior year to $5.2 million in the current six month period. As a percentage of net sales, they decreased from 6.0% to 5.6% during the three month period and from 6.8% to 5.9% during the six month period.

The decreases in selling and promotion expense, distribution and warehousing expense and general and administration expense as a percent of net sales were in part, the result of the Company's cost containment program that was commenced in fiscal 1996. The Company is now experiencing the positive benefits from that program.

Interest expense increased from $352,000 for the three month period in 1995 to $501,000 for the three month period in 1996 and from $692,000 for the six month period in 1995 to $964,000 for the six month period in 1996. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales.

Net earnings were $93,000 for the three month period in 1996 compared $226,000 in the same period in 1995 and $294,000 for the six month period in 1996 compared with $52,000 in the same period in 1995. The net earnings was affected by the Company's minority share of NetRadio Network's loss of $414,000.

   Liquidity and Capital Resources

The Company has historically financed its working capital  needs  through  bank
borrowings.   The level of borrowings has historically fluctuated significantly during the year. At September 30, 1996, the Company had net accounts receivable of $47.1 million and inventory of $20.5 million. These assets are primarily financed by accounts payable of $39.3 million and bank borrowings of $22.4 million.

The Company has a revolving line of credit with Heller Financial, Inc. The available amount fluctuates based on an asset borrowing base. Maximum borrowings available under the revolving line of credit are $35.0 million and are secured by substantially all the Company's assets.

For the six month period ended September 30, 1996, net sales were $87.8 million, an increase of $23.1 million over net sales of $64.7 million during the same six month period for the prior year. The Company had a net income of $294,000 during this six month period. The Company financed this growth in part by generating cash of $576,000 from operating activities. Inventories increased by $5.7 million during the period and accounts receivable increased by $6.1 million. These changes were offset partially by a $11.5 million increase in accounts payable and accrued expenses. Investing activities used $1.9 million of cash, including $1.1 million for investments, $563,000 for the purchase of furniture, equipment and leasehold improvements and $200,000 for a loan to an officer. The Company generated net cash of $1.3 million in financing activities primarily through proceeds of net bank borrowings of $1.3 million during the period. Cash at the end of the period was approximately as the same as it was at the beginning of the period.

During the six month period ended September 30, 1996, sales to each of the three customers, Best Buy, Comp USA and Musicland Stores Corporation, represented more than ten percent of net revenues. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these three customers or is unable to continue to maintain its sales to these customers at their current levels, and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability. The above customers'receivables to the Company are current within normal industry standards as of October 31, 1996.

Effective September 3, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Agreement") with Velvel Musical Industries, Inc. Under the terms of the Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. In connection with the execution of the Agreement, the Company received the right to distribute Velvel Record. The Company agreed to make an investment of $5.0 million in Velvel Records on November 15, 1996 and an additional investment of $5.0 million in Velvel Records on or before April 10, 1997. The Company expects to contribute the amounts to Velvel Records from its working capital, including funds available under its line of credit.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes cash from operations together with borrowing under the credit facility with Heller will be appropriate to fund its working capital needs over the next twelve months.

   Part II.  Other information

   Item 1.   Legal Proceedings

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its
business.   In  addition,  the  Company,  and,  as  noted  below,  NetRadio
Corporation, are involved in the following legal proceedings.

A.  Sterling Group, Inc. v. Navarre Corporation

As previously reported, the Company was named as a defendant in Hennepin County District Court in the matter Sterling Group, Inc. v. Navarre Corporation (Court File No. CT94-17766). In the lawsuit, the plaintiff sued the Company seeking the sum of $115,400 under theories of breach of contract and/or quantum meruit. On July 30, 1996, the Minnesota Court of Appeals affirm the Trial Court's decision to dismiss with prejudice both claims filed by Sterling Group, Inc. In August 1996, Sterling Group, Inc. filed its Petition for a writ of certiorari with the Minnesota Supreme Court. On October 15, 1996, the Minnesota Supreme Court denied the petition for the writ of certiorari.

B.  Stephen Kornfeld and William Weiss v. NetRadio Corporation

On April 5, 1996, Stephen Kornfeld and William Weiss filed a lawsuit against NetRadio in Hennepin County District Court in the matter of Stephen Kornfeld et, al v. NetRadio Corporation et. al (Court File No. CT96-005402) alleging that it had an oral agreement to acquire an equity interest in NetRadio and requesting specific performance and damages. On June 6, 1996, the Court denied a motion by NetRadio to dismiss the complaint. Navarre Corporation has not been named as a defender in the lawsuit and is unable to determine what affect, if any, this lawsuit will have on Navarre's equity in NetRadio.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on September 5, 1996. At the meeting, the following action was taken:

   1.  The following persons were re-elected as directors of the Company:

        Name                     Votes For           Votes Withheld

        Eric H. Paulson          5,857,532              253,986
        Charles E. Cheney        5,857,532              253,986
        James G. Sippl           5,857,532              253,986
        Michael L. Snow          5,857,132              254,386
        Dickinson G. Wiltz       5,859,532              251,986

   2. An amendment to the Company's Articles of Incorporation to authorize the creation of a class of preferred stock was approved by a vote of 3,915,511 shares in favor, 370,482 shares against and 20,690 shares abstaining.

   3. An amendment to approve the Company's Articles of Incorporation to establish a classified Board of Directors was approved by a vote of 4,055,938 shares in favor, 287,404 shares against and 17,540 shares abstaining.

  4. The shareholders approved certain amendments to the Company's 1992 Stock Plan to (i) increase the number of shares of common stock reserved for issuance under the plan, (ii) approve the granting of options to purchase 20,000 shares to non-employee directors on March 5, 1996 to establish a program of automatic option grants of 6,000 shares annually to non-employee directors beginning in 1997, (iii) to offer restricted stock grants under the plan, and
(iv) to limit to 300,000 shares the number of options that need to be granted to any one employee during one fiscal year. These amendments were approved by a vote of 3,962,495 shares in favor, 296,008 shares against and 48,180 shares abstaining.

Item 5.   Other Information

Effective September 3, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Agreement") with Velvel Musical Industries, Inc. Under the terms of the Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. The Company agreed to make an investment of $5.0 million in Velvel Records on November 15, 1996 and an additional investment of $5.0 million in Velvel Records on or before April 10, 1997. In connection with its investment, the Company received the right for a period of five years to distribute substantially all of the Velvel Records products within the United States. The Company is also entitled to a percent of the assets of Velvel Records in the event of a liquidation, and in the future, if, and when Velvel Records obtain profitability, the Cpmpany will be entitled to convert its interest into an additional interest in the share of the profits of Velvel Records.


   Item 6.   Exhibits and Reports on Form 8-K

   (a) The following exhibits are included herein:

   Exhibit 10.15: Unit Purchase Agreement and Operating Agreement between Navarre Corporation and Velvel Musical Industries, Inc. with respect to Velvel Records LLC.

   Exhibit 11: Statement Re: Computation of per share earnings

   Exhibit 28.1: Financial Statement Schedule


   (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                 NAVARRE CORPORATION




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Navarre Corporation
                                                (Registrant)




   Date:  November 13, 1996                     By  /s/ Eric H. Paulson
                                                -----------------------
                                                Eric H. Paulson
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer

   Date:  November 13, 1996                     By /s/ Charles E. Cheney
                                                ------------------------
                                                Charles E. Cheney
                                                Treasurer and Secretary,
                                                Executive Vice President,
                                                and Chief Financial Officer