Form 10-Q
period 1996-12-31
NAVARRE CORP /MN/
filed 1997-02-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                     FORM 10-Q


   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarter ended December 31, 1996

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


   Common Stock, No Par Value - 6,773,248 shares as of January 31, 1997










                                NAVARRE CORPORATION

                                       Index



   Part I. Financial Information

   Item 1.   Consolidated Financial Statements (Unaudited)

             Consolidated statements of financial position -
                  December 31, 1996 and March 31, 1996

             Consolidated statements of operations -
                  Three and nine months ended December 31, 1996 and 1995

             Consolidated statements of cash flows  -
                  Nine months ended December 31, 1996 and 1995

             Notes to consolidated financial statements - December 31, 1996


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

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K



   Signatures











   Part I.  Financial Information
                                NAVARRE CORPORATION
                   Consolidated Statements of Financial Position
                           (In thousands, except share amounts)

    -------------------------------------------------------------------
    |                                     |December 31,  |March 31,   |
    |                                     |   1996       |   1996     |
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    -------------------------------------------------------------------
    |Assets                               |(Unaudited)   |            |
    -------------------------------------------------------------------
    |Current assets:                      |              |            |
    -------------------------------------------------------------------
    |   Cash                              |          $7  |          $4|
    -------------------------------------------------------------------
    |   Trade accounts receivable, net of |              |            |
    |allowances                           |              |            |
    -------------------------------------------------------------------
    |          of   $3,306   and   $943,  |      55,049  |      41,023|
    |respectively                         |              |            |
    -------------------------------------------------------------------
    |   Inventories                       |      24,261  |      14,816|
    -------------------------------------------------------------------
    |   Note receivable, officer          |         210  |       -----|
    -------------------------------------------------------------------
    |    Prepaid   expenses   and  other  |         999  |         897|
    |current assets                       |              |            |
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |   ---------  |  ----------|
    -------------------------------------------------------------------
    |Total current assets                 |      80,526  |      56,740|
    -------------------------------------------------------------------
    |Investments   in  and  advances  to  |       6,457  |       -----|
    |affiliates                           |              |            |
    -------------------------------------------------------------------
    |Property and equipment (net)         |       3,055  |       2,861|
    -------------------------------------------------------------------
    |Other assets                         |       1,086  |         507|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |   ---------  |  ----------|
    -------------------------------------------------------------------
    |Total assets                         |           $  |           $|
    |                                     |      91,124  |      60,108|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |------------- |-------------
    |
    |                                     |     -------  |    --------|
    -------------------------------------------------------------------
    |Liabilities and shareholders' equity |              |            |
    -------------------------------------------------------------------
    |Current liabilities:                 |              |            |
    -------------------------------------------------------------------
    |   Note payable to bank              |      24,748  |      21,115|
    -------------------------------------------------------------------
    |   Accounts payable, trade           |      55,870  |      27,715|
    -------------------------------------------------------------------
    |   Accrued expenses                  |         386  |       1,321|
    -------------------------------------------------------------------
    |   Income taxes payable              |       -----  |         309|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |    --------  |  ----------|
    -------------------------------------------------------------------
    |Total current liabilities            |      81,004  |      50,460|
    -------------------------------------------------------------------
    -------------------------------------------------------------------
    |Shareholders' equity:                |              |            |
    -------------------------------------------------------------------
    |    Common  stock,  no  par  value:  |              |            |
    |Authorized                           |              |            |
    -------------------------------------------------------------------
    |    shares - 20,000,000, Issued and  |              |            |
    |outstanding                          |              |            |
    -------------------------------------------------------------------
    |   shares - 6,773,248 and 6,328,946, |       7,712  |       6,460|
    |respectively                         |              |            |
    -------------------------------------------------------------------
    |Retained earnings                    |       2,754  |       3,605|
    -------------------------------------------------------------------
    |Unearned compensation                |       (346)  |       (417)|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |    --------  |  ----------|
    -------------------------------------------------------------------
    |Total shareholders' equity           |      10,120  |       9,648|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |    --------  |  ----------|
    -------------------------------------------------------------------
    |Total liabilities and shareholders'  |
    |equity                               |      91,124  |      60,108|
    -------------------------------------------------------------------
    |                                     |------------- |-------------
    |
    |                                     |------------- |-------------
    |
    |                                     |      ------  |    --------|
    -------------------------------------------------------------------
    -------------------------------------------------------------------

   See accompanying notes

   Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                NAVARRE CORPORATION
                       Consolidated Statements of Operations
                      In thousands, except per share amounts)
                                    (Unaudited)

                               Three Months Ended    Nine Months Ended
                                 December 31,           December 31,
    -------------------------------------------------------------------
    |                           | 1996    | 1995    | 1996    | 1995  |
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |-------  |-------  |-------  |-------|
    -------------------------------------------------------------------
    |Net sales:                 |         |         |         |       |
    -------------------------------------------------------------------
    |   Computer software       |         |         |         |       |
    |                           | 56,563  | 40,633  |117,985  | 80,869|
    -------------------------------------------------------------------
    |   Music                   | 13,053  | 16,425  | 39,419  | 40,921|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |                           | 69,616  | 57,058  |157,404  |121,790|
    -------------------------------------------------------------------
    -------------------------------------------------------------------
    |Cost of sales              | 62,597  | 50,839  |139,204  |107,310|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |Gross profit               |  7,019  |  6,219  | 18,200  | 14,480|
    -------------------------------------------------------------------
    -------------------------------------------------------------------
    |Operating expenses:        |         |         |         |       |
    -------------------------------------------------------------------
    |   Selling and promotion   |  1,652  |  1,426  |  4,124  |  3,631|
    -------------------------------------------------------------------
    |   Distribution and        |    818  |    625  |  1,960  |  1,489|
    |warehousing                |         |         |         |       |
    -------------------------------------------------------------------
    |   General and             |  5,312  |  2,102  | 10,467  |  6,488|
    |administration             |         |         |         |       |
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |                           |  7,782  |  4,153  | 16,551  | 11,608|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |Income (loss) from         |  (763)  |  2,067  |  1,649  |  2,873|
    |operations                 |         |         |         |       |
    -------------------------------------------------------------------
    -------------------------------------------------------------------
    |Other expense:             |         |         |         |       |
    -------------------------------------------------------------------
    |   Interest expense        |    655  |    419  |  1,619  |  1,111|
    -------------------------------------------------------------------
    |   Other expense           |    233  |     61  |    481  |     89|
    -------------------------------------------------------------------
    -------------------------------------------------------------------
    |Equity in loss of          |  (171)  |   ----  |  (585)  |  -----|
    |affiliate                  |         |         |         |       |
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |Income (loss) before       |(1,651)  |  1,587  |  (451)  |  1,673|
    |income taxes               |         |         |         |       |
    -------------------------------------------------------------------
    |Income tax expense         |  (677)  |    638  |  (185)  |    673|
    |(benefit)                  |         |         |         |       |
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |   ----  |   ----  |   ----  |   ----|
    -------------------------------------------------------------------
    |Net Income (loss)          |         |         |         |       |
    |                           |(1,145)  |    949  |  (851)  |  1,000|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |-------- |-------- |-------- |--------
    |
    |                           |      -  |      -  |      -  |      -|
    -------------------------------------------------------------------
    |Earnings (loss) per common |         |         |         |       |
    |share:                     |         |         |         |       |
    -------------------------------------------------------------------
    |   Net income (loss)       |      $  |      $  |      $  |      $|
    |                           |  (.17)  |    .15  |  (.13)  |    .16|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |-------- |-------- |-------- |--------
    |
    |                           |      -  |      -  |      -  |      -|
    -------------------------------------------------------------------
    |Weighted average number of |         |         |         |       |
    -------------------------------------------------------------------
    |   common and common       |         |         |         |       |
    |equivalent                 |         |         |         |       |
    -------------------------------------------------------------------
    |   shares outstanding      |  6,770  |  6,444  |  6,654  |  6,418|
    -------------------------------------------------------------------
    |                           |-------- |-------- |-------- |--------
    |
    |                           |-------- |-------- |-------- |--------
    |
    |                           |      -  |      -  |      -  |      -|
    -------------------------------------------------------------------


   See accompanying notes


                                NAVARRE CORPORATION
                       Consolidated Statements of Cash Flows
                                  (In thousands)
                                     (Unaudited)

                                        Nine Months Ended December 31,
     --------------------------------------------------------------
     |                                      |  1996     |  1995   |
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |---------  |---------|
     --------------------------------------------------------------
     |Operating activities                  |           |         |
     --------------------------------------------------------------
     |Net income (loss)                     |           |         |
     |                                      |    (851)  |1,000    |
     --------------------------------------------------------------
     |Adjustments  to reconcile net income  |           |         |
     |to net cash                           |           |         |
     --------------------------------------------------------------
     |    provided  by (used in) operating  |           |         |
     |activities:                           |           |         |
     --------------------------------------------------------------
     |   Depreciation and amortization      |           |         |
     |                                      |887        |601      |
     --------------------------------------------------------------
     |   Equity in loss of affiliate        |           |         |
     |                                      |585        |-----    |
     --------------------------------------------------------------
     |   Trade accounts receivable          | (14,026)  | (18,398)|
     --------------------------------------------------------------
     |   Inventories                        |  (9,445)  |  (3,228)|
     --------------------------------------------------------------
     |   Prepaid expenses and other assets  |     (69)  |         |
     |                                      |           |375      |
     --------------------------------------------------------------
     |     Accounts  payable  and  accrued  |           |         |
     |expenses                              |27,220     |19,341   |
     --------------------------------------------------------------
     |   Income taxes payable               |    (309)  |    (159)|
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |      ---  |       --|
     --------------------------------------------------------------
     |Net  cash   provided  by  (used  in)  |           |    (468)|
     |operating activities                  |3,992      |         |
     --------------------------------------------------------------
     --------------------------------------------------------------
     |Investing activities                  |           |         |
     --------------------------------------------------------------
     |Note receivable, officer              |    (210)  |         |
     |                                      |           |255      |
     --------------------------------------------------------------
     |Purchase of business                  |    (250)  |         |
     |                                      |           |-----    |
     --------------------------------------------------------------
     |Equity investment in business         |  (6,000)  |         |
     |                                      |           |-----    |
     --------------------------------------------------------------
     |Purchase of furniture, equipment and  |           |         |
     --------------------------------------------------------------
     |   leasehold improvements             |    (839)  |  (1,330)|
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |      ---  |       --|
     --------------------------------------------------------------
     |Net cash used in investing activities |  (7,299)  |  (1,075)|
     --------------------------------------------------------------
     --------------------------------------------------------------
     |Financing activities                  |           |         |
     --------------------------------------------------------------
     |Payment on long-term debt             |           |    (135)|
     |                                      |-----      |         |
     --------------------------------------------------------------
     |Proceeds from notes payable, bank     |           |         |
     |                                      |129,695    |98,489   |
     --------------------------------------------------------------
     |Payment on notes payable, bank        |(126,062)  | (96,585)|
     --------------------------------------------------------------
     |Payment on notes payable, other       |    (500)  |    -----|
     --------------------------------------------------------------
     |Payment     on    notes     payable,  |    -----  |    (302)|
     |shareholders                          |           |         |
     --------------------------------------------------------------
     |Exercise of common stock options      |           |         |
     |                                      |177        |77       |
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |      ---  |       --|
     --------------------------------------------------------------
     |Net   cash   provided  by  financing  |           |         |
     |activities                            |3,310      |1,544    |
     --------------------------------------------------------------
     --------------------------------------------------------------
     |Net increase in cash                  |           |         |
     |                                      |3          |1        |
     --------------------------------------------------------------
     |Cash at beginning of period           |           |         |
     |                                      |4          |2        |
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |      ---  |       --|
     --------------------------------------------------------------
     |Cash at end of period                 |           |         |
     |                                      |7          |3        |
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |---------  |  -------|
     --------------------------------------------------------------
     |                                      |---------- |----------
     |
     |                                      |---------  |  -------|
     --------------------------------------------------------------
     |Supplemental schedule of non-cash     |           |         |
     --------------------------------------------------------------
     |    transactions;  Common  stock and  |           |         |
     |note payable                          |           |         |
     --------------------------------------------------------------
     |    issued  as partial consideration  |           |         |
     |for acquisition                       |           |         |
     --------------------------------------------------------------
     |     and   equity    investment   in  |           |         |
     |businesses                            |1,575      |         |
     --------------------------------------------------------------
     --------------------------------------------------------------
   See accompanying notes




                                NAVARRE CORPORATION
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 December 31, 1996




   Note A - Basis of Presentation

   The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, Digital Entertainment, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all
   adjustments   (consisting  of  normal  recurring  accruals)   considered
   necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1996. The shares outstanding and per share data have been adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend distributed on June 21, 1996.




























   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations

   The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."


                            Three Months Ended    Nine Months Ended
                               December 31,         December 31,
    -----------------------------------------------------------------
    |                       | 1996    | 1995    | 1996     | 1995   |
    -----------------------------------------------------------------
    |                       |-------- |-------- |--------- |---------
    |
    |                       |-------- |-------- |--------  |--------|
    -----------------------------------------------------------------
    |Net sales:             |         |         |          |        |
    -----------------------------------------------------------------
    |   Computer            |   81.2  |   71.2  |    75.0  |    66.4|
    -----------------------------------------------------------------
    |   Music               |   18.8  |   28.8  |    25.0  |    33.6|
    -----------------------------------------------------------------
    |                       |-------  |-------  | -------  | -------|
    -----------------------------------------------------------------
    |Total net sales        |  100.0  |  100.0  |   100.0  |   100.0|
    -----------------------------------------------------------------
    |Cost of sales          |   89.9  |   89.1  |    88.4  |    88.1|
    -----------------------------------------------------------------
    |                       |-------  |-------  | -------  | -------|
    -----------------------------------------------------------------
    |Gross profit           |   10.1  |   10.9  |    11.6  |    11.9|
    -----------------------------------------------------------------
    -----------------------------------------------------------------
    |Selling and promotion  |    2.4  |    2.5  |     2.6  |     3.0|
    -----------------------------------------------------------------
    |Distribution      and  |    1.2  |    1.1  |     1.2  |     1.2|
    |warehousing            |         |         |          |        |
    -----------------------------------------------------------------
    |General           and  |    7.6  |    3.7  |     6.7  |     5.3|
    |administration         |         |         |          |        |
    -----------------------------------------------------------------
    |                       |-------  |-------  | -------  | -------|
    -----------------------------------------------------------------
    |Income   (loss)  from  |  (1.1)  |    3.6  |     1.0  |     2.4|
    |operations             |         |         |          |        |
    -----------------------------------------------------------------
    -----------------------------------------------------------------
    |Interest expense       |    0.9  |    0.7  |     1.0  |     0.9|
    -----------------------------------------------------------------
    |Other expense          |    0.3  |    0.1  |     0.3  |     0.1|
    -----------------------------------------------------------------
    |                       |-------  |-------  | -------  | -------|
    -----------------------------------------------------------------
    |Net income (loss)      |  (1.6)  |    1.7  |   (0.5)  |     0.8|
    -----------------------------------------------------------------



   Net sales increased 22.0% from $57.1 million to $69.6 million for the three month period and 29.2% from $121.8 million to $157.4 million for the nine month period. The increase was primarily due to increased sales in the Computer Products Division. Computer products sales increased 39.2% from $40.6 million to $56.6 million for the three month period and 45.9% from $80.9 million to $118.0 million for the nine month period. This increase was primarily due to the Company's gains in CD-ROM market share and formalized agreements with new accounts and major retailers. Music sales decreased 20.5% from $16.4 million to $13.1 million for the three month period and 3.7% from $40.9 million to $39.4 million for the nine month period. This decrease was primarily a result of a weak overall market for music. Price increases did not materially contribute to the increase in net sales.






   Gross profit increased 12.9% or $800,000 from $6.2 million to $7.0 million for the three month period and 25.7% or $3.7 million from $14.5 million to $18.2 million for the nine month period. As a percentage of net sales, gross profit decreased from 10.9% during the three month period ending December 31, 1995 to 10.1% for the same period in 1996 and decreased slightly from 11.9% during the nine month period ending December 31, 1995 to 11.6% for the same period in 1996. Overall gross margins declined in the three and nine month period due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. Gross margins from the Computer Products Division's net sales were $4.7 million or 8.3% of net sales during the three month period in 1996 compared with $3.4 million or 8.4% of computer products net sales in the same three month period in 1995 and $10.6 million or 9.0% of computer products net sales during the nine month period in 1996 compared with $7.0 million or 8.6% as a percentage of net sales in the same nine month period in 1995. The decrease in gross margin for the computer products was primarily due to lower prices caused by intense competition in the computer products industry.

   Gross margins from music sales were $2.2 million or 17.1% of music net sales for the three month period in 1996 compared with $2.8 million or 17.2% of music net sales for the same three month period in 1995 and $7.5 million or 19.1% for the nine month period in 1996 compared with $7.5 million or 18.4% of music net sales for the same nine month period in 1995. Gross margins for music sales increased in fiscal 1997 period due to a higher percentage of the Company's music sales being to labels under exclusive national distribution agreements which provide higher gross margins and improved sales margins in the Alternative Retail Marketing area.

   Selling and promotion expenses increased from $1.4 million for the three month period in 1995 to $1.7 million for the same period in 1996 and from $3.6 million for the nine month period in 1995 to $4.1 million for the same period in 1996 but decreased as a percentage of net sales from 2.5% to 2.4% during the three month period and from 3.0% to 2.6% during the nine month period. Although selling and promotion expenses increased primarily due to increased expenses, including freight expenses, associated with a higher level of sales, selling and promotion expenses decreased as a percentage of net sales due to internal efficiencies achieved in managing the higher level of sales.

   Distribution and warehousing expenses increased from $625,000 in the three month period for 1995 to $818,000 in the same period in 1996 and from $1.5 million in the nine month period to $2.0 million in the same period in 1996. As a percentage of net sales, it remained the same for both periods.

   General and administration expenses increased from $2.1 million in the prior year three month period to $5.3 million in the current three month period and from $6.5 million in the prior year to $10.5 million in the current nine month period. As a percentage of net sales, they increased from 3.7% to 7.6% during the three month period and from 5.3% to 6.7% during the nine month period. This increase was primarily due to an additional provision of $2.0 million to the Company's allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based upon its past experience and its current perception of the risks that it is subject to with respect to receivables from its customers. The Company increased its allowance for doubtful accounts to $3.3 million at December 31, 1996 because of its concerns that one or more of the Company's customers may be unable to pay all or a portion of the amount due with respect to their receivables. Although the Company maintains constant communications with its customers to support and improve their ability to meet their obligations to the Company, the Company, in the past, has incurred bad debt losses in the normal course of its businss and expects to incur them in the future.


   Interest expense increased from $419,000 for the three month period in 1995 to $655,000 for the three month period in 1996 and from $1.1 million for the nine month period in 1995 to $1.6 million for the nine month period in 1996. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales.

   The net loss was $1.1 million for the three month period in 1996 compared with net earnings of $949,000 in the same period in 1995 and a net loss of $851,000 for the nine month period in 1996 compared with net earnings of $1.0 million in the same period in 1995. The net loss for the three month period was affected by the provision of $2.0 million to the allowance for doubtful accounts and the Company's minority share of NetRadio Network's loss of $171,000.


   Liquidity and Capital Resources

   The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At December 31, 1996, the Company had net accounts receivable of $55.0 million and inventory of $24.3 million. These assets are primarily financed by accounts payable of $55.9 million and bank borrowings of $24.7 million.

   For the nine month period ended December 31, 1996, net sales were $157.4 million, an increase of $35.6 million over net sales of $121.8 million during the same nine month period for the prior year. The Company had a net loss of $851,000 during this nine month period. The Company financed this growth in part by generating cash of $4.0 from operating activities. Inventories increased by $9.4 million during the period and accounts receivable increased by $ 14.0 million. These changes were offset partially by a $27.2 million increase in accounts payable and accrued expenses. Investing activities used $7.3 million of cash, including $6.2 million for investments (including the Company's $5.0 million investment in Velvel Records LLC in November 1996), $839,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $3.3 million in financing activities primarily through proceeds of net bank borrowings of $3.6 million during the period. Cash at the end of the period was approximately as the same as it was at the beginning of the period.

   During the nine month period ended December 31, 1996, sales to each of the three customers, Best Buy, Comp USA and Musicland Stores Corporation, represented more than ten percent of net revenues. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these three customers or is unable to continue to maintain its sales to these customers at their current levels, and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability. The above customers' receivables to the Company are current within normal industry standards as of January 31, 1997.

   The Company has relied upon bank borrowings to finance its expansion primarily for inventory and accounts receivable financing and currently has a $35.0 million credit facility in place with Heller Financial, Inc. The available amount fluctuates based on an asset borrowing base. At December 31, 1996, the Company had total bank borrowings of $24.7 million. Under the terms of the Company credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, in the discretion of the bank. In connection with the Company's establishment of the additional $2.0 million allowance for doubtful accounts with respect to the quarter ended December 31, 1996, the Company and Heller entered into a consent and waiver agreement under which the Company and Heller agreed that any failure by Navarre to meet the fixed charge coverage ratio and tangible net worth covenants solely by virtue of establishment of the $2.0 million allowance would not constitute a Default or Event of Default under the terms of the Loan and Security Agreement governing the credit facility between the Company and Heller.

   The Company believes that it will be necessary for it to acquire additional bank and other financing in the future in connection with the growth of its business and the financing of acquisitions.

   As previously disclosed, on September 3, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Velvel Agreement") with Velvel Musical Industries, Inc. Under the terms of the Velvel Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC, a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. The Company made an investment of $5.0 million in Velvel Records on November 15, 1996 and agreed to make an additional investment of $5.0 million in Velvel Records on or before April 10, 1997. In connection with its investment, the Company received the right for a period of five years to distribute substantially all of the Velvel Records products within the United States. The Company is also entitled to a percent of the assets of Velvel Records in the event of a liquidation, and in the future, if, and when Velvel Records obtains profitability, the Company will be entitled to convert its interest into an additional interest in the share of the profits of Velvel Records.

   The Company borrowed $5.0 million under its credit facility for its November 15, 1996 investment in Velvel Records. In connection with that investment, the Company agreed with Heller that it will obtain additional equity financing in the amount of $5.0 million on or before April 1, 1997. In addition, the Company is required to obtain additional debt or equity financing to make an additional $5.0 million payment under the Velvel Agreement. The Company and Velvel Records are working together to determine a mutually acceptable date for this additional payment. Although the Company is exploring various sources of additional financing at the current time, there can be no assurance that the Company will be able to obtain additional financing upon favorable terms or otherwise restructure or re-negotiate the terms of or its credit facility when required..

   The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes cash from operations together with borrowing under the credit facility with Heller will be appropriate to fund its working capital needs over the next twelve months.


   Forward-looking Statements

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

   B.  Stephen Kornfeld and William Weiss v. NetRadio Corporation

        On April 5, 1996, Stephen Kornfeld and William Weiss filed a lawsuit against NetRadio in Hennepin County District Court in the matter of Stephen Kornfeld et, al v. NetRadio Corporation et. al (Court File No. CT96-005402) alleging that it had an oral agreement to acquire an equity interest in NetRadio and requesting specific performance and damages. On June 6, 1996, the Court denied a motion by NetRadio to dismiss the complaint. Navarre Corporation has not been named as a defendant in the lawsuit and is unable to determine what effect, if any, this lawsuit will have on Navarre's equity investment in NetRadio.

   Item 6.   Exhibits and Reports on Form 8-K

   (a) The following exhibits are included herein:

        Exhibit 10.3: 1992 Stock Option Plan, amended and restated

        Exhibit 11:    Statement Re: Computation of per share earnings

        Exhibit 28.1: Financial Statement Schedule


   (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.









                                NAVARRE CORPORATION




   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Navarre Corporation
                                                (Registrant)




   Date:  February 13, 1997                By  /s/ Eric H. Paulson
                                                -----------------------
                                                Eric H. Paulson
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer

   Date:  February 13, 1997                By /s/ Charles E. Cheney
                                                ------------------------
                                                Charles E. Cheney
                                                Treasurer and Secretary,
                                                Executive Vice President,
                                                and Chief Financial Officer





















                                NAVARRE CORPORATION


           Exhibit 11 - Statement Re: Computation of Per Share Earnings
                       (In thousands, except per share data)

                                   Three Months Ended Nine Months Ended
                                      December 31,       December 31,
    --------------------------------------------------------------------
    |                              |1996    | 1995    |1996    | 1995  |
    --------------------------------------------------------------------
    |                              |------- |-------- |------- |--------
    |
    |                              |----    | ---     |----    | ---   |
    --------------------------------------------------------------------
    |Primary                       |        |         |        |       |
    --------------------------------------------------------------------
    |Weighted average shares       | 6,770  |  6,444  | 6,654  |  6,418|
    |outstanding                   |        |         |        |       |
    --------------------------------------------------------------------
    |Net effect of dilutive stock  |        |         |        |       |
    |options                       |        |         |        |       |
    --------------------------------------------------------------------
    |  and warrants - based on the |        |         |        |       |
    |treasury                      |        |         |        |       |
    --------------------------------------------------------------------
    |  stock method using the      |        |         |        |       |
    |higher of the                 |        |         |        |       |
    --------------------------------------------------------------------
    |  year end or average market  |        |         |        |       |
    |price                         |        |         |        |       |
    --------------------------------------------------------------------
    --------------------------------------------------------------------
    |Total                         | 6,770  |  6,444  | 6,654  |  6,418|
    --------------------------------------------------------------------
    --------------------------------------------------------------------
    |Net income (loss)             |        |         |        |       |
    |                              |(1,145) |    949  | (851)  |  1,000|
    --------------------------------------------------------------------
    |                              |------- |-------- |------- |--------
    |
    |                              |------- |-------- |------- |--------
    |
    |                              |------- |  -----  |------- |  -----|
    --------------------------------------------------------------------
    --------------------------------------------------------------------
    |Net income (loss)             |        |         |        |       |
    --------------------------------------------------------------------
    |    per common shares         |        |         |        |       |
    |                              | (.17)  |    .15  | (.13)  |    .16|
    --------------------------------------------------------------------
    |                              |------- |-------- |------- |--------
    |
    |                              |------- |-------- |------- |--------
    |
    |                              |------- |  -----  |------- |  -----|
    --------------------------------------------------------------------
























                                NAVARRE CORPORATION

                      Exhibit 28.1 - Financial Data Schedule


      -------------------------------------------------------------
      |Currency                                     | U.S. Dollars|
      -------------------------------------------------------------
      |Exchange Rate                                |        1.000|
      -------------------------------------------------------------
      |Period Type                                  |     9-months|
      -------------------------------------------------------------
      |Fiscal Year-end                              |March 31, 1997
      |
      -------------------------------------------------------------
      |Period Start                                 |April 1, 1996|
      -------------------------------------------------------------
      |Period End                                   | December 31,|
      |                                             |         1996|
      -------------------------------------------------------------
      |Multiplier                                   |        1,000|
      -------------------------------------------------------------
      |Cash and cash items                          |            7|
      -------------------------------------------------------------
      |Marketable securities                        |            0|
      -------------------------------------------------------------
      |Notes and accounts receivable - trade        |       55,259|
      -------------------------------------------------------------
      |Allowances for doubtful accounts             |        2,468|
      -------------------------------------------------------------
      |Inventory                                    |       24,251|
      -------------------------------------------------------------
      |Total Current assets                         |       80,526|
      -------------------------------------------------------------
      |Property, plant and equipment                |        3,055|
      -------------------------------------------------------------
      |Accumulated depreciation                     |        1,230|
      -------------------------------------------------------------
      |Total Assets                                 |       91,124|
      -------------------------------------------------------------
      |Total current liabilities                    |       81,004|
      -------------------------------------------------------------
      |Bonds, mortgages and similar debt            |            0|
      -------------------------------------------------------------
      |Preferred stock-mandatory redemption         |            0|
      -------------------------------------------------------------
      |Preferred stock-no mandatory redemption      |            0|
      -------------------------------------------------------------
      |Common Stock                                 |        7,712|
      -------------------------------------------------------------
      |Other stockholders' equity                   |        2,408|
      -------------------------------------------------------------
      |Total liabilities and stockholders' equity   |       91,124|
      -------------------------------------------------------------
      |Net sales of tangible products               |      157,404|
      -------------------------------------------------------------
      |Total revenues                               |      157,404|
      -------------------------------------------------------------
      |Cost of tangible goods sold                  |      139,204|
      -------------------------------------------------------------
      |Total costs and expenses applicable to       |       16,551|
      |revenues                                     |             |
      -------------------------------------------------------------
      |Other costs and expenses                     |            0|
      -------------------------------------------------------------
      |Provision for doubtful accounts              |        2,468|
      -------------------------------------------------------------
      |Interest and amortization of debt discount   |        1,619|
      -------------------------------------------------------------
      |Income before taxes and other items          |        (451)|
      -------------------------------------------------------------
      |Income tax expense                           |        (185)|
      -------------------------------------------------------------
      |Income/loss continuing operations            |        1,649|
      -------------------------------------------------------------
      |Discontinued operations                      |            0|
      -------------------------------------------------------------
      |Extraordinary items                          |            0|
      -------------------------------------------------------------
      |Cumulative effect-changes in accounting      |            0|
      |principles                                   |             |
      -------------------------------------------------------------
      |Net Income or loss                           |        (851)|
      -------------------------------------------------------------
      |Earnings or loss per share-primary           |        (.13)|
      -------------------------------------------------------------
      |Earnings or loss per share-fully diluted     |        (.13)|
      -------------------------------------------------------------



    1