Form 10-Q/A
period 1996-12-31
NAVARRE CORP /MN/
filed 1997-04-01
CIK 911650

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

   The Exhibit 10.3 - 1992 Stock Option Plan, amended and restated, has been added.

   The Exhibit 11 - Statement Re: Computation of per share earnings has been added.

   The Exhibit 27 - Financial Data Schedule has been added.


   Signatures
          The signiture page is attached.




   Part II.  Other information


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


                                                Navarre Corporation
                                                (Registrant)



   Date:  April 1, 1997                         By /s/ Charles E. Cheney
                                                ------------------------
                                                Charles E. Cheney
                                                Treasurer and Secretary,
                                                Executive Vice President,
                                                and Chief Financial Officer