Form 10-K405
period 1997-03-31
NAVARRE CORP /MN/
filed 1997-06-30
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997

                         Commission File Number 0-22982

                               NAVARRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MINNESOTA                               41-1704319
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                   7400 49TH AVENUE NORTH, NEW HOPE, MN 55428
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 535-8333

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                    COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( x )   No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ( x )   No (   )

As of June 18, 1997, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was $22,432,306 based on the closing market price on that date.

As of June 18, 1997, the Company had outstanding 6,902,248 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders , a copy of which will be filed within 120 days of March 31, 1997, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation, has been engaged in the distribution of prerecorded music and personal computer software since 1983. The Company operated as an independent company from 1983 until January 1990 when it was acquired by a subsidiary of Live Entertainment, Inc. ("Live Entertainment"). Immediately following the acquisition, the Company's personal computer software business was transferred to a Live Entertainment subsidiary while Navarre continued to operate the prerecorded music business. In October 1991, Live Entertainment sold all of the Common Stock back to certain of the former shareholders and employees of Navarre. Since the October 1991 repurchase, the Company has focused its efforts on establishing itself as a national distributor of independent and major labels in the prerecorded music industry and reestablishing its personal computer software distribution business, as well as securing a lead position in the publishing and distribution of interactive CD-ROM.

The Company operates through two principal divisions, its Music Products Division and its Computer Products Division. Building upon its strength and expertise as a leading independent distributor of prerecorded music, the Company has achieved increasing sales in the growing market for personal computer software and interactive CD-ROM software. The Company's product line contains over 20,000 SKU's of compact discs, cassettes, personal computer software and interactive CD-ROM software sold to over 500 customers with over 9,000 locations throughout the United States. Its primary customers include (i) music and computer specialty chains, (ii) membership wholesale clubs, (iii) mass merchandisers and discount retailers and (iv) wholesalers and rackjobbers.

In 1994 the Company established a CD-ROM publishing company named Digital Entertainment, Inc., which is now a wholly-owned subsidiary of the Company. All of the products of Digital Entertainment are exclusively distributed by the Company through its Computer Products Division.

During fiscal 1997 Net Radio Network, one of the most popular music and entertainment sites on the Internet, became a subsidary of Navarre and embarked on a partnership strategy with ValueVision International, Inc. to become an aggressive participant in the emerging electronic marketplace on the Internet.

THE COMPANY'S MARKETS

PRERECORDED MUSIC

The prerecorded music industry is a relatively new industry which grew largely during the 1950's and throughout subsequent decades. Prior to the late 1970's, prerecorded music competed primarily with radio, television and literature for home entertainment. By the late 1970's and early 1980's, technological advances brought new forms of home entertainment including video games, video cassettes and cable television. Even though these types of home entertainment have developed, the prerecorded music industry in the United States has traditionally experienced steady growth, with sales increasing in each year since 1982. As reported by the Recording Industry Association of America ("RIAA"), sales of prerecorded music and music videos have increased to $12.5 billion in 1996.

Beginning in the 1970's, a significant amount of consolidation occurred in both the production and distribution components of the prerecorded music industry. Industry sources indicate that approximately eighty percent (80%) of the industry's total revenue is derived from production or distribution by the six major companies through their recording labels and their affiliated distribution companies. They are (i) Time-Warner and Warner/Elektra/Atlantic Corporation
(WEA); (ii) Sony Corporation and Sony Music Distribution; (iii) Phillips N.V./Polygram N.V. and PGD Distribution; (iv) Thorn/EMI and EMI Music Distribution; (v) Bertelsmann A.G. and BMG Music and (vi) The Seagram Company, Ltd./MCA, Inc../and UNI Distribution. In addition to these major labels and their distribution companies, there are a number of independent labels that produce recordings for artists and a number of independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis. These independent labels and their distributors currently represent twenty percent (20%) of the industry's total revenue.

Distributors perform a number of functions in the music industry. Although the major labels are generally distributed to the retail channel directly by their affiliated distribution company, there are a number of areas where alternative distribution methods are required. These include (i) the distribution of labels other than major labels, which cover recordings by national, regional and local artists, (ii) the distribution of products to retailers that are too small to buy in quantity from the major label distribution companies, (iii) distribution channels that the major label distribution companies choose not to sell to and
(iv) the distribution of products as secondary suppliers filling in temporary out-of-stock conditions.

PERSONAL COMPUTER SOFTWARE

The distribution of personal computer software is more fragmented than the distribution process for prerecorded music, in part, because there has been no equivalent of the six major label distribution companies in the software industry. As the industry matures, there will be a shift from many smaller publishers to fewer major publishers. These publishers will have the clout necessary to influence standards like pricing, packaging and returns. The key retailers continue to be the mass merchants, computer superstores and warehouse clubs. However, there are new emerging channels such as music retailers, bookstores, specialty stores and drug and grocery stores.

Consumer software sales in 1996 increased 18% over 1995 to $2.6 billion according to P.C. Data. During 1996 the industry did experience a high level of consolidation. Some of the large companies leading the consolidation efforts were CUC Software, The Learning Company and Electronic Arts. The customer profile also underwent significant change in 1996 as NeoStar, the largest software retailer filed bankruptcy. In addition, Tandy Corporation consolidated its Incredible Universe stores with its Computer City stores and subsequently sold or closed down several of its outlets.

The large retailers utilize both distribution and direct publisher relationships to purchase software. As the publishers grow they develop the operational efficiencies and capacity to establish direct customer relationships. This has happened primarily in the entertainment category which has experienced the greatest growth (25% vs. last year) and the most consolidation. Edutainment is also a category that is being supplied more and more on a direct basis. Productivity remains to be a category that is primarily supplied through distribution.

During the past several years, the Company experienced a pronounced shift in its product mix. Whereas earlier in its history, the Company's music division had accounted for more than half the Company's sales, during the fiscal year ended March 31, 1997, computer software sales accounted for 75.2% of the Company's net sales.

THE COMPANY'S STRATEGY AND RECENT ACQUISITIONS

The Company's goal is to publish and distribute on an international basis in both music and interactive CD-ROM, as well as become a leading content provider to the Internet. The Company intends to achieve this goal by (i) increasing the number of exclusive national distribution arrangements with proprietary prerecorded music artists and labels, (ii) increasing its exclusive personal computer software and interactive CD-ROM software product lines through licenses and distribution agreements, (iii) continuing to deliver high levels of service to the growth channels of retailing, including technological advances such as Electronic Data Interchange ("EDI"), which is the paperless exchange of business data such as purchase orders and invoices from one computer to another, (iv) continuing to expand the sale of prerecorded music and personal computer software products together in the marketplace, (v) improving its efficiencies with the consolidation of its facilities into a new single distribution center and improved technologies in that center (vi) expanding its business through strategic acquisitions in areas or in businesses that complement the Company's existing businesses and (vii) utilizing the Internet to expand the appeal of its products to a broader consumer base internationally.

On May 1, 1996 the Company entered into a stock purchase agreement with Net Radio Corporation, a Nevada corporation ("Net Radio (Nevada)"),which owned and operated Net Radio Network, an Internet-only radio network. Under the terms of the agreement, the Company agreed to pay $1.5 million for one-half of the outstanding common stock of Net Radio (Nevada). In addition, the Company entered into an option agreement with the existing shareholders of Net Radio (Nevada) under which the Company issued 190,000 shares of Common Stock to these shareholders and received the right to purchase up to twenty percent (20%) of the outstanding Net Radio (Nevada) stock owned by these shareholders pursuant to a formula based upon Net Radio (Nevada)'s future earnings before interest and taxes.

On March 7, 1997 the Company entered into an Agreement and Plan of Reorganization with Net Radio (Nevada) under which it agreed to acquire Net Radio (Nevada). Under the terms of the transaction, which closed on March 21, 1997, Net Radio (Nevada) was merged with a wholly-owned subsidiary of the Company and the Company agreed to issue to the former shareholders of Net Radio (Nevada) up to 2,100,000 shares of its Common Stock (the "Navarre Shares"). Substantially all of the Navarre Shares to be issued are contingent upon Net Radio achieving specified levels of sales and profits. In connection with the execution of the Agreement, certain of the directors, officers and former shareholders of Net Radio (Nevada) entered into non-compete agreements, employment or consulting agreements with the Company. In addition, the former shareholders of Net Radio (Nevada) entered into a voting agreement and a shareholder rights agreement with Navarre containing certain lock-up obligations, registration rights and rights of first refusal with respect to the Navarre shares.

Concurrent with the Company's acquisition of Net Radio, ValueVision International, Inc. ("ValueVision") agreed to make an investment of $3.0 million in the Navarre subsidiary, Net Radio Corporation, a Minnesota corporation, ("Net Radio (Minnesota"), consisting of $1.0 million in cash and an agreement to provide $2.0 million in advertising time in exchange for acquiring fifteen percent (15%) of the Net Radio (Minnesota) shares. ValueVision International is an integrated electronic and print media direct marketing company and the nation's third-largest television home shopping network. Once Net Radio (Minnesota), achieves sales revenue of $3.0 million in any rolling, consecutive four quarter period, (i) Net Radio (Minnesota), at its option, may require ValueVision to purchase an additional 4.95 percent of Net Radio (Minnesota) for $500,000 in cash and (ii) ValueVision, at its option, may invest $500,000 in cash and receive 4.95 percent of Net Radio (Minnesota). In the event that either Net Radio (Minnesota) or ValueVision exercises its option, the other party's option expires. ValueVision also has the right to convert its Net Radio (Minnesota) shares into shares of Navarre's Common Stock in the future upon the occurrence of certain events.

In the event that Net Radio has not commenced an initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company in exchange for cash or, at the option of the Company, common stock of the Company.

On June 27, 1996, the Company acquired all the outstanding stock of Record Service, Inc., and its subsidiary Surfside Distributors, Inc., a Hawaiian-based distributor of prerecorded music. The Company believes the acquisition will enable it to expand its national presence and to act as an exclusive distributor for CEMA and BMG in Hawaii. The Company paid $250,000 in cash and issued 180,000 shares of common stock in connection with the acquisition. Both Record Service Inc. and Surfside Distributors, Inc. were subsequently merged into Navarre.

On September 3, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Velvel Agreement") with Velvel Musical Industries, Inc. Under the terms of the Velvel Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC, a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. The Company agreed to make a $10.0 million investment in Velvel Records. Of this amount, the Company made an investment of $5.0 million in Velvel Records on November 15, 1996 and agreed to make an additional investment of $5.0 million in Velvel Records on or before April 10, 1997.

In connection with its investment, the Company received the right for a period of five years to distribute substantially all of the Velvel Records products within the United States. The Company is also entitled to a percent of the assets of Velvel Records in the event of a liquidation, and in the future, if, and when Velvel Records obtains profitability, the Company will be entitled to convert its interest into an additional interest in the share of the profits of Velvel Records. The Company was unable to make the required $5.0 million payment on April 10, 1997. On May 8, 1997, Velvel Records replaced the $5.0 million note due April 10, 1997 with a demand note in the amount of $5.0 million. The Company intends to pay the $5.0 million note when it had funds available under its new credit facility with Congress Financial Corporation. Although the Company's failure to make the $5.0 million payment when due on April 11, 1997 may have given Velvel Records the ability to terminate the distribution agreement, the Company continues to work with Velvel Records to increase distribution of the Velvel products. If Velvel Records calls the demands note in the future at a time when the Company is unable to pay amounts due under the demand note, Velvel might have additional rights to cancel the Company's right to distribute the Velvel Records products.

As a result of lower than expected sales of Velvel Records products, the Company has determined the carrying value of its $10.0 investment in Velvel Records exceeded the fair market value of that investment. Accordingly, the Company decided to write down the value of its Velvel Records investment from $9.2 million to $5.3 million at March 31, 1997.

COMPETITION

Competition in both the personal computer software industry and in the music industry is intense and based upon a number of factors, including price, breadth and availability of products, speed of delivery, and various types of support provided by the distributor to the retailer. In the personal computer industry, the Company faces competition from a number of distributors including Ingram Micro, Merisel, Inc., and Tech Data Corporation as well as from manufacturers that sell directly to retailers.

In the pre-recorded music industry, the Company faces competition from the six major label distribution companies, from regional distributors including Alliance Entertainment, Inc. and from other entities that sell directly to retailers.

The Company believes that the distribution of both personal computer software and pre-recorded music will remain highly competitive and the keys to growth and profitability will be customer service, continued focus on improvements and operating efficiencies, the ability to develop proprietary products and the ability to distribute on a national basis. The Company also believes that over the next several years, both the personal computer software distribution industry and pre-recorded music distribution industry will experience a trend towards consolidation.

DEPENDENCE UPON A SINGLE CUSTOMER

In each of the past several years, the Company has had one or more customers that has accounted for ten percent or more of the Company's net revenues. During the fiscal year ended March 31, 1997, sales to three customers, Best Buy, Comp USA and Musicland Stores Corporation, represented more than ten percent of net revenues. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers at their current levels, and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability.

CUSTOMER SERVICE

The success of the Company in part is due to its ability to offer its customers a flexible range of services. The Company intends to continue this practice as it encounters new demands and requests from customers in emerging channels of retailing. The use of EDI technology is one such service which the Company has implemented to meet customer demands. The Company presently uses EDI technology with most of its major customers. The Company's goal is to extend its EDI relationship to substantially all of its customers and vendors in order to expedite and improve the quality of service, while reducing overhead and improving employee productivity.

EMPLOYEES

As of June 1, 1997, the Company had 239 employees, including 94 in finance and administration, 41 in sales and marketing and 104 in distribution.

SEASONALITY

Much of the Company's business is seasonal in nature with a higher percentage of sales during the second half of the calendar year. As a distributor of products ultimately sold at retail, the Company's business is affected by the pattern of seasonality common to many retailers, particularly the holiday selling season. Historically, more than 70% of the Company's sales occur in the second and third fiscal quarters. Due to the lower level of sales during the first and fourth fiscal quarters of the year, the Company has historically operated at lower levels of profitability or incurred losses during these periods. The Company expects that its business will continue to be seasonal.

BACKLOG

Because of the Company's products are shipped in response to orders, the Company does not maintain any significant backlog.

ITEM 2.  PROPERTIES

On September 25, 1995, the Company entered into an operating lease with a partnership whose two partners are major shareholders and officers of the Company. The Company leases approximately 100,000 square feet of office and warehouse space for its principal facilities in suburban Minneapolis. The lease expires in the year 2005 and provides for a monthly rental of $31,947 over the lease term, adjusted for the Consumer Price Index annually. In addition, the Company is responsible for all operating costs associated with the building. The Company has one additional five-year option to renew the lease.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. In addition, the Company's subsidiary Net Radio Corporation, is involved in the following legal proceeding.

Stephen Kornfeld and William Weiss v. Net Radio Corporation. On April 5, 1996, Stephen Kornfeld and William Weiss filed a lawsuit against Net Radio in Hennepin County District Court in the matter of Stephen Kornfeld et al v. Net Radio Corporation et al (Court File No. CT96-005402) alleging that they had an oral agreement to acquire an equity interest in Net Radio and requesting specific performance and damages. On June 6, 1996, the Court denied a motion by Net Radio to dismiss the complaint. Navarre Corporation has not been named as a defendant in the lawsuit. The lawsuit is in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three month period ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol NAVR. The following table below presents the range of high and low trading sale prices for the Company's stock for each period indicated as reported by NASDAQ. All prices have been adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend distributed June 21, 1996.

                  Quarter                              High         Low
Fiscal 1997
                  First                               $18.31       $3.81
                  Second                               13.00        5.38
                  Third                                 7.13        2.63
                  Fourth                                4.38        2.38
Fiscal 1996
                  First                                 4.12        2.44
                  Second                                5.69        4.00
                  Third                                 4.25        3.25
                  Fourth                                4.25        2.25

At May 31, 1997, the Company had approximately 2,800 shareholders of record. The Company has not paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. Under terms of the Company's credit facility, the Company is prohibited from paying cash dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)                                                   Three
                                                 Year          Year         Year        months        Year
                                                ended         ended        ended        ended        ended
                                               Mar. 31,      Mar. 31,     Mar. 31,     Mar. 31,     Dec. 31,
                                                 1997          1996         1995         1994         1993
Statement of Operations Data:
Net Sales
   Computer software                         $ 150,859       $105,575     $ 50,223    $   6,110     $ 25,036
   Music                                        49,838         52,779       69,275        9,307       40,144
                                             ----------      --------     --------    ----------    --------
      Total                                    200,697        158,354      119,498       15,417       65,180
Gross profit                                    23,282         19,851       15,452        1,362        8,304
Income (loss) from operations                 (  3,703)         3,889        3,461         (683)       1,650
Interest expense                                 2,110          1,521          753           65          525
Income taxes (benefit)                        (    527)           917        1,061         (296)         442
Equity (loss) in Net Radio                    (    719)
Net income (loss)                             (  6,189)         1,319        1,607         (445)         701
Earnings (loss) per common share             $(    .92)      $    .20     $    .26    $(    .07)    $    .17
Weighted average common
  and common equivalent
  shares outstanding(1)                          6,692          6,442        6,288        5,948        4,016

Balance Sheet Data:
Total assets                                 $  78,397       $ 60,108     $ 45,705    $  24,076     $ 30,023
Short-term borrowings                           25,892         21,115        9,639        3,632        6,723
Long-term debt                                     315           ----          455         ----           93
Shareholders' equity                             5,099          9,648        8,215        6,574        6,247

(1) Adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend distributed on June 21, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                             1997        1996        1995
                                            ------      ------      ------
         Net sales:
           Computer software                 75.2%       66.7%       42.0%
           Music                             24.8        33.3        58.0
                                            ------      ------      ------
         Total net sales                    100.0       100.0       100.0
         Cost of sales                       88.4        87.5        87.1
                                            ------      ------      ------
         Gross profit                        11.6        12.5        12.9
         Selling and promotion                2.8         3.1         3.5
         Distribution and warehousing         1.3         1.2         1.0
         General and administration           6.8         5.7         5.5
         Amortization and write down
           of intangible assets               2.5
         Income from operations              (1.8)        2.5         2.9
         Interest expense                     1.1         1.0          .6
                                            ------      ------      ------
         Net income                          (3.1)         .8         1.3

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

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased 26.7% from $158.4 million in fiscal 1996 to $200.7 million in fiscal 1997. Computer software, including CD-ROM software, sales increased by 42.9% from $105.6 million to $150.9 million. Computer software sales increased from 66.7% of net sales in fiscal 1996 to 75.2% of net sales in fiscal 1997. These increases were due primarily to the Company's gains in CD-ROM market share, and formalized agreements with new accounts and major retailers. Price increases did not materially contribute to the increase in computer software net sales. Music sales decreased 5.6% from $52.8 million to $49.8 million. Music sales decreased primarily due to weak major label music sales to both specialty stores and the membership wholesale club channels.

Gross profit increased $3.5 million or 17.8% from $19.8 million in fiscal 1996 to $23.3 million in fiscal 1997. As a percentage of net sales, gross profit decreased from 12.5% in fiscal 1996 to 11.6% in fiscal 1997. Overall gross margins declined due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. The gross profit from computer software sales was $13.6 million or 9.0% of computer software net sales in fiscal 1997 compared with $10.2 million or 9.6% of computer software net sales in fiscal 1996. This decrease in gross margin percent from computer software sales was primarily due to increased price competition in the industry. The gross margin from music sales was $9.7 million or 19.5% of music net sales in fiscal 1997 compared with $9.5 million or 18.0% of music net sales in fiscal 1996. The increase in the gross margin percent for music sales was primarily due to a higher percentage of sales of product by labels under exclusive contracts, which are at a higher gross profit percent.

Selling and promotion expenses increased from $4.9 million in fiscal 1996 to $5.7 million in fiscal 1997 but decreased as a percentage of sales from 3.0% in fiscal 1996 to 2.8% in fiscal 1997. This decrease was primarily due to efficiencies achieved from higher sales volume.

Distribution and warehousing expense increased from $1.9 million in 1996 to $2.7 million in 1997. It also increased as a percentage of sales from 1.2% in 1996 to 1.3% in 1997. This increase was primarily driven by the increased sales of computer products which are less efficient to pick and pack.

General and administrative expenses increased from $9.1 million in fiscal 1996 to $18.6 million in fiscal 1997. They also increased as a percentage of sales from 5.7% in fiscal 1996 to 9.3% in fiscal 1997. This increase was primarily due to a $3.8 million write down of Navarre's investment in the exclusive distribution rights of Velvel Records and the $1.1 million of amortization of intangible assets, and a $1.8 million increase in the provision for allowance for doubtful accounts. The Company increased its provision for doubtful accounts because of its concern that some customers may be unable to pay all or a portion of the amount due with respect to its receivables. Although the Company maintains constant communication with its customers to support and improve their ability to meet their obligations to the Company, the Company, in the past, has incurred bad debt losses in the normal course of its business and expects to incur them in the future.

Interest expense increased from $1.5 million for the fiscal 1996 period to $2.1 million for the fiscal 1997 period. This increase resulted from substantially higher borrowing to support the Company's continued gain in market share, growth in sales and to maintain higher inventory levels. Net income was $1.3 million for fiscal 1996 compared to a loss of $6.2 million for fiscal 1997. The net loss for fiscal 1997 was primarily due to previously discussed write down and amortization of intangible assets and increase of the provision for doubtful accounts. Also included in the net loss for fiscal 1997 was the equity loss in Net Radio.

The Company's effective tax rate decreased from 41.0% in fiscal 1996 to 8.8% in fiscal 1997 as a result of the $1.75 million valuation allowance against deferred tax assets related to the write down and amortization of Velvel's distribution rights.

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased 32.5% from $119.5 million in fiscal 1995 to $158.4 million in fiscal 1996. Computer software, including CD-ROM software, sales increased by 110.2% from $50.2 million to $105.6 million. These increases were due primarily to the Company's gains in CD-ROM market share, and formalized agreements with new accounts and major retailers. Price increases did not materially contribute to the increase in computer software net sales. Music sales decreased 23.8% from $69.3 million to $52.8 million. Music sales decreased primarily due to weak major label music sales to both specialty stores and the membership wholesale club channels.

Gross profit increased $4.4 million or 28.5% from $15.5 million in fiscal 1995 to $19.9 million in fiscal 1996. As a percentage of net sales, gross profit decreased from 12.9% in fiscal 1995 to 12.5% in fiscal 1996. Overall gross margins declined due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. Computer software sales increased from 42.0% of net sales in fiscal 1995 to 66.7% of net sales in fiscal 1996. The gross profit from computer software sales was $10.1 million or 9.6% of computer software net sales in fiscal 1996 compared with $3.9 million or 7.9% of computer software net sales in fiscal 1995. The increased gross margin percent of computer software sales was primarily due to reduced product costs.

The gross margin from music sales was $9.3 million or 17.6% of music net sales in fiscal 1996 compared with $11.5 million or 16.6% of music net sales in fiscal 1995. The increase in the gross margin percent for music sales was primarily due to a higher percentage of sales of product by labels under exclusive contracts, which are at a higher gross profit percent.

Selling and promotion expenses increased from $4.2 million in fiscal 1995 to $4.9 million in fiscal 1996 but decreased as a percentage of sales from 3.5% in fiscal 1995 to 3.1% in fiscal 1996. This decrease was primarily due to efficiencies achieved from higher sales volume.

General and administrative expenses increased from $6.6 million in fiscal 1995 to $9.1 million in fiscal 1996. They also increased as a percentage of sales from 5.5% in fiscal 1995 to 5.7% in fiscal 1996. This increase was the result of building our production capacity to meet forecasted sales at a higher level than actually experienced during the first half of the fiscal year. However, during the second half of the year a decrease resulted from an aggressive cost reduction program that was put into place during that period.

Distribution and warehousing expense increased from $1.2 million in 1995 to $1.9 million in 1996. It also increased as a percentage of sales from 1.0% in 1995 to 1.2% in 1996. This increase was primarily driven by the increased sales of computer products which are less efficient to pick and pack.

Interest expense increased from $753,000 for the fiscal 1995 period to $1.5 million for the fiscal 1996 period. This increase resulted from substantially higher borrowing to support the Company's continued gain in market share, growth in sales and to maintain higher inventory levels. Net income was $1.6 million for fiscal 1995 compared to $1.3 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At March 31, 1997, the Company had net accounts receivable of $47.2 million and inventory of $16.9 million. These assets are primarily financed by accounts payable of $45.5 million and bank borrowings of $20.8 million.

On June 11, 1997, the Company entered into a new revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base. In connection with the new credit facility with Congress Financial Corporation, the Company paid off all amounts due under its previous revolving line of credit with Heller Business Credit.

For the fiscal year ended March 31, 1997 net sales were $200.7 million, an increase of $42.3 million over 1996 fiscal year net sales of $158.4 million. The Company had a net loss of $6.2 million during this period. The Company financed this growth in part by cash of $8.0 million provided by operating activities. Accounts receivable increased by $6.1 million and inventories increased by $2.0 million during the period. These changes were offset partially by a $16.6 million increase in accounts payable and accrued expenses. Investing activities used $6.6 million of cash, including the payment of $5.0 million for Velvel's distribution rights and $870,000 for the purchase of furniture, equipment and leasehold improvements. The Company used net cash of $700,000 in financing activities during the period primarily for bank payments.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements for the next twelve months.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership for Certain beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report

       (1) Financial Statements. The following financial statements of the Company are set forth at the end of this document.

              Report of Independent Auditors
              Consolidated Balance Sheets as of March 31, 1997 and 1996 Consolidated Statements of Operations for each of the three years in the period ended March 31, 1997
              Consolidated Statement of Shareholders' Equity as of March 31,
                  1997
              Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1997
              Notes to Consolidated Financial Statements

       (2) Financial Statement Schedule for each of the three years in the period ended March 31, 1997

              Schedule II - Valuation and Qualifying Accounts and Reserves Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.

       (3)    Exhibits

              *      Indicates compensatory agreement.

              3.1    Articles of Incorporation

              3.2    Bylaws, incorporated herein by reference from Exhibit 3.2
                         to Form S-1, Registration Number 33-68392

              10.1   *Employment Agreement, dated October 1, 1996, between the
                         Company and Eric H. Paulson

              10.2   *Employment Agreement, dated October 1, 1996, between the
                         Company and Charles E. Cheney

              10.3   *Employment Agreement, dated November 21, 1996, between the
                         Company and Guy M. Marsala

              10.4   *Employment Agreement with Stuart S. Marlowe, dated June
                         18, 1996, incorporated by reference from Exhibit 10.14 to Form 10-K for year ended March 31, 1996

              10.5   1992 Stock Option Plan, amended and restated, incorporated herein by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1996

              10.6   Form of Individual Stock Option Agreement under 1992 Stock
                         Option Plan, from Exhibit 10.4 to Form S-1

              10.7   Form of Distribution Agreement, incorporated herein by
                         reference from Exhibit 10.5 to Form S-1

              10.8   Form of Termination Agreement for Executives of the
                         Company, incorporated herein by reference from Exhibit
                         10.6 to Form 10-K for year ended March 31, 1996

              10.9   Lease dated September 25, 1995 between Navarre Corporation and New Hope, LLP with respect to the Corporate Headquarters in New Hope, MN, incorporated herein by reference from Exhibit 10.10 to Form 10-Q for quarter ended September 30, 1995

              10.10  May 1, 1996 Stock Purchase Agreement with Net Radio
                         Corporation, incorporated herein by reference from
                         Exhibit 10.6 to Form 10-K for year ended March 31, 1996

              10.11  Unit Purchase Agreement and Operating Agreement dated
                         August 28, 1997 of Velvel Records LLC is incorporated by reference from Exhibit 10.15 to the Form 10-Q for the quarter ended September 30, 1996

              10.12  Demand Promissory Note for Velvel Records, dated May 8,
                         1997.

              10.13  Loan and Security Agreement between Congress Financial
                         Corporation and Navarre Corporation, dated June 12,
                         1997

              10.14  Agreement and Plan of Reorganization dated March 7, 1997 by and Among Net Radio Corporation, a Nevada corporation, Navarre Corporation and Net Radio Corporation, a Minnesota Corporation.

              10.15  Escrow Agreement dated March 20, 1997 between Navarre
                         Corporation and Net Radio Corporation

              10.16  Form of Shareholder Rights Agreement dated March 24, 1997 between former shareholders of Net Radio Corporation and Navarre Corporation

              10.17  Form of Voting Agreement dated March 11, 1997 between former shareholders of Net Radio Corporation and Navarre Corporation

              10.18  Stock Purchase Agreement dated as of March 7, 1997, by and among ValueVision International, Inc. Net Radio Corporation (Minnesota), Navarre Corporation, and Net Radio Corporation (Delaware)

              10.19  Conversion Agreement dated March 20, 1997 by and between
                         ValueVision International, Inc. and Navarre Corporation

              11     Statement re: Computation of Per Share Earnings

              21     List of Subsidiaries

              23.1   Consent of Ernst & Young LLP

              27.1   Financial Data Schedule


(b)    Reports on Form 8-K

       The Company filed a Form 8-K dated February 8, 1997 in which it reported
(i) its proposed transaction with Net Radio Corporation and (ii) certain developments with respect to Musicland Stores Corporation.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAVARRE CORPORATION
                                        (Registrant)


June 24, 1997                           By  /S/ Eric H. Paulson
                                            ------------------------------------
                                                Eric H. Paulson
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)
Each person whose signature appears below constitutes and appoints Eric H. Paulson and Charles E. Cheney as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

            Signature                                   Title                       Date
            ---------                                   -----                       ----
    /S/  Eric H. Paulson                  Chairman of the Board, President      June 24, 1997
------------------------------------      and Chief Executive Officer
         Eric H. Paulson

    /S/  Charles E. Cheney                Director, Treasurer and Secretary,    June 24, 1997
------------------------------------      Executive Vice President and
         Charles E. Cheney                Chief Financial Officer

    /S/  Dickinson G. Wiltz               Director                              June 24, 1997
------------------------------------
         Dickinson G. Wiltz

    /S/  James G. Sippl                   Director                              June 24, 1997
------------------------------------
         James G. Sippl

    /S/  Michael L. Snow                  Director                              June 24, 1997
------------------------------------
         Michael L. Snow


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                              /S/ Ernst & Young LLP

Minneapolis, Minnesota
April 25, 1997

                                   NAVARRE CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         MARCH 31
                                                                    1997         1996
                                                                  --------     --------
ASSETS
Current assets:
   Cash                                                           $    655     $      4
   Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,585 in 1997 and $943 in 1996           47,163       41,023
   Inventories                                                      16,854       14,816
   Note receivable, officer                                            214           --
   Prepaid expenses and other current assets                         3,062          897
                                                                  --------     --------
Total current assets                                                67,948       56,740

Property and equipment, net of accumulated depreciation of
   $2,571 and $1,351, respectively                                   3,438        2,861

Other assets:
   Velvel distribution rights                                        5,346           --
   Goodwill                                                          1,492           52
   Other assets                                                        173          455
                                                                  --------     --------
Total assets                                                      $ 78,397     $ 60,108
                                                                  ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                           $ 20,750     $ 21,115
   Current portion of long-term debt                                 5,142           --
   Accounts payable                                                 45,503       27,715
   Accrued expenses                                                  1,453        1,321
   Income taxes payable                                                135          309
                                                                  --------     --------
Total current liabilities                                           72,983       50,460

Long-term debt, less current maturities                                315           --

Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - None                               --           --
   Common stock, no par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 6,902,248 and 6,328,946,
       respectively                                                  8,005        6,460
   Retained earnings (deficit)                                      (2,584)       3,605
   Unearned compensation                                              (322)        (417)
                                                                  --------     --------
Total shareholders' equity                                           5,099        9,648
                                                                  --------     --------
Total liabilities and shareholders' equity                        $ 78,397     $ 60,108
                                                                  ========     ========


SEE ACCOMPANYING NOTES.


                                  NAVARRE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         YEAR ENDED MARCH 31
                                                   1997          1996          1995
                                                ---------     ---------     ---------
Net sales:
   Computer software                            $ 150,859     $ 105,575     $  50,223
   Music                                           49,838        52,779        69,275
                                                ---------     ---------     ---------
                                                  200,697       158,354       119,498

Cost of sales                                     177,415       138,503       104,046
                                                ---------     ---------     ---------
Gross profit                                       23,282        19,851        15,452


Operating expenses:
   Selling and promotion                            5,669         4,940         4,231
   Distribution and warehousing                     2,697         1,945         1,182
   General and administrative                      13,664         9,077         6,578
   Amortization and writedown of intangible
     assets                                         4,955            --            --
                                                ---------     ---------     ---------
                                                   26,985        15,962        11,991
                                                ---------     ---------     ---------
Income (loss) from operations                      (3,703)        3,889         3,461

Other expense:
   Interest expense                                (2,110)       (1,521)         (753)
   Other expense                                     (184)         (132)          (40)
                                                ---------     ---------     ---------
Income (loss) before income taxes and
   equity in loss of Net Radio, Inc.               (5,997)        2,236         2,668

Income tax expense (benefit)                         (527)          917         1,061
Equity in loss of Net Radio, Inc.                    (719)           --            --
                                                ---------     ---------     ---------
Net income (loss)                               $  (6,189)    $   1,319     $   1,607
                                                =========     =========     =========

Earnings (loss) per common share                $    (.92)    $     .20     $     .26
                                                =========     =========     =========

Weighted average number of common and
   common equivalent shares outstanding
                                                    6,692         6,442         6,288
                                                =========     =========     =========

SEE ACCOMPANYING NOTES.


                                                NAVARRE CORPORATION
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        RETAINED
                                                            SHARES         COMMON       EARNINGS         UNEARNED
                                                            ISSUED         STOCK        (DEFICIT)      COMPENSATION
                                                          ---------      ---------      ---------      ------------
Balance at March 31, 1994                                 5,990,780      $   5,895      $     679       $      --
   Common stock issued under restricted stock grants         69,250            138             --            (138)
   Shares issued upon exercise of stock options               9,316             10             --              --
   Net income                                                    --             --          1,607              --
   Amortization of unearned compensation                         --             --             --              24
                                                          ---------      ---------      ---------       ---------
Balance at March 31, 1995                                 6,069,346          6,043          2,286            (114)
   Common stock issued under restricted stock grants        150,000            338             --            (338)
   Shares issued upon exercise of stock options             109,600             79             --              --
   Net income                                                    --             --          1,319              --
   Amortization of unearned compensation                         --             --             --              35
                                                          ---------      ---------      ---------       ---------
Balance at March 31, 1996                                 6,328,946          6,460          3,605            (417)
   Shares issued in acquisitions                            475,000          1,359             --              --
   Shares issued upon exercise of stock options              93,302            186             --              --
   Net loss                                                      --             --         (6,189)             --
   Amortization of unearned compensation                         --             --             --              95
                                                          ---------      ---------      ---------       ---------
Balance at March 31, 1997                                 6,902,248      $   8,005      $  (2,584)      $    (322)
                                                          =========      =========      =========       =========

SEE ACCOMPANYING NOTES.


                                       NAVARRE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31
                                                             1997          1996          1995
                                                          ---------     ---------     ---------
OPERATING ACTIVITIES
Net income (loss)                                         $  (6,189)    $   1,319     $   1,607
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of leasehold
       improvements                                             871           843           512
     Amortization and write down of intangible assets         4,955            --            --
     Amortization of unearned compensation                       95            35            24
     Equity in loss of Net Radio, Inc.                          719            --            --
     Changes in operating assets and liabilities:
       Accounts receivable                                   (6,114)      (13,794)      (15,349)
       Inventories                                           (2,038)          166        (3,781)
       Prepaid expenses and other assets                       (737)         (415)         (403)
       Accounts payable and accrued expenses                 16,589         1,799        13,367
       Income taxes payable                                    (174)          150           159
                                                          ---------     ---------     ---------
Net cash provided by (used in) operating activities           7,977        (9,897)       (3,864)

INVESTING ACTIVITIES
Note receivable, officer                                       (214)          255           (70)
Acquisition of businesses, net of cash received                (552)           --            --
Payment for Velvel distribution rights                       (5,000)           --            --
Purchases of equipment and leasehold improvements              (870)       (1,456)       (2,538)
                                                          ---------     ---------     ---------
Net cash used in investing activities                        (6,636)       (1,201)       (2,608)

FINANCING ACTIVITIES
Payments on long-term debt                                     (511)         (629)         (333)
Proceeds from bank borrowings                                    --            --           687
Proceeds from note payable, bank                            170,717       142,729       107,138
Payments on note payable, bank                             (171,082)     (130,777)     (100,981)
Payment on notes payable, shareholders                           --          (302)          (48)
Proceeds from sale of common stock                              186            79            10
                                                          ---------     ---------     ---------
Net cash (used in) provided by financing activities            (690)       11,100         6,473
                                                          ---------     ---------     ---------

Net increase in cash                                            651             2             1
Cash at beginning of year                                         4             2             1
                                                          ---------     ---------     ---------
Cash at end of year                                       $     655     $       4     $       2
                                                          =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Velvel distribution rights partially financed by note
  payable                                                 $   5,000     $      --     $      --

Note payable and common stock issued for acquired
  businesses                                              $   1,859     $      --     $      --

SEE ACCOMPANYING NOTES.


                               NAVARRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED MARCH 31, 1997

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes home entertainment products including prerecorded tapes, compact discs and personal computer software and interactive CD-ROM computer software primarily to retailers and wholesalers in the United States.

CONSOLIDATION

The financial statements include the accounts of the Company and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio Inc. (collectively, the Company). All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenues from sales of product are recorded upon shipment. Allowances are provided for estimated sales returns at the time the sale is recorded based on the Company's trailing twelve months experience by product line.

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within sixty days. Credit losses relating to customers consistently have been within management's expectations.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method for leasehold improvements and accelerated methods for equipment.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR LONG LIVED ASSETS

The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). The Company adopted the disclosure only provisions of Statement 123. Accordingly, the Company has made pro forma disclosures of what net income and income per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

VELVEL DISTRIBUTION RIGHTS

The carrying value of the Velvel distribution rights is amortized over the five-year life of the distribution agreement on a straight-line basis.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill primarily represents the excess of the purchase price over the fair market value of the net assets of acquired businesses and is amortized on a straight-line basis over 5 to 15 years. Accumulated amortization at March 31, 1997 and 1996 was $321,000 and $20,000, respectively.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS (LOSS) PER COMMON SHARE

Earnings per common share is computed by dividing net income for the period, by the weighted average common and common share equivalent shares outstanding arising from the effect of a convertible debenture and dilutive stock options using the treasury stock method. Loss per share excludes common equivalent shares from stock options and warrants as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for financial statements for period ending after December 15, 1997. For the year ended March 31, 1997, there is no difference between basic loss per share under Statement No. 128 and loss per share as reported.

2. ACQUISITIONS

During May 1996, the Company acquired a 50% interest in Net Radio Corp., an internet radio network. The Company accounted for its investment in Net Radio Corp. under the equity method. In March 1997, the Company acquired the remaining 50% of Net Radio Corp. In total, the Company paid $1,000,000 in cash, issued a $500,000 note payable and issued 295,000 shares of the Company's common stock valued at $954,000.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. ACQUISITIONS (CONTINUED)

The purchase price of the remaining 50% interest may be adjusted if Net Radio Corp. attains certain revenue and income results. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $1,263,000 which is being amortized on a straight-line basis over a 5 year period.

Concurrent with the closing of the second investment in Net Radio Corp., the Company sold 15% of the common stock of Net Radio Corp. to ValueVision International, Inc., (ValueVision) for $1,000,000 in the form of cash and $2,000,000 in future advertising on the ValueVision network valued by the Company at $1,000,000. In the event that Net Radio Corp. has not commenced an Initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company payable to ValueVision in cash or common stock at the option of the Company.

In May 1996, the Company purchased Record Service, Inc., and its wholly-owned subsidiary Surfside Distributors, Inc. a Hawaiian based music distributor for $250,000 in cash and 180,000 shares of the Company's common stock valued at $405,000. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $479,000 which is being amortized on a straight-line basis over a 15 year period.

Both acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective dates of acquisition. The pro forma impact of the acquisitions on the Company's results of operations for all years presented was not material.

3. VELVEL DISTRIBUTION RIGHTS

In August 1996, the Company entered into a unit purchase agreement (agreement) with Velvel Records, Inc. (Velvel) to acquire the exclusive distribution rights of Velvel's wholly-owned labels for a period of five years. The Company's investment in Velvel is $10 million of which $5 million was paid upon entering the agreement and the remaining $5 million in the form of a demand promissory note. Upon payment of the first installment, the Company received a capital interest in Velvel of 14.2%. The Company will receive an

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. VELVEL DISTRIBUTION RIGHTS (CONTINUED)

additional capital interest of 14.2% upon payment of the demand promissory note. The Company has the option of acquiring up to 49% of Velvel. Under the agreement, owners of capital interest do not participate in earnings or losses of Velvel.

Amortization of the distribution rights was $834,000 for the year ended March 31, 1997. In March 1997, the Company recorded a write down of $3,820,000 in the Velvel distribution agreement where the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the distribution agreement. Under SFAS 121, the amount of the impairment loss is the excess carrying amount of the impaired asset over the fair value of the asset discounted at a rate commensurate with the risks involved. The remaining carrying value of the distribution rights of $5,346,000 will be amortized over the remaining life of the distribution agreement.

4. NOTE RECEIVABLE, OFFICER

Officer's note receivable is due on demand, bears interest at 8.75% per year and is unsecured.

5. BANK FINANCING AND DEBT

The credit facility has a maximum borrowing limit of $35 million and is secured by substantially all the Company's assets. The amount available to borrow fluctuates based on an asset borrowing base. Interest is at prime plus .5% (9.0% at March 31, 1997) and LIBOR rate plus 2.75% (8.562% at March 31, 1997) and is payable monthly. The weighted average interest rate was 9.5%, 11.5% and 11.2% for the years ended March 31, 1997, 1996 and 1995, respectively. Annual commitment fees payable to the lender are .375% per annum on the unused portion of the credit line.

On June 11, 1997, the Company entered into a new revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base. In connection with the new credit facility with Congress Financial Corporation, the Company paid off all amounts due under its revolving line of credit in place at March 31, 1997.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. BANK FINANCING AND DEBT (CONTINUED)


Long-term debt consists of the following (in thousands):

                                                                          MARCH 31
                                                                   1997             1996
                                                                  ------           ------
   Promissory note payable to Velvel Records LLC, due on
     demand, interest at the prime rate on the unpaid balance
     only after demand, secured by capital interest               $5,000           $    -

   Capital equipment leases with monthly payments of $1
     to $6, secured by equipment                                     381                -

   Notes payable in monthly installments of $5 through
     September 1998, interest at 10%, unsecured                       76                -
                                                                  ------           ------
                                                                   5,457                -
   Less current portion                                            5,142                -
                                                                  ------           ------
   Long-term debt                                                 $  315           $    -
                                                                  ======           ======


Interest paid was $2,112,000, $1,521,000 and $753,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Maturities of long-term debt are as follows: 1998 - $5,142,000; 1999 - $135,000; 2000 - $81,000; 2001 - $69,000; and 2002 - $30,000.

6. SHAREHOLDERS' EQUITY

The Company has issued warrants to the lead underwriter of the December 16, 1993 public offering, to purchase 180,000 common shares, exercisable for five years from the date of the public offering at $3.90 per share. No warrants have been exercised at March 31, 1997.

On May 21, 1996, the Board of Directors declared a two-for-one stock split in the form of a fifty percent stock dividend distributed on June 21, 1996, to shareholders of record on June 5, 1996. All earnings (loss) per share and per share data have been adjusted to reflect the two-for-one stock split.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. SHAREHOLDERS' EQUITY (CONTINUED)

Also on June 13, 1996, the Board of Directors resolved to amend the Company's articles of incorporation to authorize the creation of a class of preferred stock of 5,000,000 shares. The amendment was approved by the Company's shareholders on September 5, 1996.

7. STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire five years after the grant date. Option activity is summarized as follows:

                                   PLAN                           WEIGHTED
                                 OPTIONS           PLAN           AVERAGE
                              AVAILABLE FOR       OPTIONS      EXERCISE PRICE
                                  GRANT         OUTSTANDING      PER SHARE
                              -------------     -----------    --------------

Balance March 31, 1994             79,746          394,254       $   1.02
  Additional shares               400,000               --             --
  Granted                        (104,574)         104,574           2.03
  Canceled                          8,222           (8,222)          1.10
  Exercised                            --           (9,316)          1.07
                                ---------        ---------       --------
Balance on March 31, 1995         383,394          481,290           1.27
  Additional shares             1,300,000               --             --
  Granted                        (847,390)         847,390           2.93
  Canceled                         17,596          (17,596)          3.15
  Exercised                            --         (123,860)          1.28
                                ---------        ---------       --------
Balance on March 31, 1996         853,600        1,187,224           2.43
  Granted                        (141,000)         141,000           5.37
  Canceled                         99,356          (99,356)          2.29
  Exercised                            --          (98,302)          1.89
                                ---------        ---------       --------
Balance on March 31, 1997         811,956        1,130,566       $   2.85
                                =========        =========       ========

The weighted average fair value of options granted in 1997 and 1996 was $2.45 and $1.63 per share, respectively.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS AND GRANTS (CONTINUED)

The exercise price of options outstanding at March 31, 1997 ranged from $.96 to $11.38 per share, as summarized in the following table:

                                                                                      WEIGHTED
                                                  WEIGHTED                             AVERAGE
       RANGE OF        SHARES OUTSTANDING         AVERAGE            NUMBER OF        EXERCISE
       EXERCISE           AT MARCH 31,           REMAINING             SHARES           PRICE
        PRICE                 1997            CONTRACTUAL LIFE      EXERCISABLE       PER SHARE
   --------------------------------------------------------------------------------------------
   $  .96 - $ 2.00          230,006              1.9 years            171,428          $1.08
    $2.01 - $ 3.30          513,970              3.9 years            187,228           2.27
    $3.31 - $ 6.00          359,590              3.5 years             66,678           4.33
    $6.01 - $11.38           27,000              5.3 years                  -           9.37
                          ---------                                   -------
Total                     1,130,566              3.4 years            425,334          $2.85
                          =========                                   =======


The number of options exercisable at March 31, 1997, 1996 and 1995 was 425,334, 322,306 and 129,153, respectively, at a weighted average exercise price of $2.07, $1.68 and $1.01 per share, respectively.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively; risk-free interest rate of 6.7%, volatility factor of the expected market price of the Company's Common Stock of .57 and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value calculation, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS AND GRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              MARCH 31
                                                       1997             1996
                                                     --------          ------

   Pro forma net income (loss)                       $(6,352)          $1,255
   Pro forma earnings (loss) per common share           (.94)             .19

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees which are recorded at the market value on the date of the grant. A total of 150,000 and 69,250 common shares were issued under restricted stock grants for the years ended March 31, 1996 and 1995, respectively. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $95,000, $35,000 and $24,000 for the years ended March 31, 1997, 1996 and 1995, respectively. The remaining unamortized unearned compensation is expected to be charged to operations over the five-year vesting period.

8. INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

                                               YEAR ENDED MARCH 31
                                         1997         1996           1995
                                       --------       -----         -------
   Current:
     Federal                           $   560        $850          $1,127
     State                                 120          85             151
                                       --------       -----         -------
                                           680         935           1,278
   Deferred                             (1,207)        (18)           (217)
                                       --------       -----         -------
   Income tax expense (benefit)        $  (527)       $917          $1,061
                                       ========       =====         =======

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 1997 and 1996 included in prepaid expenses and other assets are as follows (in thousands):

                                                                        MARCH 31
                                                                  1997           1996
                                                                 -------        -------
   Amortization of intangible assets                             $1,750         $    -
   Net operating loss carryforward                                  117            156
   Allowance for uncollectible accounts                             955             79
   Allowance for sales returns                                      479            297
   Book/tax depreciation                                             50            (18)
   Reserve for sales discounts                                      145            116
   Accrued vacations                                                 55             39
   Inventory - uniform capitalization                                86             76
   Inventory - obsolescence                                          65              -
                                                                 -------        -------
                                                                  3,702            745
   Valuation allowance                                           (1,750)             -
                                                                 -------        -------
   Total deferred tax assets (included in prepaid expenses
     and other current assets)                                   $1,952         $  745
                                                                 =======        =======


The net operating loss carryforward of $333,000 is limited to a utilization limit of $111,000 per year through the year 2000 as a result of the change in the Company's year end in 1994.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. INCOME TAXES (CONTINUED)

A reconciliation of income tax expense to the statutory federal rate is as follows (in thousands):

                                                              YEAR ENDED MARCH 31
                                                       1997          1996          1995
                                                     --------        -----        -------
   Tax expense (benefit) at statutory rate           $(2,039)        $782         $  907
   State income taxes (benefit), net of
     federal benefit                                    (365)          80             99
   Valuation allowance                                 1,750            -              -
   Goodwill amortization                                  92            -              -
   Other                                                  35           55             55
                                                     --------        -----        -------
                                                     $  (527)        $917         $1,061
                                                     --------        -----        -------
   Effective tax rate                                   (8.8)%       41.0%          39.8%
                                                     =========       =====        =======


Cash paid for income taxes was $855,000, $791,000, and $263,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

9. COMMITMENTS

LEASES

On September 25, 1995, the Company entered into an operating lease agreement for office and warehouse space with a partnership whose two partners are major shareholders and officers of the Company. The lease expires in 2005 and provides for monthly payments of $31,947 over the lease term, adjusted for the Consumer Price Index after five years. In addition, the Company is responsible for all operating costs associated with the building. The Company has one additional five-year option to renew the lease.

Total rent expense was $804,000, $546,000, and $472,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS (CONTINUED)

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 1997 (in thousands):

   1998                                                $  513
   1999                                                   499
   2000                                                   449
   2001                                                   440
   2002                                                   376
   Thereafter                                           1,316
                                                      --------
                                                       $3,593
                                                      ========

10. MAJOR CUSTOMERS

The Company has three major customers which accounted for 47%, 54% and 51% of sales in fiscal 1997, 1996, and 1995.

                                              NAVARRE CORPORATION

                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


--------------------------------------------------------------------------------------------------------------
COL. A                                      COL. B                COL. C              COL. D          COL. E
--------------------------------------    ---------     -------------------------   -----------     ----------
                                                                Additions
                                                        -------------------------
                                                                         (2)
                                                           (1)        Charged to
                                          Balance at    Charged to    Other                         Balance at
                                          Beginning     Costs and     Accounts --   Deductions      End of
Description                               Of Period     Expenses      Describe      -- Describe     Period
--------------------------------------    ---------     ----------    ----------    -----------     ----------
Year ended March 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $196,000     $2,439,000    $508,000(2)    $755,000(1)    $2,388,000
                                           --------     ----------                                  ----------
   Allowance for sales returns              747,000        450,000                                   1,197,000
                                           --------     ----------    ----------     ----------     ----------
   Totals                                  $943,000     $2,889,000    $508,000       $755,000       $3,585,000
                                           ========     ==========    ========       ========       ==========

Year ended March 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $325,000       $576,000                   $705,000(1)      $196,000
   Allowance for sales returns              453,000        294,000                                     747,000
                                           --------     ----------                   --------         --------
   Totals                                  $778,000       $870,000                   $705,000         $943,000
                                           ========       ========                   ========         ========

Year ended March 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts        $  86,000       $528,000                   $289,000(1)      $325,000
   Allowance for sales returns              314,000        139,000                                     453,000
                                           --------     ----------                   --------         --------

   Totals                                  $400,000       $667,000                   $289,000         $778,000
                                           ========       ========                   ========         ========

(1)    Uncollectible accounts written off, net of recoveries.

(2)    Increase in allowance transfered from acquistion of Record Service, Inc.
       and Net Radio Inc.
