Form 10-Q
period 1997-06-30
NAVARRE CORP /MN/
filed 1997-08-08
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarter ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from______________to_______________


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

COMMON STOCK, NO PAR VALUE - 6,902,248 SHARES AS OF JULY 31, 1997

                               NAVARRE CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated balance sheets -
                       June 30, 1997 and March 31, 1997

              Consolidated statements of operations -
                       Three months ended June 30, 1997 and 1996

              Consolidated statements of cash flows -
                       Three months ended June 30, 1997 and 1996

              Notes to consolidated financial statements - June 30, 1997


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION


                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,     MARCH 31,
                                                                    1997          1997
                                                                  --------      --------
                                                                 (UNAUDITED)     (NOTE)
ASSETS
Current assets:
  Cash                                                            $     62      $    655
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,350 and $3,585, respectively           41,312        47,163
  Inventories                                                       18,154        16,854
  Note receivable, officer                                             218           214
Prepaid expenses and other current assets                            3,108         3,062
                                                                  --------      --------
Total current assets                                                62,854        67,948

Property and equipment, net of accumulated depreciation of
  $2,807 and $2,571, respectively                                    3,388         3,438
Other assets:
  Velvel distribution rights                                         5,054         5,346
  Goodwill                                                           1,449         1,492
  Other assets                                                         524           173
                                                                  --------      --------
Total assets                                                      $ 73,269      $ 78,397
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                            $ 24,770      $ 20,750
  Current maturities of long-term debt                               4,642         5,142
  Accounts payable                                                  39,124        45,503
  Accrued expenses                                                     204         1,453
  Income taxes payable                                                 135           135
                                                                  --------      --------
Total current liabilities                                           68,875        72,983

Minority interest in subsidiaries                                       52          --
Long-term debt, less current maturities                                280           315

Shareholders' equity:
   Preferred stock, no par value: Authorized shares -
      5,000,000, Issued and outstanding shares - None
   Common stock, no par value: Authorized shares -
      20,000,000, Issued and outstanding shares -  6,902,248         8,005         8,005
   Retained earnings (deficit)                                      (3,644)       (2,584)
   Unearned compensation                                              (299)         (322)
                                                                  --------      --------
Total shareholders' equity                                           4,062         5,099
                                                                  --------      --------
Total liabilities and shareholders' equity                        $ 73,269      $ 78,397
                                                                  ========      ========

SEE ACCOMPANYING NOTES

NOTE: THE BALANCE SHEET AT MARCH 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,
                                               1997          1996
                                             --------      --------
Net sales:
   Computer software                         $ 26,507      $ 28,009
   Music                                       13,291        11,583
                                             --------      --------
                                               39,798        39,592

Cost of sales                                  35,523        34,525
                                             --------      --------
Gross profit                                    4,275         5,067

Operating expenses:
   Selling and promotion                        1,271         1,168
   Distribution and warehousing                   663           515
   General and administration                   3,160         2,476
   Amortization of intangible assets              409          --
                                             --------      --------
                                                5,503         4,159
                                             --------      --------

Income (loss) from operations                  (1,228)          908

Other expense:
   Interest expense                              (559)         (463)
   Other expense                                 (102)         (104)
                                             --------      --------

Income (loss) before income taxes              (1,889)          341
Income tax expense(benefit)                      (775)          140

Minority interest in subsidiaries                  54          --
                                             --------      --------

Net income(loss)                             $ (1,060)     $    201
                                             ========      ========

Earnings(loss) per common share:             $   (.15)     $    .03
                                             ========      ========

Weighted average number of common and
    common equivalent shares outstanding        6,902         7,616
                                             ========      ========

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                           1997          1996
                                                         --------      --------

OPERATING ACTIVITIES
Net income(loss)                                         $ (1,060)     $    201
Adjustments to reconcile net income(loss)
    to net cash used in operating activities:
        Depreciation and amortization of leasehold
             improvements                                     295           211
        Amortization of intangible assets                     364          --
        Amortization on unearned compensation                  23          --
        Minority interests in subsidiaries                     52          --
        Changes in operating assets and liabilities:
            Accounts receivable                             5,851        (1,393)
            Inventories                                    (1,300)       (1,634)
            Prepaid expenses and other assets                (425)           29
            Accounts payable and accrued expenses          (7,628)        1,696
            Income taxes payable                             --            (239)
                                                         --------      --------
Net cash used in operating activities                      (3,828)       (1,129)

INVESTING ACTIVITIES
Note receivable, officer                                       (4)         (200)
Purchase of business                                         --            (250)
Equity investment in business                                --          (1,000)
Purchase of equipment and leasehold improvements             (245)         (211)
                                                         --------      --------
Net cash used in investing activities                        (249)       (1,661)

FINANCING ACTIVITIES
Payment on long-term debt                                    (536)          (14)
Proceeds from notes payable, bank                          41,524        36,230
Payment on notes payable, bank                            (37,504)      (34,066)
Proceeds from notes payable, officer                         --             497
Exercise of common stock options                             --             142
                                                         --------      --------
Net cash provided by financing activities                   3,484         2,789
                                                         --------      --------

Net increase (decrease) in cash                               593            (1)
Cash at beginning of period                                   655             4
                                                         --------      --------
Cash at end of period                                    $     62      $      3
                                                         ========      ========

Supplemental schedule of non-cash
   transactions; Common stock issued
   as partial consideration for acquisition
   and equity investment in businesses                       --        $    984
                                                         ========      ========

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE B - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share". This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This statement is effective for financial statements for periods ending after December 15, 1997. For quarter ended June 30, 1997, there is no difference between the basic loss share under Statement No. 128 and net loss per share as reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                               THREE MONTHS ENDED JUNE 30
                                                 1997           1996
                                             -------------- --------------
         Net sales:
            Computer                             66.6%           70.7%
            Music                                33.4            29.3
                                             -------------- --------------
         Total net sales                        100.0           100.0
         Cost of sales                           89.3            87.2
                                             -------------- --------------
         Gross profit                            10.7            12.8

         Selling and promotion                    3.2             3.0
         Distribution and warehousing             1.7             1.3
         General and administration               7.9             6.3
         Amortization of intangible assets        1.0              --
                                             -------------- --------------
         Income (loss) from operations           (3.1)            2.3
         Interest expense                         1.4             1.2
         Other expense                            0.3             0.3
                                             -------------- --------------
         Net income (loss)                       (2.7)%           0.5%
                                             ============== ==============

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

Net sales increased 0.5% from $39.6 million to $39.8 million. The gain was primarily due to increased sales in the Music Products Division. Music sales increased 14.7% from $11.6 million to $13.3 million. This was primarily due to aggressive release schedules from a number of the Music Products Division's new proprietary labels. Computer products sales decreased by 5.4% from $28.0 million to $26.5 million. The decrease was primarily due to a much smaller number of new releases of hit products.

Gross profit decreased 15.6% or $792,000 from $5.1 million to $4.3 million. As a percentage of net sales, gross profit decreased from 12.8% during the three month period ending June 30, 1996 to 10.7% for the same period in 1997. Overall gross margin declined due to a lower gross margin in the Company's music business caused in part by a loss incurred in connection with the settlement of litigation with one of the Company's vendors in which the Company agreed to accept partial payment of certain amounts due to it and wrote off the balance due to concerns about collectability of the balance with certain music vendors who have gone out of business. Gross margins from the Computer Products Division's net sales were $2.6 million or 9.7% as a percentage of net sales during the three month period in 1997 compared with $2.7 million or 9.7% as a percentage of net sales in the same period in 1996. Gross margins from music sales were $1.8 million or 13.7% of music net sales for the three month period in 1997 compared with $2.4 million or 20.4% of music net sales for the same period in 1996.

Selling and promotion expense increased from $1.2 million during the three month period in 1996 to $1.3 million during the same period in 1997 and increased as a percentage of net sales from 3.0% during the three month period in 1996 to 3.2% during the same period in 1997. The higher level of expense was primarily due to expenses in Net Radio where none existed last year and higher levels of sale expense related to expansion of the proprietary music for the Music Division.

Distribution and warehousing expense increased from $515,000 in the three month period for 1996 to $663,000 in the same period in 1997. As a percentage of net sales it increased from 1.3% of net sales to 1.7% of net sales. The increased expense was related to increased costs associated with a decrease in the average order size.

General and Administration expenses increased from $2.5 million during the three month period in 1996 to $3.2 million during the same period in 1997 in the current period and increased as a percentage of net sales from 6.3% during the three month period in 1996 to 7.9% during the same period in 1997. This increased expense was primarily due to expenses in the newly acquired Net Radio where none existed last year and costs associated with increased staffing to support anticipated growth. Amortization of intangible assets represents the Company's amortization of its investment in Velvel Musical Products LLC. In November 1996, the Company acquired an interest in Velvel Music Products in exchange for distribution rights with respect to Velvel products. The Company is amortizing its investment in the Velvel distribution rights over the five year life of the distribution agreement.

Interest expense increased from $463,000 for the three month period in 1996 to $559,000 for the three month period in 1997. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales.

A net loss of $1.1 million resulted for the three month period in 1997 compared with net earnings of $201,000 in the same three month period in 1996. This loss was the result of reduced gross profits and increased operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At June 30, 1997, the Company had net accounts receivable of $41.3 million and inventory of $18.2 million. These assets are primarily financed by accounts payable of $39.1 million and bank borrowings of $24.8 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base.

The Company had a net loss of $1.1 million during this period. The Company financed its operations in part by using cash of $3.8 million from operating activities. Accounts receivable decreased by $5.9 million and inventories increased by $1.3 million during the period. These changes were offset partially by a $7.6 million decrease in accounts payable and accrued expenses. Investing activities used $249,000 of cash, including $245,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $3.5 million in financing activities primarily through proceeds of net bank borrowings of $4.0 million during the period offset against payments of $536,000 on long-term debt. Cash at the end of the period was reduced by $593,000.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its working capital needs over the next twelve months.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the Company's legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

                  Exhibit 11:  Statement Re: Computation of per share earnings

                  Exhibit 27:  Financial data schedule


         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997

                               NAVARRE CORPORATION



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NAVARRE CORPORATION
                                              (Registrant)




Date:  August 8, 1997                         By  /s/ Eric H. Paulson
                                              -----------------------
                                              Eric H. Paulson
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer


Date:  August 8, 1997                         By /s/ Charles E. Cheney
                                              ------------------------
                                              Charles E. Cheney
                                              Treasurer and Secretary,
                                              Executive Vice President,
                                              and Chief Financial Officer