Form 10-Q
period 1997-09-30
NAVARRE CORP /MN/
filed 1997-11-13
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended September 30, 1997

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________


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

COMMON STOCK, NO PAR VALUE - 6,906,420 SHARES AS OF OCTOBER 31, 1997

                               NAVARRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated balance sheets -
                  September 30, 1997 and March 31, 1997

         Consolidated statements of operations -
                  Three and six months ended September 30, 1997 and 1996

         Consolidated statements of cash flows Six months ended September 30, 1997 and 1996

         Notes to consolidated financial statements - September 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                SEPTEMBER 30,       MARCH 31,
                                                                    1997              1997
                                                                 -----------       -----------
                                                                 (UNAUDITED)         (NOTE)
ASSETS
Current assets:
  Cash                                                           $        14       $       655
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $1,459 and $3,585, respectively             51,986            47,163
  Inventories                                                         28,316            16,854
  Note receivable, officer                                               224               214
Prepaid expenses and other current assets                              2,965             3,062
                                                                 -----------       -----------
Total current assets                                                  83,505            67,948

Property and equipment, net of accumulated depreciation of
  $3,070 and $2,571, respectively                                      3,329             3,438
Other assets:
  Velvel distribution rights                                           4,763             5,346
  Goodwill                                                             1,366             1,492
  Other assets                                                           474               173
                                                                 -----------       -----------
Total assets                                                     $    93,437       $    78,397
                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                           $    34,790       $    20,750
  Current maturities of long-term debt                                 4,642             5,142
  Accounts payable                                                    48,373            45,503
  Accrued expenses                                                       632             1,453
  Income taxes payable                                                   135               135
                                                                 -----------       -----------
Total current liabilities                                             88,572            72,983

Minority interest in subsidiaries                                          5              --
Long-term debt, less current maturities                                  255               315

Shareholders' equity:
   Preferred stock, no par value: Authorized shares -
      5,000,000, Issued and outstanding shares - None
   Common stock, no par value: Authorized shares -
      20,000,000, Issued and outstanding shares - 6,902,248            8,005             8,005
   Retained earnings (deficit)                                        (3,125)           (2,584)
   Unearned compensation                                                (275)             (322)
                                                                 -----------       -----------
Total shareholders' equity                                             4,605             5,099
                                                                 -----------       -----------
Total liabilities and shareholders' equity                       $    93,437       $    78,397
                                                                 ===========       ===========


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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                            1997           1996           1997           1996
                                          --------       --------       --------       --------
Net sales:
   Computer software                      $ 31,822       $ 33,412       $ 58,329       $ 61,422
   Music                                    16,757         14,783         30,048         26,366
                                          --------       --------       --------       --------
                                            48,579         48,195         88,377         87,788

Cost of sales                               42,341         42,082         77,864         76.607
                                          --------       --------       --------       --------
Gross profit                                 6,238          6,113         10,513         11,181

Operating expenses:
   Selling and promotion                     1,284          1,304          2,555          2,472
   Distribution and warehousing                632            627          1,295          1,142
   General and administration                2,379          2,660          5,539          5,134
   Amortization of intangible assets           405             19            814             21
                                          --------       --------       --------       --------
                                             4,700          4,610         10,203          8,769
                                                                                          4,610
                                          --------       --------       --------       --------

Income from operations                       1,538          1,503            310          2,412

Other expense:
   Interest expense                           (656)          (501)        (1,215)          (964)
   Other expense                               (81)          (143)          (183)          (248)
   Equity in loss of affiliate                --             (414)          --             (414)
                                          --------       --------       --------       --------

Income (loss) before income taxes              801            445         (1,088)           786
Income tax expense (benefit)                   329            352           (446)           492

Minority interest in subsidiaries               47           --              101           --
                                          --------       --------       --------       --------

Net income (loss)                         $    519       $     93       $   (541)      $    294
                                          ========       ========       ========       ========

Earnings (loss) per common share          $    .07       $    .01       $   (.08)      $    .04
                                          ========       ========       ========       ========

Weighted average number of
    common and common equivalent
    shares outstanding                       7,188          7,564          6,902          7,494
                                          ========       ========       ========       ========


SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                              1997           1996
                                                            --------       --------
OPERATING ACTIVITIES
Net income (loss)                                           $   (541)      $    294
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation and amortization of leasehold
             improvements                                        602            474
        Amortization of intangible assets                        726           --
        Amortization on unearned compensation                     47           --
        Minority interests in subsidiaries                         5           --
        Changes in operating assets and liabilities:
            Accounts receivable                               (4,823)        (6,088)
            Inventories                                      (11,462)        (5,706)
            Prepaid expenses and other assets                   (221)           (74)
            Accounts payable and accrued expenses              2,049         11,501
            Income taxes payable                                --             (239)
            Equity in loss of affiliate                         --              414
                                                            --------       --------
   Net cash (used in) provided by operating activities       (13,618)           576

INVESTING ACTIVITIES
Note receivable, officer                                         (10)          (200)
Purchase of business                                            --             (250)
Equity investment in business                                   --             (887)
Purchase of equipment and leasehold improvements                (493)          (563)
                                                            --------       --------
Net cash used in investing activities                           (503)        (1,900)

FINANCING ACTIVITIES
Payment on long-term debt                                       (560)          (132)
Proceeds from notes payable, bank                             81,940         74,317
Payment on notes payable, bank                               (67,900)       (73,006)
Exercise of common stock options                                --              145
                                                            --------       --------
Net cash provided by financing activities                     13,480          1,234
                                                            --------       --------

Net increase in cash                                             641           --
Cash at beginning of period                                      655              4
                                                            --------       --------
Cash at end of period                                       $     14       $      4
                                                            ========       ========

Supplemental schedule of non-cash
   transactions; Common stock issued
   as partial consideration for acquisition
   and equity investment in businesses                          --         $  1,075
                                                            ========       ========


SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE B - NET EARNINGS (LOSS) PER SHARE

Net earnings and loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This statement is effective for financial statements for periods ending after December 15, 1997. For the three month period ended September 30, 1997, there is no difference between the dilutive net income per share under Statement No. 128 and net income per share as reported. For the six month period ended September 30, 1997, there is no difference between the basic loss share under Statement No. 128 and net loss per share as reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     1997        1996        1997         1996
                                    -----       -----       -----        -----
Net sales:
   Computer software                 65.5%       69.3%       66.0%        70.0%
   Music                             34.5        30.7        34.0         30.0
                                    -----       -----       -----        -----
Total net sales                     100.0       100.0       100.0        100.0
Cost of sales                        87.2        87.3        88.1         87.3
                                    -----       -----       -----        -----
Gross profit                         12.8        12.7        11.9         12.7

Selling and promotion                 2.6         2.7         2.9          2.8
Distribution and warehousing          1.3         1.3         1.5          1.3
General and administration            4.9         5.6         6.3          5.9
Amortization of intangible assets     0.8         --          0.9          --
                                    -----       -----       -----        -----
Income from operations                3.2         3.1         0.3          2.7
Interest expense                      1.4         1.0         1.4          1.1
Other expense                         0.2         0.3         0.2          0.3
                                    -----       -----       -----        -----
Net income (loss)                     1.1%        0.2%       (0.6)%        0.3%
                                    =====       =====       =====        =====


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

Net sales increased 0.8% from $48.2 million to $48.6 million for the three month period and 0.7% from $87.8 million to $88.4 million for the six month period. The gain was due to increased sales in the Music Products Division which were partially offset by lower sales in the Computer Software Products Division. Music sales increased by 13.5% from $14.8 million to $16.8 million during the three month period and by 13.6% from $26.4 million to $30.0 million for the six month period. This was primarily due to sales from labels added during the second quarter. Computer products sales decreased by 4.8% from $33.4 million to $31.8 million for the three month period and by 5.0% from $61.4 million to $58.3 million for the six month period. The decrease was primarily due to a much smaller number of new releases of hit products.

Gross profit increased 1.6% or $125,000 from $6.1 million to $6.2 million for the three month period but decreased 6.0% or $668,000 from $11.2 million to $10.5 million for the six month period. As a percentage of net sales, gross profit increased from 12.7% during the three month period ending September 30, 1996 to 12.8% for the same period in 1997 but decreased from 12.7% for the six month period ending September 30, 1996 to 11.9% for the same period in 1997. Overall gross margin increased for the three month period due to increased margins in the Computer Products Division and declined during the six month period due to a lower gross margin in the Company's music business caused in part by a one-time change incurred in connection with the settlement of litigation with one of the Company's vendors in which the Company agreed to accept partial payment of certain amounts due to it and wrote off the balance due to concerns about collectability of the balance. Gross margins from the Computer Products Division's net sales were $3.2 million or 10.1% as a percentage of net sales during the three month period in 1997 and $5.8 million or 9.9% as a percentage of net sales for the six month period in 1997 compared with $3.2 million or 9.5% as a percentage of net sales in the same three month period in 1996 and $5.9 million or 9.6% as a percentage of net sales for the same six month period in 1996. The improvement in gross margin for the Computer Products Division was due to strong performance in the two CD-ROM categories targeted for growth -- personal productivity and reference software. Gross margins from music sales were $3.0 million or 18.0% of music net sales for the three month period in 1997 and $4.8 million or 16.1% of music net sales for the six month period in 1997 compared with $2.9 million or 19.9% of music net sales for the same three month period in 1996 and $5.3 million or 20.1% of music net sales for the same six month period in 1996. The decrease in gross margin for the Music Products Division during the three month period was primarily due to higher sales with lower margins at the Company's Hawaiian branch. The six month decline in gross margin for the Music Products Division was primarily due to the one time loss mentioned earlier.

Selling and promotion expense remained at $1.3 million during the same three month period in 1997 and 1996 but increased from $2.5 for the six month period in 1996 to $2.6 for the same period in 1997. As a percentage of net sales it decreased from 2.7% during the three month period in 1996 to 2.6% during the same period in 1997 but increased as a percentage of net sales from 2.8% during the six month period in 1996 to 2.9% for the same period in 1997. This decrease for the three month period was primarily due to efficiencies achieved from higher sales volume. The higher level of expense for the six month period was primarily due to expenses in Net Radio where none existed in the 1996 period and higher levels of sales expense related to the expansion of the proprietary music for the Music Products Division.

Distribution and warehousing expense increased slightly from $627,000 in the three month period for 1996 to $632,000 in the same period in 1997 and from $1.1 million for the six month period in 1996 to $1.3 million for the same period in 1997. As a percentage of net sales, it remained the same at 1.3% of net sales for the three month period in 1996 and 1997 and from 1.3% of net sales for the six month period in 1996 to 1.5% of net sales for the same period in 1997. The increased expense was related to increased costs associated with a decrease in the average order size.

General and administration expenses decreased from $2.7 million during the three month period in 1996 to $2.4 million during the same period in 1997 but increased from $5.1 million during the six month period in 1996 to $5.5 million during the same period in 1996. As a percentage of net sales, it decreased from 5.6% during the three month period in 1996 to 4.9% during the same period in 1997 but increased from 5.9% during the six month period in 1996 to 6.3% for the same period in 1996. The decrease for the three month period was primarily due to the Company's commitment in controlling these expenses and the increase for the six month period was primarily due to expenses in the newly acquired Net Radio where none existed last year and costs associated with increased staffing to support anticipated growth. Amortization of intangible assets represents the Company's amortization of its investment in Velvel Musical Products LLC. In November 1996, the Company acquired an interest in Velvel Music Products in exchange for distribution rights with respect to Velvel products. The Company is amortizing its investment in the Velvel distribution rights over the five year life of the distribution agreement. The decrease in the provision for doubtful accounts was due to the application of the receivable balance of three customers who filed bankruptcy this past quarter, to the provision.

Interest expense increased from $501,000 for the three month period in 1996 to $656,000 for the three month period in 1997 and from $964,000 for the six month period in 1996 to $1.2 million for the same period in 1997. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels.

Net earnings were $519,000 for the three month period in 1997 compared with net earnings of $93,000 in the same three month period in 1996 and a net loss of $541,000 resulted for the six month period in 1997 compares with net earnings of $294,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At September 30, 1997, the Company had net accounts receivable of $52.0 million and inventory of $28.3 million. These assets are primarily financed by accounts payable of $48.4 million and bank borrowings of $34.8 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base.

The Company had a net loss of $541,000 during this six month period. The Company financed its operations in part by using cash of $13.6 million from operating activities. Accounts receivable increased by $4.8 million and inventories increased by $11.5 million during the period. These changes were offset partially by a $2.0 million increase in accounts payable and accrued expenses. Investing activities used $503,000 of cash, including $493,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $13.5 million in financing activities primarily through proceeds of net bank borrowings of $14.0 million during the period offset against payments of $560,000 on long-term debt. Cash at the end of the period increased by $641,000.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its working capital needs over the next twelve months.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

STEPHEN KORNFELD AND WILLIAM WEISS V. NET RADIO CORPORATION

         As previously disclosed, on April 5, 1996, Stephen Kornfeld and William Weiss filed a lawsuit against Net Radio Corporation ("Net Radio") in Hennepin County District Court in the matter of Stephen Kornfeld et. al v. Net Radio Corporation et. al (Court File No. CT96-005402) alleging that they had an oral agreement to acquire an equity interest in Net Radio and requesting specific performance and damages. In April 1997, the Company acquired Net Radio. On August 19, 1997, the Company and Net Radio entered into a settlement with the plaintiffs under which the Company agreed to issue to the plaintiffs 10,000 of the shares that the Company deposited in escrow in connection with its Net Radio and the plaintiffs agreed to dismiss all claims against Net Radio.

ITEM 2.  CHANGES IN SECURITIES

         (c) ISSUANCE OF UNREGISTERED SECURITIES

         As noted above, on August 19, 1997 the Company and Net Radio entered into a settlement with the plaintiffs under which the Company agreed to issue to the plaintiffs 10,000 of the shares that the Company deposited in escrow in connection with its Net Radio and the plaintiffs agreed to dismiss all claims against Net Radio. The Company believes that this transaction was exempt under
Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 4, 1997. At the meeting, the following person was re-elected as director of the Company:

           NAME                  VOTES FOR           VOTES WITHHELD
           ----                  ---------           --------------
      Michael L. Snow            5,580,361               46,052

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             Exhibit 11:  Statement Re: Computation of per share earnings

             Exhibit 27:  Financial data schedule


         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NAVARRE CORPORATION
                                          (Registrant)


Date:  November 8, 1997                   By /s/ Eric H. Paulson
                                             -----------------------
                                             Eric H. Paulson
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer


Date: November 8, 1997                    By /s/ Charles E. Cheney
                                             ------------------------
                                             Charles E. Cheney
                                             Treasurer and Secretary,
                                             Executive Vice President,
                                             and Chief Financial Officer