Form 10-Q/A
period 1997-09-30
NAVARRE CORP /MN/
filed 1997-11-25
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarter ended September 30, 1997

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from_______________to________________

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

         The number $4,610 appearing immediately below the number $8,769 under the total Operating expenses has been deleted from the column for the six month ended September 1996 column. It had inadvertently been included in the first place.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The first sentence in the sixth paragraph under the table in the "Results of Operations" has been revised.

         SIGNATURES

                  The signature page is attached.

PART I.  FINANCIAL INFORMATION

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                               1997             1996            1997              1996
                                            -----------------------------------------------------------
Net sales:
   Computer software                        $ 31,822         $ 33,412         $ 58,329         $ 61,422
   Music                                      16,757           14,783           30,048           26,366
                                            -----------------------------------------------------------
                                              48,579           48,195           88,377           87,788

Cost of sales                                 42,341           42,082           77,864           76.607
                                            -----------------------------------------------------------
Gross profit                                   6,238            6,113           10,513           11,181

Operating expenses:
   Selling and promotion                       1,284            1,304            2,555            2,472
   Distribution and warehousing                  632              627            1,295            1,142
   General and administration                  2,379            2,660            5,539            5,134
   Amortization of intangible assets             405               19              814               21
                                            -----------------------------------------------------------
                                               4,700            4,610           10,203            8,769
                                            -----------------------------------------------------------

Income from operations                         1,538            1,503              310            2,412

Other expense:
   Interest expense                             (656)            (501)          (1,215)            (964)
   Other expense                                 (81)            (143)            (183)            (248)
   Equity in loss of affiliate                  --               (414)            --               (414)
                                            -----------------------------------------------------------

Income (loss) before income taxes                801              445           (1,088)             786
Income tax expense (benefit)                     329              352             (446)             492

Minority interest in subsidiaries                 47             --                101             --
                                            -----------------------------------------------------------

Net income (loss)                           $    519         $     93         $   (541)        $    294
                                            ===========================================================

Earnings (loss) per common share            $    .07         $    .01         $   (.08)        $    .04
                                            ===========================================================
Weighted average number of
    common and common equivalent
    shares outstanding                         7,188            7,564            6,902            7,494
                                            ===========================================================


SEE ACCOMPANYING NOTES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The first sentence in the sixth paragraph under the table in the "Results of Operations" has been revised to read as follows.

General and administration expenses decreased from $2.7 million during the three month period in 1996 to $2.4 million during the same period in 1997 but increased from $5.1 million during the six month period in 1996 to $5.5 million during the same period in 1997. As a percentage of net sales, it decreased from 5.6% during the three month period in 1996 to 4.9% during the same period in 1997 but increased from 5.9% during the six month period in 1996 to 6.3% for the same period in 1996. The decrease for the three month period was primarily due to the Company's commitment in controlling these expenses and the increase for the six month period was primarily due to expenses in the newly acquired Net Radio where none existed last year and costs associated with increased staffing to support anticipated growth. Amortization of intangible assets represents the Company's amortization of its investment in Velvel Musical Products LLC. In November 1996, the Company acquired an interest in Velvel Music Products in exchange for distribution rights with respect to Velvel products. The Company is amortizing its investment in the Velvel distribution rights over the five year life of the distribution agreement. The decrease in the provision for doubtful accounts was due to the application of the receivable balance of three customers who filed bankruptcy this past quarter, to the provision.

                               NAVARRE CORPORATION



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NAVARRE CORPORATION
                                                     (Registrant)


Date:  November 21, 1997                             By  /s/ Eric H. Paulson
                                                     ---------------------------
                                                     Eric H. Paulson
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer

Date: November 21, 1997                              By /s/ Charles E. Cheney
                                                     ---------------------------
                                                     Charles E. Cheney
                                                     Treasurer and Secretary,
                                                     Executive Vice President,
                                                     and Chief Financial Officer