Form 10-Q
period 1997-12-31
NAVARRE CORP /MN/
filed 1998-02-17
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended December 31, 1997

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

COMMON STOCK, NO PAR VALUE - 7,009,170 SHARES AS OF JANUARY 31, 1998

                               NAVARRE CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated balance sheets -
               December 31, 1997 and March 31, 1997

         Consolidated statements of operations -
               Three and nine months ended December 31, 1997 and 1996

         Consolidated statements of cash flows -
               Nine months ended December 31, 1997 and 1996

         Notes to consolidated financial statements - December 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             DECEMBER 31,    MARCH 31,
                                                                 1997         1997
                                                               --------     --------
                                                              (UNAUDITED)    (NOTE)
ASSETS
Current assets:
  Cash                                                         $     16     $    655
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $1,521 and $3,585, respectively        64,793       47,163
  Inventories                                                    24,910       16,854
  Note receivable, officer                                          229          214
  Prepaid expenses and other current assets                       2,810        3,062
                                                               --------     --------
Total current assets                                             92,758       67,948

Property and equipment, net of accumulated depreciation of
  $3,345 and $2,571, respectively                                 3,144        3,438
Other assets:
  Velvel distribution rights                                       --          5,346
  Goodwill                                                        1,254        1,492
  Other assets                                                      443          173
                                                               --------     --------
Total assets                                                   $ 97,599     $ 78,397
                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                         $ 39,615     $ 20,750
  Current maturities of long-term debt                              167        5,142
  Accounts payable                                               51,570       45,503
  Accrued expenses                                                  875        1,453
  Income taxes payable                                             --            135
                                                               --------     --------
Total current liabilities                                        92,227       72,983

Minority interest in subsidiaries                                   (49)        --
Long-term debt, less current maturities                             204          315

Shareholders' equity:
   Preferred stock, no par value: Authorized shares -
      5,000,000, Issued and outstanding shares - None              --           --
   Common stock, no par value: Authorized shares -
      20,000,000, Issued and outstanding shares -
      6,906,420 and 6,902,248, respectively                       8,015        8,005
   Retained earnings (deficit)                                   (2,547)      (2,584)
   Unearned compensation                                           (251)        (322)
                                                               --------     --------
Total shareholders' equity                                        5,217        5,099
                                                               --------     --------
Total liabilities and shareholders' equity                     $ 97,599     $ 78,397
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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             DECEMBER 31,               DECEMBER 31,
                                          1997         1996          1997           1996
                                        --------     ---------     ---------     ---------
Net sales:
   Computer software                    $ 49,878     $  56,563     $ 108,207     $ 117,985
   Music                                  19,559        13,053        49,607        39,419
                                        --------     ---------     ---------     ---------
                                          69,437        69,616       157,814       157,404

Cost of sales                             61,148        62,597       139,012       139,204
                                        --------     ---------     ---------     ---------
Gross profit                               8,289         7,019        18,802        18,200

Operating expenses:
   Selling and promotion                   1,457         1,652         4,012         4,124
   Distribution and warehousing              849           818         2,144         1,960
   General and administration              3,438         5,164         8,977        10,298
   Amortization of intangible assets         368           148         1,182           169
                                        --------     ---------     ---------     ---------
                                           6,112         7,782        16,315        16,551
                                        --------     ---------     ---------     ---------

Income (loss) from operations              2,177          (763)        2,487         1,649

Other expense:
   Interest expense                       (1,049)         (655)       (2,264)       (1,619)
   Other expense                            (236)         (233)         (420)         (481)
                                        --------     ---------     ---------     ---------

Income (loss) before income taxes            892        (1,651)         (197)         (451)
Income tax expense (benefit)                 368          (677)          (78)         (185)
Equity in loss of affiliate                 --            (171)         --            (585)
Minority interest in subsidiaries             55          --             156          --
                                        --------     ---------     ---------     ---------

Net income (loss)                       $    579     $  (1,145)    $      37     $    (851)
                                        ========     =========     =========     =========

Basic earnings (loss) per share         $    .08     $    (.17)    $     .01     $    (.13)
                                        ========     =========     =========     =========

Weighted average common shares             6,906         6,770         6,904         6,654

Dilutive earnings (loss)
     per common share                   $    .08     $    (.17)    $     .01     $    (.13)
                                        ========     =========     =========     =========

Weighted average number of
    common and common equivalent
    shares outstanding                     7,223         6,770         7,187         6,654
                                        ========     =========     =========     =========


SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED DECEMBER 31,
                                                                 1997          1996
                                                               ---------     ---------
OPERATING ACTIVITIES
Net income (loss)                                              $      37     $    (851)
Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating activities:
        Depreciation and amortization of leasehold
             improvements                                            788           887
        Amortization of intangible assets                          1,084          --
        Amortization on unearned compensation                         71          --
        Equity in loss of affiliate                                 --             585
        Minority interests in subsidiaries                           (49)         --
        Changes in operating assets and liabilities:
            Accounts receivable                                  (17,630)      (14,026)
            Inventories                                           (8,056)       (9,445)
            Prepaid expenses and other assets                        (18)          (69)
            Accounts payable and accrued expenses                  5,489        27,220
            Income taxes payable                                    (135)         (309)
                                                               ---------     ---------
   Net cash (used in) provided by operating activities           (18,419)        3,992

INVESTING ACTIVITIES
Note receivable, officer                                             (15)         (210)
Purchase of business                                                --            (250)
Equity investment in business                                       --          (6,000)
Purchase of equipment and leasehold improvements                    (494)         (839)
                                                               ---------     ---------
Net cash used in investing activities                               (509)       (7,299)

FINANCING ACTIVITIES
Payment on long-term debt                                           (586)         --
Proceeds from notes payable, bank                                136,215       129,695
Payment on notes payable, bank                                  (117,350)     (126,062)
Payment on notes payable, other                                     --            (500)
Exercise of common stock options                                      10           177
                                                               ---------     ---------
Net cash provided by financing activities                         18,289         3,310
                                                               ---------     ---------

Net decrease in cash                                                (639)            3
Cash at beginning of period                                          655             4
                                                               ---------     ---------
Cash at end of period                                          $      16     $       7
                                                               =========     =========

Supplemental schedule of non-cash transactions:
   Cancellation of Velvel distribution agreement               $   4,500          --
   Common stock issued as partial consideration for
    acquisition and equity investment in businesses                 --       $   1,575
                                                               =========     =========


SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1997.

NOTE B - NET EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the compution of basic and diluted earnings per share:
        (In thousands, except per share data)


                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              DECEMBER 31,           DECEMBER 31,
                                             1997      1996        1997      1996
                                            ------    -------     ------    -------
Numerator:
     Net income                             $  579    $(1,145)    $   37    $  (851)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares     6,906      6,770      6,904      6,654
     Dilutive securities:
          Employee stock options               317       --          283       --
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares           7,223      6,770      7,187      6,654
                                            ------    -------     ------    -------

Basic earnings per share                    $  .08       (.17)    $  .01       (.13)
                                            ======    =======     ======    =======
Diluted earnings per share                  $  .08       (.17)    $  .01       (.13)
                                            ======    =======     ======    =======


NOTE C - TERMINATION OF VELVEL RELATIONSHIP

In November 1996, the Company acquired an interest in Velvel Music Products LLC in exchange for distribution rights with respect to Velvel products. As of November 4, 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancelation of the $4.5 million Demand Promissory Note from Navarre to Velvel. Although the Company retains a 15% interest in Velvel, the Company has assigned no monetary value to its interest at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                        DECEMBER 31,         DECEMBER 31,
                                       1997      1996       1997      1996
                                       -----     -----      -----     -----
Net sales:
   Computer software                    71.8%     81.2%      68.6%     75.0%
   Music                                28.2      18.8       31.4      25.0
                                       -----     -----      -----     -----
Total net sales                        100.0     100.0      100.0     100.0
Cost of sales                           88.1      89.9       88.1      88.4
                                       -----     -----      -----     -----
Gross profit                            11.9      10.1       11.9      11.6


Selling and promotion                    2.1       2.4        2.5       2.6
Distribution and warehousing             1.2       1.2        1.4       1.2
General and administration               5.0       7.4        5.7       6.6
Amortization of intangible assets        0.5       0.2        0.7       0.1
                                       -----     -----      -----     -----
Income from operations                   3.1      (1.1)       1.6       1.2
Interest expense                         1.5       0.9        1.4       1.0
Other expense                            0.3       0.3        0.3       0.3
                                       -----     -----      -----     -----
Net income (loss)                        0.8%     (1.6)%      0.0%     (0.5)%
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

Net sales decreased 0.3% from $69.6 million to $69.4 million for the three month period but increased 0.3% from $157.4 million to $157.8 million for the nine month period. The decrease for the three month period was due to lower sales in the Computer Software Products Division and the increase for the nine month period was due to increased sales in the Music Products Division. Music sales increased by 49.6% from $13.1 million to $19.6 million during the three month period and by 25.9% from $39.4 million to $49.6 million for the nine month period. This was primarily due to sales aided by a strong release schedule from labels during the quarter. Computer products sales decreased by 11.8% from $56.6 million to $49.9 million for the three month period and by 8.3% from $118.0 million to $108.2 million for the nine month period. The decrease was primarily due to a much smaller number of new releases of hit products.

Gross profit increased 18.6% or $1.3 million from $7.0 million to $8.3 million for the three month period and 3.3% or $602,000 from $18.2 million to $18.8 million for the nine month period. As a percentage of net sales, gross profit increased from 10.1% during the three month period ending December 31, 1996 to 11.9% for the same period in 1997 and from 11.6% for the nine month period ending December 31, 1996 to 11.9% for the same period in 1997. The increase in overall gross margin for the three month period as well as the nine month period was primarily due to increased margins in the Computer Products Division. Gross margins from the Computer Products Division's net sales were $5.5 million or 11.1% as a percentage of net sales during the three month period in 1997 and $11.3 million or 10.4% as a percentage of net sales for the nine month period in 1997 compared with $4.7 million or 8.3% as a percentage of net sales in the same three month period in 1996 and $10.6 million or 9.0% as a percentage of net sales for the same nine month period in 1996. The improvement in gross margin for the Computer Products Division was primarily due to being more selective in the vendors we do business with and by improving the quality of our content. Gross margins from music sales were $2.8 million or 14.1% of music net sales for the three month period in 1997 and $7.5 million or 15.1% of music net sales for the nine month period in 1997 compared with $2.3 million or 17.6% of music net sales for the same three month period in 1996 and $7.6 million or 19.3% of music net sales for the same nine month period in 1996. The decrease in gross margin for the Music Products Division during the three month period was primarily due to the new return policy that was put into place during the quarter. The nine month decline in gross margin for the Music Products Division was caused in part by the new return policy, a one-time write off of the balance of one of the Company's vendors in which the Company agreed to accept partial payment of certain amounts due to it and higher sales with lower margins at the Company's Hawaiian branch.

Selling and promotion expense decreased from $1.7 million during the three month period in 1996 to $1.5 million during the same period in 1997 and from $4.1 million for the nine month period in 1996 to $4.0 million for the same period in 1997. As a percentage of net sales, it decreased from 2.4% during the three month period in 1996 to 2.1% during the same period in 1997 and from 2.6% during the nine month period in 1996 to 2.5% for the same period in 1997. This decrease for the three month period and nine month period was primarily due to lower freight costs.

Distribution and warehousing expense increased slightly from $818,000 in the three month period for 1996 to $849,000 in the same period in 1997 and from $2.0 million for the nine month period in 1996 to $2.1 million for the same period in 1997. As a percentage of net sales, it remained the same at 1.2% of net sales for the three month period in 1996 and 1997 and increased from 1.2% of net sales for the nine month period in 1996 to 1.4% of net sales for the same period in 1997. The increased expense for the nine month period was related to increased costs associated with a decrease in the average order size.

General and administration expenses decreased from $5.2 million during the three month period in 1996 to $3.4 million during the same period in 1997 and from $10.3 million during the nine month period in 1996 to $9.0 million during the same period in 1997. As a percentage of net sales, it decreased from 7.4% during the three month period in 1996 to 5.0% during the same period in 1997 and from 6.6% during the nine month period in 1996 to 5.7% for the same period in 1997. The decrease for the three month period and nine month period was primarily due to an additional provision of $2.0 million to the Company's allowance for doubtful accounts in 1996. This year's increase in dollars as well as a percentage of net sales for the both the three and nine month periods was primarily due to expenses in the newly acquired Net Radio where none existed last year and costs associated with increased staffing to support anticipated growth. Amortization of intangible assets represents the Company's amortization of its investment in Velvel Musical Products LLC. As of November 4, 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancellation of the $4.5 million Demand Promissory Note from Navarre to Velvel. The net effect of amortization expense from the cancellation of the Velvel agreement was $167,000 for the nine month period.

Interest expense increased from $655,000 for the three month period in 1996 to $1.0 million for the three month period in 1997 and from $1.6 million for the nine month period in 1996 to $2.3 million for the same period in 1997. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels.

Net earnings were $579,000 for the three month period in 1997 compared with a net loss of $1.1 million in the same three month period in 1996 and net earnings of $37,000 for the nine month period in 1997 compared with a net loss of $851,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At December 31, 1997, the Company had net accounts receivable of $64.8 million and inventory of $24.9 million. These assets are primarily financed by accounts payable of $51.6 million and bank borrowings of $39.6 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base.

The Company had net earnings of $37,000 during this nine month period. The Company financed its operations in part by using cash of $18.4 million in operating activities. Accounts receivable increased by $17.6 million and inventories increased by $8.1 million during the period. These changes were offset partially by a $5.5 million increase in accounts payable and accrued expenses. Investing activities used $509,000 of cash, including $494,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $18.3 million in financing activities primarily through proceeds of net bank borrowings of $18.9 million during the period offset against payments of $586,000 on long-term debt. Cash at the end of the period increased by $639,000.

Although the Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its working capital requirements over the next twelve months, the Company believes that it will need additional debt or equity to sustain its historical growth rates. The Company is exploring alternatives for raising additional debt or equity.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments in the Company's legal proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

                  Exhibit 27:  Financial data schedule

(b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                              NAVARRE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NAVARRE CORPORATION
                                             (Registrant)


Date:  February 13, 1998                     By /s/ Eric H. Paulson
                                             -----------------------
                                                     Eric H. Paulson
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer

Date: February 13, 1998                      By /s/ Charles E. Cheney
                                             ------------------------
                                                     Charles E. Cheney
                                                     Treasurer and Secretary,
                                                     Executive Vice President,
                                                     and Chief Financial Officer