Form 10-K405
period 1998-03-31
NAVARRE CORP /MN/
filed 1998-06-29
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( x ) No ( )

As of June 19, 1998, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was $29,801,544 based on the closing market price on that date.

As of June 19, 1998, the Company had outstanding 7,012,128 shares of Common Stock, no par value and had outstanding 1,523,810 shares of Class A Convertible Preferred Stock, each of which is convertible and has voting rights equal to five shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, a copy of which will be filed within 120 days of March 31, 1998, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software and interactive CD ROM products. Navarre sells to major music and software retailers, wholesalers and rackjobbers. In addition, through its wholly-owned subsidiary, NetRadio Corporation, Navarre also owns and operates NetRadio Network, a leading audio content provider on the internet.

The Company operates through two principal divisions, its Computer Products Division and its Music Products Division. The only major distributor to distribute both music and software, the Company is recognized as an industry leader in the distribution of consumer software in addition to being recognized as a leader in the distribution of independent music labels and artists. The Company's product line contains over 20,000 SKU's of compact discs, cassettes, personal computer software and interactive CD-ROM software sold to over 500 customers with over 9,000 locations throughout the United States. The Company's broad base of customers include (i) wholesale clubs, (ii) mass merchandisers,
(iii) computer specialty stores, (iv) music specialty stores and (v) book stores.

Digital Entertainment, Inc., a wholly-owned subsidiary of the Company, is a CD-ROM publishing company which has its products exclusively distributed by the Company through its Computer Products Division.

NetRadio Corporation is the first Internet-only radio network and is currently one of the world's largest on-demand Webcaster of originally programmed audio content, with over 150 channels of on-demand music and information.

THE COMPANY'S MARKETS

PRERECORDED MUSIC

The prerecorded music industry is a relatively new industry which grew largely during the 1950's and throughout subsequent decades. Prior to the late 1970's, prerecorded music competed primarily with radio, television and literature for home entertainment. By the late 1970's and early 1980's, technological advances brought new forms of home entertainment including video games, video cassettes and cable television. Even though these types of home entertainment have developed, the prerecorded music industry in the United States has traditionally experienced steady growth, with sales increasing in each year since 1982 until 1997 when they experienced a decline in unit shipments and dollar value according to the Recording Industry Association of America ("RIAA"). At 1997 year-end, manufacturers saw a 6.5% net decrease in audio and video product shipped to domestic markets (from 1.14 billion units in 1996 to 1.06 billion units in 1997) and a corresponding 2.4% decrease in the dollar value of the product at suggested list price (from $12.5 billion in 1996 to $12.2 billion in 1997).

Beginning in the 1970's, a significant amount of consolidation occurred in both the production and distribution components of the prerecorded music industry. Industry sources indicate that approximately seventy-five percent (75%) of the industry's total revenue is derived from production or distribution by the six major companies through their record labels and their affiliated distribution companies. They are (i) Time-Warner and Warner/Elektra/Atlantic Corporation
(WEA); (ii) Sony Corporation and Sony Music Distribution; (iii) Phillips N.V./Polygram N.V. and PGD Distribution; (iv) Thorn/EMI and EMI Music Distribution; (v) Bertelsmann A.G. and BMG Distribution and (vi) The Seagram Company, Ltd./MCA, Inc. and Universal Music and Video Distribution. In addition to these major labels and their distribution companies, there are a number of independent labels that produce recordings for artists and a number of independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis. These independent labels and their distributors currently represent twenty five percent (25%) of the industry's total revenue.

Distributors perform a number of functions in the music industry. Although the major labels are generally distributed to the retail channel directly by their affiliated distribution companies, there are a number of areas where alternative distribution methods are required. These include (i) the distribution of labels other than major labels, which cover recordings by national, regional and local artists, (ii) the distribution of products to retailers that are too small to buy in quantity from the major label distribution companies, (iii) distribution channels that the major label distribution companies choose not to sell to and
(iv) the distribution of products as secondary suppliers filling in temporary out-of-stock conditions.

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

During 1997 the software industry did experience a high level of consolidation. Some of the large companies leading the consolidation efforts were The Learning Company, Cendent Software, Electronic Arts, Hasbro Interactive and Mattel. The strong retailers are Best Buy, Comp USA, The Musicland Group, the office superstores and the warehouse clubs. The large retailers utilize both distribution and direct publisher relationships to purchase software. As the publishers grow they develop the operational efficiencies and capacity to establish direct customer relationships.

Consumer software sales in 1997 increased to $4.4 billion according to P.C. Data. The six categories that comprise the 1997 annual distributor sales for the software market share are business, the largest contributor with over eighty (80%) of the total sales, followed by entertainment, finance, personal productivity, education and reference. The Company's software sales primarily fall into the categories of education, entertainment, personal productivity and reference.

During the past several years, the Company has experienced a pronounced shift in its product mix. Whereas earlier in its history, the Company's music division had accounted for more than half the Company's sales. In recent years, computer software sales have accounted for a higher percentage of sales; accounting for 66.7% of the Company's net sales in fiscal 1996, 75.2% in fiscal 1997 and 69.9% in fiscal 1998.

NETRADIO NETWORK

The NetRadio Network, 24-hour a day audio program, is one of the leading providers of original audio broadcasting over the Internet. With over 150 channels of music, news and infotainment, the NetRadio Network offers a wide range of choices for any taste, age or demographic. NetRadio Network programming includes the following variety of music, Jazz, Blues, Christian Hits, Classical, Country, Dance and Urban, Electronica, Dance Kids Modern Rock, New Age, Vintage Rock and World Music.

By providing highly focused and targeted audio content, NetRadio Network enables listeners to enjoy their favorite music and news at work or at home, without the dilution inevitable with traditional radio programming. For example, instead of settling for a generic jazz station, NetRadio listeners can choose between twelve distinct jazz channels, including Big Band, Crooners, Acid Jazz, Contemporary Jazz and Jazz artist of the month. The listener may surf the net or run other software applications while listening to the NetRadio Network. NetRadio's audience has been growing, and the Company attributes this growth to increasing demand of its programming.

The core objective of The NetRadio Network is to continue to build large and loyal audiences through compelling, original multimedia content and simultaneously to expose this audience to a variety of commercial and revenue generating opportunities, including the sale of music and interactive CD-ROMs through their Cyber Retail Store(TM), CDPoint(TM) and Software Point(TM). These programs allow NetRadio Network listeners to listen, point and purchase products directly on-line. While the Company has not derived significant revenues from the NetRadio Network and has incurred losses from NetRadio Network, the Company believes that the Internet will become an important medium for promoting, marketing and selling its products.

COMPETITION

Competition in both the personal computer software industry and in the music industry is intense and based upon a number of factors, including price, breadth and availability of products, speed of delivery, and various types of support provided by the distributor to the retailer. In the personal computer software industry, the Company faces competition from a number of distributors including Ingram Micro, Merisel, Inc., and Tech Data Corporation as well as from manufacturers that sell directly to retailers.

In the pre-recorded music industry, the Company faces competition from the six major label distribution companies, from regional distributors and from other entities that sell directly to retailers.

The Company believes that the distribution of both personal computer software and pre-recorded music will remain highly competitive and the keys to growth and profitability will be customer service, continued focus on improvements and operating efficiencies, the ability to develop proprietary products and the ability to distribute on a national basis. The Company also believes that over the next several years, both the personal computer software distribution industry and pre-recorded music distribution industry will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for consumer's attention and spending has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. Currently there are more than one hundred music retailing websites on the Internet. With respect to recorded music and interactive CD-ROMs sales, the Company competes with numerous Internet retailers, including traditional music retail chains, record labels and independents with websites on the Internet.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

In each of the past several years, the Company has had one or more customers that has accounted for ten percent (10%) or more of the Company's net sales. During the fiscal year ended March 31, 1998, sales to three customers, Comp USA, Sam's Clubs and Best Buy, each represented more than ten percent (10%) of net sales. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these customers at their current levels, and is unable to find other customers to replace the list sales, there would be an adverse impact on the Company's revenues and future profitability.

EMPLOYEES

As of June 1, 1998, the Company had 213 employees, including 105 in finance and administration, 35 in sales and marketing and 73 in distribution.

SEASONALITY

Much of the Company's business is seasonal in nature with a higher percentage of sales during the second half of the calendar year. As a distributor of products ultimately sold at retail, the Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than seventy percent (70%) of the Company's sales and a substantial portion of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods. Because of this seasonality, if the Company experiences a weak holiday season, it could significantly affect the Company's profitability for the entire year.

BACKLOG

Because the Company's products are shipped in response to orders, the Company does not maintain any significant backlog.

THE COMPANY'S STRATEGY AND RECENT ACQUISITIONS

The Company's goal is to distribute on an international basis in both music and interactive CD-ROM, as well as become a leading content provider to the Internet. The Company intends to achieve this goal by (i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists and labels, (ii) increasing its exclusive personal computer software and interactive CD-ROM software product lines through licenses and distribution agreements, (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as Electronic Commerce ("EC"), (iv) continuing to expand the sale of prerecorded music and personal computer software products together in the marketplace, (v) continuing to improve its efficiencies and technologies at its state of the art distribution center (vi) expanding its business through strategic acquisitions in areas or in businesses that complement the Company's existing businesses and (vii) utilizing the Internet to expand the appeal of its products to a broader consumer base internationally.

NETRADIO NETWORK

On May 1, 1996 the Company entered into a stock purchase agreement with Net Radio Corporation, a Nevada corporation ("Net Radio (Nevada)"), which owned and operated NetRadio Network, an Internet-only radio network under which it acquired fifty percent of the stock of NetRadio. On March 7, 1997 the Company entered into an Agreement and Plan of Reorganization with Net Radio (Nevada) under which it agreed to acquire NetRadio Network. Under the terms of the transaction, which closed on March 21, 1997, Net Radio (Nevada) was merged with a wholly-owned subsidiary of the Company and the Company agreed to issue to the former shareholders of Net Radio (Nevada) up to 2,100,000 shares of its Common Stock (the "Navarre Shares"). Of the shares, 20,000 were issued at closing in exchange for certain guarantees by former shareholders of Net Radio and 105,000 were placed in an escrow account at closing. The issuance of the remaining shares was subject to NetRadio achieving specified levels of sales and profits in periods roughly corresponding to the Company's fiscal year 1998 and fiscal year 1999. Based upon NetRadio's performance in fiscal 1998, no additional shares are currently issuable with respect to that year.

Concurrent with the Company's acquisition of NetRadio, ValueVision International, Inc. ("ValueVision") agreed to make an investment in the Company's subsidiary, NetRadio in exchange for an fifteen percent (15%) equity interest in NetRadio shares. ValueVision International is an integrated electronic and print media direct marketing company and the nation's third-largest television home shopping network. Under certain circumstances, ValueVision may acquire an additional amount of NetRadio securities. ValueVision also has the right to convert its shares of NetRadio stock into the Company's Common Stock in the future upon the occurrence of certain events, including insolvency of NetRadio. In the event that NetRadio has not commenced an initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company in exchange for cash or, at the option of the Company, common stock of the Company.

VELVEL

On August 28, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Velvel Agreement") with Velvel Musical Industries, Inc. Under the terms of the Velvel Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC, a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. The Company agreed to make a $10.0 million investment in Velvel Records. Of this amount, the Company made an investment of $5.0 million in Velvel Records on November 15, 1996 and agreed to make an additional investment of $5.0 million in Velvel Records on or before April 10, 1997. In connection with its investment, the Company received the right for a period of five years to distribute substantially all of the Velvel Records products within the United States. Velvel Records replaced the $5.0 million note due April 10, 1997 with a demand note in the amount of $5.0 million. In November 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancellation of the remaining balance on the Promissory Note from the Company to Velvel. Although the Company retains a 15% interest in Velvel Records, the Company has assigned no monetary value to its interest at this time.

FORWARD LOOKING STATEMENTS

Certain information in this Form 10-K contains forward-looking statements related to the Company's strategic expectations with respect to future performance. While Navarre's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

DEPENDENCE UPON BANK BORROWINGS

The Company has relied upon bank borrowings to finance its expansion, primarily for inventory and accounts receivable financing and currently has a $45.0 million credit facility in place. At June 19, 1998, the Company had total bank borrowings of $29.9 million. The Company believes that it may be necessary for it to acquire additional bank financing in the future depending upon the growth of its business and the possible financing of acquisitions. If the Company is unable to obtain additional bank financing, its future growth and profitability would be adversely affected. Under the terms of the Company's credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

LOW INDUSTRY MARGINS

Competition in the prerecorded music and personal computer software distribution industry is often based on price, and distributors such as the Company generally experience low gross and operating margins. Consequently, the Company's profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in the Company's gross profit margins could affect the Company's ability to maintain profitability.

DEPENDENCE UPON MANAGEMENT

Eric H. Paulson, the Company's President and Chief Executive Officer, and Charles E. Cheney, its Executive Vice President and Chief Financial Officer, have been with the Company since its inception in 1983 and since 1985, respectively. Although the Company has invested a substantial amount of time and effort in developing its total management team and its management team has over 90 years of experience in the industry, the loss of either Mr. Paulson or Mr. Cheney could have a materially adverse effect upon the Company. The Company carries "key person" insurance on the life of Mr. Paulson in the amount of $1.0 million, one-half of which is pledged to cover any existing indebtedness to the bank.

NEED FOR ADDITIONAL CAPITAL

As a distributor of prerecorded music and personal computer software products, the Company purchases products directly from manufacturers for resale to retailers. As a result, the Company has significant working capital requirements, the majority of which are to finance inventory and accounts receivable. These working capital needs will expand as inventory and accounts receivable increase in response to the Company's growth. Future growth will likely require additional working capital. Although the Company has obtained financing sufficient to meet its requirements to date, there can be no assurance that the Company will be able to obtain additional financing upon favorable terms when required in the future.

DEPENDENCE UPON RECORDING ARTISTS

A portion of the sales of the Company's Music Products Division are made pursuant to exclusive, multi-year distribution agreements. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying recordings. In addition, the Company is dependent upon these artists and labels to generate additional quality recordings. In order to procure future marketing agreements, the Company regularly reviews artists. There is no assurance that the company will sign such artists to distribution agreements or that it will be able to sell recordings under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or that current agreements will not be terminated.

DEPENDENCE UPON SOFTWARE DEVELOPERS AND MANUFACTURERS

The Company, through its wholly owned subsidiary Digital Entertainment, Inc., distributes interactive CD-ROM software pursuant to distribution agreements with software developers and manufacturers. A portion of the sales are made pursuant to exclusive distribution agreements. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying software. There can be no assurance that the Company will sign such developers and manufacturers to distribution agreements or that it will be able to sell software under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or that current agreements will not be terminated.

EFFECT OF TECHNOLOGY DEVELOPMENTS AND DISTRIBUTION

Prerecorded music and personal computer software have traditionally been marketed and delivered on a physical delivery basis. If in the future these products are marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. Although the Company has made certain acquisitions and taken other measures that are designed to mitigate the potential impact that such changes in the retail and distribution industry could have on the Company, if such type of sales of prerecorded music and personal computer software became widespread, they could have a material adverse impact on the Company. The Company believes, however, that technological changes in sales methods will occur slowly.

RETURNS; INVENTORY OBSOLESCENCE

The Company maintains a significant investment in product inventory and, like other companies in this industry, experiences a relatively high level of product returns as a percentage of revenues. The Company's agreements with its suppliers generally permit the Company to return products that are in the suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier could cause a significant decline in the value and marketability of its products, and could make it difficult for the Company to return products to such a supplier and recover its initial product acquisition costs. Such an event could have a materially adverse effect upon the Company's business and financial results. The Company maintains a sales return reserve based on its trailing twelve months experience of sales returns by product line and an appropriate inventory obsolescence reserve. The Company has historically experienced an actual return rate range of thirteen percent (13%) to twenty percent (20%), depending upon the product, which the Company believes is in line with the industry experience. Although the Company's past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves are adequate or will be adequate in the future. The Company also takes a portion of its product offerings on consignment in order to lessen its exposure to this risk.

ADVERSE CHANGES IN METHODS OF DISTRIBUTION

The success of the Company's current sales strategy depends upon its wholesale and retail customers' continued purchasing of products through the Company rather than directly from manufacturers, through other distributors or through other means of distribution. These customers and retailers are constantly searching for ways to lower costs in an attempt to maintain competitive prices and meet the pricing demands of consumers. The Company's business could be adversely affected if its customers decide to purchase directly from manufacturers, other distributors or other distribution channels rather than from the Company.

PREFERRED STOCK DIVIDEND

On May 1, 1998, the Company issued its Class A Convertible Preferred Stock to accredited investors in a private placement for aggregate net consideration of $19.0 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Common Stock at any time after June 30, 1998. The holders of the Class A Convertible Preferred Stock are entitled to receive cumulative dividends of ten percent (10%) per annum payable quarterly beginning on June 30, 1998. The Company's obligation to pay this dividend may adversely affect the Company's revenues and future profitability.

ITEM 2. PROPERTIES

On September 25, 1995, the Company entered into an operating lease with a partnership whose two partners are major shareholders and officers of the Company. The Company leases approximately 88,000 square feet of office and warehouse space for its principal facilities in suburban Minneapolis. The lease expires in the year 2005 and provides for a monthly rental of $34,418 over the lease term, adjusted for the change in the Consumer Price Index annually. In addition, the Company is responsible for all operating costs associated with the building. The Company has one additional five-year option to renew the lease.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. In addition, the Company is involved in the following legal proceeding.

On March 5, 1998, Bank of Montreal ("Plaintiff") commenced an action in Federal District Court, Northern District of Illinois against the company, alleging, among other things, breach of contract, breach of duty to negotiate in good faith and breach of trade confirmation in connection with a proposed commercial transaction between the Company and the Plaintiff. The Plaintiff seeks damages in an amount in excess of $1,053,451.59. On April 23, 1998, the Company submitted its Answer to the Complaint denying liability and asserting various affirmative defenses. The Company intends to vigorously defend against Plaintiff's claims. The Company is preparing discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three month period ended March 31, 1998.

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

                  Quarter                   High            Low
Fiscal 1998
                  First                    $ 3.38          $2.25
                  Second                     4.13           2.00
                  Third                      5.25           2.00
                  Fourth                     3.13           2.00
Fiscal 1997
                  First                    $18.31          $3.81
                  Second                    13.00           5.38
                  Third                      7.13           2.63
                  Fourth                     4.38           2.38

At May 31, 1998, the Company had approximately 3,449 shareholders of record. The Company has not paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. Under terms of the Company's credit facility, the Company is prohibited from paying cash dividends without the consent of the lender. The Company is required to pay cash dividends on its Class A Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                                                                 THREE MONTHS
                                        YEAR ENDED    YEAR ENDED     YEAR ENDED    YEAR ENDED        ENDED
                                         MARCH 31,     MARCH 31,      MARCH 31,     MARCH 31,    DECEMBER 31,
                                           1998          1997           1996          1995           1994
                                       ----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales
   Computer software                     $137,479      $150,859       $105,575       $50,223      $  6,110
   Music                                   59,169        49,838         52,779        69,275         9,307
                                       ----------------------------------------------------------------------
Total                                     196,648       200,697        158,354       119,498        15,417

Gross profit                               24,993        23,282         19,851        15,452         1,362
Income (loss) from operations               1,458        (3,703)         3,889         3,461          (683)
Interest expense                           (3,108)       (2,110)        (1,521)         (753)          (65)
Income taxes (benefit)                       (470)         (527)           917         1,061          (296)
Equity (loss) in Net Radio Corp.                -          (719)             -             -             -
Net income (loss)                            (974)       (6,189)         1,319         1,607          (445)
Earnings (loss) per diluted share           $(.14)        $(.92)          $.20          $.26         $(.07)
Diluted weighted average common
   shares outstanding (1)                   6,921         6,692          6,458         6,283         5,948

BALANCE SHEET DATA:
   Total assets                         $  83,689     $  78,397      $  60,108       $45,705       $24,076
   Short-term borrowings                   32,607        25,892         21,115         9,639         3,632
   Long-term debt                             181           315              -           445             -
   Shareholders' equity                     4,328         5,099          9,648         8,215         6,574


(1) Adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend distributed June 21, 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                              1998       1997       1996
                                          ---------------------------------

           Net sales:
               Computer software              69.9%      75.2%      66.7%
               Music                          30.1       24.8       33.3
                                          ---------------------------------
           Total net sales                   100.0      100.0      100.0
           Cost of sales                      87.3       88.4       87.5
                                          ---------------------------------
           Gross profit                       12.7       11.6       12.5
           Selling and promotion               2.9        2.8        3.1
           Distribution and warehousing        1.5        1.3        1.2
           General and administration          6.9        6.8        5.7
           Amortization and writedown
               of intangible assets            0.7        2.5        ---
           Income (loss) from operations       0.7       (1.8)       2.5
           Interest expense                    1.6        1.1        1.0
                                          ---------------------------------

           Net (loss) income                  (0.5)      (3.1)       0.8
                                          =================================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales decreased 2.0% from $200.7 million in fiscal 1997 to $196.7 million in fiscal 1998. Computer software sales decreased as a percent of total Company sales from 75.2% of net sales in fiscal 1997 to 69.9% of net sales in fiscal 1998. Music sales which yield higher margins increased as a percent of total Company sales from 24.8% of net sales for fiscal 1997 to 30.1% of net sales in fiscal 1998. Computer software sales decreased by 8.9% from $150.9 million in fiscal 1997 to $137.5 million in fiscal 1998. The decrease was primarily a result of several major publishers shifting to a direct ship to the retailer business model and the limitations of the Company's working capital caused by the difficulties of certain retailers. Music sales increased 18.9% from $49.8 million in fiscal 1997 to $59.2 million in fiscal 1998. Music sales increased primarily due to the restructuring of the music label base with the addition of several higher quality labels. Price increases did not materially contribute to the increase in music net sales.

Gross profit increased $1.7 million or 7.3% from $23.3 million in fiscal 1997 to $25.0 million in fiscal 1998. As a percentage of net sales, gross profit increased from 11.6% in fiscal 1997 to 12.7% in fiscal 1998. Overall gross margins increased due to the increase in the computer software gross profit and the increase in music sales which produce higher margins than software sales. The gross profit from computer software sales was $16.4 million or 11.9% of computer software net sales in fiscal 1998 compared with $13.6 million or 9.0% of computer software net sales in fiscal 1997. This increase in the gross margin percent of computer software sales was primarily due to strategic decisions with regard to our computer software suppliers. The gross margin from music sales was $8.6 million or 14.5% of music net sales in fiscal 1998 compared with $9.7 million or 19.5% of music net sales in fiscal 1997.

Selling and promotion expenses remained the same at $5.7 million in fiscal 1997 and in fiscal 1998 but increased slightly as a percentage of sales from 2.8% in fiscal 1997 to 2.9% in fiscal 1998 reflecting the lower net sales.

Distribution and warehousing expenses increased from $2.7 million in 1997 to $2.9 million in 1998 and also increased as a percentage of sales from 1.3% in 1997 to 1.5% in 1998. This increase was primarily due to the value-added services provided to customers which allowed the Company to increase margins.

General and administrative expenses decreased from $13.7 million in fiscal 1997 to $13.5 million in fiscal 1998. As a percentage of sales they increased slightly from 6.8% in fiscal 1997 to 6.9% in fiscal 1998 reflecting the lower net sales.

Amortization and writedown of intangible assets decreased from $4.9 million in fiscal 1997 to $1.3 million in fiscal 1998. Both writedowns were attributed in part to the Company's former relationship with VelVel Records as discribed below. In fiscal 1997, the Company wrote down the value of its interest in Velvel by $3.8 million. In November 1997, the Company terminated its distribution agreement with VelVel and wrote off its remaining investment.

Interest expense increased from $2.1 million for fiscal 1997 to $3.1 million for fiscal 1998. This increase resulted from higher borrowings to support the Company's accounts receivable and inventory levels.

The net loss was $974,000 for fiscal 1998 compared to a loss of $6.2 million for fiscal 1997. The net loss for fiscal 1998 was primarily due to the Company's $1.6 million loss in Net Radio.

The Company's effective tax rate increased from 8.8% in fiscal 1997 to 28.0% for fiscal 1998 as a result of the $1.75 million valuation allowance against deferred tax assets related to the write down and amortization of VelVel's distribution rights.

The company has performed an assessment of its major information technology systems and expects that all necessary modifications or replacements of existing systems will be completed prior to December 1998. Progress in this effort is being monitored by senior management as well as the Audit Committee. Based on current expenditures and estimates, the costs of addressing the Year 2000 Issue are not expected to be material to the financial results or operations of the Company. The Company intends to contact its significant vendors and suppliers regarding the Year 2000 issue and the status of their compliance. At this time, the impact on the Company if significant vendors or suppliers are not in compliance cannot be reasonably estimated. However, the Company will be developing plans to mitigate the impact of vendors or suppliers who are not in compliance with the Year 2000 Issue.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased 26.7% from $158.4 million in fiscal 1996 to $200.7 million in fiscal 1997. Computer software, including CD-ROM software sales, increased by 42.9% from $105.6 million to $150.9 million. Computer software sales increased from 66.7% of net sales in fiscal 1996 to 75.2% of net sales in fiscal 1997. These increases were due primarily to the Company's gains in CD-ROM market share, and formalized agreements with new accounts and major retailers. Price increases did not materially contribute to the increase in computer software net sales. Music sales decreased 5.6% from $52.8 million to $49.8 million. Music sales decreased primarily due to weak major label music sales to both specialty stores and the membership wholesale club channels.

Gross profit increased $3.5 million or 17.8% from $19.8 million in fiscal 1996 to $23.3 million in fiscal 1997. As a percentage of net sales, gross profit decreased from 12.5% in fiscal 1996 to 11.6% in fiscal 1997. Overall gross margins declined due to the fact that lower gross margin computer products sales accounted for a higher percentage of net sales. The gross profit from computer software sales was $13.6 million or 9.0% of computer software net sales in fiscal 1997 compared with $10.2 million or 9.6% of computer software net sales in fiscal 1996. This decrease in gross margin percent of computer software sales was primarily due to increased price competition in the industry. The gross margin from music sales was $9.7 million or 19.5% of music net sales in fiscal 1997 compared with $9.5 million or 18.0% of music net sales in fiscal 1996. The increase in the gross margin percent for music sales was primarily due to a higher percentage of sales of product by labels under exclusive contracts, which are at a higher gross profit percent.

Selling and promotion expenses increased from $4.9 million in fiscal 1996 to $5.7 million in fiscal 1997 but decreased as a percentage of sales from 3.0% in fiscal 1996 to 2.8% in fiscal 1997. This decrease was primarily due to efficiencies achieved from higher sales volume.

Distribution and warehousing expense increased from $1.9 million in 1996 to $2.7 million in 1997 and also increased as a percentage of sales from 1.2% in 1996 to 1.3% in 1997. This increase was primarily driven by the increased sales of computer products which are less efficient to pick and pack.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At March 31, 1998, the Company had net accounts receivable of $52.4 million and inventory of $23.2 million. These assets are primarily financed by accounts payable of $45.6 million and bank borrowings of $32.4 million.

For the fiscal year ended March 31, 1998 net sales were $196.6 million, a decrease of $4.1 million over 1997 fiscal year net sales of $200.7 million. The Company had a net loss of $974,000 during this period. The Company used cash of $10.9 million in operating activities. Accounts receivable increased by $5.2 million and inventories increased by $6.4 million during the period. These changes were offset partially by a decrease of $1.9 million in prepaid expenses and other assets. Investing activities used $940,000 of cash, including $748,000 for the purchase of furniture, equipment and leasehold improvements. Financing activities provided net cash of $11.2 million during the period primarily from net bank borrowings.

On June 11, 1997, the Company entered into a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base.

On May 1, 1998, the Company raised $20.0 million in a private placement of 1,523,810 shares of Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock. For each share of Class A Convertible Preferred Stock, each purchaser received a warrant to purchase five shares of Navarre common stock at $3.50 per share. The Company used the proceeds of the offering for working capital purposes, including payment of the amounts due its credit facility. Under the terms of the Class A Convertible Preferred Stock, the Company is required to pay cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements, including dividends on the Class A Convertible Preferred Stock, over the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998 (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership for Certain beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

        (1)     Financial Statements. The following financial statements of the
                        Company are set forth at the end of this document.

                Report of Independent Auditors
                Consolidated Balance Sheets as of March 31, 1998 and 1997 Consolidated Statements of Operations for each of the three years in the period ended March 31, 1998
                Consolidated Statement of Shareholders' Equity as of March 31,
                        1998
                Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1998
                Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedule for each of the three years in the period ended March 31, 1998

                Schedule II - Valuation and Qualifying Accounts and Reserves Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.

        (3)     Exhibits

                  *     Indicates compensatory agreement.

                3.1     Articles of Incorporation.

                3.2 Certificate of Rights and Preferences of Class A Convertible Preferred Stock of Navarre Corporation, incorporated herein by reference from Exhibit 2 to Form 8-K dated May 1, 1998.

                3.3     Bylaws, incorporated herein by reference from Exhibit
                        3.2 to Form S-1, Registration Number 33-68392.

                10.1 *Employment Agreement, dated October 1, 1996, between the Company and Eric H. Paulson, incorporated herein by reference from Exhibit 10.1 to Form 10-K for year ended March 31, 1997.

                10.2 *Employment Agreement, dated October 1, 1996, between the Company and Charles E. Cheney, incorporated herein by reference from Exhibit 10.2 to Form 10-K for year ended March 31, 1997.

                10.3 *Employment Agreement, dated November 21, 1996, between the Company and Guy M. Marsala, incorporated herein by reference from Exhibit 10.3 to Form 10-K for year ended March 31, 1997.

                10.4 *Employment Agreement with Stuart S. Marlowe, dated June 18, 1996, incorporated by reference from Exhibit 10.14 to Form 10-K for year ended March 31, 1996.

                10.5 1992 Stock Option Plan, amended and restated, incorporated herein by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 31, 1996.

                10.6 Form of Individual Stock Option Agreement under 1992 Stock Option Plan, from Exhibit 10.4 to Form S-1.

                10.7 Form of Distribution Agreement, incorporated herein by reference from Exhibit 10.5 to Form S-1.

                10.8 Form of Termination Agreement for Executives of the Company, incorporated herein by reference from Exhibit
                        10.6 to Form 10-K for year ended March 31, 1996.

                10.9 Lease dated September 25, 1995 between Navarre Corporation and New Hope, LLP with respect to the Corporate Headquarters in New Hope, MN, incorporated herein by reference from Exhibit 10.10 to Form 10-Q for quarter ended September 30, 1995.

                10.10 Loan and Security Agreement between Congress Financial Corporation and Navarre Corporation, dated June 12, 1997, incorporated herein by reference from Exhibit
                        10.13 to Form 10-K for year ended March 31, 1997.

                10.11.1 Amendment No.1 to Loan Documents, dated September 19,
                        1997

                10.11.2 Amendment No.2 to Loan Documents, dated October 29, 1997

                10.11.3 Amendment No.3 to Loan Documents, dated May 1, 1998

                10.12 Agreement and Plan of Reorganization dated March 7, 1997 by and Among Net Radio Corporation, a Nevada corporation, Navarre Corporation and Net Radio Corporation, a Minnesota Corporation, incorporated herein by reference from Exhibit 10.14 to Form 10-K for year ended March 31, 1997.

                10.13 Escrow Agreement dated March 20, 1997 between Navarre Corporation and Net Radio Corporation, incorporated herein by reference from Exhibit 10.15 to Form 10-K for year ended March 31, 1997.

                10.14 Form of Shareholder Rights Agreement dated March 24, 1997 between former shareholders of Net Radio Corporation and Navarre Corporation, incorporated herein by reference from Exhibit 10.16 to Form 10-K for year ended March 31, 1997.

                10.15 Form of Voting Agreement dated March 11, 1997 between former shareholders of Net Radio Corporation and Navarre Corporation, incorporated herein by reference from
                        Exhibit 10.17 to Form 10-K for year ended March 31,
                        1997.

                10.16 Stock Purchase Agreement dated as of March 7, 1997, by and among ValueVision International, Inc. Net Radio Corporation (Minnesota), Navarre Corporation, and Net Radio Corporation (Delaware), incorporated herein by reference from Exhibit 10.18 to Form 10-K for year ended March 31, 1997.

                10.17 Conversion Agreement dated March 20, 1997 by and between ValueVision International, Inc. and Navarre Corporation), incorporated herein by reference from
                        Exhibit 10.18 to Form 10-K for year ended March 31,
                        1997.

                10.18 Registration Rights, incorporated herein by reference from Exhibit 3 to Form 8-K dated May 1, 1998.

                10.19 Form of Warrant dated May 1, 1998 issued to Delphi Financial Corporation.

                10.20 Form of Warrant dated May 1, 1998 issued to investors in connection with the Company's May 1, 1998 private placement of Class A Convertible Preferred Stock, incorporated by reference to Exhibit 4 to Form 8-K dated May 1, 1998.

                21      List of Subsidiaries.

                23.1    Consent of Ernst & Young LLP.

                27.1    Financial Data Schedule.

                27.2    Financial Data Schedule.

                27.3    Financial Data Schedule.

                27.4    Financial Data Schedule.

(b)     Reports on Form 8-K

                There were no reports of Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAVARRE CORPORATION
                                        (Registrant)


June 29, 1998                           By /s/ Eric H. Paulson
                                           -------------------

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

         Signature                           Title                     Date
         ---------                           -----                     ----

   /s/ Eric H. Paulson        Chairman of the Board, President     June 29, 1998
---------------------------   and Chief Executive Officer
       Eric H. Paulson


   /s/ Charles E. Cheney      Director, Treasurer and Secretary,   June 29, 1998
---------------------------   Executive Vice President and
       Charles E. Cheney      Chief Financial Officer


   /s/ Dickinson G. Wiltz     Director                             June 29, 1998
---------------------------
       Dickinson G. Wiltz


   /s/ James G. Sippl         Director                             June 29, 1998
---------------------------
       James G. Sippl


   /s/ Michael L. Snow        Director                             June 29, 1998
---------------------------
       Michael L. Snow


   /s/ Alfred Teo             Director                             June 29, 1998
---------------------------
       Alfred Teo

                         Report of Independent Auditors


The Board of Directors
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audit also included the financial statement schedule for the year ended March 31, 1998 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ Ernst & Young LLP
                                            ---------------------


Minneapolis, Minnesota
April 24, 1998

                               NAVARRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31
                                                                                    1998          1997
                                                                                ---------------------------
ASSETS
Current assets:
   Cash                                                                          $       23    $     655
   Accounts receivable, less allowance for doubtful accounts and sales returns
     of $2,412 in 1998 and $3,585 in 1997                                            52,383       47,163
   Inventories                                                                       23,188       16,854
   Note receivable, related parties                                                     406          214
   Refundable income taxes                                                            2,265            -
   Prepaid expenses and other current assets                                            962        3,062
                                                                                --------------------------
Total current assets                                                                 79,227       67,948

Property and equipment, net of accumulated depreciation of $3,647 and
   $2,571, respectively                                                               2,957        3,438

Other assets:
   Velvel distribution rights                                                             -        5,346
   Goodwill                                                                           1,174        1,492
   Other assets                                                                         331          173
                                                                                --------------------------
Total assets                                                                        $83,689      $78,397
                                                                                ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                             $32,445      $20,750
   Current portion of long-term debt                                                    162        5,142
   Accounts payable                                                                  45,554       45,503
   Accrued expenses                                                                   1,019        1,453
   Income taxes payable                                                                   -          135
                                                                                --------------------------
Total current liabilities                                                            79,180       72,983

Long-term debt, less current maturities                                                 181          315

Shareholders' equity:
   Preferred stock, no par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - None                                                 -            -
   Common stock, no par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 7,009,170 and 6,902,248, respectively            8,113        8,005
   Retained deficit                                                                  (3,558)      (2,584)
   Unearned compensation                                                               (227)        (322)
                                                                                --------------------------
Total shareholders' equity                                                            4,328        5,099
                                                                                --------------------------
Total liabilities and shareholders' equity                                          $83,689      $78,397
                                                                                ==========================

SEE ACCOMPANYING NOTES.

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             YEAR ENDED MARCH 31
                                                                     1998              1997             1996
                                                              ---------------------------------------------------
Net sales:
   Computer software                                               $137,479          $150,859         $105,575
   Music                                                             59,169            49,838           52,779
                                                              ---------------------------------------------------
                                                                    196,648           200,697          158,354

Cost of sales                                                       171,655           177,415          138,503
                                                              ---------------------------------------------------
Gross profit                                                         24,993            23,282           19,851

Operating expenses:
   Selling and promotion                                              5,716             5,669            4,940
   Distribution and warehousing                                       2,936             2,697            1,945
   General and administrative                                        13,535            13,664            9,077
   Amortization and writedown of intangible assets                    1,348             4,955                -
                                                              ---------------------------------------------------
                                                                     23,535            26,985           15,962
                                                              ---------------------------------------------------
Income (loss) from operations                                         1,458            (3,703)           3,889

Other expense:
   Interest expense                                                  (3,108)           (2,110)          (1,521)
   Other expense                                                        (10)             (184)            (132)
                                                              ---------------------------------------------------
Income (loss) before income taxes and equity in loss of Net
   Radio Corporation                                                 (1,660)           (5,997)           2,236

Income tax expense (benefit)                                           (470)             (527)             917
Equity in loss of Net Radio Corporation                                   -              (719)               -
Minority interest                                                      (216)                -                -
                                                              ---------------------------------------------------
Net income (loss)                                                 $    (974)         $ (6,189)        $  1,319
                                                              ===================================================

Basic earnings (loss) per share                                   $    (.14)         $   (.92)        $    .22
Diluted earnings (loss) per share                                 $    (.14)         $   (.92)        $    .20
Basic weighted average common shares outstanding                      6,921             6,692            6,070
Diluted weighted average common shares outstanding                    6,921             6,692            6,458


SEE ACCOMPANYING NOTES.

                               NAVARRE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    RETAINED
                                                           SHARES       COMMON      EARNINGS        UNEARNED
                                                           ISSUED       STOCK      (DEFICIT)      COMPENSATION
                                                       ---------------------------------------------------------
Balance at March 31, 1995                                 6,069,346      $6,043     $ 2,286          $(114)
   Common stock issued under restricted stock grants        150,000         338           -           (338)
   Shares issued upon exercise of stock options             109,600          79           -              -
   Net income                                                     -           -       1,319              -
   Amortization of unearned compensation                          -           -           -             35
                                                       ---------------------------------------------------------
Balance at March 31, 1996                                 6,328,946       6,460       3,605           (417)
   Shares issued in acquisitions                            475,000       1,359           -              -
   Shares issued upon exercise of stock options              98,302         186           -              -
   Net loss                                                       -           -      (6,189)             -
   Amortization of unearned compensation                          -           -           -             95
                                                       ---------------------------------------------------------
Balance at March 31, 1997                                 6,902,248       8,005      (2,584)          (322)
   Shares issued upon exercise of stock options             106,922         108           -              -
   Net loss                                                       -           -        (974)             -
   Amortization of unearned compensation                          -           -           -             95
                                                       ---------------------------------------------------------
Balance at March 31, 1998                                 7,009,170      $8,113     $(3,558)         $(227)
                                                       =========================================================

SEE ACCOMPANYING NOTES.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED MARCH 31
                                                                         1998            1997            1996
                                                                     ---------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $    (974)     $   (6,189)     $    1,319
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation                                                          1,090             871             843
     Amortization and writedown of intangible assets                       1,348           4,955               -
     Amortization of unearned compensation                                    95              95              35
     Equity in loss of Net Radio Corporation                                   -             719               -
     Minority interest in subsidiary                                        (216)              -               -
     Changes in operating assets and liabilities:
       Accounts receivable                                                (5,220)         (6,114)        (13,794)
       Inventories                                                        (6,379)         (2,038)            166
       Prepaid expenses and other assets                                   1,942            (737)           (415)
       Income tax receivable                                              (2,265)
       Accounts payable and accrued expenses                                (166)         16,589           1,799
       Income taxes payable                                                 (135)           (174)            150
                                                                     ---------------------------------------------
Net cash (used in) provided by operating activities                      (10,880)          7,977          (9,897)

INVESTING ACTIVITIES
Note receivable, related parties                                            (192)           (214)            255
Acquisition of businesses, net of cash received                                -            (552)              -
Payment for Velvel distribution rights                                         -          (5,000)              -
Purchases of equipment and leasehold improvements                           (748)           (870)         (1,456)
                                                                     ---------------------------------------------
Net cash used in investing activities                                       (940)         (6,636)         (1,201)

FINANCING ACTIVITIES
Payments on long-term debt                                                  (614)           (511)           (629)
Proceeds from note payable, bank                                         176,925         170,717         142,729
Payments on note payable, bank                                          (165,231)       (171,082)       (130,777)
Payment on notes payable, shareholders                                         -               -            (302)
Proceeds from sale of common stock                                             -             186              79
Exercise of common stock options                                             108               -               -
                                                                     ---------------------------------------------
Net cash provided by (used in) financing activities                       11,188            (690)         11,100
                                                                     ---------------------------------------------

Net increase/(decrease) in cash                                             (632)            651               2
Cash at beginning of year                                                    655               4               2
                                                                     ---------------------------------------------
Cash at end of year                                                    $      23      $      655      $        4
                                                                     =============================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Velvel distribution rights partially financed by note payable          $       -      $    5,000      $        -
Note payable and common stock issued for acquired businesses           $       -      $    1,859      $        -
Cancellation of Velvel distribution agreement                          $   4,500      $        -      $        -


SEE ACCOMPANYING NOTES.

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes home entertainment products including prerecorded tapes, compact discs and personal computer software and interactive CD-ROM computer software primarily to retailers and wholesalers in the United States.

CONSOLIDATION

The financial statements include the accounts of the Company and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio Corporation (collectively, the Company). Net Radio has been consolidated beginning March 1997, when the Company purchased a controlling interest in the operation.
All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenues from sales of product are recorded upon shipment. Allowances are provided for estimated sales returns at the time the sale is recorded based on the Company's trailing twelve months' experience by product line.

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method for leasehold improvements and accelerated methods for equipment over estimated useful lives of 3 to 10 years.

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

VELVEL DISTRIBUTION RIGHTS

The distribution rights were written off in 1998. Prior to 1998, the carrying value of the distribution rights had been amoritized assuming a five year life.

GOODWILL

Goodwill primarily represents the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and is amortized on a straight line basis over 5 to 15 years. Accumulated amortization at March 31, 1998 and 1997 was $684,000 and $321,000, respectively.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE

In fiscal 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

The following table sets forth the compution of basic and diluted earnings per share:


   (In thousands, except for per share data)                             YEAR ENDED MARCH 31
                                                                   1998          1997          1996
                                                             ------------------------------------------
   Numerator:
     Net income (loss)                                           $  (974)      $(6,189)       $1,319
                                                             ==========================================
   Denominator:
     Denominator for basic earnings per share--weighted-
       average shares                                              6,921         6,692         6,070
     Dilutive securities:
       Employee stock options                                          -             -           388
                                                             ------------------------------------------
     Denominator for diluted earnings per share--adjusted
       weighted-average shares                                     6,921         6,692         6,458
                                                             ==========================================

   Basic earnings per share                                      $  (.14)      $  (.92)       $  .22
                                                             ==========================================

   Diluted earnings per share                                    $  (.14)      $  (.92)       $  .20
                                                             ==========================================

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components. SFAS No. 131 establishes standards for defining operating segments and reporting certain information regarding operating segments. The Company does not believe that either statement will have a material impact on the financial statements since both standards are for informational purposes only. If the Company determines that it has a reporting obligation under either new standard, the necessary information will be disclosed as part of the Company's financial reporting when effective.

2. ACQUISITIONS

During May 1996, the Company acquired a 50% interest in Net Radio Corporation, an internet radio network. The Company accounted for its investment in Net Radio Corporation under the equity method. In March 1997, the Company acquired the remaining 50% of Net Radio Corporation. In total, the Company paid $1,000,000 in cash, issued a $500,000 note payable and issued 295,000 shares of the Company's common stock valued at $954,000.

The purchase price of the remaining 50% interest may be adjusted if Net Radio Corporation attains certain revenue and income results. Based upon NetRadio's performance in fiscal 1998, no adjustment to the purchase price was made in the current year. The excess of purchase price over fair value of the assets acquired in March 1997 resulted in goodwill of approximately $1,263,000 which is being amortized on a straight line basis over a 5 year period.

Concurrent with the closing of the second investment in Net Radio Corporation, the Company sold 15% of the common stock of Net Radio Corporation to ValueVision International, Inc., (ValueVision) for $1,000,000 in the form of cash and $2,000,000 in future advertising on the ValueVision network valued by the Company at $1,000,000. In the event that Net Radio Corporation has not commenced an initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company payable to ValueVision in cash or common stock at the option of the Company.

In May 1996, the Company purchased Record Service, Inc., with its wholly owned subsidiary, Surfside Distributors, Inc., a Hawaii based music distributor for $250,000 in cash and 180,000 shares of the Company's common stock valued at $405,000. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $479,000 which is being amortized on a straight line basis over a 15 year period.

Both acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective dates of acquisition. The pro forma impact of the acquisitions on the Company's results of operations for all years presented was not material.

3. VELVEL DISTRIBUTION RIGHTS

In August 1996, the Company entered into a unit purchase agreement (agreement) with Velvel Records LLC (Velvel) to acquire the exclusive distribution rights of Velvel's wholly-owned labels for a period of five years. The Company invested $10 million in Velvel of which $5 million was paid upon entering the agreement and the remaining $5 million in the form of a demand promissory note. Upon payment of the first installment, the Company received a capital interest in Velvel of 14.2%. The Company paid $500,000 of the demand promissory note in May 1997. Under the agreement, owners of capital interest would not participate in earnings or losses of Velvel.

Amortization of the distribution rights was $834,000 for the year ended March 31, 1997. In March 1997, the Company recorded a write-down of $3,820,000 in the Velvel distribution agreement where the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the distribution agreement. Under SFAS 121, the amount of the impairment loss is the excess carrying amount of the impaired asset over the fair value of the asset discounted at a rate commensurate with the risks involved. The remaining carrying value of the distribution rights as of March 31, 1997 was $5,346,000.

As of November 4, 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancellation of the $4.5 million Demand Promissory Note from the Company to Velvel. The net effect of amortization expense from the cancellation of the Velvel agreement was $167,000. Total amortization for the year ended March 31, 1998 was $846,000.

4. NOTE RECEIVABLE, RELATED PARTIES

The related party notes receivable are due on demand and bear interest at 8.75% per year and are unsecured.

5. BANK FINANCING AND DEBT

On June 11, 1997, the Company entered into a new revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million, fluctuates based on an asset borrowing base, and is secured by substantially all Company assets.

Interest is at prime plus 1% (9.5% at March 31, 1998) and LIBOR rate plus 3.25% (8.9375% at March 31, 1998) and is payable monthly. The weighted average interest rate was 9.5% for the years ended March 31, 1998 and 1997, respectively. In connection with the new credit facility with Congress Financial Corporation, the Company paid off all amounts due under its revolving line of credit in place at March 31, 1997.

Long-term debt consists of the following (in thousands):

                                                                                     MARCH 31
                                                                               1998            1997
                                                                         -------------------------------
   Promissory note payable to Velvel Records LLC, due on demand, interest at the prime rate on the unpaid balance only after demand,
     secured by capital interest                                              $    -          $5,000

   Capital equipment leases with monthly payments of $1 to $6,
     secured by equipment                                                        288             381

   Notes payable in monthly installments of $5 through September
     1998, interest at 10%, unsecured                                             55              76
                                                                         -------------------------------
                                                                                 343           5,457
   Less current portion                                                          162           5,142
                                                                         -------------------------------
   Long-term debt                                                             $  181         $   315
                                                                         ===============================

Interest paid was $3,238,000, $2,112,000 and $1,521,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Maturities of long-term debt are as follows: 1999 - $162,000; 2000 - $87,000; 2001 - $70,000; 2002 - $24,000; and 2003 - $0.

6. SHAREHOLDERS' EQUITY

The Company has issued warrants to the lead underwriter, of the December 16, 1993 public offering, to purchase 180,000 common shares, exercisable for five years from the date of the public offering at $3.90 per share. No warrants have been exercised at March 31, 1998.

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

7. STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire five years after the grant date. Option activity is summarized as follows:

                                        PLAN OPTIONS                          WEIGHTED AVERAGE
                                        AVAILABLE FOR       PLAN OPTIONS     EXERCISE PRICE PER
                                            GRANT           OUTSTANDING             SHARE
                                     ---------------------------------------------------------
   Balance on March 31, 1995               383,394            481,290               $1.27
     Additional shares                   1,300,000                  -                   -
     Granted                              (847,390)           847,390                2.93
     Canceled                               17,596            (17,596)               3.15
     Exercised                                   -           (123,860)               1.28
                                     ----------------------------------------------------------
   Balance on March 31, 1996               853,600          1,187,224                2.43
     Granted                              (141,000)           141,000                5.37
     Canceled                               99,356            (99,356)               2.29
     Exercised                                   -            (98,302)               1.89
                                     ----------------------------------------------------------
   Balance on March 31, 1997               811,956          1,130,566                2.85
     Granted                              (357,350)           357,350                2.88
     Canceled                               91,820            (91,820)               5.05
     Exercised                                   -           (106,922)               1.01
                                     ----------------------------------------------------------
   Balance on March 31, 1998               546,426          1,289,174               $2.92
                                     ==========================================================

In October 1997, the Company's Board of Directors repriced options covering 51,850 shares, representing all of the qualified outstanding options with exercise prices ranging from $5.12 to $11.38, to an exercise price of $4.38 per share. The vesting terms of these options remains unchanged.

The weighted average fair value of options granted in 1998, 1997 and 1996 was $1.69, $2.45 and $1.63 per share, respectively.

The exercise price of options outstanding at March 31, 1998 ranged from $.96 to $6.625 per share, as summarized in the following table:

                            SHARES
                          OUTSTANDING     WEIGHTED AVERAGE      NUMBER OF      WEIGHTED AVERAGE
       RANGE OF           AT MARCH 31,        REMAINING          SHARES            EXERCISE
    EXERCISE PRICE            1998        CONTRACTUAL LIFE     EXERCISABLE      PRICE PER SHARE
-------------------------------------------------------------------------------------------------
    $ .96 - $2.25            568,244          2.5 years           369,716            $2.02
     2.26 -  2.75            317,540          4.5 years            61,876             2.64
     2.76 -  4.38            376,390          2.8 years           201,956             4.23
     4.39 -  8.50             27,000          2.4 years            15,000             6.83
                       --------------------------------------------------------------------------
Total                      1,289,174          3.1 years           648,548             2.92
                       ==========================================================================

The number of options exercisable at March 31, 1998, 1997 and 1996 was 648,548, 425,334 and 322,306, respectively, at a weighted average exercise price of $2.84, $2.07 and $1.68 per share, respectively.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively; risk-free interest rate of 4.9% and 6.7%, volatility factor of the expected market price of the Company's Common Stock of .82 and .57 and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value statement, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              YEAR ENDED MARCH 31,
                                                     1998             1997             1996
                                                -----------------------------------------------
   Pro forma net income (loss)                     $(1,187)         $(6,352)          $1,255
   Pro forma basic earnings (loss) per share          (.17)            (.94)             .21
   Pro forma diluted earnings (loss) per share        (.17)            (.94)             .19


These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees which are recorded at the market value on the date of the grant. A total of 150,000 common shares were issued under restricted stock grants for the year ended March 31, 1996. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $95,000, $95,000 and $35,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The remaining unamortized unearned compensation is expected to be charged to operations over the five year vesting period.

8. INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

                                                 YEAR ENDED MARCH 31,
                                        1998              1997              1996
                                  --------------------------------------------------
   Current:
     Federal                          $(2,256)          $   560             $850
     State                               (166)              120               85
                                  --------------------------------------------------
                                       (2,422)              680              935
   Deferred                             1,952            (1,207)             (18)
                                  --------------------------------------------------
   Income tax expense (benefit)       $  (470)          $  (527)            $917
                                  ==================================================

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 1998 and 1997 included in prepaid expenses and other assets are as follows (in thousands):

                                                             YEAR ENDED MARCH 31,
                                                              1998          1997
                                                           ------------------------
   Amortization of intangible assets                        $     -       $1,750
   Net operating loss carryforward                              117          117
   Allowance for uncollectible accounts                         443          955
   Allowance for sales returns                                  520          479
   Book/tax depreciation                                         58           50
   Reserve for sales discounts                                  142          145
   Accrued vacations                                             85           55
   Inventory - uniform capitalization                           118           86
   Inventory - obsolescence                                       -           65
   Price protection reserve                                     120            -
                                                           ------------------------
                                                              1,603        3,702
   Valuation allowance                                       (1,603)      (1,750)
                                                           ------------------------
   Total deferred tax assets (included in prepaid expenses
     and other current assets)                              $     -       $1,952
                                                           ========================

The net operating loss carryforward of $222,000 is limited to a utilization limit of $111,000 per year through the year 2000 as a result of the change in the Company's year end in 1994.

A reconciliation of income tax expense to the statutory federal rate is as follows (in thousands):

                                                           YEAR ENDED MARCH 31,
                                                  1998             1997            1996
                                             -----------------------------------------------
   Tax expense (benefit) at statutory rate       $(564)          $(2,039)         $ 782
   State income taxes (benefit), net of
     federal benefit                               (94)             (365)            80
   Valuation allowance                            (147)            1,750              -
   Goodwill amortization                            43                92              -
   Other                                           292                35             55
                                             -----------------------------------------------
                                                 $(470)          $  (527)         $ 917
                                             -----------------------------------------------
   Effective tax rate                            (28.0)%            (8.8)%         41.0%
                                             ===============================================

Cash paid for income taxes was $0, $855,000 and $791,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

9. COMMITMENTS

LEASES

On September 25, 1995, the Company entered into an operating lease agreement for office and warehouse space with a partnership whose two partners are major shareholders and officers of the Company. The lease expires in 2005 and provides for monthly payments of $34,418 over the lease term, adjusted for the Consumer Price Index after five years. In addition, the Company is responsible for all operating costs associated with the building. The Company has one additional five-year option to renew the lease.

Total rent expense was $1,069,000, $804,000 and $546,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 1998 (in thousands):

   1999                                                              $  622
   2000                                                                 518
   2001                                                                 505
   2002                                                                 413
   2003                                                                 413
   Thereafter                                                         1,033
                                                                  -------------
                                                                     $3,504
                                                                  =============

10. MAJOR CUSTOMERS

The Company has three major customers which accounted for 44%, 47% and 54% of sales in fiscal 1998, 1997 and 1996.

11. SUBSEQUENT EVENT

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Class A Convertible Preferred Stock has a cumulative quarterly dividend of ten percent (10%) payable beginning June 30, 1998. The Company has the right to call the Class A Convertible Preferred Stock at any time after June 30, 1998 if the price of the Company's Common Stock is at least 200% of the effective conversion price for ten consecutive trading days, subject to certain other conditions. The Company cannot call more than one-third of the original aggregate Class A Convertible Preferred Stock in any six-month period. The Company also has the right to call the warrant in certain circumstances.

                               NAVARRE CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

--------------------------------------------------------------------------------------------------------------------------------
              COL. A                        COL. B                       COL. C                   COL. D              COL. E
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                           ----------------------------------
                                                                                   (2)
                                                                 (1)           Charged to
                                           Balance at         Charged to       Other Accounts                        Balance at
                                           Beginning          Costs and        -- Describe      Deductions --        End of
             Description                   Of Period          Expenses                          Describe             Period

--------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $2,388,000          ($ 22,000)                       $1,253,000(1)        $1,112,000
   Allowance for sales returns              1,197,000            103,000                                              1,300,000
                                       ----------------------------------                   ------------------------------------
   Totals                                  $3,585,000             81,000                        $1,253,000(1)        $2,412,000
                                       ==================================                   ====================================

Year ended March 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts           $196,000         $2,439,000       $508,000(2)        $755,000(1)        $2,388,000
   Allowance for sales returns                747,000            450,000                                              1,197,000
                                       -----------------------------------------------------------------------------------------
   Totals                                    $943,000         $2,889,000       $508,000           $755,000           $3,585,000
                                       =========================================================================================

Year ended March 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts           $325,000           $576,000                          $705,000(1)          $196,000
   Allowance for sales returns                453,000            294,000                                                747,000
                                       ----------------------------------                   ------------------------------------
   Totals                                    $778,000           $870,000                          $705,000             $943,000
                                       ==================================                   ====================================

        (1)     Uncollectible accounts written off, net of recoveries.
        (2) Increase in allowance transfered from acquistion of Record Service, Inc. and NetRadio, Inc.