Form 10-Q
period 1998-06-30
NAVARRE CORP /MN/
filed 1998-08-11
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended June 30, 1998

                                       or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_______________to_________________


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

COMMON STOCK, NO PAR VALUE - 12,202,580 SHARES AS OF JULY 31, 1998

                               NAVARRE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated balance sheets -
                      June 30, 1998 and March 31, 1998

             Consolidated statements of operations -
                      Three months ended June 30, 1998 and 1997

             Consolidated statements of cash flows -
                      Three months ended June 30, 1998 and 1997

             Notes to consolidated financial statements - June 30, 1998


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        JUNE 30, 1998 MARCH 31, 1998
                                                                        ------------- --------------
                                                                         (UNAUDITED)     (NOTE)
ASSETS
Current assets:
  Cash                                                                     $     27    $     23
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $2,481 and $2,412, respectively                    63,325      52,383
  Inventories                                                                27,156      23,188
  Note receivable, related parties                                              337         406
  Refundable income taxes                                                     2,265       2,265
  Prepaid expenses and other current assets                                   1,033         962
                                                                           --------    --------
Total current assets                                                         94,143      79,227

Property and equipment, net of accumulated depreciation of
  $3,832 and $3,647, respectively                                             2,933       2,957
Other assets:
  Goodwill                                                                    1,094       1,174
  Other assets                                                                  204         331
                                                                           --------    --------
Total assets                                                               $ 98,374    $ 83,689
                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                     $ 29,248    $ 32,445
  Current portion of long-term debt                                             114         162
  Accounts payable                                                           44,874      45,554
  Accrued expenses                                                              596       1,019
                                                                           --------    --------
Total current liabilities                                                    74,832      79,180

Long-term debt, less current maturities                                         153         181

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 10,000,000,
    Issued and outstanding shares - 1,523,810 and none, respectively         19,002        --
  Common stock, no par value:
    Authorized shares - 50,000,000,
    Issued and outstanding shares -7,012,128 and 7,009,170, respectively      8,121       8,113
  Retained deficit                                                           (3,531)     (3,558)
  Unearned compensation                                                        (203)       (227)
                                                                           --------    --------
Total shareholders' equity                                                   23,389       4,328
                                                                           --------    --------
Total liabilities and shareholders' equity                                 $ 98,374    $ 83,689
                                                                           ========    ========

SEE ACCOMPANYING NOTES

NOTE: THE BALANCE SHEET AT MARCH 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,
                                            1998        1997
                                          --------    --------
Net sales:
  Computer software                       $ 36,058    $ 26,507
  Music                                     17,159      13,291
                                          --------    --------
                                            53,217      39,798

Cost of sales                               46,148      35,523
                                          --------    --------
Gross profit                                 7,069       4,275

Operating expenses:
  Selling and promotion                      1,609       1,271
  Distribution and warehousing                 854         663
  General and administration                 3,851       3,298
  Amortization of intangible assets             88         409
                                          --------    --------
                                             6,402       5,641
                                          --------    --------

Income (loss) from operations                  667      (1,366)

Other expense:
  Interest expense                            (712)       (559)
  Other income                                  30          36
                                          --------    --------

Income (loss) before income taxes              (15)     (1,889)
Income tax benefit                              (5)       (775)

Minority interest                               37          54
                                          --------    --------

Net earnings (loss)                       $     27    $ (1,060)

Preferred Dividend Requirements                334        --
                                          --------    --------
Net loss applicable to common shares          (307)       --
                                          ========    ========

Loss per common share:
  Basic and diluted                       $   (.04)   $   (.15)
                                          ========    ========
Weighted average common and
  common equivalent shares outstanding
  Basic and diluted                          7,010       6,902
                                          ========    ========
Dividends declared per preferred share:   $    .22        --
                                          ========    ========

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED JUNE 30,
                                                             1998         1997
                                                           --------    ---------
OPERATING ACTIVITIES
Net earnings (loss)                                        $     27    $ (1,060)
Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
    Depreciation                                                216         295
    Amortization of intangible assets                            88         364
    Amortization on unearned compensation                        24          23
    Minority interests in subsidiaries                           36          52
    Changes in operating assets and liabilities:
      Accounts receivable                                   (10,942)      5,851
      Inventories                                            (3,968)     (1,300)
      Prepaid expenses and other assets                         136        (425)
      Accounts payable and accrued expenses                  (1,139)     (7,628)
                                                           --------    --------
Net cash used in operating activities                       (15,522)     (3,828)

INVESTING ACTIVITIES
Note receivable, related parties                                 69          (4)
Purchase of equipment and leasehold improvements               (280)       (245)
                                                           --------    --------
Net cash used in investing activities                          (211)       (249)

FINANCING ACTIVITIES
Payment on long-term debt                                       (76)       (536)
Proceeds from notes payable, bank                            44,630      41,524
Payment on notes payable, bank                              (47,827)    (37,504)
Proceeds from sale of preferred stock and warrants           19,002        --
Exercise of common stock options                                  8        --
                                                           --------    --------
Net cash provided by financing activities                    15,737       3,484
                                                           --------    --------

Net increase in cash                                              4        (593)
Cash at beginning of period                                      23         655
                                                           --------    --------
Cash at end of period                                      $     27    $     62
                                                           ========    ========


SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio, Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1998. Certain balances at June 30, 1997 have been reclassified to conform to the June 30, 1998 presentation.

NOTE B - NET EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Preferred shares and employee stock options are not included in the calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
        (In thousands, except per share data)
                                                     THREE MONTHS ENDED
                                                         JUNE 30,
                                                      1998       1997
                                                    -------    --------
Numerator:
   Net earnings                                     $    27    $(1,060)
     Less preferred dividend requirements              (334)      --
     Adjusted net loss applicable to common stock      (307)      --
Denominator:
   Denominator for basic earnings per
     share--weighted-average shares                   7,010      6,902
   Dilutive securities:
     Preferred stock                                   --         --
     Employee stock options                            --         --
   Denominator for diluted earnings
     per share--adjusted
     weighted-average shares                          7,010      6,902
                                                    -------    -------

Basic earnings (loss) per share                        (.04)      (.15)
                                                    =======    =======
Dilutive earnings (loss) per share                     (.04)      (.15)
                                                    =======    =======

Under the terms of the Certificate of Rights and Preferences of the Class A Convertible Preferred Stock ("Certificate") of the Company, the holders of the Preferred Stock are entitled to receive cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998. The dividend can be paid in cash or if the shareholder elects, in Company Common Stock which will be issued when the shareholder converts the Preferred Stock. With respect to the quarter ended June 30, 1998, the Company accrued a dividend of $334,000 or $.22 per Preferred Share. Because certain holders of Preferred Shares elected to receive their dividend in Common Stock, the Company ultimately paid cash dividends of only $268,103, or $.03 per share of Common Stock. The Company inadvertently originally publicly reported only the cash dividend and reported a loss of $.03 per share. With this Form 10-Q, the Company is reporting the corrected loss of $.04 per share, which reflects both the payment of cash and the issuance of Common Stock in lieu of cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                                        THREE MONTHS ENDED JUNE 30
                                                        1998                 1997
                                                        ----                 ----
         Net sales:
            Computer                                    67.8%                66.6%
            Music                                       32.2                 33.4
                                                        ----                 ----
         Total net sales                               100.0                100.0
         Cost of sales                                  86.7                 89.3
                                                        ----                 ----
         Gross profit                                   13.3                 10.7

         Selling and promotion                           3.0                  3.2
         Distribution and warehousing                    1.6                  1.7
         General and administration                      7.2                  8.2
         Amortization of intangible assets               0.2                  1.0
                                                        ----                 ----
         Income (loss) from operations                   1.3                 (3.4)
         Interest expense                                1.3                  1.4
         Other expense                                   0.1                  0.1
                                                        ----                 ----
         Net income (loss)                               0.1%                (2.7)%
                                                        ====                 ====

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors see the section entitled "Forward Looking Statements" in the Company's Form 10-K for year ended March 31, 1998.

Net sales for the three month period ended June 30, 1998 increased 33.7% from $39.8 million in fiscal 1998 to $53.2 million in fiscal 1999. The gain was due to increased sales in the both the Computer Products Division and the Music Products Division. Computer products sales increased by 36.2% from $26.5 million for the three month period ending June 30, 1997 to $36.1 million for the three month period ending June 30, 1998. This increase was primarily due to the addition of new customers and publishers. Music sales increased 29.3% from $13.3 million for the three month period ending June 30, 1997 to $17.2 million for the three month period ending June 30, 1998. This increase was primarily due from new improved content from new proprietary labels.

Gross profit increased 65.1% or $2.8 million from $4.3 million for the three month period ending June 30, 1997 to $7.1 million for the for the same period in 1998. As a percentage of net sales, gross profit increased from 10.7% during the three month period ending June 30, 1997 to 13.3% for the same period in 1998. The increase in overall gross margin for the three month period was primarily due to increased margins in the Music Products Division. Gross margins from music sales were $3.6 million or 20.9% of music net sales for the three month period in 1998 compared with $1.7 million or 12.8% of music net sales for the same period in 1997. The increase was primarily due to increased gross margins on proprietary products due to lower costs in acquiring product. Gross margins from the Computer Products Division's net sales were $3.5 million or 9.8% as a percentage of net sales during the three month period in 1998 compared with $2.6 million or 9.7% as a percentage of net sales in the same period in 1997.

Selling and promotion expense increased from $1.3 million during the three month period in 1997 to $1.6 million during the same period in 1998 but decreased as a percentage of net sales from 3.2% during the three month period in 1997 to 3.0% during the same period in 1998. This decrease for the three month period was primarily due to efficiencies achieved from higher sales volume.

Distribution and warehousing expense increased from $663,000 in the three month period for 1997 to $854,000 in the same period in 1998. As a percentage of net sales it decreased from 1.7% of net sales to 1.6% of net sales. The decrease for the three month period was primarily due to efficiencies achieved from higher sales volume.

General and Administration expenses increased from $3.3 million during the three month period in 1997 to $3.9 million during the same period in 1998. As a percentage of net sales it decreased from 8.2% during the three month period in 1997 to 7.2% during the same period in 1998.

Interest expense increased from $559,000 for the three month period in 1997 to $712,000 for the three month period in 1998. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales.

Net earnings were $27,000 for the three month period in 1998 compared with a net loss of $1.1 million in the same three month period in 1997. This was primarily the result of increased sales along with increased margins.

YEAR 2000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At June 30, 1998, the Company had net accounts receivable of $63.3 million and inventory of $27.2 million. These assets are primarily financed by accounts payable of $44.9 million and bank borrowings of $29.2 million.

For the three month period ended June 30, 1998, net sales were $53.2 million, an increase of $13.4 million over net sales of $39.8 million during the same period in 1997. The Company used cash of $15.5 million in operating activities. Accounts receivable increased by $10.9 million and inventories increased by $4.0 million and accounts payable and accrued expense decreased by $1.1 million. Investing activities used $211,000 of cash, including $280,000 for the purchase of furniture, equipment and leasehold improvements. This was partially offset by paying down the bank note by $3.2 million. The

Company generated net cash of $15.7 million in financing activities primarily through proceeds from a private placement to a group of investors for the aggregate net consideration of $19.0 million. Cash at the end of the period increased by $4,000.

On May 1, 1998, the Company raised $19.0 million, net of expense, in a private placement of 1,523,810 shares of Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock. For each share of Class A Convertible Preferred Stock, each purchaser received a warrant to purchase five shares of Navarre common stock at $3.50 per share. The Company used the proceeds of the offering for working capital purposes, including payment of the amounts due on its credit facility. Under the terms of the Class A Convertible Preferred Stock, the Company is required to pay cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. In addition the Company is involved in the following legal proceeding.

On March 5, 1998, Bank of Montreal ("Plaintiff") commenced an action in Federal District Court, Northern District of Illinois, alleging, among other things, breach of contract, breach of duty to negotiate in good faith and breach of trade confirmation in connection with a proposed commercial transaction between the Company and the Plaintiff. The Plaintiff seeks damages in an amount in excess of $1,053,451.59. On April 23, 1998, the Company submitted its Answer to the Complaint denying liability and asserting various affirmative defenses. The Company intends to vigorously defend against Plaintiff's claims. The parties are engaged in discovery.

ITEM 2.  CHANGES IN SECURITIES

(c) ISSUANCE OF UNREGISTERED SECURITIES

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20.0 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price of $3.50 per share. The Class A Convertible Preferred Stock has a cumulative annual dividend of ten (10%) payable quarterly beginning June 30, 1998. The Company has the right to call the Class A Convertible Preferred Stock at any time after June 30, 1998 if the price of the Company's Common Stock is at least 200% of the effective conversion price for ten consecutive trading days, subject to certain other conditions. The Company cannot call more than one-third of the original aggregate Class A Convertible Preferred Stock in any six-month period. The Company also has the right to call the warrant in certain circumstances. In connection with the private placement, the Company also granted a four year warrant to purchase 380,953 shares of Common Stock at a price of $2.625 per share to Delphi Financial Corporation, the Company's agent in the private placement. The Company believes that the transactions were exempt pursuant to
Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 1998, the Company held a Special Meeting of Shareholders to consider an amendment to the Company's Articles of Incorporation that would increase the number of the Company's authorized shares of capital stock. The amendment proposed to increase the number of authorized shares of capital stock from twenty million (20,000,000) to sixty million (60,000,000) no par value shares. The amendment designated fifty million (50,000,000) shares as Common Stock, and ten (10) million shares as Preferred Stock.

The Company's security holders passed the amendment by the vote of 8,342,861 shares in favor of the amendment, 160,263 shares against the amendment, 7,783 shares abstained, and no shares were broker non-votes.

ITEM 5.  OTHER INFORMATION

During the period from July 1, 1998 through July 31, 1998, holders of 982,554 shares of the Company's Class A Preferred Stock converted their Preferred Stock into 4,912,770 shares of Common Stock and holders of warrants issued in May 1998 exercised their warrants for an aggregate of 403,615 shares and paid the Company gross proceeds of $1,355,778. In addition, during this period, employees of the Company exercised options to purchase an additional 5,012 shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included herein:

                  Exhibit 27: Financial data schedule

        (b) Reports on Form 8-K

                  Report on Form 8-K dated May 1, 1998 was filed reporting the Company's issuance of a Class A Convertible Preferred Stock and the compliance with Nasdaq Stock Market Rules.

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NAVARRE CORPORATION
                                          (Registrant)




Date: August 10, 1998                     By  /s/ Eric H. Paulson
                                          -----------------------
                                          Eric H. Paulson
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer


Date: August 10, 1998                     By /s/ Charles E. Cheney
                                          ------------------------
                                          Charles E. Cheney
                                          Treasurer and Secretary,
                                          Executive Vice President,
                                          and Chief Financial Officer