Form 10-Q
period 1998-09-30
NAVARRE CORP /MN/
filed 1998-11-13
CIK 911650

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1998

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

COMMON STOCK, NO PAR VALUE - 13,487,880 SHARES AS OF OCTOBER 31, 1998

                              NAVARRE CORPORATION

                                     INDEX

     PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated balance sheets -
                    September 30, 1998 and March 31, 1998

               Consolidated statements of operations -
                    Three and six months ended September 30, 1998  and 1997

               Consolidated statements of cash flows  -
                    Six months ended September 30, 1998  and 1997

               Notes to consolidated financial statements - September 30, 1998

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              NAVARRE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    SEPTEMBER 30, 1998      MARCH 31, 1998
                                                                 --------------------------------------------
                                                                       (UNAUDITED)              (NOTE)
 ASSETS
 Current assets:
   Cash                                                                $     19               $    23
   Accounts receivable, less allowance for doubtful accounts
      and sales returns of $3,419 and $2,412, respectively               74,234                52,383
   Inventories                                                           29,742                23,188
   Note receivable, related parties                                         307                   406
   Refundable income taxes                                                2,265                 2,265
   Prepaid expenses and other current assets                              1,047                   962
                                                                 --------------------------------------------
 Total current assets                                                   107,614                79,227

 Property and equipment, net of accumulated depreciation of
   $4,074 and $3,647, respectively                                        3,147                 2,957
 Other assets:
   Goodwill                                                               1,013                 1,174
   Other assets                                                             247                   331
                                                                 --------------------------------------------
 Total assets                                                          $112,021               $83,689
                                                                 --------------------------------------------
                                                                 --------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Note payable to bank                                                $ 38,386               $32,445
   Current maturities of long-term debt                                     241                   162
   Accounts payable                                                      49,370                45,554
   Accrued expenses                                                         458                 1,019
                                                                 --------------------------------------------
 Total current liabilities                                               88,455                79,180

 Long-term debt, less current maturities                                    125                   181

 Shareholders' equity:
    Preferred stock, no par value:
       Authorized shares - 10,000,000,
       Issued and outstanding shares - 349,426 and none,
         respectively                                                     4,586                  ----
    Common stock, no par value:
       Authorized shares - 50,000,000,
       Issued and outstanding shares -  13,447,880 and
         7,009,170, respectively                                         24,253                 8,113
    Retained deficit                                                     (5,218)               (3,558)
    Unearned compensation                                                  (180)                 (227)
                                                                 --------------------------------------------
 Total shareholders' equity                                              23,441                 4,328
                                                                 --------------------------------------------
 Total liabilities and shareholders' equity                            $112,021               $83,689
                                                                 --------------------------------------------
                                                                 --------------------------------------------

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

                              NAVARRE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                           1998           1997           1998           1997
                                                      ----------------------------------------------------------
 Net sales:
    Computer software                                    $36,072        $31,822        $ 72,130        $58,329
    Music                                                 18,801         16,757          35,960         30,048
                                                      ----------------------------------------------------------
                                                          54,873         48,579         108,090         88,377

 Cost of sales                                            48,942         42,341          95,090         77,864
                                                      ----------------------------------------------------------
 Gross profit                                              5,931          6,238          13,000         10,513

 Operating expenses:
    Selling and promotion                                  1,735          1,284           3,344          2,555
    Distribution and warehousing                             913            632           1,767          1,295
    General and administration                             4,356          2,324           7,992          5,372
    Depreciation and amortization                            313            669             616          1,328
                                                      ----------------------------------------------------------
                                                           7,317          4,909          13,719         10,550
                                                      ----------------------------------------------------------

 Income (loss) from operations                            (1,386)         1,329            (719)           (37)

 Other income (expense):
    Interest expense                                        (811)          (656)         (1,523)        (1,215)
    Other income                                             145            128             175            164
                                                      ----------------------------------------------------------
 Income (loss) before income taxes                        (2,052)           801          (2,067)        (1,088)
 Income tax (benefit) expense                               (780)           329            (785)          (446)

 Minority interest                                          (147)            47            (110)           101
                                                      ----------------------------------------------------------
 Net earnings (loss)                                     $(1,419)       $   519        $ (1,392)       $  (541)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------

 Preferred dividend requirements                            (243)          ----            (577)          ----
                                                      ----------------------------------------------------------
 Net earnings (loss) applicable to common shares         $(1,662)       $   519        $ (1,969)       $  (541)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
 Loss per common share:
    Basic                                                $  (.15)       $   .08        $   (.22)       $  (.08)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
    Diluted                                              $  (.15)       $   .07        $   (.22)       $  (.08)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
 Weighted average common and
    common equivalent shares outstanding
      Basic                                               11,034          6,902           9,033          6,902
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
      Diluted                                             11,034          7,189           9,033          6,902
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------

SEE ACCOMPANYING NOTES

                              NAVARRE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                    1998               1997
                                                              ------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $ (1,392)          $   (541)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation                                                  458                602
        Amortization of intangible assets                             158                726
        Amortization on unearned compensation                          47                 47
        Minority interests in subsidiary                              110                  5
        Changes in operating assets and liabilities:
            Accounts receivable                                   (21,851)            (4,823)
            Inventories                                            (6,554)           (11,462)
            Prepaid expenses and other assets                           2               (221)
            Accounts payable and accrued expenses                   3,145              2,049
                                                              ------------------------------------
   Net cash used in operating activities                          (25,877)           (13,618)

INVESTING ACTIVITIES
Note receivable, related parties                                       99                (10)
Purchase of equipment and leasehold improvements                     (648)              (493)
                                                              ------------------------------------
Net cash used in investing activities                                (549)              (503)

FINANCING ACTIVITIES
Payment on long-term debt                                            (102)              (560)
Proceeds from notes payable, bank                                  92,238             81,940
Payment on notes payable, bank                                    (86,297)           (67,900)
Proceeds from notes payable, other                                    125              -----
Proceeds from sale of subsidiary stock                                 65              -----
Proceeds from sale of preferred stock and warrants                 18,823              -----
Exercise of common stock warrants                                   1,807              -----
Exercise of common stock options                                       31              -----
Payment of dividends                                                 (268)             -----
                                                              ------------------------------------
Net cash provided by financing activities                          26,422             13,480
                                                              ------------------------------------

Net decrease in cash                                                   (4)              (641)
Cash at beginning of period                                            23                655
                                                              ------------------------------------
Cash at end of period                                            $     19           $     14
                                                              ------------------------------------
                                                              ------------------------------------

SEE ACCOMPANYING NOTES

                              NAVARRE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiaries, Digital Entertainment, Inc. and Net Radio Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1998. Certain balances at September 30, 1997 have been reclassified to conform to the September 30, 1998 presentation.

NOTE B - NET EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to confirm to the Statement 128 requirements. Preferred shares and employee stock options are not included in the calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

        (In thousands, except per share data)
                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                               1998             1997           1998            1997
                                                            ---------------------------     --------------------------
Numerator:
   Net earnings (loss)                                       $(1,419)         $  519         $(1,392)        $ (541)
     Less preferred dividend requirements                       (243)           ----            (577)          ----
     Adjusted net earnings (loss) applicable to common
          stock                                               (1,662)         $  519          (1,969)        $ (541)
Denominator:
   Denominator for basic earnings per
      share--weighted-average shares                          11,034           6,902           9,033          6,902
   Dilutive securities:
      Preferred stock                                          -----            ----           -----           ----
      Preferred stock warrants                                 -----            ----           -----           ----
      Employee stock options                                   -----             287           -----           ----
   Denominator for diluted earnings
       per share--adjusted
       weighted-average shares                                11,034           7,189           9,033          6,902
                                                            ---------------------------     --------------------------
Basic earnings (loss) per share                              $  (.15)         $  .08         $  (.22)        $ (.08)
                                                            ---------------------------     --------------------------
                                                            ---------------------------     --------------------------
Dilutive earnings (loss) per share                           $  (.15)         $  .07         $  (.22)        $ (.08)
                                                            ---------------------------     --------------------------
                                                            ---------------------------     --------------------------

Under the terms of the Certificate of Rights and Preferences of the Class A Convertible Preferred Stock ("Certificate") of the Company, the holders of the Preferred Stock are entitled to receive cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998. The dividend can be paid in cash or if the shareholder elects, in Company Common Stock which will be issued when the shareholder converts the Preferred Stock. With respect to the quarter ended September 30, 1998, the Company accrued an aggregate dividend of $243,205. Because certain holders of Preferred Shares elected to receive their dividend in Common Stock, the Company ultimately paid cash dividends of only $240,684.

As previously disclosed, on May 1, 1998, the Company issued $20.0 million in Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at a price of $2.625, which was the fair market value on April 2, 1998, the date the Company had an agreement in principal with investors to proceed with the offering. Under the terms of the Class A Convertible Preferred Stock, the Company is required to pay cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock, each purchaser received a five-year warrant to purchase five shares of Navarre common stock at $3.50 per share which was equal to one hundred and thirty-three percent (133%) of the effective conversion price of the Class A Convertible Preferred Stock into common stock.

At the time the Company agreed to issue the Class A Convertible Preferred Stock and the warrants, it did not assign a separate value to the conversion feature of the Class A Convertible Preferred Stock or the warrants; rather, the amount and pricing of the securities to be issued were arrived at as a result of negotiations between the Company and third party investors. The Company has subsequently determined that under general accepted accounting principals and recent accounting pronouncements, the Company may be required to allocate the purchase price between the Class A Convertible Preferred Stock and the warrants.

The Company is in the process of analyzing the relative value of the securities issued in the offering. The Company believes that any allocation will in no way affects the Company's operating results, net shareholders' equity or its assets. If the conversion feature of the Class A Convertible Preferred Stock or warrants are assigned a separate value, however, the amount so allocated may be treated as a "deemed dividend" in the first quarter of fiscal 1999 and the Company's basic and diluted earnings per share would be adjusted downward to reflect the amount of the deemed dividend. The Company intends to file an amended Form 10-Q with the Securities and Exchange Commission with respect to any adjustment required as a result of its analysis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1998           1997           1998           1997
                                                          --------------------------    --------------------------
   Net sales:
      Computer software                                       65.7%          65.5%          66.7%          66.0%
      Music                                                   34.3           34.5           33.3           34.0
                                                          --------------------------    --------------------------
   Total net sales                                           100.0          100.0          100.0          100.0
   Cost of sales                                              89.2           87.2           88.0           88.1
                                                          --------------------------    --------------------------
   Gross profit                                               10.8           12.8           12.0           11.9

   Selling and promotion                                       3.2            2.6            3.1            2.9
   Distribution and warehousing                                1.7            1.3            1.6            1.5
   General and administration                                  7.9            4.8            7.4            6.1
   Depreciation and amortization                               0.6            1.4            0.6            1.5
                                                          --------------------------    --------------------------
   Income (loss) from operations                              (2.5)           2.7           (0.7)           0.0
   Interest expense                                           (1.5)          (1.4)          (1.4)          (1.4)
   Other income                                                0.3            0.3            0.2            0.2
                                                          --------------------------    --------------------------
   Net earnings (loss)                                        (2.6)%          1.1%          (1.3)%         (0.6)%
                                                          --------------------------    --------------------------
                                                          --------------------------    --------------------------

Certain of this information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a more detailed discussion of the factors, see the "Business Section" in the Company's Form 10-K for the year ended March 31, 1998.

Net sales increased 13.0% from $48.6 million to $54.9 million for the three month period and 22.3% from $88.4 million to $108.1 million for the six month period. The gain was due to sales gains in both the Computer Products Division and the Music Products Division. Computer products sales increased by 13.5% from $31.8 million to $36.1 million for the three month period and by 23.7% from $58.3 million to $72.1 million for the six month period. The increase was primarily due to the acquisition of new customers. Music sales increased by 11.9% from $16.8 million to $18.8 million during the three month period and by 20.0% from $30.0 million to $36.0 million for the six month period. This increase was primarily due to the addition of new labels that provide a higher quality of artists.

Gross profit decreased 5.0% or $307,000 from $6.2 million last fiscal year to $5.9 million for the three month period ended September 30, 1998 but increased 23.7% or $2.5 million from $10.5 last fiscal year to $13.0 for the six month period ended September 30, 1998. As a percentage of net sales, gross profit decreased from 12.8% last fiscal year to 10.8% for the three month period ended September 30, 1998 but increased from 11.9% last fiscal year to 12.0% for the six month period ending September 30, 1998. Gross margins from the Computer Products Division's net sales were $3.2 million or 8.8% as a percentage of net sales during the three month period and $6.7 million or 9.2% as a percentage of net sales for the six month period ended September 30, 1998 compared with $3.2 million or 10.1% as a percentage of net sales during the three month period and $5.8 million or 9.9% for the six month period last fiscal year. Gross margins from music sales were $2.8 million or 14.7% of music net sales for the three month period and $6.3 million or 17.6% of music sales for the six month period ended September 30, 1998 compared with $3.0 million or 18.0% of music net sales for the three month period and $4.7 million or 15.7% for the six month period last fiscal year. The decrease in gross profit for the three month period for both the Computer and Music Products Divisions was due to write-offs from settlements associated with financially distressed vendors. The increase in overall gross margin for the six month period was primarily due to increased margins in the Music Products Division from higher margin sales of proprietary products.

Selling and promotion expense increased from $1.3 million last fiscal year to $1.7 million during the three month period and from $2.6 million last fiscal year to $3.3 million during the six month period ended September 30, 1998. As a percentage of net sales, it increased from 2.6% last fiscal year to 3.2% during the three month period and from 2.9% last fiscal year to 3.1% during the six month period ended September 30, 1998. The higher level of expense was due to increased costs associated with the higher level of sales.

Distribution and warehousing expense increased from $632,000 last fiscal year to $913,000 during the three month period and from $1.3 million last fiscal year to $1.8 million during the six month period ended September 30. As a percentage of net sales it increased from 1.3% to 1.7% of net sales during the three month period and from 1.5% to 1.6% of net sales during the six month period ended September 30, 1998. The increase was primarily due to a decrease in the average order size.

General and administration expenses increased from $2.3 million last fiscal year to $4.4 million during the three month period and from $5.4 million last fiscal year to $8.0 during the six month period ended September 30, 1998. As a percentage of net sales, it increased from 4.8% to 7.9% of net sales during the three month period and from 6.1% last fiscal year to 7.4% during the six month period ended September 30, 1998. The higher level of expense was primarily due to expenses associated with the Company's Net Radio subsidiary.

Interest expense increased from $656,000 for last fiscal year to $811,000 for the three month period and from $1.2 million last fiscal year to $1.5 million for the six month period ended September 30, 1998. This increase resulted from substantially higher borrowing to support the Company's higher inventory levels resulting from its growth in sales.

The net loss was $1.4 million for both the three and six month period ended September 30, 1998 compared with net earnings of $519,000 for the three month period and a net loss of $541,000 for the six month period last fiscal year.

YEAR 2000

The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company has established a Year 2000 team working with every operational area throughout the Company, and this team has worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all internal information systems and other systems that contain micro-controllers that may be affected by the Year 2000 date change;
(ii) implementing a Year 2000 Assessment and Testing Plan for all Company products, (iii) communicating with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iv) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant or will become Year 2000 compliant with additional software upgrades. The Company expects to complete testing and establish compliance with respect to all of its systems and products by December 31, 1998, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. The Company has incurred the majority of its costs from the opportunity cost of time spent by employees of the Company evaluating Year 2000 compliance matters generally. At this time, the Company does not possess information necessary to estimate the potential financial impact of Year 2000 compliance issues relating to its non-management information systems, products, vendors, customers, and third parties. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse impact on the Company's financial condition and results of operations.

Because the Company is still in the discovery and evaluation process of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following situations make up the Company's "most reasonably likely worst cast Year 2000 scenarios": (i) disruption of a significant customer's ability to accept products or pay invoices, (ii) disruption of suppliers, (iii) disruption of the Company's internal management information systems, and (iv) disruption of the Company's external management information systems.

While the Company recognizes the need for contingency planning, it has not yet developed any specific contingency plans for potential Year 2000 disruptions. The Company does anticipate developing contingency plans for its most critical areas, but details of such plans will depend on the Company's final assessment of the problem as well as the evaluation and success of its remediation efforts. Future disclosures will include contingency plans as they become available.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At September 30, 1998, the Company had net accounts receivable of $74.2 million and inventory of $29.7 million. These assets are primarily financed by accounts payable of $49.4 million and bank borrowings of $38.4 million.

For the six month period ended September 30, 1998, net sales were $108.1 million, an increase of $19.7 million over net sales of $88.4 million during the same period last fiscal year. The Company used cash of $25.9 million in operating activities. Accounts receivable increased by $21.9 million and inventories increased by $6.6 million while accounts payable and accrued expenses increased by $3.1 million. Investing activities used $549,000 of cash, including $648,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $26.4 million in financing activities primarily through proceeds from a private placement for the aggregate net consideration of $19.0 million and from net bank borrowings of $5.9 million.

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

On March 5, 1998, Bank of Montreal ("Plaintiff") commenced an action in United States District Court in the Northern District of Illinois alleging, among other things, breach of contract, breach of duty to negotiate in good faith and breach of trade confirmation in connection with a proposed commercial transaction between the Company and the Plaintiff. The Plaintiff seeks damages in an amount in excess of $1,053,451.59. On April 23, 1998, the Company submitted its Answer to the Complaint denying liability and asserting various affirmative defenses. The Company intends to vigorously defend against Plaintiff's claims. The parties are engaged in discovery.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  ISSUANCE OF UNREGISTERED SECURITIES

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $19.0 million, net of expense. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price of $3.50 per share. The Class A Convertible Preferred Stock has a cumulative annual dividend of ten (10%) payable quarterly beginning June 30, 1998. The Company has the right to call the Class A Convertible Preferred Stock at any time after June 30, 1998 if the price of the Company's Common Stock is at least 200% of the effective conversion price for ten consecutive trading days, subject to certain other conditions. The Company cannot call more than one-third of the original aggregate Class A Convertible Preferred Stock in any six-month period. The Company also has the right to call the warrants in certain circumstances. In connection with the private placement, the Company also granted a four year warrant to purchase 380,953 shares of Common Stock at a price of $2.625 per share to Delphi Financial Corporation, the Company's agent in the private placement. During the period from July 1, 1998 through October 31, 1998, certain holders of warrants issued in May 1998 exercised their warrants to purchase an aggregate of 556,660 shares and paid the Company gross proceeds of $1,807,435. The Company believes that the transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D. During the period from July 1, 1998 through October 31, 1998, holders of 1,182,384 shares of the Company's Class A Preferred Stock converted their Preferred Stock into 5,911,920 shares of Common Stock and holders of warrants issued in May 1998 exercised their warrants for an aggregate of 556,660 shares and paid the Company gross proceeds of $1,807,435.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SCEURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on September 3, 1998. At the meeting, the following persons were elected as directors of the Company:

                NAMES                   VOTES FOR               VOTES WITHHELD
                -----                   ---------               --------------
           Charles E. Cheney            8,997,507                   38,694
           Dickinson G. Wiltz           8,988,793                   47,398
           Alfred Teo                   9,011,412                   24,779

ITEM 5.  OTHER INFORMATION

The deadline for the submission of shareholder proposal pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is April
1, 1999.    Additionally, if the Company receives notice of a shareholder proposal after June 16, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

          Exhibit 27:  Financial data schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                              NAVARRE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NAVARRE CORPORATION
                                             (Registrant)




Date:  November 13, 1998                     By  /s/ Eric H. Paulson
                                             -----------------------
                                             Eric H. Paulson
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer


Date:  November 13, 1998                     By  /s/ Charles E. Cheney
                                             -------------------------
                                             Charles E. Cheney
                                             Treasurer and Secretary,
                                             Executive Vice President,
                                             and Chief Financial Officer