Form 10-Q/A
period 1998-06-30
NAVARRE CORP /MN/
filed 1999-02-16
CIK 911650

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

                  The Company has amended the following:

                  Consolidated balance sheets -
                        June 30, 1998 and March 31, 1998
                        The following lines for June 30, 1998 have been amended:
                               Common stock
                               Retained deficit

                  Consolidated statements of operations -
                        Three months ended June 30, 1998 and 1997
                        The following lines for June 30, 1998 have been amended:
                                    Depreciation and amortization
                                    Preferred nondetachable conversion feature and warrant valuation
                                    Net earnings (loss) applicable to common shares
                                    Loss per common shares: Basic and diluted

                  Notes to consolidated financial statements - June 30, 1998
                        The table has been amended for June 30, 1998
                        The Company has added language to Note B -
                                    Net Earnings (Loss) Per Share explaining the effect on its financial statements of the beneficial conversion features of its Class A Convertible Preferred Stock and Accompanying Warrants issued May 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - The following  lines on the  Financial  Data Schedule have been amended.
                           Property, plant and equipment
                           Common stock
                           Other stockholders' equity
                           Basic and diluted earnings or loss per share

SIGNATURES

         The signature page is attached.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              NAVARRE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       JUNE 30, 1998        MARCH 31, 1998
                                                                  ---------------------- ------------------------
                                                                        (UNAUDITED)             (NOTE)
ASSETS
Current assets:
  Cash                                                                   $     27               $     23
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $2,481 and $2,412, respectively                  63,325                 52,383
  Inventories                                                              27,156                 23,188
  Note receivable, related parties                                            337                    406
  Refundable income taxes                                                   2,265                  2,265
  Prepaid expenses and other current assets                                 1,033                    962
                                                                   ---------------------- ------------------------
Total current assets                                                       94,143                 79,227

Property and equipment, net of accumulated depreciation of
  $3,832 and $3,647, respectively                                           2,933                  2,957
Other assets:
  Goodwill                                                                  1,094                  1,174
  Other assets                                                                204                    331
                                                                   ---------------------- ------------------------
Total assets                                                              $98,374                $83,689
                                                                   ---------------------- ------------------------
                                                                   ---------------------- ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                    $29,248                $32,445
  Current portion of long-term debt                                           114                    162
  Accounts payable                                                         44,874                 45,554
  Accrued expenses                                                            596                  1,019
                                                                   ---------------------- ------------------------
Total current liabilities                                                  74,832                 79,180

Long-term debt, less current maturities                                       153                    181

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding shares - 1,523,810 and none, respectively     19,002                   ----
   Common stock, no par value:
      Authorized shares - 50,000,000,
      Issued and outstanding shares -7,012,128 and
        7,009,170, respectively                                            42,350                  8,113
   Retained deficit                                                       (37,760)                (3,558)
   Unearned compensation                                                     (203)                  (227)
                                                                   ---------------------- ------------------------
Total shareholders' equity                                                 23,389                  4,328
                                                                   ---------------------- ------------------------
Total liabilities and shareholders' equity                                $98,374                $83,689
                                                                   ---------------------- ------------------------
                                                                   ---------------------- ------------------------

SEE ACCOMPANYING NOTES

NOTE: THE BALANCE SHEET AT MARCH 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                              NAVARRE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                              1998                      1997
                                                     -----------------------  ------------------------
Net sales:
   Computer software                                       $        36,058      $            26,507
   Music                                                            17,159                   13,291
                                                     -----------------------  ------------------------
                                                                    53,217                   39,798
Cost of sales                                                       46,148                   35,523
                                                     -----------------------  ------------------------
Gross profit                                                         7,069                    4,275

Operating expenses:
   Selling and promotion                                             1,609                    1,271
   Distribution and warehousing                                        854                      663
   General and administration                                        3,636                    3,298
   Depreciation and amortization                                       303                      409
                                                     -----------------------  -----------------------
                                                                     6,402                    5,641
                                                     -----------------------  ------------------------

Income (loss) from operations                                          667                   (1,366)

Other expense:
   Interest expense                                                   (712)                    (559)
   Other income                                                         30                       36
                                                     -----------------------  ------------------------

Income (loss) before income taxes                                      (15)                  (1,889)
Income tax benefit                                                      (5)                    (775)
Minority interest                                                       37                       54
                                                     -----------------------  ------------------------

Net earnings (loss)                                        $            27      $            (1,060)

Preferred nondetachable conversion feature
   and warrant valuation                                           (34,229)                     ---
Preferred dividend requirements                                       (334)                     ---
                                                     -----------------------  ------------------------
Net loss applicable to common shares                       $       (34,536)     $            (1,060)
                                                     -----------------------  ------------------------
                                                     -----------------------  ------------------------

Loss per common share:
    Basic and diluted                                      $         (4.93)     $              (.15)
                                                     -----------------------  ------------------------
                                                     -----------------------  ------------------------
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                                                 7,010                    6,902
                                                     -----------------------  ------------------------
                                                     -----------------------  ------------------------

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

After the end of the quarter ended December 31, 1998 the Company determined its financial statements for the quarters ended June 30 and September 30, 1998 should be restated to reflect the allocation of proceeds to the beneficial conversion features of the Company's Class A Convertible Preferred Stock and accompanying warrants. Based on the Company's stock price on May 1, 1998, the date of issuance of the Class A Convertible Preferred Stock, these securities are deemed to have contained beneficial conversion features that must be recognized as a dividend paid to preferred stockholders. Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement. The Company is conforming its financial statements with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ("Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature") issued March 13, 1997, and considering the Task Force's Working Group discussions and tentative conclusions reported on Issue 98-5, November 1998, which provide that any discounts resulting from an allocation of proceeds to the beneficial conversion feature and warrants are analogous to a dividend, and should be recognized as a return to the preferred stockholders over the minimum conversion period (from date securities are issued to date they are first convertible). As noted above the value of the Nondetachable Conversion Feature and accompanying warrants was $34,228,583.

Preferred stock, preferred stock warrants and employee stock options are not included in the period ending June 30, 1998 calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
        (In thousands, except per share data)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                        1998          1997
                                                                   -------------- --------------
Numerator:
     Net earnings                                                       $     27         $(1,060)
          Less preferred nondetachable conversion feature
               and warrant valuation                                     (34,229)           ----
          Less preferred dividend requirements                              (334)           ----
                                                                   -------------- --------------
          Adjusted net loss applicable to common stock                  $(34,536)        $(1,060)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                                   7,010           6,902
     Dilutive securities:
          Preferred stock                                                   ----            ----
          Employee stock options                                            ----            ----

     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                                         7,010           6,902
                                                                   -------------- --------------

Basic earnings (loss) per share                                            (4.93)          (.15)
                                                                   -------------- --------------
                                                                   -------------- --------------
Dilutive earnings (loss) per share                                         (4.93)          (.15)
                                                                   -------------- --------------
                                                                   -------------- --------------

                              NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NAVARRE CORPORATION
                                           (Registrant)




Date: February 12, 1999                    By  /s/ Eric H. Paulson
                                           -----------------------
                                           Eric H. Paulson
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer


Date:  February 12, 1999                   By /s/ Charles E. Cheney
                                           ------------------------
                                           Charles E. Cheney
                                           Treasurer and Secretary,
                                           Executive Vice President,
                                           and Chief Financial Officer