Form 10-Q/A
period 1998-09-30
NAVARRE CORP /MN/
filed 1999-02-16
CIK 911650

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

         The Company has amended the following:

         Consolidated balance sheets -
            September 30, 1998 and March 31, 1998
            The following lines for September 30, 1998 have been amended:
               Common stock
               Retained deficit

         Consolidated statements of operations -
            Three and six months ended September 30, 1998  and 1997
            The following lines for September 30, 1998 have been amended:
               Preferred nondetachable conversion feature and warrant valuation Net earnings (loss) applicable to common shares
               Loss per common shares:  Basic and diluted

         Notes to consolidated financial statements - September 30, 1998
            The table has been amended for September 30, 1998
            The Company has added language to Note B -
               Net Earnings (Loss) Per Share explaining the effect on its financial statements of the beneficial conversion features of its Class A Convertible Preferred Stock and Accompanying Warrants issued May 1, 1998.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                NAVARRE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  SEPTEMBER 30, 1998        MARCH 31, 1998
                                                                                  ----------------------------------------
                                                                                      (UNAUDITED)               (NOTE)

ASSETS
Current assets:
  Cash                                                                               $     19                  $     23
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,419 and $2,412, respectively                              74,234                    52,383
  Inventories                                                                          29,742                    23,188
  Note receivable, related parties                                                        307                       406
  Refundable income taxes                                                               2,265                     2,265
  Prepaid expenses and other current assets                                             1,047                       962
                                                                                  ----------------------------------------
Total current assets                                                                  107,614                    79,227

Property and equipment, net of accumulated depreciation of
  $4,074 and $3,647, respectively                                                       3,147                     2,957
Other assets:
  Goodwill                                                                              1,013                     1,174
  Other assets                                                                            247                       331
                                                                                  ----------------------------------------
Total assets                                                                         $112,021                   $83,689
                                                                                  ----------------------------------------
                                                                                  ----------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                                $38,386                   $32,445
  Current maturities of long-term debt                                                    241                       162
  Accounts payable                                                                     49,370                    45,554
  Accrued expenses                                                                        458                     1,019
                                                                                  ----------------------------------------
Total current liabilities                                                              88,455                    79,180

Long-term debt, less current maturities                                                   125                       181

Shareholders' equity:
  Preferred stock, no par value:
     Authorized shares - 10,000,000,
     Issued and outstanding shares - 349,426 and none, respectively                     4,586                     ----
  Common stock, no par value:
     Authorized shares - 50,000,000,
     Issued and outstanding shares -  13,447,880 and 7,009,170, respectively           58,481                    8,113
  Retained deficit                                                                    (39,446)                  (3,558)
  Unearned compensation                                                                  (180)                    (227)
                                                                                  ----------------------------------------
Total shareholders' equity                                                             23,441                    4,328
                                                                                  ----------------------------------------
Total liabilities and shareholders' equity                                           $112,021                  $83,689
                                                                                  ----------------------------------------
                                                                                  ----------------------------------------


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

                                NAVARRE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                              1998              1997              1998               1997
                                                         -------------------------------------------------------------------
Net sales:
   Computer software                                       $36,072            $31,822           $72,130            $58,329
   Music                                                    18,801             16,757            35,960             30,048
                                                         -------------------------------------------------------------------
                                                            54,873             48,579           108,090             88,377

Cost of sales                                               48,942             42,341            95,090             77,864
                                                         -------------------------------------------------------------------
Gross profit                                                 5,931              6,238            13,000             10,513

Operating expenses:
   Selling and promotion                                     1,735              1,284             3,344              2,555
   Distribution and warehousing                                913                632             1,767              1,295
   General and administration                                4,356              2,324             7,992              5,372
   Depreciation and amortization                               313                669               616              1,328
                                                         -------------------------------------------------------------------
                                                             7,317              4,909            13,719             10,550
                                                         -------------------------------------------------------------------

Income (loss) from operations                               (1,386)             1,329              (719)               (37)

Other income (expense):
   Interest expense                                           (811)              (656)           (1,523)            (1,215)
   Other income                                                145                128               175                164
                                                         -------------------------------------------------------------------

Income (loss) before income taxes                           (2,052)               801            (2,067)            (1,088)
Income tax (benefit) expense                                  (780)               329              (785)              (446)
Minority interest                                             (147)                47              (110)               101
                                                         -------------------------------------------------------------------

Net earnings (loss)                                        $(1,419)           $   519           $(1,392)           $  (541)
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------

Preferred nondetachable conversion feature
  and warrant valuation                                       ----               ----           (34,229)              ----
                                                         -------------------------------------------------------------------
Preferred dividend requirements                               (243)              ----              (577)              ----
                                                         -------------------------------------------------------------------
Net earnings (loss) applicable to common shares            $(1,662)           $   519           $(36,198)          $  (541)
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------

Loss per common share:
   Basic                                                   $  (.15)           $   .08           $ (4.01)           $  (.08)
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------
   Diluted                                                 $  (.15)           $   .07           $ (4.01)           $  (.08)
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------
Weighted average common and
  common equivalent shares outstanding
   Basic                                                    11,034              6,902             9,033              6,902
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------
   Diluted                                                  11,034              7,189             9,033              6,902
                                                         -------------------------------------------------------------------
                                                         -------------------------------------------------------------------

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

Preferred stock, preferred stock warrants and employee stock options are not included in the periods ending September 30, 1998 calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          1998            1997              1998         1997
                                                                    ----------------------------      ----------------------------
Numerator:
 Net earnings (loss)                                                $    (1,419)   $       519        $    (1,392)  $     (541)

  Less preferred nondetachable conversion feature
      and warrant valuation                                                ----           ----            (34,229)        ----
  Less preferred dividend requirements                                     (243)          ----               (577)        ----
                                                                    ----------------------------      ----------------------------
  Adjusted net earnings (loss) applicable to common stock           $    (1,662)   $       519        $   (36,198)  $     (541)
Denominator:

 Denominator for basic earnings per
   share--weighted-average shares                                        11,034          6,902              9,033        6,902
 Dilutive securities:
  Preferred stock                                                          ----           ----               ----         ----
  Preferred stock warrants                                                 ----           ----               ----         ----
  Employee stock options                                                   ----            287               ----         ----
 Denominator for diluted earnings
    per share--adjusted
    weighted-average shares                                              11,034          7,189              9,033         6,902
                                                                    ----------------------------      ----------------------------
Basic earnings (loss) per share                                     $      (.15)   $       .08        $     (4.01)  $      (.08)
                                                                    ----------------------------      ----------------------------
                                                                    ----------------------------      ----------------------------
Dilutive earnings (loss) per share                                  $      (.15)   $       .07        $     (4.01)  $      (.08)
                                                                    ----------------------------      ----------------------------
                                                                    ----------------------------      ----------------------------

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