Form 10-Q
period 1998-12-31
NAVARRE CORP /MN/
filed 1999-02-16
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 1998

                                       or

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

COMMON STOCK, NO PAR VALUE - 23,053,120 SHARES AS OF JANUARY 31, 1999

                               NAVARRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated balance sheets -
                  December 31, 1998 and March 31, 1998

         Consolidated statements of operations -
                  Three and nine months ended December 31, 1998 and 1997

         Consolidated statements of cash flows -
                  Nine months ended December 31, 1998 and 1997

         Notes to consolidated financial statements - December 31, 1998


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                           NAVARRE CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31, 1998    MARCH 31, 1998
                                                                                      -----------------------------
                                                                                     (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash                                                                                $      67           $      23
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,694 and $2,412, respectively                                81,404              52,383
  Inventories                                                                            39,654              23,188
  Note receivable, related parties                                                          359                 406
  Refundable income taxes                                                                    --               2,265
  Prepaid expenses and other current assets                                                 818                 962
                                                                                      -----------------------------
Total current assets                                                                    122,302              79,227

Property and equipment, net of accumulated depreciation of
  $4,633 and $3,647, respectively                                                         3,414               2,957
Other assets:
  Goodwill                                                                                  933               1,174
  Other assets                                                                              207                 331
                                                                                      -----------------------------
Total assets                                                                          $ 126,856           $  83,689
                                                                                      =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                                $  19,823           $  32,445
  Current maturities of long-term debt                                                      232                 162
  Accounts payable                                                                       65,199              45,554
  Accrued expenses                                                                        1,485               1,019
                                                                                      -----------------------------
Total current liabilities                                                                86,739              79,180

Long-term debt, less current maturities                                                     133                 181

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding shares - 7,619 and none, respectively                          100                  --
   Common stock, no par value:
      Authorized shares - 50,000,000,
      Issued and outstanding shares - 21,159,626 and 7,009,170, respectively             83,724               8,113
   Retained deficit - Note B                                                            (43,684)             (3,558)
   Unearned compensation                                                                   (156)               (227)
                                                                                      -----------------------------
Total shareholders' equity                                                               39,984               4,328
                                                                                      -----------------------------
Total liabilities and shareholders' equity                                            $ 126,856           $  83,689
                                                                                      =============================

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            DECEMBER 31,                    DECEMBER 31,
                                                        1998            1997            1998            1997
                                                     ---------------------------------------------------------
Net sales:
   Computer software                                 $  51,652       $  49,878       $ 123,782       $ 108,207
   Music                                                22,940          19,559          58,900          49,607
                                                     ---------------------------------------------------------
                                                        74,592          69,437         182,682         157,814

Cost of sales                                           65,922          61,148         161,012         139,012
                                                     ---------------------------------------------------------
Gross profit                                             8,670           8,289          21,670          18,802

Operating expenses:
   Selling and promotion                                 3,065           1,457           6,409           4,012
   Distribution and warehousing                          1,589             849           3,356           2,144
   General and administration                            5,477           3,337          13,469           8,709
   Depreciation and amortization                           639             642           1,255           1,970
                                                     ---------------------------------------------------------
                                                        10,770           6,285          24,489          16,835
                                                     ---------------------------------------------------------

Income (loss) from operations                           (2,100)          2,004          (2,819)          1,967

Other income (expense):
   Interest expense                                       (741)         (1,049)         (2,264)         (2,264)
   Other income (expense)                                  271             (63)            446             100
                                                     ---------------------------------------------------------

Income (loss) before income taxes                       (2,570)            892          (4,637)           (197)
Income tax expense (benefit)                             1,427             368             642             (78)
Minority interest                                           --              55            (110)            156
                                                     ---------------------------------------------------------

Net earnings (loss)                                  $  (3,997)      $     579       $  (5,389)      $      37
                                                     =========================================================

Preferred nondetachable conversion feature
    and warrant valuation                                   --              --         (34,229)             --
Preferred dividend requirements                            (85)             --            (662)             --
                                                     ---------------------------------------------------------
Net earnings (loss) applicable to common shares      $  (4,082)      $     579       $ (40,280)      $      37
                                                     =========================================================

Loss per common share:
   Basic                                             $    (.26)      $     .08       $   (3.55)      $     .01
                                                     =========================================================
   Diluted                                           $    (.26)      $     .08       $   (3.55)      $     .01
                                                     =========================================================
Weighted average common and
   common equivalent shares outstanding
     Basic                                              15,914           6,906          11,335           6,904
                                                     =========================================================
     Diluted                                            15,914           7,223          11,335           7,187
                                                     =========================================================

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED DECEMBER 31,
                                                               1998              1997
                                                            ---------------------------
OPERATING ACTIVITIES
Net loss                                                    $  (5,389)        $      38
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation                                            1,017               787
        Amortization of intangible assets                         238             1,084
        Amortization on unearned compensation                      71                71
        Minority interests in subsidiary                          110               (49)
        Changes in operating assets and liabilities:
            Accounts receivable                               (29,021)          (17,630)
            Inventories                                       (16,466)           (8,056)
            Prepaid expenses and other assets                     271               (18)
            Income tax receivable                               2,265                --
            Accounts payable and accrued expenses              20,001             5,489
            Income taxes payable                                   --              (135)
                                                            ---------------------------
   Net cash used in operating activities                      (26,903)          (18,419)

INVESTING ACTIVITIES
Note receivable, related parties                                   47               (15)
Purchase of equipment and leasehold improvements               (1,474)             (494)
                                                            ---------------------------
Net cash used in investing activities                          (1,427)             (509)

FINANCING ACTIVITIES
Payment on long-term debt                                        (103)             (586)
Proceeds from notes payable, bank                             152,669           136,215
Payment on notes payable, bank                               (165,291)         (117,350)
Proceeds from notes payable, other                                125                --
Proceeds from sale of subsidiary stock                             65                --
Proceeds from sale of preferred stock and warrants             18,823                --
Exercise of common stock warrants                              21,528                --
Exercise of common stock options                                1,067                10
Payment of dividends                                             (509)               --
                                                            ---------------------------
Net cash provided by financing activities                      28,374            18,289
                                                            ---------------------------

Net increase in cash                                               44              (639)
Cash at beginning of period                                        23               655
                                                            ---------------------------
Cash at end of period                                       $      67         $      16
                                                            ===========================

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiary, Net Radio Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1998. Certain balances at December 31, 1997 have been reclassified to conform to the December 31, 1998 presentation.

NOTE B - NET EARNINGS (LOSS) PER SHARE

Preferred stock, preferred stock warrants and employee stock options are not included in the periods ending December 31, 1998 calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
        (In thousands, except per share data)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        DECEMBER 31,                 DECEMBER 31,
                                                                    1998           1997          1998           1997
                                                                  -----------------------      -----------------------
Numerator:
   Net earnings (loss)                                            $ (3,997)      $    579      $ (5,389)      $     38
     Less preferred nondetachable conversion feature
          and warrant valuation                                         --             --       (34,229)            --
     Less preferred dividend requirements                              (85)            --          (662)            --
     Adjusted net earnings (loss) applicable to common stock        (4,082)      $    579       (40,280)      $     38
Denominator:
   Denominator for basic earnings per
      share--weighted-average shares                                15,914          6,906        11,335          6,904
   Dilutive securities:
      Preferred stock                                                   --             --            --             --
      Preferred stock warrants                                          --             --            --             --
      Employee stock options                                            --            317            --            283
   Denominator for diluted earnings
       per share--adjusted
       weighted-average shares                                      15,914          7,223        11,335          7,187
                                                                  -----------------------      -----------------------

Basic earnings (loss) per share                                   $   (.26)      $    .08      $  (3.55)      $    .01
                                                                  =======================      =======================
Dilutive earnings (loss) per share                                $   (.26)      $    .08      $  (3.55)      $    .01
                                                                  =======================      =======================

As previously disclosed, on May 1, 1998, the Company issued $20.0 million in Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at a price of $2.625, which was the fair market value on April 2, 1998, the date the Company had an agreement in principal with investors to proceed with the offering. In addition, for each share of Class A Convertible Preferred Stock, each purchaser received a five-year warrant to purchase five shares of Navarre common stock at $3.50 per share which was equal to one hundred and thirty-three percent (133%) of the effective conversion price of the Class A Convertible Preferred Stock into common stock. The holders of the Preferred Stock are entitled to receive cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998. The dividend can be paid in cash or if the shareholder elects, in Company common stock. With respect to the quarter ended December 31, 1998, the Company accrued an aggregate dividend of $85,008. Since holders of Preferred Shares did not elect to receive their dividend in Common Stock, the Company ultimately paid cash dividends of $85,008.

At the time the Company agreed to issue the Class A Convertible Preferred Stock and the warrants, it did not assign a separate value to the conversion feature of the Class A Convertible Preferred Stock or the warrants; rather, the amount and pricing of the securities to be issued were arrived at as a result of negotiations between the Company and third party investors. After the end of the quarter ended December 31, 1998 the Company determined its financial statements for the quarters ended June 30 and September 30, 1998 should be restated to reflect the allocation of proceeds to the beneficial conversion features of the Company's Class A Convertible Preferred Stock and accompanying warrants. Based on the Company's stock price on May 1, 1998, the date of issuance of the Class A Convertible Preferred Stock, these securities are deemed to have contained beneficial conversion features that must be recognized as a dividend paid to preferred stockholders. Revenues, expenses, net loss, total assets and total shareholders' equity are not affected by this restatement. The Company is conforming its financial statements with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ("Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature") issued March 13, 1997, and considering the Task Force's Working Group discussions and tentative conclusions reported on Issue 98-5, November 1998, which provide that any discounts resulting from an allocation of proceeds to the beneficial conversion feature and warrants are analogous to a dividend, and should be recognized as a return to the preferred stockholders over the minimum conversion period (from date securities are issued to date they are first convertible). As noted above the value of the Nondetachable Conversion Feature and accompanying warrants was $34,228,583. The Company is amending its Forms 10-Q with the Securities and Exchange Commission for the quarters ended June 30 and September 30, 1998 to reflect the restatement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       DECEMBER 31,              DECEMBER 31,
                                    1998         1997         1998         1997
                                   -------------------       -------------------
Net sales:
   Computer software                69.2%        71.8%        67.8%        68.6%
   Music                            30.8         28.2         32.2         31.4
                                   -------------------       -------------------
Total net sales                    100.0        100.0        100.0        100.0
Cost of sales                       88.4         88.1         88.1         88.1
                                   -------------------       -------------------
Gross profit                        11.6         11.9         11.9         11.9

Selling and promotion                4.1          2.1          3.5          2.5
Distribution and warehousing         2.1          1.2          1.8          1.4
General and administration           7.3          4.8          7.4          5.5
Depreciation and amortization        0.9          0.9          0.7          1.2
                                   -------------------       -------------------
Income (loss) from operations       (2.8)         2.9         (1.5)         1.2
Interest expense                    (1.0)        (1.5)        (1.2)        (1.4)
Other income                         0.4          0.1          0.2          0.1
                                   -------------------       -------------------
Net earnings (loss)                 (5.4)%        0.8%        (2.9)%        0.0%
                                   ===================       ===================

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

Net sales increased 7.5% from $69.4 million to $74.6 million for the three month period ended December 31, 1998 and 15.8% from $157.8 million to $182.7 million for the nine month period ended December 31, 1998. The gain was due to sales gains in both computer software and the music sales. Computer software sales increased by 3.6% from $49.9 million to $51.7 million for the three month period ended December 31, 1998 and by 14.4% from $108.2 million to $123.8 million for the nine month period ended December 31, 1998. The increase was primarily due to the continued strengthening and broadening of its customer base, including sales to new customers. Music sales increased by 16.8% from $19.6 million to $22.9 million during the three month period ended December 31, 1998 and by 18.8% from $49.6 million to $58.9 million for the nine month period ended December 31, 1998. The increase was primarily due to sales resulting from exclusive distribution agreements with labels having holiday oriented product.

Gross profit increased 4.8% or $380,000 from $8.3 million last fiscal year to $8.7 million for the three month period ended December 31, 1998 and increased by 15.4% or $2.9 million from $18.8 last fiscal year to $21.7 for the nine month period ended December 31, 1998. As a percentage of net sales, gross profit decreased from 11.9% last fiscal year to 11.6% for the three month period ended December 31, 1998 but remained comparable to last fiscal year at 11.9% for the nine month period ending December 31, 1998. Gross margins from computer software's net sales were $5.0 million or 9.7% as a percentage of net sales during the three month period and $11.7 million or 9.4% as a percentage of net sales for the nine month period ended December 31, 1998 compared with $5.5 million or 11.1% as a percentage of net sales during the three month period and $11.3 million or 10.4% for the nine month period last fiscal year. The fiscal 1999 gross profit for both the three and nine month period for computer software sales was in respect closer to the expectations of the normal gross margins for computer sales than the gross margins of last year. Gross margins from music sales were $3.7 million or 16.2% of music net sales for the three month period and $10.0 million or 17.0% of music sales for the nine month period ended December 31, 1998 compared with $2.8 million or 14.1% of music net sales for the three month period and $7.5 million or 15.1% for the nine month period last fiscal year. The increase in gross profit for both the three and nine month period was primarily the result of fees assessed for the processing of returns.

Selling and promotion expense increased from $1.5 million last fiscal year to $3.1 million during the three month period and from $4.0 million last fiscal year to $6.4 million during the nine month period ended December 31, 1998. As a percentage of net sales, it increased from 2.1% last fiscal year to 4.1% during the three month period and from 2.5% last fiscal year to 3.5% during the nine month period ended December 31, 1998. The higher level of expense was due to higher freight costs and substantially higher expenses associated with the Company's majority-owned subsidiary Net Radio.

Distribution and warehousing expense increased from $849,000 last fiscal year to $1.6 million during the three month period and from $2.1 million last fiscal year to $3.4 million during the nine month period ended December 31, 1998. As a percentage of net sales, it increased from 1.2% to 2.1% of net sales during the three month period and from 1.4% to 1.8% of net sales during the nine month period ended December 31, 1998. The increase was primarily the result of instituting significant upgrades in the Company's operations including the doubling of its returns processing capabilities.

General and administration expenses increased from $3.3 million last fiscal year to $5.5 million during the three month period and from $8.7 million last fiscal year to $13.5 during the nine month period ended December 31, 1998. As a percentage of net sales, it increased from 4.8% to 7.3% of net sales during the three month period and from 5.5% last fiscal year to 7.4% during the nine month period ended December 31, 1998. The higher level of expense was primarily due to expenses associated with the Company's majority-owned subsidiary Net Radio.

Income tax expense resulted from the reversing of the Company's refundable income taxes.

Interest expense decreased from $1.1 million for last fiscal year to $741,000 for the three month period but remained the same as last fiscal year at $2.3 million for the nine month period ended December 31, 1998. This decrease in the three month period resulted from substantially lower borrowings due to the additional cash received from exercising warrant holders.

The net loss was $4.0 million for the three month period and $5.4 million for the nine month period ended December 31, 1998 compared with net earnings of $579,000 for the three month period and $38,000 for the nine month period last fiscal year.

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

The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant or will become Year 2000 compliant with additional software upgrades. The Company expects to complete testing of mission critical systems by March 30, 1999 and non-mission critical systems by June 30, 1999. Implementation of program upgrades and software system changes have begun. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

To date, the Company has incurred expenditures totaling $216,000 in connection with the Company's effort to become Year 2000 compliant. At this time, the Company estimates that its additional direct costs for Year 2000 compliance will consist of costs related to Year 2000 compliance and expenditures for software in the approximate amount of $758,000.

Because the Company is still in the discovery and evaluation process of assessing its overall Year 2000 exposure, it cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity. Although the Company considers them unlikely, the Company believes that the following situations make up the Company's "most reasonably likely worst case Year 2000 scenarios": (i) disruption of a significant customer's ability to accept products or pay invoices, (ii) disruption of suppliers, (iii) disruption of the Company's internal management information systems, and (iv) disruption of the Company's external management information systems.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and most recently from the sales of equity securities. The level of borrowings has historically fluctuated significantly during the year. At December 31, 1998, the Company had net accounts receivable of $81.4 million and inventory of $39.7 million. These assets are primarily financed by accounts payable of $65.2 million and bank borrowings of $19.8 million.

For the nine month period ended December 31, 1998, net sales were $182.7 million, an increase of $24.9 million over net sales of $157.8 million during the same period last fiscal year. The Company used cash of $26.9 million in operating activities. Accounts receivable increased by $29.0 million and inventories increased by $16.5 million while accounts payable and accrued expenses increased by $20.0 million. Investing activities used $1.4 million of cash for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $28.4 million in financing activities primarily through proceeds from a private placement and exercise of options and warrants for the aggregate net consideration of $40.4 million and from net bank borrowings of $12.6 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset borrowing base.

The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements.


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

On March 5, 1998, Bank of Montreal ("Plaintiff") commenced an action in United States District Court in the Northern District of Illinois alleging, among other things, breach of contract, breach of duty to negotiate in good faith and breach of trade confirmation in connection with a proposed commercial transaction between the Company and the Plaintiff. The Plaintiff sought damages in an amount in excess of $1.0 million. On April 23, 1998, the Company submitted its Answer to the Complaint denying liability and asserting various affirmative defenses. In February 1999, the parties agreed to dismiss the lawsuit with prejudice and with no payments or other consideration by Navarre.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)  ISSUANCE OF UNREGISTERED SECURITIES

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $19.0 million, net of expense. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and is convertible into five shares of Navarre common stock at any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price of $3.50 per share. The Class A Convertible Preferred Stock has a cumulative annual dividend of ten (10%) payable quarterly beginning June 30, 1998. The Company has the right to call the warrants in certain circumstances. In connection with the private placement, the Company also granted a four year warrant to purchase 380,953 shares of Common Stock at a price of $2.625 per share to Delphi Financial Corporation, the Company's agent in the private placement. During the period from July 1, 1998 through January 31, 1998, holders of all 1,523,810 shares of the Company's Convertible Class A Preferred Stock converted their Preferred Stock into 7,619,050 shares of common stock and holders of warrants issued in May 1998 exercised their warrants for an aggregate of 7,849,165 shares and paid the Company gross proceeds of $27,096,245. The Company believes that the transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

                  Exhibit 27:  Financial data schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998

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