Form 10-K
period 1999-03-31
NAVARRE CORP /MN/
filed 1999-06-29
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                         Commission File Number 0-22982

                               NAVARRE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MINNESOTA                                41-1704319
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of June 21, 1999, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was $229,461,245 based on the last reported sale price of $9.81 on the Nasdaq Stock Market on that date.

As of June 21, 1999, the Company had outstanding 23,383,394 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, a copy of which will be filed within 120 days of March 31, 1999, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products and DVD videos. Navarre sells to major music and software retailers, wholesalers and rackjobbers. In addition, through its majority-owned subsidiary, NetRadio Corporation, Navarre owns and operates NetRadio Network, a leading audio content broadcaster on the Internet.

Navarre's operations are classified into two business segments based upon products and services provided: home entertainment products and NetRadio. The home entertainment products segment operates through two principal products, its computer software products and its music products. The only major distributor to distribute both music and software, the Company is recognized as an industry leader in the distribution of consumer software in addition to being recognized as a leader in the distribution of independent music labels and artists. The Company's product line contains over 20,000 SKU's of compact discs, cassettes, personal computer software, interactive CD-ROM software and DVD videos sold to over 500 customers with over 10,000 locations throughout the United States. The Company's broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores and
(v) book stores. During fiscal years 1997, 1998 and 1999, computer software accounted for 75.2%, 69.9% and 71.5% of net sales while sales of music products accounted for 24.8%, 30.0% and 28.4% of net sales.

NetRadio is a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. NetRadio uses audio content to generate revenues from sales of audio merchandise through its music store, CDPoint(TM), and from Internet advertising, including advertisements placed within NetRadio audio broadcasts. Net revenues from NetRadio have not been significant.

THE COMPANY'S MARKETS

HOME ENTERTAINMENT PRODUCTS

PRERECORDED MUSIC

The prerecorded music industry is a relatively new industry, which grew largely during the 1950's and throughout subsequent decades. Prior to the late 1970's, prerecorded music competed primarily with radio, television and literature for home entertainment. By the late 1970's and early 1980's, technological advances brought new forms of home entertainment including video games, video cassettes, CD's and cable television. According to the Recording Industry Association of America ("RIAA") at 1998 year-end, manufacturers saw a 12.3% increase in audio and video product shipped to domestic markets (from $12.2 billion in 1997 to $13.7 billion units in 1998) at suggested list price.

Beginning in the 1970's, a significant amount of consolidation occurred in both the production and distribution components of the prerecorded music industry. Industry sources indicate that approximately seventy-five percent (75%) of the industry's total revenue is derived from production or distribution by the five major companies through their record labels and their affiliated distribution companies. They are (i) Time-Warner and Warner/Elektra/Atlantic Corporation
(WEA); (ii) Sony Corporation and Sony Music Distribution; (iii) Thorn/EMI and EMI Music Distribution; (iv) Bertelsmann A.G. and BMG Distribution and (v) The Seagram Company, Ltd./MCA, Inc., Universal Music and Video Distribution, along with recently acquired PGD Distribution. In addition to these major labels and their distribution companies, there are a number of independent labels that produce recordings for artists and a number of independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis. These independent labels and their distributors currently represent 25% of the industry's total revenue.

Distributors perform a number of functions in the music industry. Although the major labels are generally distributed to the retail channel directly by their affiliated distribution companies, there are a number of areas where alternative distribution methods are required. These include (i) the distribution of labels other than major labels, which cover recordings by national, regional and local artists, (ii) the distribution of products to retailers that are too small to buy in quantity from the major label distribution companies, (iii) distribution channels that the major label distribution companies choose not to sell to (iv) the distribution of products as secondary suppliers filling in temporary out-of-stock conditions, (v) the distribution to retailers requiring special packaging needs, VMI and consolidation of independent labels and (vi) fulfillment for Internet retailers direct to consumers.

PERSONAL COMPUTER SOFTWARE

The personal computer software distribution channel has traditionally been more fragmented than the more mature distribution channels for pre-recorded music and video. In the last twelve months, however, considerable consolidation has occurred within the personal consumer software distribution channel as Hasbro Interactive absorbed Microprose, Mattel acquired The Learning Company, Infogrames Entertainment acquired Accolade and Gremlin, Electronic Arts acquired Westwood Studios, and Microsoft announced the formation of direct relationships with a number of key accounts. The consolidation is a migration to publishing/distribution entities with increased market power and numerous sub or affiliate labels.

According to P.C. Data, retail software revenues increased 13% in 1998 to $5.2 billion and retail price of software fell 8.9%, the largest year over year decline on record. The six categories that comprise the 1998 distributor sales for the software market are business, at 82.9% of units, the largest contributor, followed by entertainment, finance, personal productivity, education and reference. In its fiscal year ended March 31, 1999, the Company's net software sales rose by 9.4% over the previous fiscal year.

During the 1999 fiscal year, the Company dramatically expanded the number of e-commerce customers for whom it performs fulfillment and distribution services, and introduced a new business-to-business Web site that integrates on-line ordering and deployment of text and visual product information. These services include sales of both prerecorded music and personal computer software.

NETRADIO

NetRadio is a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site, www.netradio.com. NetRadio organizes its music and information content into highly targeted audio channels grouped as communities of similar interest or "COSIs". As of May 1, 1999, NetRadio had over 120 different channels organized in 14 COSIs.

NetRadio uses audio content to generate revenues from sales of audio merchandise through its music store, CDPoint(TM), and from Internet advertising, including advertisements placed within NetRadio audio broadcasts. Its interactive display, NetCompanion encourages impulse purchases by providing information about the music being played, or the products being advertised, and by linking the listener either directly to CDPoint(TM) or to NetRadio's advertisers' Web sites.

As noted below, Navarre owns approximately 85% of NetRadio and ValueVision International, Inc. owns approximately 15%. On March 3, 1999, NetRadio Corporation filed a registration statement with the Securities and Exchange Commission for the sale of its common stock to the public.

COMPETITION

The home entertainment products segment comprised of prerecorded music and personal computer software distribution industry is highly competitive. The Company's competitors include other national and regional distributors as well as certain suppliers that sell directly to retailers. Certain of these competitors have substantially greater financial and other resources than the Company. The ability of the Company to effectively compete in the future depends upon a number of factors, including its ability to (i) obtain exclusive national distribution contracts and licenses with independent labels and manufacturers,
(ii) maintain its margins and volume, (iii) expand its sales through a varied range of products and personalized services, (iv) anticipate changes in the marketplace including technological developments, and (v) maintain operating expenses at an appropriate level.

In the personal computer software industry, the Company faces competition from a number of distributors including Ingram Micro, Merisel, Inc. and Tech Data Corporation as well as from manufacturers that sell directly to retailers. In the pre-recorded music industry, the Company faces competition from the five major label distribution companies, from regional distributors and from other entities that sell directly to retailers.

The Company believes that the distribution of both personal computer software and pre-recorded music will remain highly competitive and the keys to growth and profitability will be customer service, continued focus on improvements and operating efficiencies, the ability to develop proprietary products and the ability to attract higher quality artist and software publishers. The Company also believes that over the next several years, both the personal computer software distribution industry and pre-recorded music distribution industry will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for consumer's attention and spending has proliferated. The Company expects that competition between suppliers to Web retailers will continue to intensify. With respect to recorded music and interactive CD-ROMs sales, the Company supports numerous Internet retailers, including traditional music retail chains, record labels and independents with Web sites on the Internet.

NAVARRE DEPENDS UPON A FEW SIGNIFICANT CUSTOMERS

In each of the past several years, the Company has had one or more customers that have accounted for 10% or more of the Company's net sales. During the fiscal year ended March 31, 1999, sales to three customers, CompUSA, Sam's Clubs and Best Buy, Inc., each represented more than 10% of net sales. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these customers at their current levels, and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability.

EMPLOYEES

As of May 1, 1999, the Company had 305 employees, including 100 in finance and administration, 46 in sales and marketing and 159 in distribution.

BACKLOG

Because the Company's products are shipped in response to orders, the Company does not maintain any significant backlog.

THE COMPANY'S STRATEGY AND RECENT ACQUISITIONS

The Company's goal is to distribute on an international basis in both music and interactive CD-ROMs, as well as become a leading content provider to the Internet. The Company intends to achieve this goal by (i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists and labels, (ii) increasing its exclusive personal computer software and interactive CD-ROM software product lines through distribution agreements, (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as electronic commerce ("e-commerce"), (iv) continuing to expand the sale of prerecorded music and personal computer software products together in the marketplace, (v) continuing to improve its efficiencies and technologies at its state of the art distribution center (vi) expanding its business through strategic acquisitions in areas or in businesses that complement the Company's existing businesses and (vii) utilizing the Internet to expand the appeal of its products to a broader customer base internationally.

The Company has also aggressively moved to acquire digital distribution rights from its independently distributed record labels and software publishers.

NETRADIO

On May 1, 1996 the Company entered into a stock purchase agreement with NetRadio Corporation, a Nevada corporation ("NetRadio (Nevada)"), which owned and operated NetRadio Network, an Internet-only radio network under which Navarre acquired fifty percent of the stock of NetRadio. On March 7, 1997 the Company entered into an Agreement and Plan of Reorganization with NetRadio (Nevada) under which it agreed to acquire NetRadio. Under the terms of the transaction, which closed on March 21, 1997, NetRadio (Nevada) was merged with a wholly owned subsidiary of the Company ("NetRadio"). Navarre agreed to issue 125,000 shares of its common stock to the former shareholders of NetRadio (Nevada) and agreed to issue up to an additional 2,075,000 shares of Common Stock (the "Navarre Shares"). Of the shares, 20,000 were issued at closing in exchange for certain guarantees by former shareholders of Net Radio and 105,000 were placed in an escrow account at closing. The issuance of the remaining shares was subject to NetRadio achieving specified levels of sales and profits in periods roughly corresponding to the Company's fiscal year 1998 and fiscal year 1999. No additional shares were earned. As a result of these two transactions, Navarre acquired ownership of all the issued and outstanding shares of common stock of NetRadio.

Concurrent with the Company's acquisition of NetRadio, ValueVision International, Inc. ("ValueVision") agreed to make a $3,000,000 investment in NetRadio, consisting of $1,000,000 in cash and an agreement to provide $2,000,000 worth of television advertising time in exchange for a 15% equity interest in NetRadio shares. At the time of the ValueVision investment, NetRadio determined to assign a carrying value of $1,000,000 to the $2,000,000 of advertising time. ValueVision International is an integrated electronic and print media direct marketing company that operates a television home shopping network. Under certain circumstances, ValueVision may acquire an additional amount of NetRadio securities. ValueVision also has the right to convert its shares of NetRadio stock into the Company's Common Stock in the future upon the occurrence of certain events, including insolvency of NetRadio. In the event that NetRadio has not commenced an initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company in exchange for cash or, at the option of the Company, common stock of the Company.

On March 3, 1999, NetRadio Corporation filed a registration statement with the Securities and Exchange Commission for the initial public offering of shares of its common stock. In connection with the filing, ValueVision agreed to exercise its right to purchase additional shares of NetRadio concurrent with the closing of the NetRadio initial public offering.

VELVEL

On August 28, 1996, the Company entered into a Unit Purchase Agreement and Operating Agreement (the "Velvel Agreement") with Velvel Musical Industries, Inc. Under the terms of the Velvel Agreement, Velvel Musical Industries, Inc. agreed to form Velvel Records LLC, a Delaware limited liability company ("Velvel Records") and contribute certain of its assets to Velvel Records. The Company agreed to make a $10.0 million investment in Velvel Records. Of this amount, the Company made an investment of $5.0 million in Velvel Records on November 15, 1996 and agreed to make an additional investment of $5.0 million in Velvel Records on or before April 10, 1997. In connection with its investment, the Company received the right for a period of five years to distribute substantially all of the Velvel Records products within the United States. In November 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancellation of the remaining balance on the Promissory Note from the Company to Velvel. During May 1999, Navarre's 15% interest in Velvel was sold to Koch Entertainment LLC for $47,500.

FORWARD LOOKING STATEMENTS

Certain information in this Form 10-K contains forward-looking statements related to the Company's strategic expectations with respect to future performance. While Navarre's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

NAVARRE IS DEPENDENT UPON ITS MANAGEMENT TEAM

Eric H. Paulson, the Company's President and Chief Executive Officer, and Charles E. Cheney, its Executive Vice President and Chief Financial Officer, have been with the Company since its inception in 1983 and since 1985, respectively. Although the Company has invested a substantial amount of time and effort in developing its total management team, the loss of either Mr. Paulson or Mr. Cheney could have a materially adverse effect upon the Company. The Company carries "key person" insurance on the life of Mr. Paulson in the amount of $1.0 million, one-half of which is pledged to cover any existing indebtedness to the bank.

NAVARRE'S BUSINESS CAN BE SEASONAL

Much of the Company's business is seasonal in nature with a higher percentage of sales during the second half of the calendar year. As a distributor of products ultimately sold at retail, the Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 70% of the Company's sales and a substantial portion of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods. Because of this seasonality, if the Company experiences a weak holiday season, it could significantly affect the Company's profitability for the entire year.

NAVARRE'S INDUSTRY TYPICALLY EXPERIENCES LOW INDUSTRY MARGINS

Competition in the prerecorded music and personal computer software distribution industries is often based on price, and distributors such as the Company generally experience low gross and operating margins. Consequently, the Company's profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in the Company's gross profit margins could affect the Company's ability to maintain profitability.

NAVARRE DEPENDS UPON BANK BORROWINGS TO SUPPORT ITS BUSINESS

The Company has relied upon bank borrowings to finance its expansion, primarily for inventory and accounts receivable financing and currently has a $45.0 million credit facility in place. The Company believes that it may be necessary for it to acquire additional bank financing in the future depending upon the growth of its business and the possible financing of acquisitions. If the Company were unable to obtain additional bank financing, its future growth and profitability would be adversely affected. Under the terms of the Company's credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

NAVARRE MAY HAVE ADDITIONAL SIGNIFICANT WORKING CAPITAL NEEDS

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

DEPENDENCE UPON SOFTWARE DEVELOPERS AND MANUFACTURERS

The Company distributes interactive CD-ROM software pursuant to distribution agreements with software developers and manufacturers. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying software. There can be no assurance that the Company will sign such developers and manufacturers to distribution agreements or that it will be able to sell software under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or those current agreements will not be terminated.

NAVARRE DEPENDS UPON RECORDING ARTISTS

Portions of the sales of the Company's Music Products Division are made pursuant to exclusive distribution agreements. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying recordings. In addition, the Company is dependent upon these artists and labels to generate additional quality recordings. In order to procure future marketing agreements, the Company regularly reviews artists. There are no assurances that the Company will sign such artists to distribution agreements or that it will be able to sell recordings under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or that current agreements will not be terminated.

RETURNS AND INVENTORY OBSOLESCENCE POSE RISKS TO NAVARRE

The Company maintains a significant investment in product inventory and, like other companies in this industry, experiences a relatively high level of product returns as a percentage of revenues. The Company's agreements with its suppliers generally permit the Company to return products that are in the suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier could cause a significant decline in the value and marketability of its products, and could make it difficult for the Company to return products to such a supplier and recover its initial product acquisition costs. Such an event could have a materially adverse effect upon the Company's business and financial results. The Company maintains a sales return reserve based on its trailing twelve months experience of sales returns by product line and small inventory obsolescence reserve. The Company has historically experienced an actual return rate range of 15% to 23%, depending upon the product, which the Company believes is in line with the industry practice. Although the Company's past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves are adequate or will be adequate in the future. The Company also takes a portion of its product offerings on consignment in order to lessen its exposure to this risk.

TECHNOLOGY DEVELOPMENTS MAY ADVERSELY AFFECT DISTRIBUTION

Prerecorded music and personal computer software have traditionally been marketed and delivered on a physical delivery basis. Traditionally all the Company's revenues have been generated from sales to retail and wholesale channels. If in the future these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home, through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. As physical and electronic distribution grows exponentially through Internet resellers, competition between suppliers to such resellers will intensify. Navarre has developed a significant number of supplier relationships with major electronic retailers resulting in significant growth in fulfil1ment of software, music and video products. The company anticipates that this will represent a rapidly increasing share of overall sales. The Company is also developing relationships to facilitate electronic distribution of software and music content as industry standards become established.

WHOLESALERS AND RETAILERS MAY CHANGE THEIR METHODS OF DISTRIBUTION

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

NAVARRE'S MAJORITY-OWNED SUBSIDIARY NETRADIO

In March 1997, the Company, which had an equity interest in NetRadio, completed an acquisition of all of the outstanding stock of NetRadio in an effort to increase its presence in the marketplace as a content provider on the Internet, and to become a publisher and distributor on an international basis in both music and interactive CD-ROM. Navarre currently owns eighty-five percent (85%) of the outstanding shares of NetRadio Corporation. NetRadio owns and operates the NetRadio Network, an Internet-only radio network. NetRadio has operated at a loss since the Company acquired it, and Navarre has continued to supply NetRadio's working capital needs. Although NetRadio has filed a registration statement with the Securities and Exchange Commission for an initial public offering there can no assurance that it will successfully complete the offering. If NetRadio is unable to successfully complete its initial public offering and is unable to obtain financing from third parties, Navarre may be required to continue to fund NetRadio working capital needs. In addition, there can be no assurance that NetRadio will ever achieved future printability and there can be no assurance that Navarre will be able to recoup its investment in NetRadio.

POSSIBLE VOLATILITY OF STOCK PRICE

The stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. In addition, the market price of the Company's common stock has fluctuated significantly since April 1996. The Company believes that factors such as indications of the market's acceptance of the Company's products and failure to meet market expectations, as well as general volatility in the securities markets, could cause the market price of Navarre's common stock to fluctuate substantially.

ITEM 2.     PROPERTIES

On March 12, 1998, the Company entered into a new operating lease agreement for its principal facilities in suburban Minneapolis. The prior operating lease was with a partnership whose two partners are major shareholders and officers of the Company. Under the new lease, the Company leases approximately 86,500 square feet of office and warehouse space. The lease expires in 2013 and provides for monthly payments of $38,750 over the lease term, with a 2.5% increase every 30 months. In addition, the Company is responsible for taxes and all operating costs associated with building.

On May 1, 1999, the Company entered into an operating lease agreement for a second facility in suburban Minneapolis. The Company leases approximately 74,000 square feet of office and warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $32,640 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any pending matters will not have a material adverse effect on its financial position or results of operation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 1999.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
            MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol NAVR. The following table below presents the range of high and low trading sale prices for the Company's stock for each period indicated as reported by Nasdaq.

                 Quarter                                  High             Low
Fiscal 1999
                 First                                  $ 12.75          $ 2.38
                 Second                                   11.13            2.82
                 Third                                    27.00            2.19
                 Fourth                                   21.94           10.00
Fiscal 1998
                 First                                  $  3.38          $ 2.25
                 Second                                    4.13            2.00
                 Third                                     5.25            2.00
                 Fourth                                    3.13            2.00

At June 9, 1999, the Company had approximately 23,400 shareholders of record. The Company has not paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20.0 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at $3.50 per share. The Class A Convertible Preferred Stock had a cumulative annual dividend of 10% per annum payable quarterly, beginning on June 30, 1998. In connection with the private placement, the Company also granted a four year warrant to purchase 380,953 shares of common stock at a price of $2.625 per share to Delphi Financial Corporation, the Company's agent in the private placement, and paid Delphi selling commissions of five percent of the gross proceeds from the sale of the Class A Convertible Preferred Stock.

During the period from July 1, 1998 through March 31, 1999, holders of all 1,523,810 shares of the Company's Class A Convertible Preferred Stock converted their Preferred Stock into 7,619,050 shares of common stock and holders of warrants issued May 1998 exercised their warrants for an aggregate of 7,913,815 shares and paid the Company gross proceeds of $27,348,500. The Company believes that the transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D.

ITEM 6.     SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                     YEARS ENDED MARCH 31,
                                                 1999          1998          1997          1996         1995
                                              -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                     $ 210,386     $ 196,648     $ 200,697     $ 158,354     $ 119,498

Gross profit                                      8,762        24,993        23,282        19,851        15,452

Income (loss) from operations                   (25,572)        1,458        (3,703)        3,889         3,461

Interest expense                                 (2,543)       (3,108)       (2,110)       (1,521)         (753)
Income taxes (benefit)                               --          (470)         (527)          917         1,061
Equity earnings (loss) in NetRadio
  Corporation                                        --            --          (719)           --            --
Net income (loss)                             $ (27,670)    $    (974)    $  (6,189)    $   1,319     $   1,607


Earnings (loss) per basic and diluted
  share(1)                                    $   (4.41)    $    (.14)    $    (.92)    $     .20     $     .26
Diluted weighted average common
  shares outstanding(2)                          14,179         6,921         6,692         6,458         6,283

BALANCE SHEET DATA:
    Total assets                              $  79,480     $  83,689     $  78,397     $  60,108     $  45,705
    Short-term borrowings                           422        32,607        25,892        21,115         9,639
    Long-term debt                                  114           181           315            --           445
    Shareholders' equity                         25,164         4,328         5,099         9,648         8,215

(1) See Note 1 of Notes to Financial Statements for the computation of basic and diluted (loss) per share.

(2) Adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend distributed June 21, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                            1999         1998        1997
                                         -----------------------------------

        Net sales:
             Computer software              71.5%        69.9%       75.2%
             Music                          28.4         30.0        24.8
                                         -----------------------------------
           Home entertainment products      99.9         99.9       100.0
           NetRadio                           .1           .1         --
                                         -----------------------------------
        Total net sales                    100.0        100.0       100.0
        Cost of sales                       95.8         87.3        88.4
                                         -----------------------------------
        Gross profit                         4.2         12.7        11.6
        Selling and marketing                4.1          2.9         2.8
        Distribution and warehousing         2.2          1.5         1.3
        General and administration           9.0          6.3         6.4
        Depreciation and amortization        0.9          1.2         2.9
                                         -----------------------------------
        Income (loss) from operations      (12.0)         0.7        (1.8)
        Interest expense                     1.2          1.6         1.1
                                         -----------------------------------

        Net (loss)                         (13.2)        (0.5)       (3.1)
                                         ===================================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. See "Business - Forward Looking Statements" in Item 1 of the Form 10-K.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales of home entertainment products increased 6.9% from $196.4 million in fiscal 1998 to $210.0 million in fiscal 1999. Computer software sales increased as a percent of total Company sales from 69.9% of net sales in fiscal 1998 to 71.5% of net sales in fiscal 1999. Music sales, which yield higher margins, decreased as a percent of total Company sales from 30.0% of net sales for fiscal 1998 to 28.4% of net sales in fiscal 1999. Computer software sales increased by 9.4% from $137.5 million in fiscal 1998 to $150.4 million in fiscal 1999. The increase was primarily due to a higher level of sales to both existing customers as well as to new customers. Music sales increased 1.2% from $58.9 million in fiscal 1998 to $59.6 million in fiscal 1999. The increase was primarily due to the addition of several higher quality labels. Price increases did not materially contribute to the increase in net sales.

Gross profit of home entertainment products decreased $16.3 million or 65.7% from $24.8 million in fiscal 1998 to $8.5 million in fiscal 1999. As a percentage of net sales, gross profit decreased from 12.6% in fiscal 1998 to 4.1% in fiscal 1999. The gross profit from computer software sales was $10.0 million or 6.6% of computer software net sales in fiscal 1999 compared with $16.4 million or 11.9% of computer software net sales in fiscal 1998. The decrease in gross margin in computer sales was primarily due to a one-time, non-cash adjustment to inventory and the write-off of accounts payable debit balances of several financially distressed vendors. The gross margin from music sales was $(1.5) million or (2.5%) of music net sales in fiscal 1999 compared with $8.4 million or 14.3% of music net sales in fiscal 1998. The decrease in gross margin in music sales was primarily due to the write-off of accounts payable debit balances of several financially distressed vendors.

Selling and marketing expenses of home entertainment products increased from $5.5 million in fiscal 1998 to $7.6 in fiscal 1999 and increased as a percentage of sales from 2.8% in fiscal 1998 to 3.6% in fiscal 1999. The increase resulted primarily from higher freight costs. NetRadio's selling and marketing increased from $221,000 in fiscal 1998 to $1.1 million in fiscal 1999. The increase in sales and marketing expenses was primarily due to the growth in NetRadio's sales force and marketing staff and the usage of $150,000 in advertising contributed by ValueVision.

Distribution and warehousing expenses increased from $2.9 million in 1998 to $4.7 million in 1999 and increased as a percentage of sales from 1.5% in 1998 to 2.2% in 1999. This increase was primarily due to the expenses associated with the improved returns processing system.

General and administrative expenses of home entertainment products increased from $10.7 million in fiscal 1998 to $14.7 million in fiscal 1999. As a percentage of sales, they increased from 5.5% in fiscal 1998 to 7.0% in fiscal 1999. The higher expenses were primarily due to the growth of the Company and legal expenses associated with the financially distressed vendors. NetRadio's general and administrative expenses increased from $1.7 million in fiscal 1998 to $4.3 million in fiscal 1999. The increase in general and administrative expense reflects the costs associated with adding key personnel and building infrastructure for NetRadio and $880,000 in compensation expense as a result of the issuance of stock options to employees and directors with exercise prices below the estimated fair market value of their common stock on the date of grant.

Depreciation and amortization decreased from $2.4 million in fiscal 1998 to $2.0 million in fiscal 1999. In November 1997, the Company terminated its distribution agreement with Velvel and wrote off its remaining investment.

The net operating loss for the home entertainment products was $20.1 million for fiscal 1999 compared to a profit of $3.6 million for fiscal 1998. The net operating loss for NetRadio was $5.5 million for fiscal 1999 compared to $2.1 million for fiscal 1998.

Interest expense decreased from $3.1 million for fiscal 1998 to $2.5 million for fiscal 1999. This decrease resulted from substantially lower borrowings due to the Company's issuance of its Class A Convertible Preferred Stock in a private placement and those purchasers exercising the five-year warrants attached to those shares.

The consolidated net loss for the Company was $27.7 million for fiscal 1999 compared to a loss of $974,000 for fiscal 1998.

The Company's effective tax rate decreased to zero for fiscal 1999 as a result of the operating loss.

The Company's basic and diluted loss per share for the twelve months ended March 31, 1999 included a $34,229,000 charge associated with the non-detachable conversion feature included in the preferred stock and the accompanying warrants issued May 1, 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales of home entertainment products decreased 2.0% from $200.7 million in fiscal 1997 to $196.4 million in fiscal 1998. Computer software sales decreased as a percent of total Company sales from 75.2% of net sales in fiscal 1997 to 69.9% of net sales in fiscal 1998. Music sales, which yield higher margins, increased as a percent of total Company sales from 24.8% of net sales for fiscal 1997 to 30.0% of net sales in fiscal 1998. Computer software sales decreased by 8.8% from $150.9 million in fiscal 1997 to $137.5 million in fiscal 1998. The decrease was primarily a result of several major publishers shifting to direct shipments to retailers and the limitations of the Company's working capital caused by the difficulties of certain retailers. Music sales increased 18.3% from $49.8 million in fiscal 1997 to $58.9 million in fiscal 1998. Music sales increased primarily due to the restructuring of the music label base with the addition of several higher quality labels. Price increases did not materially contribute to the increase in music net sales.

Gross profit of home entertainment products increased $1.5 million or 6.4% from $23.3 million in fiscal 1997 to $24.8 million in fiscal 1998. As a percentage of net sales, gross profit increased from 11.6% in fiscal 1997 to 12.6% in fiscal 1998. Overall gross margins increased due to the increase in the computer software gross profit and the increase in music sales which produce higher margins than software sales. The gross profit from computer software sales was $16.4 million or 11.9% of computer software net sales in fiscal 1998 compared with $13.6 million or 9.0% of computer software net sales in fiscal 1997. This increase in the gross margin percent of computer software sales was primarily due to strategic decisions with regard to our computer software suppliers. The gross margin from music sales was $8.4 million or 14.3% of music net sales in fiscal 1998 compared with $9.7 million or 19.5% of music net sales in fiscal 1997.

Selling and marketing expenses of home entertainment products decreased from $5.7 million in fiscal 1997 to $5.5 million in fiscal 1998 and as a percentage of sales remained the same at 2.8% for both fiscal 1997 and fiscal 1998. NetRadio's selling and marketing expenses increased to $221,000 in fiscal 1998.

Distribution and warehousing expenses of home entertainment products increased from $2.7 million in 1997 to $2.9 million in 1998 and also increased as a percentage of sales from 1.3% in 1997 to 1.5% in 1998. This increase was primarily due to the value-added services provided to customers, which allowed the Company to increase margins.

General and administrative expenses of home entertainment products decreased from $12.7 million in fiscal 1997 to $10.7 million in fiscal 1998. As a percentage of sales they decreased slightly from 6.3% in fiscal 1997 to 5.5% in fiscal 1998 reflecting the lower net sales. NetRadio's general and administrative expenses rose from $96,000 in fiscal 1997 to $1.7 million in fiscal 1998 due to the growth of their company.

Amortization and writedown of intangible assets decreased from $5.8 million in fiscal 1997 to $2.4 million in fiscal 1998. In fiscal 1997, the Company wrote down the value of its interest in Velvel by $3.8 million. In November 1997, the Company terminated its distribution agreement with Velvel and wrote off its remaining investment. Both writedowns were attributed in part to the Company's former relationship with Velvel Records.

Interest expense increased from $2.1 million for fiscal 1997 to $3.1 million for fiscal 1998. This increase resulted from higher borrowings to support the Company's accounts receivable and inventory levels.

The consolidated net loss was $974,000 for fiscal 1998 compared to a loss of $6.2 million for fiscal 1997. The net loss for fiscal 1998 was primarily due to the Company's $1.6 million loss in Net Radio.

The Company's effective tax rate increased from 8.8% in fiscal 1997 to 28.0 % for fiscal 1998 as a result of the $1.8 million valuation allowance against deferred tax assets related to the write down and amortization of Velvel's distribution rights.

YEAR 2000

The Company has been evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company established a Year 2000 team working with every operational area throughout the Company, and this team worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all internal information systems and other systems that contain micro-controllers that may be affected by the Year 2000 date change; (ii) implementing a Year 2000 Assessment and Testing Plan for all Company products, (iii) communicating with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iv) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant. The Company engaged in an ongoing process to test, reprogram, update or replace all computer system non-compliant hardware and software and non-computer system related non-compliant office and warehouse systems and equipment. The Company has completed testing of mission critical systems and expects to complete testing of non-mission critical systems by June 30, 1999. Implementation of software upgrades and replacement of non-compliant hardware is substantially completed. The Company also completed the upgrade of the warehouse systems and Electronic Data Interchange (EDI) systems and is listed as being compliant by the National Retail Federation. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

To date, the Company has incurred expenditures totaling $216,000 in connection with the Company's effort to become Year 2000 compliant. At this time, the Company estimates that its additional costs for Year 2000 compliance will consist of costs related to Year 2000 compliance and expenditures for software in the approximate amount of $350,000.

While the Company cannot at this time state with certainty that the Year 2000 issues will not have a material adverse impact on its financial condition, results of operations and liquidity, the Company considers it unlikely. The Company believes that the following situations make up the Company's "most reasonably likely worst case Year 2000 scenarios": (i) disruption of a significant customer's ability to accept products or pay invoices, (ii) disruption of suppliers, (iii) disruption of the Company's internal management information systems, and (iv) disruption of the Company's external management information systems.

While the Company recognized the need for contingency planning, it has not yet developed any specific contingency plans for potential Year 2000 disruptions. The Company does anticipate developing contingency plans for its most critical areas, but details of such plans will depend on the Company's final assessment of the problems of customers and suppliers as well as the evaluation and success of its remediation efforts.

MARKET RISK

The Company is subject to interest rate risk. A 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At March 31, 1999, the Company had net accounts receivable of $43.5 million and inventory of $29.2 million and had accounts payable of $51.8 million and bank borrowings of $329,000 to finance these assets.

For the fiscal year ended March 31, 1999, net sales were $210.4 million, an increase of $13.7 million over 1998 fiscal year net sales of $196.7 million. The Company had a net loss of $27.7 million during this period. The Company used cash of $13.4 million in operating activities. During the period, accounts receivable decreased by $8.9 million. This change was offset by an increase in inventories of $6.0 million. Accounts payable increased by $7.2 million. Investing activities used $1.9 million of cash, including $2.0 million for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $15.3 million in financing activities during the period primarily through proceeds from a private placement and exercise of options and warrants for the aggregate net consideration of $46.9 million and made bank payments of $32.1 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base.

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $19.0 million, net of expenses. Each share of Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock. For each share of Class A Convertible Preferred Stock, each purchaser received a warrant to purchase five shares of Navarre common stock at $3.50 per share. Under the terms of the Class A Convertible Preferred Stock, the Company was required to pay cumulative dividends of 10% per annum payable quarterly, beginning on June 30, 1998. During the year ended March 31, 1999, the Company paid cash and stock dividends of $594,000 and $68,000, respectively.

During the year ended March 31, 1999, holders of all 1,523,810 shares of the Company's Class A Convertible Preferred Stock converted their Preferred Stock into 7,619,050 shares of common stock and holders of warrants issued May 1998 exercised their warrants for an aggregate of 7,913,815 shares and paid the Company gross proceeds of $27,348,500. The Company used the proceeds of the offering for working capital purposes, including payment of amounts due under its credit facility.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements over the next twelve months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in Item 7 of this Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 9, 1999 (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report

        (1)     Financial Statements. The following financial statements of the
                        Company are set forth at the end of this document.

                Report of Independent Auditors
                Consolidated Balance Sheets as of March 31, 1999 and 1998 Consolidated Statements of Operations for each of the three years in the period ended March 31, 1999
                Consolidated Statement of Shareholders' Equity as of March 31,
                        1999
                Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1999
                Notes to Consolidated Financial Statements

        (2)     Financial Statement Schedule for each of the three years in the period ended March 31, 1999

                Schedule II - Valuation and Qualifying Accounts and Reserves Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.

        (3)     Exhibits
                  *     Indicates compensatory agreement.
                3.1     Articles of Incorporation.
                3.2     Bylaws, incorporated herein by reference from Exhibit
                                3.2 to Form S-1, Registration Number 33-68392.
                10.1    *Employment Agreement, dated October 1, 1996, between
                                the Company and Eric H. Paulson, incorporated herein by reference from Exhibit 10.1 to Form 10-K for year ended March 31, 1997.
                10.2    *Employment Agreement, dated October 1, 1996, between
                                the Company and Charles E. Cheney, incorporated herein by reference from Exhibit 10.2 to Form 10-K for year ended March 31, 1997.
                10.3    1992 Stock Option Plan, amended and restated,
                                incorporated herein by reference from Exhibit
                                10.3 to the Company's Form 10-Q for the quarter ended December 31, 1996.
                10.4    Form of Individual Stock Option Agreement under 1992
                                Stock Option Plan, from Exhibit 10.4 to Form
                                S-1.
                10.5    Form of Termination Agreement for Executives of the
                                Company, incorporated herein by reference from
                                Exhibit 10.6 to Form 10-K for year ended March 31, 1996.
                10.6    Lease dated March 12, 1998 between Navarre Corporation
                                and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN.
                10.7    Lease dated May 1, 1999 between Navarre Corporation and
                                Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN
                10.8    Loan and Security Agreement between Congress Financial
                                Corporation and Navarre Corporation, dated June 12, 1997, incorporated herein by reference from
                                Exhibit 10.13 to Form 10-K for year ended March 31, 1997.

                10.8.1  Amendment No.1 to Loan Documents, dated September 19,
                                1997, incorporated herein by reference from
                                Exhibit 10.11.1 to Form 10-K for year ended
                                March 31, 1998.
                10.8.2  Amendment No.2 to Loan Documents, dated October 29,
                                1997, incorporated herein by reference from
                                Exhibit 10.11.2 to Form 10-K for year ended
                                March 31, 1998.
                10.8.3  Amendment No.3 to Loan Documents, dated May 1, 1998, incorporated herein by reference from Exhibit
                                10.11.3 to Form 10-K for year ended March 31, 1998.
                10.9    Agreement and Plan of Reorganization dated March 7, 1997
                                by and among NetRadio Corporation, a Nevada
                                corporation, Navarre Corporation and NetRadio Corporation, a Minnesota Corporation, incorporated herein by reference from Exhibit
                                10.14 to Form 10-K for year ended March 31,
                                1997.
                10.10   Stock Purchase Agreement dated as of March 7, 1997, by
                                and among ValueVision International, Inc.
                                NetRadio Corporation (Minnesota), Navarre
                                Corporation, and NetRadio Corporation
                                (Delaware), incorporated herein by reference
                                from Exhibit 10.18 to Form 10-K for year ended March 31, 1997.
                10.11   Conversion Agreement dated March 20, 1997 by and between
                                ValueVision International, Inc. and Navarre
                                Corporation), incorporated herein by reference from Exhibit 10.18 to Form 10-K for year ended March 31, 1997.
                10.12   Form of Warrant dated May 1, 1998 issued to Delphi
                                Financial Corporation.
                10.13   Form of Warrant dated May 1, 1998 issued to investors in
                                connection with the Company's May 1, 1998
                                private placement of Class A Convertible
                                Preferred Stock, incorporated by reference to
                                Exhibit 4 to Form 8-K dated May 1, 1998.
                21      List of Subsidiaries.
                23.1    Consent of Ernst & Young LLP.
                27.1    Financial Data Schedule.

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1999

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAVARRE CORPORATION
                                        (Registrant)


June 29, 1999                           By /s/ Eric H. Paulson
                                           -------------------------------------

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

Signature                     Title                                Date
---------                     -----                                ----

/s/ Eric H. Paulson           Chairman of the Board, President     June 29, 1999
----------------------------  and Chief Executive Officer
     Eric H. Paulson

/s/ Charles E. Cheney         Director, Treasurer and Secretary,   June 29, 1999
----------------------------  Executive Vice President and
    Charles E. Cheney         Chief Financial Officer


/s/ Dickinson G. Wiltz        Director                             June 29, 1999
----------------------------
    Dickinson G. Wiltz

/s/ James G. Sippl            Director                             June 29, 1999
----------------------------
    James G. Sippl

/s/ Michael L. Snow           Director                             June 29, 1999
----------------------------
    Michael L. Snow

/s/ Alfred Teo                Director                             June 29, 1999
----------------------------
    Alfred Teo

                         Report of Independent Auditors


The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audit also included the financial statement schedule for the year ended March 31, 1999 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota
April 30, 1999

                               Navarre Corporation

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                        MARCH 31
                                                                                   1999         1998
                                                                              ---------------------------
ASSETS
Current assets:
    Cash                                                                        $      92     $      23
    Accounts receivable, less allowance for doubtful accounts
        and sales returns of $3,810 in 1999 and $2,412 in 1998                     43,465        52,383
    Inventories                                                                    29,223        23,188
    Notes receivable, related parties                                                 221           406
    Refundable income taxes                                                           613         2,265
    Prepaid expenses and other current assets                                         908           962
                                                                              ---------------------------
Total current assets                                                               74,522        79,227


Property and equipment, net of accumulated depreciation of $5,251 and
    $3,647, respectively                                                            3,361         2,957

Other assets:
    Goodwill                                                                          853         1,174
    Other assets                                                                      744           331
                                                                              ---------------------------
Total assets                                                                    $  79,480     $  83,689
                                                                              ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                        $     329     $  32,445
    Current portion of long-term debt                                                  93           162
    Accounts payable                                                               51,831        45,554
    Accrued expenses                                                                1,949         1,019
                                                                              ---------------------------
Total current liabilities                                                          54,202        79,180

Long-term debt, less current maturities                                               114           181

Shareholders' equity:
    Preferred stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - None                                             --            --
    Common stock, no par value:
      Authorized shares - 50,000,000
      Issued and outstanding shares - 23,344,046 and 7,009,170, respectively       91,415         8,113
    Retained deficit                                                              (66,119)       (3,558)
    Unearned compensation                                                            (132)         (227)
                                                                              ---------------------------
Total shareholders' equity                                                         25,164         4,328
                                                                              ---------------------------
Total liabilities and shareholders' equity                                      $  79,480     $  83,689
                                                                              ===========================

SEE ACCOMPANYING NOTES.

                               Navarre Corporation

                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                YEAR ENDED MARCH 31
                                                        1999           1998           1997
                                                  --------------------------------------------
Net sales:                                          $  210,386     $  196,648     $  200,697
Cost of sales                                          201,624        171,655        177,415
                                                  --------------------------------------------

Gross profit                                             8,762         24,993         23,282

Operating expenses:
    Selling and marketing                                8,675          5,716          5,669
    Distribution and warehousing                         4,712          2,936          2,697
    General and administrative                          18,994         12,445         12,793
    Depreciation and amortization                        1,953          2,438          5,826
                                                  --------------------------------------------
                                                        34,334         23,535         26,985
                                                  --------------------------------------------

(Loss) income from operations                          (25,572)         1,458         (3,703)

Other expense:
    Interest expense                                    (2,543)        (3,108)        (2,110)
    Other income (expense)                                 445            (10)          (184)
                                                  --------------------------------------------
Loss before income taxes and equity
    in loss of NetRadio Corporation                    (27,670)        (1,660)        (5,997)

Income tax benefit                                          --           (470)          (527)
Minority interest in subsidiary                             --           (216)            --
Equity in loss of NetRadio Corporation                      --             --           (719)
                                                  --------------------------------------------
Net loss                                            $  (27,670)    $     (974)    $   (6,189)
                                                  ============================================

Net loss available to common shareholders           $  (62,561)    $     (974)    $   (6,189)
                                                  ============================================

Basic and diluted loss per share                    $    (4.41)    $     (.14)    $     (.92)

Basic and diluted weighted average common shares
    outstanding                                         14,179          6,921          6,692

SEE ACCOMPANYING NOTES.

                               Navarre Corporation

                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except share amounts)

                                                    PREFERRED                   COMMON                    RETAINED
                                                     SHARES       PREFERRED     SHARES        COMMON      EARNINGS       UNEARNED
                                                     ISSUED         STOCK       ISSUED        STOCK       (DEFICIT)    COMPENSATION
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 1996                                  --    $       --    6,328,946    $    6,460    $    3,605    $     (417)
    Shares issued in acquisitions                          --            --      475,000         1,359            --            --
    Shares issued upon exercise of stock options           --            --       98,302           186            --            --
    Net loss                                               --            --           --            --        (6,189)           --
    Amortization of unearned compensation                  --            --           --            --            --            95
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 1997                                  --    $       --    6,902,248    $    8,005    $   (2,584)   $     (322)
    Shares issued upon exercise of stock options           --            --      106,922           108            --            --
    Net loss                                               --            --           --            --          (974)           --
    Amortization of unearned compensation                  --            --           --            --            --            95
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 1998                                  --    $       --    7,009,170    $    8,113    $   (3,558)   $     (227)
    Preferred shares issued in private placement    1,523,810        18,821           --            --            --            --
    Preferred share conversions, net of fees       (1,523,810)      (18,821)   7,619,050        18,821            --            --
    Value of preferred stock conversion feature            --            --           --        34,229       (34,229)           --
    Shares issued upon exercise of stock warrants          --            --    8,093,815        28,050            --            --
    Shares issued upon exercise of stock options           --            --      611,568         1,216            --            --
    Dividends paid                                         --            --           --            --          (594)           --
    Dividends issued in the form of shares                 --            --       10,443            40           (68)           --
    NetRadio stock option valuation adjustment             --            --           --           880            --            --
    NetRadio shares issued                                 --            --           --            66            --            --
    Net loss                                               --            --           --            --       (27,670)           --
    Amortization of unearned compensation                  --            --           --            --            --            95
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 1999                                  --    $       --   23,344,046    $   91,415    $  (66,119)   $     (132)
                                                  ==================================================================================

SEE ACCOMPANYING NOTES.

                               Navarre Corporation

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                  YEARS ENDED MARCH 31
                                                                           1999           1998           1997
                                                                     --------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $  (27,670)    $     (974)    $   (6,189)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation                                                          1,635          1,090            871
      Amortization and writedown of intangible assets                         321          1,348          4,955
      Amortization of unearned compensation                                    95             95             95
      Equity in loss of NetRadio Corporation                                   --             --            719
      Minority interest in subsidiary                                          --           (216)            --
      NetRadio stock valuation adjustment                                     880             --             --
      Changes in operating assets and liabilities:
         Accounts receivable                                                8,918         (5,220)        (6,114)
         Inventories                                                       (6,035)        (6,379)        (2,038)
         Prepaid expenses and other assets                                   (359)         1,942           (737)
         Refundable income taxes                                            1,652         (2,265)            --
         Accounts payable and accrued expenses                              7,178           (166)        16,589
         Income taxes payable                                                  --           (135)          (174)
                                                                     --------------------------------------------
Net cash (used in) provided by operating activities                       (13,385)       (10,880)         7,977

INVESTING ACTIVITIES
Notes receivable, related parties                                             185           (192)          (214)
Acquisition of businesses, net of cash received                                --             --           (552)
Payment for Velvel distribution rights                                         --             --         (5,000)
Purchases of equipment and leasehold improvements                          (2,039)          (748)          (870)
                                                                     --------------------------------------------
Net cash used in investing activities                                      (1,854)          (940)        (6,636)

FINANCING ACTIVITIES
Payments on long-term debt                                                   (135)          (614)          (511)
Proceeds from note payable, bank                                          197,230        176,925        170,717
Payments on note payable, bank                                           (229,346)      (165,231)      (171,082)
Proceeds from sale of common stock                                             --             --            186
Proceeds from sale of subsidiary stock                                         66             --             --
Proceeds from sale of preferred stock and warrants                         18,821             --             --
Proceeds from exercise of common stock warrants                            28,050             --             --
Payment of dividends on Class A stock                                        (594)            --             --
Proceeds from exercise of common stock options                              1,216            108             --
                                                                     --------------------------------------------
Net cash provided by (used in) financing activities                        15,308         11,188           (690)
                                                                     --------------------------------------------

Net increase/(decrease) in cash                                                69           (632)           651
Cash at beginning of year                                                      23            655              4
                                                                     --------------------------------------------
Cash at end of year                                                    $       92     $       23     $      655
                                                                     ============================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
Velvel distribution rights partially financed by note payable          $       --     $       --     $    5,000
Note payable and common stock issued for acquired businesses           $       --     $       --     $    1,859
Cancellation of Velvel distribution agreement                          $       --     $    4,500     $       --

SEE ACCOMPANYING NOTES.

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes home entertainment products including prerecorded tapes, compact discs, digital versatile disks (DVD's), personal computer software and interactive CD-ROM computer software primarily to retailers and wholesalers in the United States. In addition, through its majority-owned subsidiary, NetRadio Corporation, Navarre owns and operates NetRadio Network, a leading audio content broadcaster on the Internet.

CONSOLIDATION

The financial statements include the accounts of the Company and its wholly owned subsidiary, Digital Entertainment, Inc. and its majority-owned subsidiary, NetRadio Corporation (collectively, the Company). NetRadio has been consolidated since the Company purchased controlling interest in the operation. All intercompany accounts and transactions have been eliminated.

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

INTERNAL-USE SOFTWARE

The Company follows the Accounting Standards Executive Committee of the AICPA Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires the capitalization of certain costs incurred to develop or obtain internal-use software.
Software is being depreciated over a three-year life.

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

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and is amortized on a straight line basis over 5 to 15 years. Accumulated amortization at March 31, 1999 and 1998 was $1,005,000 and $684,000, respectively.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE

The basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Preferred stock, preferred stock warrants and employee stock options are not included in the period ending March 31, 1999 calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except for per share data)                           YEAR ENDED MARCH 31
                                                             1999          1998           1997
                                                        -----------------------------------------
Numerator:
  Net loss                                                $ (27,670)    $    (974)    $  (6,189)
       Less preferred non-detachable conversion
           feature and warrant valuation                    (34,229)           --            --
       Less preferred dividend requirements                    (662)           --            --
                                                        -----------------------------------------
       Adjusted net loss applicable to common stock       $ (62,561)    $    (974)    $  (6,189)
                                                        =========================================

Denominator for basic and diluted earnings per share -
       weighted average shares                               14,179         6,921         6,692
                                                        =========================================

Basic and diluted earnings per share                      $   (4.41)    $    (.14)    $    (.92)
                                                        =========================================

RECLASSIFICATION

Certain balances have been reclassified to conform to the March 31, 1999, presentation.

2. ACQUISITIONS

During May 1996, the Company acquired a 50% interest in NetRadio Corporation, an Internet radio network. The Company accounted for its investment in NetRadio Corporation under the equity method. In March 1997, the Company acquired the remaining 50% of NetRadio Corporation. In total, the Company paid $1,000,000 in cash, issued a $500,000 note payable and issued 295,000 shares of the Company's common stock valued at $954,000.

The purchase price of the remaining 50% interest may be adjusted if NetRadio Corporation attains certain revenue and income results. The excess of purchase price over fair value of the assets acquired in March 1997 resulted in goodwill of approximately $1,263,000 which is being amortized on a straight-line basis over a 5-yesr period.

Concurrent with the closing of the second investment in NetRadio Corporation, the Company sold 15% of the common stock of NetRadio Corporation to ValueVision International, Inc., (ValueVision) for $1,000,000 in the form of cash and $2,000,000 in future advertising on the ValueVision network valued by the Company at $1,000,000. ValueVision International is an integrated electronic and print media direct marketing company, that operates a television home shopping network. Under certain circumstances, ValueVision may acquire an additional amount of NetRadio securities. ValueVision also has the right to convert its shares of NetRadio stock into the Company common stock upon the occurrence of certain events, including the insolvency of NetRadio. In the event that NetRadio Corporation has not commenced an initial public offering by March 2002, ValueVision will have the right to put its investment back to the Company payable to ValueVision in cash or common stock at the option of the Company.

In May 1996, the Company purchased Record Service, Inc., with its wholly owned subsidiary, Surfside Distributors, Inc., a Hawaii based music distributor for $250,000 in cash and 180,000 shares of the Company's common stock valued at $405,000. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $479,000, which is being amortized on a straight-line basis over a 15-year period.

Both acquisitions have been accounted for as purchases and, accordingly, their net assets and operating results are included in the Company's financial statements from the respective dates of acquisition. The pro forma impact of the acquisitions on the Company's results of operations for all years presented was not material.

3. VELVEL DISTRIBUTION RIGHTS

In August 1996, the Company entered into a unit purchase agreement with Velvel Records LLC (Velvel) to acquire the exclusive distribution rights of Velvel's wholly owned labels for a period of five years. The Company invested $10 million in Velvel of which $5 million was paid upon entering the agreement and the remaining $5 million in the form of a demand promissory note. Upon payment of the first installment, the Company received a capital interest in Velvel of 14.2%. The Company paid $500,000 of the demand promissory note in May 1997. Under the agreement, owners of capital interest do not participate in earnings or losses of Velvel.

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

As of November 4, 1997, Velvel and the Company agreed to terminate the Company's distribution rights in exchange for the cancellation of the $4.5 million Demand Promissory Note from the Company to Velvel. The net effect to amortization expense from the cancellation of the Velvel agreement was $167,000. Total amortization recorded for the year ended March 31, 1998 was $846,000. During May 1999, Navarre's 15% interest in Velvel was sold to Koch Entertainment LLC for $47,500.

4. NOTES RECEIVABLE, RELATED PARTIES

The related party notes receivable are due on demand and bear interest at rates between 7.75% and 8.75% per year and are unsecured.

5. BANK FINANCING AND DEBT

On June 12, 1997, the Company entered into a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45 million, fluctuates based on an asset-borrowing base, and is secured by substantially all the Company's assets. The agreement requires the Company to deliver various reports to Congress Financial as well as maintain accurate inventory and fixed asset records. The covenant also gives Congress access to the Company's books and records for auditing the collateral. The revolving line of credit with Congress Financial Corporation expires June 12, 2000.

Interest is at prime plus 1% (8.75% at March 31, 1999) and LIBOR rate plus 2.75% (7.687% at March 31, 1999) and is payable monthly. The weighted average interest rate was 9.5% for the years ended March 31, 1999 and 1998.

Long-term debt consists of the following (in thousands):

                                                                    MARCH 31
                                                                 1999     1998
                                                              ------------------

Capital equipment leases with monthly payments of $1 to $6,
   secured by equipment                                         $ 207    $ 288

Notes payable in monthly installments of $5 through September
   1998, interest at 10%, unsecured                                --       55
                                                              ------------------
                                                                  207      343
Less current portion                                               93      162
                                                              ------------------
Long-term debt                                                  $ 114    $ 181
                                                              ==================

Interest paid was $2,543,000, $3,238,000 and $2,112,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Maturities of long-term debt are as follows: 2000- $93,000; 2001- $78,000; 2002- $36,000; and $0 thereafter.

6. SHAREHOLDERS' EQUITY

The Company had issued warrants to the lead underwriter, of the December 16, 1993 public offering, to purchase 180,000 common shares, exercisable for five years from the date of the public offering at $3.90 per share. All warrants were exercised for $702,000 in the current year.

On May 21, 1996, the Board of Directors declared a two-for-one stock split in the form of a fifty-percent stock dividend distributed on June 21, 1996, to shareholders of record on June 5, 1996. All earnings (loss) per share and per share data have been adjusted to reflect the two-for-one stock split.

The Board of Directors resolved to amend the Company's articles of incorporation to increase the authorization of a class of preferred stock from 5,000,000 to 10,000,000 shares. The amendment was approved by the Company's shareholders on June 19, 1998.

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock at any time after June 30, 1998. All of the Class A Convertible Preferred Stock was converted into common stock in the current year. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Company also issued warrants to the underwriters to purchase 380,953 common shares at $2.625 per share. During the current year 7,913,815 common stock warrants were exercised for $27,348,500. There were 75,908 warrants outstanding at March 31, 1999. The Class A Convertible Preferred Stock paid cumulative quarterly dividends of ten percent (10%) payable beginning June 30, 1998. Total cash and stock dividends paid for the year were $594,000 and 68,000, respectively.

The Class A Convertible Preferred Stock securities were deemed to have contained beneficial conversion features that were recognized as a dividend paid to preferred stockholders. Allocation of proceeds to the beneficial conversion feature and warrants are analogous to a dividend, and were recognized as a return to the preferred stockholders over the minimum conversion period (from date securities were issued to date they were first convertible). The Company valued the Nondetachable Conversion Feature and accompanying warrants at $34,229,000.

7. STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:

                               PLAN OPTIONS                    WEIGHTED AVERAGE
                               AVAILABLE FOR   PLAN OPTIONS   EXERCISE PRICE PER
                                  GRANT        OUTSTANDING           SHARE
                            ----------------------------------------------------

Balance on March 31, 1996        853,600        1,187,224          $ 2.43
  Granted                       (141,000)         141,000            5.37
  Canceled                        99,356          (99,356)           2.29
  Exercised                           --          (98,302)           1.89
                            ----------------------------------------------------
Balance on March 31, 1997        811,956        1,130,566          $ 2.85
  Granted                       (357,350)         357,350            2.88
  Canceled                        91,820          (91,820)           5.05
  Exercised                           --         (106,922)           1.01
                            ----------------------------------------------------
Balance on March 31, 1998        546,426        1,289,174          $ 2.92
  Granted                       (532,000)         532,000            3.07
  Canceled                       100,772         (100,772)           3.57
  Exercised                           --         (644,806)           1.89
                            ----------------------------------------------------
Balance on March 31, 1999        115,198        1,075,596          $ 2.92
                            ====================================================

In October 1997, the Company's Board of Directors repriced options covering 51,850 shares, representing all of the qualified outstanding options with exercise prices ranging from $5.12 to $11.38, to an exercise price of $4.38 per share. The vesting terms of these options remain unchanged.

The weighted average fair value of options granted in 1999, 1998 and 1997 was $2.18, $1.69 and $2.45 per share, respectively.

The exercise price of options outstanding at March 31, 1999 ranged from $1.9375 to $13.625 per share, as summarized in the following table:

                         SHARES
                       OUTSTANDING      WEIGHTED AVERAGE      NUMBER OF      WEIGHTED AVERAGE
     RANGE OF          AT MARCH 31,         REMAINING          SHARES            EXERCISE
  EXERCISE PRICE           1999         CONTRACTUAL LIFE     EXERCISABLE     PRICE PER SHARE
---------------------------------------------------------------------------------------------
$ 1.94 - $2.63            440,966          3.9 years            182,284           $ 2.36
$ 2.64 -  2.94            421,600          4.9 years             20,800           $ 2.87
$ 2.95 -  4.38            207,030          3.9 years             41,874           $ 3.99
$ 4.39 - 13.63              6,000          4.7 years              1,200           $11.06
                     --------------                         -------------
Total                   1,075,596          4.3 years            246,158           $ 2.92
                     ==============                         =============

The number of options exercisable at March 31, 1999, 1998 and 1997 was 246,158, 648,548 and 425,334, respectively, at a weighted average exercise price of $2.92, $2.84 and $2.07 per share, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively; risk-free interest rate of 5.2%, 4.9% and 6.7%, volatility factor of the expected market price of the Company's common stock of 82%, 82%, and 57% and a weighted-average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value statement, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         MARCH 31
                                               1999        1998         1997
                                          --------------------------------------

Pro forma net loss                          $(62,736)    $(1,187)     $(6,352)
Pro forma basic and diluted loss per share    $(4.42)      $(.17)       $(.94)

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees, which are recorded at the market value on the date of the grant. A total of 150,000 common shares were issued under restricted stock grants for the year ended March 31, 1996. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $95,000 for the years ended March 31, 1999, 1998 and 1997. The remaining unamortized unearned compensation is expected to be charged to operations over the five-year vesting period.

In March 1999 the Company recognized $880,000 in compensation expense associated with the issuance of incentive stock options of its subsidiary NetRadio to employees with stock prices below the estimated fair market value of the Company's common stock on the date of grant.

8. INCOME TAXES

The components of income tax benefit are as follows (in thousands):

                                                       YEAR ENDED MARCH 31
                                                  1999        1998        1997
                                            ------------------------------------
Current:
  Federal                                      $     0     $(2,256)    $   560
  State                                              0        (166)        120
                                            ------------------------------------
                                                     0      (2,422)        680
Deferred                                             0       1,952      (1,207)
                                            ------------------------------------
Income tax expense (benefit)                   $     0     $  (470)    $  (527)
                                            ====================================

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 1999 and 1998 included in prepaid expenses and other assets are as follows (in thousands):

                                                                 MARCH 31
                                                            1999         1998
                                                       -------------------------

Debit balance                                            $  1,867     $     --
Net operating loss carryforward                             7,913          117
Allowance for uncollectible accounts                          836          443
Allowance for sales returns                                   686          520
Book/tax depreciation                                          44           58
Reserve for sales discounts                                   176          142
Accrued vacations                                              79           85
Inventory - uniform capitalization                            150          118
Inventory - obsolescence                                      257           --
Price protection reserve                                      159          120
                                                       -------------------------
                                                           12,167        1,603
Valuation allowance                                       (12,167)      (1,603)
                                                       -------------------------
Total deferred tax assets                                $     --     $     --
                                                       =========================

The net operating loss carryforward of $222,000 created as a result of the change in the Company's year-end in 1994 is limited to a utilization limit of $111,000 per year through the year 2000. The remaining net operating loss of $19,672,000 expires in the year 2019.

A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

                                                    YEAR ENDED MARCH 31
                                             1999          1998          1997
                                       -----------------------------------------

Tax expense (benefit) at statutory rate   $ (9,408)     $   (564)     $ (2,039)
State income taxes (benefit), net of
   federal benefit                          (1,220)          (94)         (365)
Valuation allowance                         10,564          (147)        1,750
Goodwill amortization                           28            43            92
Other                                           36           292            35
                                       -----------------------------------------
                                          $      0      $   (470)     $   (527)
                                       =========================================
Effective tax rate                               0%          (28)%        (8.8)%
                                       =========================================

Cash paid (received) for income taxes was $(1,623,000), $0 and $855,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

9. COMMITMENTS

LEASES

On March 12, 1998, the Company entered into an operating lease agreement for office and warehouse space. The lease expires in 2013 and provides for monthly payments of $38,750 over the lease term, with a 2.5% increase every 30 months. In addition, the Company is responsible for all operating costs associated with the building. The prior operating lease was with a partnership whose two partners are major shareholders and officers of the Company. The Company also leases additional facilities and office equipment. The partners sold the building in 1999 to an unrelated party.

Total rent expense was $1,368,000, $1,069,000 and $804,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 1999 (in thousands):

2000                                                                $    820
2001                                                                     622
2002                                                                     521
2003                                                                     523
2004                                                                     527
Thereafter                                                             4,788
                                                                 --------------
                                                                    $  7,801
                                                                 ==============

10. MAJOR CUSTOMERS

The Company has three major customers who accounted for 59%, 44% and 47% of sales in fiscal 1999, 1998 and 1997, respectively.

11. BUSINESS SEGMENTS

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, during the quarter ended March 31, 1999. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements of public companies and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services and geographic areas. The Company has defined its operating segments based upon the financial information available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Navarre's operations are classified into two business segments based upon products and services provided: home entertainment products and NetRadio. The Company distributes home entertainment products including prerecorded tapes, compact discs, interactive CD-ROM computer software, DVD products and personal computer software primarily to retailers and wholesalers in the United States and Canada. NetRadio is an internet-only radio network.

Financial Information by reportable business segment is included in the following summary:

                                                                                  YEARS ENDED

------------------------------------------------------------------------------------------------------------------
In thousands                                                  MARCH 31, 1999     MARCH 31, 1998     MARCH 31, 1997
------------------------------------------------------------------------------------------------------------------
NET SALES FROM EXTERNAL CUSTOMERS
Home Entertainment Products                                     $  210,000         $  196,444         $  200,697
NetRadio                                                               386                204                 --
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $  210,386         $  196,648         $  200,697
==================================================================================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                                     $  (20,082)        $    3,607         $   (3,602)
NetRadio                                                            (5,490)            (2,149)              (101)
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $  (25,572)        $    1,458         $   (3,703)
------------------------------------------------------------------------------------------------------------------

Net Interest Expense                                                (2,543)            (3,108)            (2,110)
Other Income (Expense)                                                 445                (10)              (184)
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                               $  (27,670)        $   (1,660)        $   (5,997)
==================================================================================================================

IDENTIFIABLE ASSETS
Home Entertainment Products                                     $   76,363         $   82,287         $   76,005
NetRadio                                                             3,117              1,402              2,392
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $   79,480         $   83,689         $   78,397
==================================================================================================================

DEPRECIATION AND AMORTIZATION
Home Entertainment Products                                     $    1,572         $    2,023         $    5,826
NetRadio                                                               381                415                  0
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $    1,953         $    2,438         $    5,826
==================================================================================================================

CAPITAL EXPENDITURES
Home Entertainment Products                                     $    1,020         $      732         $      870
NetRadio                                                             1,019                 16                 --
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $    2,039         $      748         $      870
==================================================================================================================


                                                                                 YEARS ENDED

------------------------------------------------------------------------------------------------------------------
In thousands                                                  MARCH 31, 1999     MARCH 31, 1998     MARCH 31, 1997
------------------------------------------------------------------------------------------------------------------

SALES BY CLASSES OF SIMILAR PRODUCTS OR SERVICES
Computer Software                                               $  150,350         $  137,479         $  150,859
Music                                                               59,650             58,965             49,838
NetRadio                                                               386                204                 --
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED                                                    $  210,386         $  196,648         $  200,697
==================================================================================================================

                               NAVARRE CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

-----------------------------------------------------------------------------------------------------------------------------------
COL. A                                        COL. B                       COL. C                   COL. D              COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                             --------------------------------

                                            Balance at        Charged to    Charged to                                 Balance at
                                            Beginning         Costs and     Other Accounts --     Deductions --        End of
Description                                 Of Period         Expenses      Describe              Describe             Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1999:
   Deducted from asset accounts:
   Inventory obsolescence reserve     $         0       $   658,000                              $         0          $   658,000
   Allowance for doubtful accounts      1,112,000           960,000                                  (23,000)(1)        2,095,000
   Allowance for sales returns          1,300,000           415,000                                                     1,715,000
                                      ------------------------------                           ------------------------------------
   Totals                             $ 2,412,000       $ 2,033,000                              $   (23,000)(1)      $ 4,468,000
                                      ==============================                           ====================================

Year ended March 31, 1998:
   Deducted from asset accounts:
   Inventory obsolescence reserve     $         0       $         0                              $         0          $         0
   Allowance for doubtful accounts      2,388,000           (22,000)                               1,254,000(1)         1,112,000
   Allowance for sales returns          1,197,000           103,000                                                     1,300,000
                                      ------------------------------                           ------------------------------------
   Totals                             $ 3,585,000       $    81,000                              $ 1,254,000(1)       $ 2,412,000
                                    ================================                           ====================================

Year ended March 31, 1997:
   Deducted from asset accounts:
   Inventory obsolescence reserve     $         0       $         0                              $         0          $         0
   Allowance for doubtful accounts        196,000         2,439,000        $   508,000(2)            755,000(1)         2,388,000
   Allowance for sales returns            747,000           450,000                                                     1,197,000
                                    -----------------------------------------------------------------------------------------------
   Totals                             $   943,000       $ 2,889,000        $   508,000           $   755,000          $ 3,585,000
                                    ===============================================================================================


         (1) Uncollectible accounts written off, net of recoveries.
         (2) Increase in allowance transferred from acquisition of Record Service, Inc. and NetRadio, Inc.