Form 10-K405/A
period 1998-03-31
NAVARRE CORP /MN/
filed 1999-07-09
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

Indicate by checkmark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( x ) No ( )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is no contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ( x )    No (    )

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

Item 13. The first paragraph of "Certain Transactions" is amended to read as follows:

                              CERTAIN TRANSACTIONS

         In connection with a number of the Company's transactions, the Company's President, Eric H. Paulson, and its Executive Vice President, Charles E. Cheney, have been required to guarantee obligations of the Company. In certain cases, these officers have received additional compensation from the Company in consideration of their guarantees. In connection with the Company's negotiating a $3.0 million overline in September 1997 with respect to the Company"s $45 million credit facility with Congress Financial Corporation, Mr. Paulson and Mr. Cheney were required to personally guarantee the overline. As consideration for this guarantee, the Company agreed to pay to both Mr. Paulson and Mr. Cheney an amount equal to five percent of the total amount guaranteed, with payments to be made over a twelve month period. In the event that officers of the Company are required to guarantee bank obligations of the Company in the future, the Company anticipates paying them additional compensation for these guarantees. See "Executive Compensation."

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NAVARRE CORPORATION
                                       (Registrant)


July 9, 1999                           By /s/ Charles E. Cheney
                                          ----------------------

                                       Charles E. Cheney
                                       Director, Treasurer and Secretary,
                                       Executive Vice President and
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                          Title                             Date
         ---------                                          -----                             ----
     /s/ Eric H. Paulson*                         Chairman of the Board, President            July 9, 1999
-------------------------------------------       and Chief Executive Officer
         Eric H. Paulson


     /s/ Charles E. Cheney                        Director, Treasurer and Secretary,          July 9, 1999
------------------------------------------        Executive Vice President and
         Charles E. Cheney                        Chief Financial Officer


     /s/ Dickinson G. Wiltz*                      Director                                    July 9, 1999
------------------------------------------
         Dickinson G. Wiltz


     /s/ James G. Sippl*                          Director                                    July 9, 1999
-------------------------------------------
         James G. Sippl


     /s/ Michael L. Snow*                         Director                                    July 9, 1999
-------------------------------------------
         Michael L. Snow


     /s/ Alfred Teo*                              Director                                    July 9, 1999
-------------------------------------------
         Alfred Teo


*    By Charles E. Cheney *
        -------------------
     Charles E. Cheney as Attorney-in-Fact