Form 10-K/A
period 1999-03-31
NAVARRE CORP /MN/
filed 1999-07-27
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                           AMENDMENT NO.1 TO FORM 10-K

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III


The following items are amended to read as follows:

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to the terms of the Amended and Restated Articles of Incorporation of the Company, directors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Messrs. Eric H. Paulson and James G. Sippl expire at the Annual Meeting of Shareholders following fiscal year 1999, the terms of Mr. Michael L. Snow and Mr. Alfred Teo expire at the Annual Meeting of Shareholders following fiscal year 2000 and the terms of Messrs. Charles E. Cheney and Dickinson G. Wiltz expire at the Annual Meeting of Shareholders following fiscal year 2001. Vacancies on the Board of Directors and newly created directorships can be filled by vote of a majority of the directors then in office.

Two directors will be elected at the Annual Meeting to serve until the Annual Meeting of Shareholders following fiscal year 2002 or until their successors are elected. The Board of Directors has nominated for election the persons named below. Each nominee is currently a director and was elected by the shareholders.

Unless otherwise indicated, each director has been engaged in his present occupation as set forth below, or has been an officer with the organization indicated, for more than four years. The names of the nominees and other directors filling unexpired terms are set forth below, based upon information furnished to the Company by the nominees and directors.


Name and Age                    Principal Occupation and Other Directorships
--------------------------------------------------------------------------------

NOMINEES PROPOSED FOR ELECTION FOR TERM EXPIRING AT THE ANNUAL MEETING FOLLOWING FISCAL 2002

Eric H. Paulson(54)..........   Mr. Paulson is the founder and has been
                                president and chief executive officer of the Company since its inception in 1983. Mr. Paulson also served as the executive vice president and chief operating officer at Lieberman
                                Enterprises, Inc. during the period from January
                                1990 to October 1991 when Live Entertainment,
                                Inc., and Lieberman Enterprises, Inc. owned the
                                Company. Prior to 1983, Mr. Paulson served as senior vice president and general manager of Pickwick Distribution Companies, a distributor of records and tapes. Mr. Paulson has been a director of the Company since October 1991. He was also a director from the time of the inception of the Company in 1983 until the Live
                                Entertainment acquisition in 1990. Mr. Paulson is also chairman of NetRadio Corporation.

James G. Sippl(51)...........   Mr. Sippl has served as a director of the
                                Company since July 1993. Mr. Sippl has served as a financial consultant for Sippl & Associates since May 1998. Prior to that Mr. Sippl was chief operating officer of IntraNet Solutions, a software company from January 1997 to May 1998.
                                Mr. Sippl has served as vice president of business development, with Merrill Corporation, a financial printer from November 1990 to January 1997. Prior to joining Merrill
                                Corporation, Mr. Sippl was president of Chicago
                                Cutlery, a manufacturer of fine cutlery, from 1985 to 1989. From 1970 to 1985, Mr. Sippl was employed at Coopers & Lybrand, most recently as a partner.

DIRECTORS SERVING CONTINUING TERMS.


Charles E. Cheney(56)........   Mr. Cheney has served as executive vice
                                president and chief financial officer of the Company since 1985. Mr. Cheney has been a director of the Company since October 1991. Mr.
                                Cheney also served as senior vice president of Lieberman Enterprises, Inc., and general manager of the Company during 1990 and 1991. Prior to joining the Company, Mr. Cheney was employed by Control Data Corporation in various financial capacities for twelve years, most recently as controller of Control Data Commerce
                                International. Mr. Cheney is a certified public accountant.

Michael L. Snow(48)..........   Mr. Snow has served as a director of the Company
                                since April 1995. Mr. Snow is of counsel with the Minnesota law firm of Maslon Edelman Borman
                                & Brand, a Limited Liability Partnership, which he joined in 1976. He has served as a director, officer or founder in numerous public and private corporations and currently serves as a director of Osmonics, Inc. and Satellite
                                Industries, Inc.

Alfred Teo(53)...............   Mr. Teo has served as a director of the Company
                                since May 1998. Mr. Teo is chairman and chief executive officer of The Sigma Plastics Group which he started in 1979. He is a member of the board of directors of Fleet Bank NA, American
                                Bank Note and Cirrus Logic. Mr. Teo is also member of the board of trustees of St. Joseph's
                                Hospital and Medical Center and a trustee for Stevens Institute of Technology. In addition,
                                Mr. Teo is the chairman and chief executive officer of Hillman Eye Center and Alpha
                                Technology, Inc.

Dickinson G. Wiltz(70).......   Mr. Wiltz has served as a director of the
                                Company since October 1991. He was also a director from the time of inception of the Company in 1983 until the Live Entertainment acquisition in 1990. Mr. Wiltz has been a self-employed business management consultant since 1974.

DIRECTOR COMPENSATION

The non-employee members of the Board of Directors each receive $500 per meeting. Under the terms of the Company's 1992 Stock Option Plan, each non-employee director is to receive on April 1 of each year beginning April 1997, a non-qualified stock option to purchase 6,000 shares of Company common stock at the fair market value on the day of the grant. Pursuant to the Plan, each of Messrs. Sippl, Snow and Wiltz received options to purchase 6,000 shares at a price of $2.5625 on April 1, 1998 and each of Messrs. Sippl, Snow, Wiltz and Teo received options to purchase 6,000 shares at a price of $15.375 on April 1, 1999.

BOARD ACTIONS AND COMMITTEES

During fiscal 1999, the Board of Directors held eight formal meetings and each director attended seventy-five percent or more of the meetings of the Board and of the committees on which the directors served. Board members also met informally during fiscal 1999 to discuss various aspects of the business affairs of the Company.

The Board of Directors has established an Audit Committee and Compensation Committee. The Audit Committee of the Board of Directors for fiscal 1999 was comprised of James G. Sippl and Michael L. Snow who are non-employee directors of the Company. The Audit Committee annually recommends independent accountants for appointment by the Board of Directors, reviews the services to be performed by the independent accountants, and receives and reviews the reports submitted by them. During fiscal year ended March 31, 1999, the Audit Committee held two meetings.

The Compensation Committee of the Board of Directors for fiscal 1999 was comprised of Mr. Sippl and Mr. Teo who are non-employee directors of the Company. The Compensation Committee has general responsibility for all employee compensation, bonus and benefit matters, including recommendations to the full Board on compensation arrangements of officers and directors, bonuses, benefit plans and stock option grants. The Compensation Committee held two meetings during fiscal year ended March 31, 1999.

The Company does not have a nominating committee. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified or until their earlier death, resignation or removal from office.

EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers and other key members of management are as follows:

      Name           Age                 Position with the Company
      ----           ---                 -------------------------

Eric H. Paulson      54    Chairman of the Board, President and Chief Executive
                           Officer
Charles E. Cheney    56    Secretary, Treasurer and Director, Executive Vice
                           President and Chief Financial Officer
James S. Chiado      49    Vice President and General Manager, Independent Music
                           Division
Kathleen A. Conlin   55    Vice President, Corporate Controller
Thomas J. Lenaghan   49    Vice President and General Manager, Alternative
                           Retail Marketing
Edward A. Tomechko   50    Chief Executive Officer and Director, NetRadio
                           Corporation
John Turner          45    Vice President, Operations
Ian R. Warfield      51    Vice President and General Manager, Computer Products
                           Division


The following is a brief summary of the business experience of each of the key members of management of the Company. Information with respect to Mr. Paulson and Mr. Cheney is set forth above.

         JAMES S. CHIADO has been vice president and general manager, Independent Music Division since joining the Company in March 1998. Prior to joining the Company, Mr. Chiado was senior vice president of sales at Simitar Entertainment from 1997 to 1998, senior vice president of sales and marketing at Essec Entertainment from 1994 to 1997 and senior vice president of sales at Arista Records from 1991 to 1993. In addition, Mr. Chiado's twenty-five year industry career included various management positions with CBS Records and Sony Music Distribution for more than sixteen years.

         KATHLEEN A. CONLIN has been vice president, corporate controller since 1995. Prior to that, she served as controller, accounting manager and full charge bookkeeper since joining the Company in April of 1984.

         THOMAS J. LENAGHAN has been vice president and general manager, Alternative Retail Marketing since joining the Company in June 1997. Prior to joining the Company, Mr. Lenaghan was employed by the Handleman Company for twelve years, most recently as vice president of sales. In addition, Mr. Lenaghan's career covers a total of twenty-five years in the music industry in various management positions with both Handleman and Pickwick International.

         EDWARD A. TOMECHKO has served as President, Chief Financial Officer and director of NetRadio Corporation since January 1999 and served as Chief Financial Officer from August 1998 until March 15, 1999. From April 1997 to April 1998, Mr. Tomechko served as Senior Vice President and Chief Financial Officer of David's Bridal, Inc. From January 1996 to April 1997, Mr. Tomechko was Senior Vice President and Chief Financial Officer of the County Seat Stores, Inc., and from 1990 to 1996, Mr. Tomechko served as Vice President and Treasurer of County Seat. In October 1996, County Seat filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code, In the United States Bankruptcy Court for the District of Delaware. On October 29, 1997, the Plan of Reorganization was consummated.

         JOHN TURNER has been vice president of operations since joining the Company in September 1995. Prior to joining Navarre, Mr. Turner was senior director of distribution for Nordic Track in Chaska, MN from July 1993 to September 1995. Prior to that he held various positions in logistics in the United States and in the United Kingdom.

         IAN R. WARFIELD has been vice president and general manager, Computer Products Division since joining the Company in January 1998. Prior to joining Navarre, Mr. Warfield served as senior vice president of sales and marketing for Point Group Corporation from November 1994 to January 1998, a provider of global OEM software services. In addition, Mr. Warfield's twenty-year industry career included senior management roles at Software, Etc. from March 1992 to February 1994 and Technology Marketing Group from March 1990 until February 1992. His consulting experience as a former partner at the national consulting firm IMS from April 1994 until November 1995 included the provision of strategic, tactical and process consulting to IBM, Compaq, Hewlett Packard, Samsonite and American Airlines.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based upon its review of Forms 3, 4 and 5 filed by the Company's insiders, the Company believes all such forms with respect to transactions occurring in fiscal 1999 were filed on a timely basis. During fiscal 1999, Charles E. Cheney and Dickinson G. Wiltz each failed to report in a timely manner one transaction. During fiscal 1999, Alfred Teo failed to report in a timely manner two filings, which related to 28 transactions.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the annual compensation and other components of compensation for the fiscal years ending March 31, 1999, 1998, and 1997, for Eric H. Paulson, the chief executive officer of the Company, Charles E. Cheney, and Guy M. Marsala, the only other executive officers of the Company whose total cash compensation exceeded $100,000 (together, the "Named Executive Officers") during the fiscal year ended March 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                   Compensation
                                            Annual Compensation                       Awards
                                            -------------------                       ------
                                                                                    Securities
     Name and                     Fiscal                             Other Annual   Underlying    All Other
Principal Position                 Year     Salary      Bonus        Compensation     Options   Compensation
-------------------------------------------------------------------------------------------------------------
Eric H. Paulson                    1999    $293,082    $125,000             --        100,000    $ 77,500(2)
  Chairman of the Board,           1998    $246,542          --             --         75,000    $ 72,000(2)
    Chief Executive Officer        1997    $249,246    $172,000(3)    $ 11,769(1)          --          --
    and President

Charles E. Cheney                  1999    $205,385    $ 75,000       $  9,000(1)     100,000    $ 77,500(2)
  Executive Vice President         1998    $180,769          --       $  9,000(1)      45,000    $ 72,000(2)
    Chief Financial Officer        1997    $174,680    $ 87,600(3)    $  9,000(1)          --          --
    Secretary and Treasurer

Guy M. Marsala (4)                 1999    $128,250    $100,000       $  5,711(1)      80,000          --
  Chief Operating Officer          1998    $195,000          --       $  9,000(1)          --          --
                                   1997    $ 67,500          --       $  3,115(1)          --          --

(1) Represents car allowance.
(2) Amounts reflect loan guarantee fees paid to both Mr. Paulson and Mr. Cheney in consideration of their guarantees of the Company's obligations.
(3) Amounts reflect $86,000 for Eric H. Paulson and $43,800 for Charles E. Cheney, which was accrued in fiscal 1996 but not paid until 1997.
(4) Employment terminated on November 10, 1998.

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements (the "Employment Agreements") with Mr. Paulson and Mr. Cheney effective October 1, 1996. The Employment Agreements protect the proprietary rights of the Company to all material and ideas developed by Mr. Paulson and Mr. Cheney during their employment and prohibit the disclosure of any confidential matters by these employees during or after their employment with the Company. The agreement with Mr. Paulson terminates on September 30, 2001 and is automatically renewable for one-year periods. The agreement currently provides for a base salary of $300,000 per year, subject to annual adjustments by the Board of Directors, and a year end bonus of up to eighty percent of his base salary.

The agreement with Mr. Cheney terminates on September 30, 2001 and is automatically renewable for one-year periods. The agreement currently provides for a base salary of $210,000 per year, subject to annual adjustments by the Board of Directors, and a year end bonus of up to sixty percent of his base salary.

Under the terms of the Employment Agreements, if the employment of either Messrs. Paulson or Cheney is terminated without cause by the Company or by the employee, for the employee cause as defined in the Agreements, the Employment Agreements require the payment to Messrs. Paulson and Cheney respectively of (i) their base salaries through the end of the term of the Agreement or for two years, whichever is more, in exchange for a properly executed non-compete agreement between the employee and the Company and (ii) certain benefits to Mr. Paulson for the greater of two years or the remaining term of the Agreement and Mr. Cheney for the greater of one year or the remaining term of the Agreement. In addition, if the termination by the Company without cause or by the employee for employee cause occurs after the change of control or ownership of the Company, the employee is entitled to receive benefits equal to the amount determined by multiplying 2.99 by the average annual compensation and fringe benefits paid to the employee over the five most recent fiscal years, an amount currently equal to approximately $1,024,503 with respect to Mr. Paulson, $681,844 with respect to Mr. Cheney. The Agreements further provide, however, that in no event shall the amount due and payable be such that it would constitute a "parachute payment" within the meaning of the Internal Revenue Code, and that, in the event that any portion of the severance payment would be deemed a parachute payment, then the amount of the severance payment would be reduced to the extent necessary to eliminate such treatment or characterization.

STOCK OPTION PLAN

The Company's 1992 Stock Option Plan (the "Stock Plan") was approved by the Board of Directors on September 1, 1992. A total of 2,174,000 shares of the Company's authorized common stock are reserved for issuance under the Stock Plan and an additional 1,300,000 shares have been authorized pending shareholder approval at the Annual Shareholders Meeting. The purpose of the Stock Plan is to attract and retain talented employees, non-employee directors, consultants and independent contractors, as well as reward such persons who contribute to the achievement to the Company's economic objectives, by giving them a proprietary interest in the Company. The Stock Plan provides for both incentive stock options and non-statutory stock options. Incentive stock options are granted at an exercise price based upon fair market value and receive favorable tax treatment under the Internal Revenue Code. Non-statutory stock options are granted at an exercise price determined by the Board of Directors and do not qualify for favorable tax treatment.

The following table provides required information concerning the year end value of stock options under the Stock Plan to highly compensated executive officers of the Company identified on the table below. The following table sets forth certain information regarding stock options granted to the executive officers named in the Summary Compensation Table during the Company's 1999 fiscal year.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS
                      ----------------------------------------------------------------      POTENTIAL REALIZABLE
                                           PERCENT OF                                         VALUE AT ASSUMED
                         NUMBER OF       TOTAL OPTIONS                                     ANNUAL RATES OF STOCK
                         SECURITIES        GRANTED TO                                      PRICE APPRECIATION FOR
                         UNDERLYING       EMPLOYEES IN       EXERCISE       EXPIRATION         OPTION TERM(1)
       NAME           OPTIONS GRANTED     FISCAL YEAR      PRICE ($/Sh)        DATE          5%             10%
-----------------------------------------------------------------------------------------------------------------
Eric H. Paulson          100,000             19.4            $2.9375         10/19/04      $81,172       $179,368
Charles E. Cheney        100,000             19.4            $2.9375         10/19/04      $81,172       $179,368
Guy M. Marsala(2)         80,000             15.6            $3.7500         11/10/98      $82,884       $183,153

(1) Represents the potential realizable value of grant of options assuming that the market price of the underlying common stock appreciates in value from its fair market value on the date of the grant to the end of the option term at the indicated annual rates.
(2) Mr. Marsala's options expired after termination of his employment.

The following table sets forth information with respect to the Company's executive officers concerning the exercise of options during fiscal 1999 and unexercised options held at March 31, 1999.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES(1)

                                                                                   VALUE OF UNEXERCISED
                         SHARES                     NUMBER OF UNEXERCISED             IN-THE-MONEY
                        ACQUIRED       VALUE         OPTIONS AT YEAR END           OPTIONS AT YEAR END
       NAME            ON EXERCISE    REALIZED     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
Eric H. Paulson          205,000      2,258,888       40,000       230,000          467,500    2,135,500
Charles E. Cheney         40,000        513,700      125,000       170,000        1,391,458    1,865,780
Guy M. Marsala           112,000      1,103,750           --            --               --           --

(1) Based on the difference between the March 31, 1999 closing price of $13.9375 per share as reported on the Nasdaq Stock Market and the exercise price of the options.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 1, 1999 with respect to the beneficial ownership of the common stock of the Company by (i) all persons who are known by the Company to hold five percent or more of the common stock of the Company, (ii) each of the directors and current Named Executive Officers of the Company, and (iii) all directors and officers of the Company as a group.

         NAME AND ADDRESS                 AMOUNT AND NATURE OF
       OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP(1)    PERCENT OF CLASS
-------------------------------------------------------------------------------------
Eric H. Paulson(2)                             2,350,669(3)               10.0%
Charles E. Cheney                                591,720                   2.5%
Dickinson G. Wiltz                               115,888                    *
James G. Sippl                                     7,200                    *
Michael L. Snow                                    7,200                    *
Alfred Teo                                       746,900                   3.2%
All directors and executive officers
  as a group (12 persons)                      3,851,747                  16.4%

* Indicates ownership of less than one percent.

(1) Includes shares of common stock issuable upon exercise of outstanding options and warrants exercisable within sixty days of July 1, 1999 in the following amounts: Eric H. Paulson - 70,000 shares; Charles E. Cheney - 16,000 shares; Dickinson G. Wiltz - 800 shares; James G. Sippl - 7,200 shares; Michael
L. Snow - 7,200 shares; and Alfred Teo - no shares and all directors and executive officers as a group - 133,370 shares.
(2) Mr. Paulson's address is 7400 - 49th Avenue North, New Hope, Minnesota
55428.
(3) Includes 3,650 shares owned by Mr. Paulson's wife with respect to which he disclaims beneficial ownership.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the Company's past borrowings, the Company's President, Eric
H. Paulson, and its

Executive Vice President, Charles E. Cheney, have been required to guarantee obligations of the Company. In certain cases, these officers have received additional compensation from the Company in consideration of their guarantees. In connection with the Company's negotiating a $3.0 million overline in September 1997 with respect to the Company's $45 million credit facility with Congress Financial Corporation, Mr. Paulson and Mr. Cheney were required to personally guarantee the overline. As consideration for this guarantee, the Company agreed to pay to both Mr. Paulson and Mr. Cheney an amount equal to five percent of the total amount guaranteed, with payments to be made over a twelve-month period. During fiscal 1999, a total of $77,000 was paid to each of Mr. Paulson and Mr. Cheney pursuant to these guarantees. In the event that officers of the Company are required to guarantee bank obligations of the Company in the future, the Company anticipates paying them additional compensation for these guarantees.

At March 31, 1999, Mr. Paulson was indebted to the Company in the principal amount of $255,299. This indebtedness represents the largest principal amount outstanding during fiscal 1999. Mr. Paulson pays the Company interest on the outstanding indebtedness at the rate of 8.5 percent.

In January 1995, the Company decided to exercise its option to purchase the property on which its principal facilities and adjoining land were located, in part because of continuing disputes with its landlord with respect to matters in connection with the construction and the operation of the building. In September 1995, the Company entered into a settlement agreement with the landlord under which all matters with respect to the building were resolved and the Company acquired the building. At the time of the acquisition of the building, the Company was unable to arrange satisfactory permanent financing for the building. Accordingly, the Company entered into a Lease Agreement with a limited liability company the members of whom were Eric H. Paulson and Charles E. Cheney, the Company's President and Executive Vice President, respectively, which limited liability company acquired the building. Under the terms of the lease agreement, the Company agreed to lease the building for approximately the same price as the contract with the original landlord, provided, that the management fee to be paid in connection with the leasing of the building was decreased from five percent of the aggregate rent to three percent of the aggregate rent, and the cost of living increases in the rent, rather than being effective at the end of five years, were effective at the end of each year. In addition, the Company received a purchase option, under which it had the right to purchase the building for an amount equal to the net present value of future income payments under the lease, which approximated the purchase option it had under the old agreement. The proposed transaction was approved unanimously by the disinterested directors of the Company's Board of Directors and the Company believes that the terms under which the Company leased the building from the limited liability company were on terms no less favorable than could be obtained from independent third parties. In August 1998, the building was sold to a non-related third party. During the fiscal year ended March 31, 1999, the Company made lease payments through August 1, 1998 to the limited liability company totaling $172,092.

During the fiscal year ended March 31, 1999, Mr. Paulson also served as Chairman of the Board of NetRadio Corporation and also served at NetRadio's Chief Executive until January 1999. Mr. Cheney served Chief Financial Officer for NetRadio from March 1997 until September 1998 and continues to serve as a director of NetRadio. In June 1998, Mr. Paulson received an option to purchase 90,000 shares of NetRadio common stock and Mr. Cheney received an option to purchase 60,000 shares of NetRadio common stock. Each option vested with respect to twenty percent of the shares immediately with the remainder vesting over a four-year period. The options were granted a price of $1.64 per share which was equal to the fair market value on the date of the grant. In September 1998, Mr. Paulson's wife purchased 10,000 shares of common stock of NetRadio for $1.64 per share.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Navarre Corporation
                                       (Registrant)


July 28, 1999                          By  /s/ Eric H. Paulson
                                       -------------------------
                                       Eric H. Paulson
                                       Chairman of the Board, President
                                       and Chief Executive Officer