Form 10-Q
period 1999-06-30
NAVARRE CORP /MN/
filed 1999-08-06
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the quarterly period June 30, 1999

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

Common Stock, No Par Value - 23,508,394 shares as of July 31, 1999

                               NAVARRE CORPORATION

                                      INDEX



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
                   June 30, 1999 and March 31, 1999

            Consolidated Statements of Operations -
                   Three months ended June 30, 1999 and 1998

            Consolidated Statements of Cash Flows Three
                   months ended June 30, 1999 and 1998

            Notes to Consolidated Financial Statements - June 30, 1999


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30, 1999     MARCH 31, 1999
                                                                                 ---------------------------------
                                                                                   (UNAUDITED)          (NOTE)
ASSETS
Current assets:
  Cash                                                                             $       31         $       92
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,852 and $3,810, respectively                              46,028             43,465
  Inventories                                                                          30,263             29,223
  Note receivable, related parties                                                        192                221
  Refundable income taxes                                                                 613                613
  Prepaid expenses and other current assets                                             1,207                908
                                                                                 ---------------------------------
Total current assets                                                                   78,334             74,522

Property and equipment, net of accumulated depreciation of
  $4,746 and $5,251, respectively                                                       3,529              3,361
Other assets:
  Goodwill                                                                                772                853
  Other assets                                                                          2,114                744
                                                                                 ---------------------------------
Total assets                                                                       $   84,749         $   79,480
                                                                                 =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                             $    5,083         $      329
  Current portion of long-term debt                                                       118                 93
  Accounts payable                                                                     53,288             51,831
  Accrued expenses                                                                      3,064              1,949
                                                                                 ---------------------------------
Total current liabilities                                                              61,553             54,202

Long-term debt, less current maturities                                                   131                114

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding shares - none, respectively                                   --                 --
   Common stock, no par value:
      Authorized shares - 50,000,000,
      Issued and outstanding shares-23,508,394 and 23,344,046, respectively            91,893             91,415
   Retained deficit                                                                   (68,720)           (66,119)
   Unearned compensation                                                                 (108)              (132)
                                                                                 ---------------------------------
Total shareholders' equity                                                             23,065             25,164
                                                                                 ---------------------------------
Total liabilities and shareholders' equity                                         $   84,749         $   79,480
                                                                                 =================================

NOTE: THE BALANCE SHEET AT MARCH 31, 1999 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,
                                                          1999            1998
                                                    ------------------------------
Net sales:                                            $   57,751      $   53,069

Cost of sales                                             50,908          46,148
                                                    ------------------------------

Gross profit                                               6,843           6,921

Operating expenses:
   Selling and promotion                                   2,331           1,609
   Distribution and warehousing                            1,224             854
   General and administration                              5,399           3,636
   Depreciation and amortization                             437             303
                                                    ------------------------------
                                                           9,391           6,402
                                                    ------------------------------

Income (loss) from operations                             (2,548)            519

Other expense:
   Interest expense                                         (199)           (712)
   Other income                                              143             178
                                                    ------------------------------

Loss before income taxes                                  (2,604)            (15)

Income tax benefit                                            --              (5)

Minority interest                                             --              37
                                                    ------------------------------

Net earnings (loss)                                   $   (2,604)     $       27

Preferred nondetachable conversion feature
   and warrant valuation                                      --         (34,229)
Preferred dividend requirements                               --            (334)
                                                    ------------------------------
Net loss applicable to common shares                  $   (2,604)     $  (34,536)
                                                    ==============================

Loss per common share:
    Basic and diluted                                 $     (.11)     $    (4.93)
                                                    ==============================
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                                      23,371           7,010
                                                    ==============================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,
                                                                 1999            1998
                                                           ------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                          $   (2,604)     $       27
Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
        Depreciation                                                356             216
        Amortization of intangible assets                            81              88
        Amortization on unearned compensation                        24              24
        Minority interests in subsidiaries                           --              36
        Changes in operating assets and liabilities:
            Accounts receivable                                  (2,563)        (10,942)
            Inventories                                          (1,040)         (3,968)
            Prepaid expenses and other assets                    (1,669)            136
            Accounts payable and accrued expenses                 2,572          (1,139)
                                                           ------------------------------
Net cash used in operating activities                            (4,843)        (15,522)

INVESTING ACTIVITIES
Note receivable, related parties                                     29              69
Purchase of equipment and leasehold improvements                   (439)           (280)
                                                           ------------------------------
Net cash used in investing activities                              (410)           (211)

FINANCING ACTIVITIES
Payment on long-term debt                                           (40)            (76)
Proceeds from notes payable, bank                                54,040          44,630
Payment on notes payable, bank                                  (49,286)        (47,827)
Proceeds from sale of preferred stock and warrants                   --          19,002
Exercise of common stock options                                    478               8
                                                           ------------------------------
Net cash provided by financing activities                         5,192          15,737
                                                           ------------------------------

Net increase in cash                                                (61)              4
Cash at beginning of period                                          92              23
                                                           ------------------------------
Cash at end of period                                        $       31      $       27
                                                           ==============================

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiary, NetRadio, Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1999. Certain balances at June 30, 1998 have been reclassified to conform to the June 30, 1999 presentation.


NOTE B - BUSINESS SEGMENTS

Financial Information by reportable business segment is included in the following summary:

                                                    QUARTERS ENDED
---------------------------------------------------------------------------
In thousands                               JUNE 30, 1999     JUNE 30, 1998
---------------------------------------------------------------------------

---------------------------------------------------------------------------
NET SALES
Home Entertainment Products                       57,531            53,006
NetRadio                                             220                63
---------------------------------------------------------------------------
CONSOLIDATED                                      57,751            53,069
===========================================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                         (393)            1,035
NetRadio                                          (2,155)             (516)
---------------------------------------------------------------------------
CONSOLIDATED                                      (2,548)              519
---------------------------------------------------------------------------

Net Interest Expense                                (199)             (712)
Other Income (Expense)                               143               178
---------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                 (2,604)              (15)
===========================================================================

NOTE C - NET EARNINGS (LOSS) PER SHARE

Preferred stock, preferred stock warrants and employee stock options are not included in the periods ending June 30, 1999 and 1998, respectively, calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                  1999            1998
                                                            -------------------------------
Numerator:
     Net earnings                                             $   (2,604)     $       27
          Less preferred nondetachable conversion feature
               and warrant valuation                                  --         (34,229)
          Less preferred dividend requirements                        --            (334)
                                                            -------------------------------
          Adjusted net loss applicable to common stock        $   (2,604)     $  (34,536)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                          23,371           7,010
     Dilutive securities:
          Preferred stock                                             --              --
          Employee stock options                                      --              --
     Denominator for diluted earnings
          per share--adjusted
          weighted-average shares                                 23,371           7,010
                                                            -------------------------------

Basic and dilutive loss per share                             $     (.11)     $    (4.93)
                                                            ===============================

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

During the period from April 1, 1999 through June 30, 1999, holders of warrants issued in May 1998 exercised their warrants for an aggregate of 3,500 shares and paid the Company gross proceeds of $12,250. The Company believes that the transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D.

Based on the Company's stock price on May 1, 1998, the date of issuance of the Class A Convertible Preferred Stock, these securities were deemed to have contained beneficial conversion features that must be recognized as a dividend paid to preferred stockholders. The Company's financial statements conform with the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D60 ("Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature") issued March 13, 1997, and the Task Force's Working Group discussions and tentative conclusions reported on Issue 98-5, November 1998, which provide that any discounts resulting from an allocation of proceeds to the beneficial conversion feature and warrants are analogous to a dividend, and should be recognized as a return to the preferred stockholders over the minimum conversion period (from date securities are issued to date they are first convertible). As noted above the value of the Nondetachable Conversion Feature and accompanying warrants for the securities issued in May 1998 was $34,228,583.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                          THREE MONTHS ENDED JUNE 30,
                                            1999             1998
                                        ------------------------------
Net sales:
      Computer                              64.4%            68.0%
      Music                                 35.2             31.9
                                        ------------------------------
  Home entertainment products               99.6             99.9
  NetRadio                                   0.4              0.1
                                        ------------------------------
Total net sales                            100.0            100.0
Cost of sales                               88.2             87.0
                                        ------------------------------
Gross profit                                11.8             13.0

Selling and promotion                        4.0              3.0
Distribution and warehousing                 2.1              1.6
General and administration                   9.3              6.8
Amortization of intangible assets            0.8              0.6
                                        ------------------------------
Income (loss) from operations               (4.4)             1.0
Interest expense                            (0.3)            (1.3)
Other expense                                0.2              0.3
                                        ------------------------------
Net income (loss)                           (4.5)%            0.0%
                                        ==============================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors see the section entitled "Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 1999.

Net sales of home entertainment products for the three-month period ended June 30, 1999 increased 8.5% from $53.0 million in fiscal 1999 to $57.5 million for fiscal 2000. The gain was due to increased sales in the both the Computer Products Division and the Music Products Division. Computer products sales for the three-month period ended June 30, 1999 increased by 3.0% from $36.1 million in fiscal 1999 to $37.2 million for fiscal 2000. This increase was primarily due to the rapid growth in PC software fulfillment with e-commerce retailers. Music sales for the three-month period ended June 30, 1999 increased 19.4% from $17.0 million in fiscal 1999 to $20.3 million for fiscal 2000. This increase was primarily due to strong music releases from our exclusive independent labels. NetRadio sales for the three-month period ending June 30, 1999 increased from $63,000 in fiscal 1999 to $220,000 for fiscal 2000. NetRadio's increase was primarily due to the growth of the internet business.

Gross profit of home entertainment products for the three-month period ended June 30, 1999 decreased 1.4% or $119,000 from $6.9 million in fiscal 1999 to $6.8 million for fiscal 2000. As a percentage of net sales, gross profit for the three-month period ended June 30, 1999 decreased from 13.0% in fiscal 1999 to 11.7% for fiscal 2000. Gross margins from the Computer Products Division's net sales for the three-month period ended June 30, 1999 were $4.1 million or 11.0% as a percentage of net sales in fiscal 2000 compared with $3.5 million or 9.7% as a percentage of net sales in the same period in fiscal 1999. The increase was primarily due to higher margin sales to e-commerce customers. Gross margins from music sales for the three-month period ended June 30, 1999 were $2.6 million or 12.8% of music net sales in fiscal 2000 compared with $3.4 million or 20.0% of music net sales for the same period in fiscal 1999. The decrease was primarily due to customer returns of devaluated inventory titles.

Selling and promotion expense of home entertainment products for the three-month period ended June 30, 1999 increased from $1.6 million in fiscal 1999 to $1.9 million during the same period for fiscal 2000 and increased as a percentage of net sales for the three-month period ended June 30, 1999 from 3.0% in fiscal 1999 to 3.3% during the same period for fiscal 2000. This increase for the three-month period was primarily due to increased freight costs. NetRadio's selling and marketing expense for the three-month period ended June 30, 1999 increased from $56,000 in fiscal 1999 to $453,000 for fiscal 2000. The increase in sales and marketing expenses was primarily due to the growth in NetRadio's sales force and marketing staff.

Distribution and warehousing expense for the three-month period ended June 30, 1999 increased from $854,000 in fiscal 1999 to $1.2 million for fiscal 2000. As a percentage of net sales for the three-month period ended June 30, 1999 it increased from 1.6% of net sales in fiscal 1999 to 2.1% of net sales for fiscal 2000. The increase for the three-month period was primarily due to increased costs associated with the increase in returns processing.

General and administration expenses of home entertainment products for the three-month period ended June 30, 1999 increased from $3.2 million in fiscal 1999 to $3.8 million during for fiscal 2000. As a percentage of net sales for the three-month period ended June 30, 1999 it increased from 6.0% in fiscal 1999 to 6.6% for fiscal 2000. NetRadio's general and administration expenses for the three-month period ended June 30, 1999 increased from $486,000 in fiscal to $1.6 million for fiscal 2000. The increase in NetRadio's general and administration expenses was primarily due cost associated with adding key personnel and building infrastructure.

Interest expense for the three-month period ended June 30, 1999 decreased from $712,000 in fiscal 1999 to $199,000 for fiscal 2000. This decrease resulted from substantially lower borrowings.

Due to the utilization of prior years' losses and the current quarter's loss, the Company has not recorded any tax benefit.

The net loss of home entertainment products for the three-month period ended June 30, 1999 was $362,000 for fiscal 2000 compared to net earnings of $244,000 in the same three-month period in fiscal 1999. NetRadio's net loss for the three-month period ended June 30, 1999 was $2.2 million for for fiscal 2000 compared to a net loss of $243,000 in the same three-month period in fiscal 1999.

YEAR 2000

The Company has been evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company established a Year 2000 team working with every operational area throughout the Company, and this team worked with management to commence the following steps: (i) implementing a Year 2000 Assessment and Testing Plan for all internal information systems and other systems that contain micro-controllers that may be affected by the Year 2000 date change; (ii) implementing a Year 2000 Assessment and Testing Plan for all Company products,
(iii) communicating with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; (iv) assisting our trade partners with the conversion of their purchasing and invoicing Electronic Data Interchange (EDI) documents to be Y2K compliant; and (v) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant. The Company engaged in an ongoing process to test, reprogram, update or replace all computer system non-compliant hardware and software and non-computer system related non-compliant office and warehouse systems and equipment. The Company has completed testing of mission critical systems and of non-mission critical systems. Implementation of software upgrades and replacement of non-compliant hardware is substantially completed. The Company will be conducting a total computer system and mission critical equipment check during the months of July and August, by processing documents for both Fiscal 1999 and Fiscal 2000. The Company also completed the upgrade of the warehouse systems and Electronic Data Interchange (EDI) systems and is listed as being compliant by the National Retail Federation. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

To date, the Company has incurred expenditures totaling $216,000 in connection with the Company's effort to become Year 2000 compliant. At this time, the Company estimates that its additional costs for Year 2000 compliance will consist of costs related to Year 2000 compliance and expenditures for software in the approximate amount of $50,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At June 30, 1999, the Company had net accounts receivable of $46.0 million and inventory of $30.3 million. Accounts payable of $53.3 million and bank borrowings of $5.1 million primarily financed these assets.

For the three-month period ended June 30, 1999, net sales were $57.8 million for fiscal 2000, an increase of $4.7 million over net sales of $53.1 million in fiscal 1999. The Company used cash of $4.8 million in operating activities. Accounts receivable increased by $2.6 million, inventories increased by $1.0 million and accounts payable and accrued expense increased by $2.6 million. Investing activities used $410,000 of cash, including $439,000 for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $5.2 million in financing activities primarily through bank borrowings. Cash at the end of the period decreased by $61,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended June 30, 1999. For additional information, refer to page 27 of the Company's 1999 Annual Report to Shareholders.

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

ITEM 2. CHANGES IN SECURITIES

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

As of March 31, 1999 all of the Company's Class A Convertible Preferred Stock had been converted to common stock

During the period from April 1, 1999 through June 30, 1999, holders of warrants issued in May 1998 exercised their warrants for an aggregate of 3,500 shares and paid the Company gross proceeds of $12,250. The Company believes that the transactions were exempt pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

               Exhibit 27: Financial data schedule

     (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1999

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NAVARRE CORPORATION
                                               (Registrant)




Date: August 6, 1999                           By  /s/ Eric H. Paulson
                                               -----------------------
                                               Eric H. Paulson
                                               Chairman of the Board,
                                               President and
                                               Chief Executive Officer


Date: August 6, 1999                           By /s/ Charles E. Cheney
                                               ------------------------
                                               Charles E. Cheney
                                               Treasurer and Secretary,
                                               Executive Vice President,
                                               and Chief Financial Officer