Form 10-Q
period 1999-09-30
NAVARRE CORP /MN/
filed 1999-11-15
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period September 30, 1999

                                       or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________


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

Common Stock, No Par Value - 23,513,235 shares as of October 31, 1999

                               NAVARRE CORPORATION

                                      INDEX



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
                  September 30, 1999 and March 31, 1999

            Consolidated Statements of Operations -
                  Three months and six months ended September 30, 1999 and 1998

            Consolidated Statements of Cash Flows -
                  Six months ended September 30, 1999 and 1998

            Notes to Condensed Consolidated Financial Statements -
                  September 30, 1999


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              SEPTEMBER 30,   MARCH 31,
                                                                                  1999          1999
                                                                               -----------------------
                                                                              (UNAUDITED)     (NOTE)
ASSETS
Current assets:
  Cash                                                                         $   1,940     $      92
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $4,574 and $3,810, respectively                         56,272        43,465
  Inventories                                                                     34,819        29,223
  Note receivable, related parties                                                   237           221
  Refundable income taxes                                                             --           613
  Prepaid expenses and other current assets                                        1,811           908
                                                                               -----------------------
Total current assets                                                              95,079        74,522

Property and equipment, net of accumulated depreciation of
  $5,155 and $5,251, respectively                                                  3,755         3,361
Other assets:
  Goodwill                                                                           692           853
  Other assets                                                                     1,559           744
                                                                               -----------------------
Total assets                                                                   $ 101,085     $  79,480
                                                                               =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                         $      --     $     329
  Current portion of long-term debt                                                  133            93
  Accounts payable                                                                69,116        51,831
  Accrued expenses                                                                 3,554         1,949
                                                                               -----------------------
Total current liabilities                                                         72,803        54,202

Long-term debt, less current maturities                                              104           114

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding shares - 34,000 and none, respectively                8,019            --
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares-23,511,435 and 23,344,046, respectively       92,156        91,415
   Retained deficit                                                              (71,913)      (66,119)
   Unearned compensation                                                             (84)         (132)
                                                                               -----------------------
Total shareholders' equity                                                        28,178        25,164
                                                                               -----------------------
Total liabilities and shareholders' equity                                     $ 101,085     $  79,480
                                                                               =======================

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                 1999          1998          1999          1998
                                              ---------------------------------------------------
Net sales:                                    $  67,399     $  54,873     $ 125,150     $ 107,942

Cost of sales                                    58,629        48,942       109,575        95,090
                                              ---------------------------------------------------

Gross profit                                      8,770         5,931        15,575        12,852

Operating expenses:
   Selling and promotion                          3,331         1,722         5,662         3,331
   Distribution and warehousing                   1,443           913         2,629         1,767
   General and administration                     6,860         4,356        12,259         7,992
   Depreciation and amortization                    441           313           878           616
                                              ---------------------------------------------------
                                                 12,075         7,304        21,428        13,706
                                              ---------------------------------------------------

Loss from operations                             (3,305)       (1,373)       (5,853)         (854)

Other expense:
   Interest expense                                 (97)         (811)         (296)       (1,523)
   Other income                                     218           132           361           310
                                              ---------------------------------------------------

Loss before income taxes                         (3,184)       (2,052)       (5,788)       (2,067)

Income tax benefit                                   --          (780)           --          (785)

Minority interest                                    --          (147)           --          (110)
                                              ---------------------------------------------------

Net loss                                      $  (3,184)    $  (1,419)    $  (5,788)    $  (1,392)

Preferred nondetachable conversion feature
   and warrant valuation                             --            --            --       (34,229)
Preferred dividend requirements                      --          (243)           --          (577)
                                              ---------------------------------------------------
Net loss applicable to common shares          $  (3,184)    $  (1,662)    $  (5,788)    $ (36,198)
                                              ===================================================

Loss per common share:
    Basic and diluted                         $    (.14)    $    (.15)    $    (.25)    $   (4.01)
                                              ===================================================
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                             23,509        11,034        23,441         9,033
                                              ===================================================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                               1999          1998
                                                            -----------------------
OPERATING ACTIVITIES
Net loss                                                    $  (5,788)    $  (1,392)
Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
        Depreciation                                              718           458
        Amortization of intangible assets                         155           158
        Amortization on unearned compensation                      48            47
        Minority interests in subsidiaries                         --           110
        Changes in operating assets and liabilities:
            Accounts receivable                               (12,807)      (21,851)
            Inventories                                        (5,596)       (6,554)
            Prepaid expenses and other assets                  (1,718)            2
            Income tax receivable                                 613            --
            Accounts payable and accrued expenses              18,890         3,145
                                                            -----------------------
Net cash used in operating activities                          (5,485)      (25,877)

INVESTING ACTIVITIES
Note receivable, related parties                                  (16)           99
Purchase of equipment and leasehold improvements               (1,112)         (648)
                                                            -----------------------
Net cash used in investing activities                          (1,128)         (549)

FINANCING ACTIVITIES
Payment on long-term debt                                          30          (102)
Proceeds from notes payable, bank                             104,448        92,238
Payment on notes payable, bank                               (104,777)      (86,297)
Proceeds from notes payable, other                                 --           125
Proceeds from sale of subsidiary stock                             --            65
Proceeds from sale of preferred stock and warrants              8,019        18,823
Exercise of common stock warrants                                  12         1,807
Exercise of common stock options                                  729            31
Payment of dividends                                               --          (268)
                                                            -----------------------
Net cash provided by financing activities                       8,461        26,422
                                                            -----------------------

Net increase in cash                                            1,848            (4)
Cash at beginning of period                                        92            23
                                                            -----------------------
Cash at end of period                                       $   1,940     $      19
                                                            =======================

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its majority owned subsidiary, NetRadio, Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1999. Certain balances at September 30, 1998 have been reclassified to conform to the September 30, 1999 presentation.


NOTE B - BUSINESS SEGMENTS

Financial Information by reportable business segment is included in the following summary:

                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
In thousands                    1999          1998         1999          1998
                              -------------------------------------------------

NET SALES
Home Entertainment Products   $ 67,015     $  54,832     $124,552     $ 107,841
NetRadio                           388            41          608           105
                              -------------------------------------------------
CONSOLIDATED                  $ 67,399     $  54,873     $125,150     $ 107,942
                              =================================================

OPERATING INCOME (LOSS)
Home Entertainment Products   $    524     $    (547)    $    132     $     504
NetRadio                        (4,039)         (842)      (6,195)       (1,358)
                              -------------------------------------------------
CONSOLIDATED                  $ (3,305)    $  (1,373)    $ (5,853)    $    (854)
                              =================================================

Net Interest Expense          $    (97)    $    (811)    $   (296)    $  (1,523)
Other Income (Expense)             218           131          361           310
                              -------------------------------------------------
LOSS BEFORE INCOME TAXES      $ (3,184)    $  (2,053)    $ (5,788)    $  (2,067)
                              =================================================

NOTE C - NET EARNINGS (LOSS) PER SHARE

Preferred stock, preferred stock warrants and employee stock options are not included in the periods ending September 30, 1999 and 1998, respectively, calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
        (In thousands, except per share data)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                1999         1998         1999         1998
                                                             -----------------------------------------------
Numerator:
     Net loss                                                $ (3,184)    $ (1,419)    $ (5,788)    $ (1,392)
          Less preferred nondetachable conversion feature
               and warrant valuation                               --           --           --      (34,229)
          Less preferred dividend requirements                     --         (243)          --         (577)
                                                             -----------------------------------------------
          Adjusted net loss applicable to common stock       $ (3,184)    $ (1,662)    $ (5,788)    $(36,198)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                       23,509       11,034       23,441        9,033
     Dilutive securities:
          Preferred stock                                          --           --           --           --
          Employee stock options                                   --           --           --           --
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                             23,509       11,034       23,441        9,033
                                                             -----------------------------------------------

Basic and dilutive loss per share                            $   (.14)    $   (.15)    $   (.25)    $  (4.01)
                                                             ===============================================



On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20.0 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock any time after June 30, 1998. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at $3.50 per share. Based on the Company's stock price on May 1, 1998, the date of issuance of the Class A Convertible Preferred Stock, these securities were deemed to have contained beneficial conversion features that must be recognized as a dividend paid to preferred shareholders. The value of the nondetachable conversion feature and accompanying warrants for the securities issued in May 1998 was $34,228,583.

NOTE D - ISSUANCE OF CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. See Item 2, "Changes in Securities - Recent Sale of Unregistered Securities."



NOTE E - NETRADIO CORPORATION


On October 19, 1999, NetRadio Corporation, the Company's majority owned subsidiary, closed on an initial public offering of 3,200,000 shares of its common stock at a price of $11.00 per share. As a result of the completion of the NetRadio initial public offering and the subsequent exercise of options by NetRadio option holders, Navarre's ownership of NetRadio decreased to less than fifty percent effective November 5, 1999. Accordingly, Navarre will not be required to consolidate NetRadio's results for periods after November 5, 1999 in Navarre future financial statements, but will report its interest in NetRadio on the equity method.

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement, NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Note bears interest at midwest prime plus one half-percentage point. The principal balance of the Note, approximately $9.6 million, is due on June 1, 2001.


The NetRadio results included in Navarre's results for the quarter and six months ended September 30, 1999 differ from the results reported by NetRadio due to certain timing and consolidated adjustments at Navarre.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                 ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
                                  1999       1998       1999       1998
                                 --------------------------------------
Net sales:
      Computer                    62.2%      65.7%      63.3%      66.8%
      Music                       37.2       34.2       36.3       33.1
                                 --------------------------------------
  Home entertainment products     99.4       99.9       99.6       99.9
  NetRadio                         0.6        0.1        0.4        0.1
                                 --------------------------------------
Total net sales                  100.0      100.0      100.0      100.0
Cost of sales                     87.0       89.2       87.6       88.1
                                 --------------------------------------
Gross profit                      13.0       10.8       12.4       11.9

Selling and promotion              4.9        3.1        4.5        3.1
Distribution and warehousing       2.1        1.7        2.1        1.6
General and administration        10.2        7.9        9.8        7.4
Depreciation and amortization      0.7        0.6        0.7        0.6
                                 --------------------------------------
Income (loss) from operations     (4.9)      (2.5)      (4.7)      (0.8)
Interest expense                  (0.1)      (1.5)      (0.2)      (1.4)
Other expense                      0.3        0.2        0.3        0.3
Net income (loss)                 (4.7)%     (2.6)%     (4.6)%     (1.3)%
                                 ======================================

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

Net sales of home entertainment products for the three-month period ended September 30, 1999 increased 22.3% from $54.8 million in fiscal 1999 to $67.0 million in fiscal 2000. For the six-month period ended September 30, 1999, net sales of home entertainment products increased 15.6% from $107.8 million in fiscal 1999 to $124.6 million for fiscal 2000. The gain was due to increased sales in the both the Computer Products Division and the Music Products Division. Computer products sales for the three-month period ended September 30, 1999 increased by 16.4% from $36.0 million in fiscal 1999 to $41.9 million for fiscal 2000. For the six-month period ended September 30, 1999, net sales of Computer products increased 9.8% from $72.1 million in fiscal 1999 to $79.2 million for fiscal 2000. This increase was primarily due to the rapid growth in PC software fulfillment with e-commerce retailers. Music sales for the three-month period ended September 30, 1999 increased 33.5% from $18.8 million in fiscal 1999 to $25.1 million for fiscal 2000. For the six-month period ended September 30, 1999, net sales of music increased 27.2% from $35.7 million in fiscal 1999 to $45.4 million for fiscal 2000. This increase was primarily due to popular releases from our exclusive independent labels. NetRadio sales for the three-month period ending September 30, 1999 increased from $41,000 in fiscal 1999 to $388,000 for fiscal 2000. For the six-month period ended September 30, 1999, NetRadio's net sales increased from $105,000 in fiscal 1999 to $608,000 for fiscal 2000. NetRadio's increase was primarily due to the growth of its advertising internet business.

Gross profit of home entertainment products for the three-month period ended September 30, 1999 increased 45.8% or $2.7 million from $5.9 million in fiscal 1999 to $8.6 million for fiscal 2000. For the six-month period ended September 30, 1999, gross profit of home entertainment products increased 19.5% or $2.5 million from $12.8 million in fiscal 1999 to $15.3 million for fiscal 2000. As a percentage of net sales, gross profit of home entertainment products for the three-month period ended September 30, 1999 increased from 10.8% in fiscal 1999 to 12.8% for fiscal 2000 and for the six-month period ended September 30, 1999, increased from 11.9% in fiscal 1999 to 12.3% for fiscal 2000. Gross margins from the Computer Products Division's net sales for the three-month period ended September 30, 1999 were $4.4 million or 10.5% as a percentage of net sales in fiscal 2000 compared with $3.2 million or 8.9% as a percentage of net sales in the same period in fiscal 1999. For the six-month period ended September 30, 1999, gross margins from the Computer Products Division's net sales were $8.5 million or 10.7% as a percentage of net sales in fiscal 2000 compared with $6.7 million or 9.3% as a percentage of net sales in the same period in fiscal 1999. The increase was primarily due to higher margin sales to e-commerce customers. Gross margins from music sales for the three-month period ended September 30, 1999 were $4.2 million or 16.7% of music net sales in fiscal 2000 compared with $2.7 million or 14.4% of music net sales for the same period in fiscal 1999. For the six-month period ended September 30, 1999, gross margins from the music sales were $6.8 million or 15.0% as a percentage of net sales in fiscal 2000 compared with $6.1 million or 17.1% as a percentage of net sales in the same period in fiscal 1999. The decrease was primarily due to customer returns of devaluated inventory titles.

Selling and promotion expense of home entertainment products for the three-month period ended September 30, 1999 increased from $1.7 million or 3.1% as a percentage of net sales in fiscal 1999 to $2.3 million or 3.4% as a percentage of net sales during the same period for fiscal 2000. For the six-month period ended September 30, 1999, selling and promotion expense of home entertainment products increased from $3.2 million or 3.0% as a percentage of net sales in fiscal 1999 to $4.2 million or 3.4% as a percentage of net sales during the same period for fiscal 2000. This increase was primarily due to increased freight costs. NetRadio's selling and marketing expense for the three-month period ended September 30, 1999 increased from $69,000 in fiscal 1999 to $1.0 million for fiscal 2000. For the six-month period ended September 30, 1999, NetRadio's selling and promotion expense increased from $126,000 in fiscal 1999 to $1.5 million for fiscal 2000. The increase in sales and marketing expenses was primarily due to the growth in NetRadio's sales force and marketing staff.

Distribution and warehousing expense for the three-month period ended September 30, 1999 increased from $913,000 or 1.6% as a percentage of net sales in fiscal 1999 to $1.4 million or 2.1% as a percentage of net sales for fiscal 2000. For the six-month period ended September 30, 1999, distribution and warehousing expense increased from $1.8 million or 1.7% as a percentage of net sales in fiscal 1999 to $2.6 million or 2.1% as a percentage of net sales during the same period for fiscal 2000. The increase was primarily due to increased costs associated with the increase in returns processing.

General and administration expenses of home entertainment products for the three-month period ended September 30, 1999 increased from $3.6 million in fiscal 1999 to $4.0 million for fiscal 2000 but decreased as a percentage of net sales from 6.6% in fiscal 1999 to 6.0% as a percentage of net sales during fiscal 2000. For the six-month period ended September 30, 1999, general and administration expenses of home entertainment products increased from $6.8 million in fiscal 1999 to $7.7 million for fiscal 2000 but decreased as a percentage of net sales from 6.3% in fiscal 1999 to 6.2% as a percentage of net sales during for fiscal 2000. The decrease was primarily due to its asset management strategic program. NetRadio's general and administration expenses for the three-month period ended September 30, 1999 increased from $752,000 in fiscal to $2.9 million for fiscal 2000. For the six-month period ended September 30, 1999, NetRadio's general and administration expenses increased from $1.2 million in fiscal 1999 to $4.5 million for fiscal 2000. The increase in NetRadio's general and administration expenses was primarily due cost associated with adding key personnel and building infrastructure.

Net interest expense for the three-month period ended September 30, 1999 decreased from $811,000 in fiscal 1999 to $97,000 for fiscal 2000. For the six-month period ended September 30, 1999, interest expense decreased from $1.5 million in fiscal 1999 to $296,000 for fiscal 2000. This decrease resulted from substantially lower borrowings.

Due to the unused losses from prior years and the current quarter's loss, the Company has not recorded any tax benefit.

Net income of home entertainment products for the three-month period ended September 30, 1999 was $1.1 million for fiscal 2000 compared to a net loss of $756,000 in the same three-month period in fiscal 1999. For the six-month period ended September 30, 1999, net income of home entertainment products was $787,000 for fiscal 2000 compared to a net loss of $512,000 in the same period in fiscal 1999. NetRadio's net loss for the three-month period ended September 30, 1999 was $4.5 million for fiscal 2000 compared to a net loss of $527,000 in the same three-month period in fiscal 1999. For the six-month period ended September 30, 1999, NetRadio's net loss was $6.8 million compared to a net loss of $770,000 in the same period in fiscal 1999.

YEAR 2000

The Company has completed evaluation of the potential impact of what is commonly referred to as the Year 2000 issue. The Company established a Year 2000 team working with every operational area throughout the Company. This team worked with management to commence the following steps: (i) implement a Year 2000 Assessment and Testing Plan for all internal information systems and other systems that contain micro-controllers that may be affected by the Year 2000 date change; (ii) communicate with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; (iii) assist our trade partners with the conversion of their purchasing and invoicing Electronic Data Interchange (EDI) documents to be Y2K compliant; and (iv) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical and the test results indicate that these systems are Year 2000 compliant. The Company engaged in a process to test, reprogram, update or replace all computer system non-compliant hardware and software and non-computer system related non-compliant office and warehouse systems and equipment. The Company has completed testing of mission critical systems and of non-mission critical systems. Implementation of software upgrades and replacement of non-compliant hardware is completed. The Company conducted a computer system and mission critical equipment check during July and August, by processing documents for both Fiscal 1999 and Fiscal 2000. The Company also completed the upgrade of its warehouse systems and Electronic Data Interchange (EDI) systems and is listed as being compliant by the National Retail Federation. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

To date, the Company has incurred expenditures totaling $250,000 in connection with the Company's effort to become Year 2000 compliant. No additional expenditures are anticipated.

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

The Company continues to develop contingency plans for its most critical areas. Details of such plans are dependent on the Company's final assessment of the Y2K readiness of its customers and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and sales of its equity securities. The level of borrowings has historically fluctuated significantly during the year. At September 30, 1999, the Company had accounts payable of $69.1 million financing assets of net accounts receivable of $56.3 million and inventory of $34.8 million.

For the six-month period ended September 30, 1999, net sales were $125.2 million for fiscal 2000, an increase of $17.3 million over net sales of $107.9 million in fiscal 1999. The Company used cash of $5.5 million in operating activities. Accounts receivable increased by $12.8 million, inventories increased by $5.6 million and accounts payable and accrued expense increased by $18.9 million. Investing activities used $1.1 million of cash, primarily for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $8.5 million in financing activities primarily through proceeds from the sale of Class B Preferred Stock of $8.0 million, net of fees. Cash at the end of the period increased $1.8 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base. At September 30, 1999, the Company had no borrowings under the credit facility.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended September 30, 1999. For additional information, refer to page 27 of the Company's 1999 Annual Report to Shareholders.


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

ITEM 2.   CHANGES IN SECURITIES

Recent Sale of Unregistered Securities

On August 20, 1999, Navarre announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety.

Subject to certain conditions, Navarre may require Fletcher to purchase the second tranche at any time beginning six months from the date a registration statement covering the common stock underlying the Class B Preferred Stock issued in the first tranche is declared effective and ending on August 20, 2002. A registration statement covering the common stock underlying the Class B shares was declared effective on October 12, 1999. The second tranche consists of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. The purchase price will be equal to $8.5 million, or $250 per share of Class B Preferred Stock, and the warrant exercise price is $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. If Navarre fails to exercise its option within this time frame; Fletcher will have one year to demand that Navarre issue Fletcher up to 50,000 additional shares of Class B Preferred Stock at a purchase price of $250 per share.

The third tranche consists of 34,000 shares of Class B Preferred Stock and a four-year warrant to purchase 16,000 shares of Class B Preferred Stock. Subject to certain conditions, Navarre is required to issue the third tranche, at Fletcher's option, during the period beginning six months from the date a registration statement covering the common stock underlying the securities issued in the first tranche becomes effective and ending three years from the date the option commences. The purchase price will be $8.5 million, or $250 per share of Class B Preferred Stock, and the warrant exercise price is $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. If Fletcher fails to exercise its option within this time frame, Navarre will have one year to demand that Fletcher purchase up to 50,000 additional shares of Class B Preferred Stock at a purchase price of $250 per share.

Fletcher may convert shares of Class B Preferred Stock into shares of Navarre's common stock at any time after issuance provided certain conditions are met. In addition, subject to certain conditions, Navarre may demand conversion of the 34,000 shares of Class B Preferred Stock issued in the first tranche and the 34,000 shares of Class B Preferred Stock issued in the second tranche one year from the date the Class B Preferred Stock was issued. The conversion ratio is determined by dividing $250 by a variable conversion price, which is tied to the market price of the common stock. The conversion price can be no greater than 180% of the closing price of the common stock on the date prior to the date the Class B Preferred Stock or the warrant covering shares of Class B Preferred Stock was issued. In addition, for the six-month period ended February 20, 1000, the conversion price can be no less than $9.25. Subject to certain conditions, the Class B Preferred Stock will be automatically converted into common stock three years after the issuance of the Class B Preferred Stock.

The holders of Class B Preferred Stock are entitled to a $250 per share liquidation preference in the event Navarre ceases operations. Holders of Class B Preferred Stock are not entitled to receive dividends unless a default event has occurred. If a default event occurs, the holders of Class B Preferred Stock are entitled to receive dividends of fifteen percent (15%) of $250 on an annual basis for each share owned until the default event is cured. Holders of Class B Preferred Stock do not have voting rights unless a default event has occurred and Navarre fails to pay dividends. Upon the occurrence of a default event and non-payment of dividends, the holders may appoint members of the Board of Directors in proportion to their ownership of outstanding common stock as though all outstanding Class B Preferred stock had been converted into Common Stock.

A default event occurs if Navarre fails to (i) register the common stock underlying the Class B Preferred stock within a specified time frame, (ii) obtain the consent of its shareholders to the issuance of shares when required, or (iii) redeem Class B Preferred Stock owned by holders who objected to combinations that do not meet certain criteria for a 33% premium over the liquidation preference.

In connection with the execution of the Subscription Agreement, and the issuance of the Class B Preferred Stock to Fletcher, Navarre engaged Wit Capital Corporation as its investment banker and agreed to pay Wit Capital Corporation a fee of five percent (5%) of the gross proceeds it receives under the Subscription Agreement. Fees will be paid as funds are received by Navarre. The Subscription Agreement was dated and entered into on July 31, 1999, but was subject to subsequent approval by the Navarre Board of Directors and satisfaction of certain closing conditions.

Navarre believes the issuance of the Class B Preferred Stock was exempt under
Section 4(2).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 9, 1999. At the meeting, the following action was taken:

            1. The following persons were re-elected as directors of the
Company:

                     NAMES              VOTES FOR         VOTES WITHHELD
                     -----              ---------         --------------

                Eric H. Paulson        21,897,501             985,699
                James G. Sippl         21,911,743             971,457

            2. An amendment to the Company's Articles of Incorporation to authorize the increase the number of authorized shares of common stock was approved by a vote of 20,754,452 shares in favor, 2,028,825 shares against and 99,923 shares abstaining.

            3. An amendment to the Company's 1992 Stock Option Plan was approved by a vote of 6,591,728 shares in favor, 1,755,066 shares against, 142,268 shares abstaining and 14,394,138 broker non-votes. The amendment required the affirmative vote of a majority of the holders present and voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are included herein:


                        Exhibit 10.1 Multiple Advance Note dated as of March 1, 1999 between Navarre Corporation and NetRadio Corporation, incorporated by reference from Exhibit
                        10.13 of the NetRadio Registration Statement on Form S-1, File No 333-73621, as amended.

                        Exhibit 10.2 Separation Agreement dated as of March 2, 1999 between Navarre Corporation and NetRadio Corporation, incorporated by reference from Exhibit
                        10.16 of the NetRadio Registration Statement on Form S-1, File No 333-73621, as amended.

                        Exhibit 27: Financial data schedule

            (b) Reports on Form 8-K

                        On September 2, 1999, the Company filed a Form 8-K dated August 20, 1999 announcing its sale of shares of Class B Convertible Preferred Stock to Fletcher International Limited.

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NAVARRE CORPORATION
                                        (Registrant)




Date:  November 12, 1999                By  /s/ Eric H. Paulson
                                        -----------------------
                                        Eric H. Paulson
                                        Chairman of the Board,
                                        President and
                                        Chief Executive Officer


Date:  November 12, 1999                By /s/ Charles E. Cheney
                                        ------------------------
                                        Charles E. Cheney
                                        Treasurer and Secretary,
                                        Executive Vice President,
                                        and Chief Financial Officer