Form 10-Q/A
period 1999-09-30
NAVARRE CORP /MN/
filed 1999-12-07
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period September 30, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from _____________ to ______________


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

                               NAVARRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  The Company has amended the following:

                  Notes to Condensed Consolidated Financial Statements - September 30, 1999

                           Note E - NetRadio Corporation



SIGNATURES

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

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at Midwest prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.


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


                                           NAVARRE CORPORATION
                                           (Registrant)




Date:  December 7, 1999                    By  /s/ Eric H. Paulson
                                           -----------------------
                                           Eric H. Paulson
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer


Date:  December 7, 1999                    By  /s/ Charles E. Cheney
                                           ------------------------
                                           Charles E. Cheney
                                           Treasurer and Secretary,
                                           Executive Vice President,
                                           and Chief Financial Officer