Form 10-Q
period 1999-12-31
NAVARRE CORP /MN/
filed 2000-02-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the quarterly period December 31, 1999

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

Common Stock, No Par Value - 23,533,835 shares as of January 31, 2000

                               NAVARRE CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                           December 31, 1999 and March 31, 1999

                  Consolidated Statements of Operations -
                           Three months and nine months ended December 31, 1999 and 1998

                  Consolidated Statements of Cash Flows - Nine months ended
                           December 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements - December 31, 1999

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           DECEMBER 31, 1999      MARCH 31, 1999
                                                                           -------------------------------------
ASSETS                                                                        (UNAUDITED)             (NOTE)
Current assets:
  Cash                                                                        $   8,715             $     92
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $4,311 and $3,810, respectively                        77,475               43,465
  Inventories                                                                    28,130               29,223
  Note receivable, related parties                                                9,937                  221
  Refundable income taxes                                                            --                  613
  Prepaid expenses and other current assets                                         147                  908
                                                                              ------------------------------
Total current assets                                                            124,404               74,522

Property and equipment, net of accumulated depreciation of
  $4,133 and $5,251, respectively                                                 2,230                3,361
Other assets:
  Goodwill                                                                          399                  853
  Other assets                                                                      113                  744
Equity investment in NetRadio                                                     4,089                   --
Total assets                                                                  $ 131,235             $ 79,480
                                                                              ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                                        $      --             $    329
  Current portion of long-term debt                                                  --                   93
  Accounts payable                                                               85,688               51,831
  Accrued expenses                                                                2,180                1,949
                                                                              ------------------------------
Total current liabilities                                                        87,868               54,202

Long-term debt, less current maturities                                              --                  114

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 34,000 and none, respectively                 8,011                   --
  Common stock, no par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares-23,523,435 and  23,344,046, respectively       91,469               91,415
  Retained deficit                                                              (56,053)             (66,119)
  Unearned compensation                                                             (60)                (132)
                                                                              ------------------------------
Total shareholders' equity                                                       43,367               25,164
                                                                              ------------------------------
Total liabilities and shareholders' equity                                    $ 131,235             $ 79,480
                                                                              ==============================


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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  DECEMBER 31,                       DECEMBER 31,
                                                           1999                 1998                 1999          1998
                                                        ----------------- ----------------- ---------------- -----------------

Net sales                                                $ 99,137             $ 74,740          $ 224,287        $ 182,682

Cost of sales                                              86,855               65,922            196,430          161,012
                                                        ----------------- ----------------- ---------------- -----------------

Gross profit                                               12,282                8,818             27,857           21,670

Operating expenses:
  Selling and promotion                                     2,920                3,078              8,582            6,409
  Distribution and warehousing                              1,741                1,589              4,370            3,356
  General and administration                                5,515                5,477             17,773           13,469
  Depreciation and amortization                               394                  639              1,273            1,255
                                                        ----------------- ----------------- ---------------- -----------------
                                                           10,570               10,783             31,998           24,489
                                                        ----------------- ----------------- ---------------- -----------------

Income (loss) from operations                               1,712               (1,965)            (4,141)          (2,819)

Other expense:
  Interest expense                                           (110)                (741)              (405)          (2,264)
  Other income                                                414                  136                774              446

Equity loss from investment in NetRadio                    (2,006)                  --             (2,006)              --
                                                        ----------------- ----------------- ---------------- -----------------

Income (loss) before income taxes                              10               (2,570)            (5,778)          (4,637)

Income tax benefit                                             --                1,427                 --              642
Minority interests in subsidiary                               --                   --                 --             (110)
                                                        ----------------- ----------------- ---------------- -----------------

Net income (loss)                                        $     10             $ (3,997)         $  (5,778)       $  (5,389)

Preferred nondetachable conversion feature
  and warrant valuation                                        --                   --                 --          (34,229)
Preferred dividend requirements                                --                  (85)                --             (662)
                                                        ----------------- ----------------- ---------------- -----------------
Net income (loss) applicable to common shares            $     10             $ (4,082)         $  (5,778)       $ (40,280)
                                                        ================= ================= ================ =================

Net income (loss) per common share:
  Basic                                                  $    .00             $   (.26)         $    (.25)       $   (3.55)
                                                        ================= ================= ================ =================
  Diluted                                                $    .00             $   (.26)         $    (.25)       $   (3.55)
                                                        ================= ================= ================ =================
Weighted average common and
  Common equivalent shares outstanding
  Basic                                                    23,518               15,914             23,466           11,335
                                                        ================= ================= ================ =================
  Diluted                                                  25,950               15,914             23,466           11,335
                                                        ================= ================= ================ =================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED DECEMBER 31
                                                                       1999               1998
                                                                    --------------- ----------------
OPERATING ACTIVITIES
Net loss                                                            $  (5,778)          $  (5,389)
Adjustments to reconcile net earnings (loss) to net cash
  Used in operating activities:
    Depreciation                                                        1,041               1,017
    Amortization of intangible assets                                     232                 238
    Amortization of unearned compensation                                  72                  71
    Equity loss from investment in NetRadio                             2,006                  --
    Minority interests in subsidiary                                       --                 110
    Valuation-stock compensation                                          495                  --
    Changes in operating assets and liabilities:
      Accounts receivable                                             (27,218)            (29,021)
      Inventories                                                       1,093             (16,466)
      Prepaid expenses and other assets                                  (409)                271
      Income tax receivable                                               613               2,265
      Accounts payable and accrued expenses                            30,227              20,001
                                                                    ---------           ---------
Net cash provided (used in) operating activities                        2,374             (26,903)

INVESTING ACTIVITIES
Note receivable, related parties                                         (119)                 47
Purchase of equipment and leasehold improvements                       (2,093)             (1,474)
                                                                    ---------           ---------
Net cash used in investing activities                                  (2,212)             (1,427)

FINANCING ACTIVITIES
Payment on long-term debt                                                  --                (103)
Proceeds from notes payable, bank                                     104,448             152,669
Payment on notes payable, bank                                       (104,777)           (165,291)
Proceeds from notes payable, other                                         --                 125
Proceeds from sale of subsidiary stock                                     --                  65
Proceeds from sale of preferred stock and warrants                      8,011              18,823
Exercise of common stock warrants                                          12              21,528
Exercise of common stock options                                          767               1,067
Payment of dividends                                                       --                (509)
                                                                    ---------           ---------
Net cash provided by financing activities                               8,461              28,374
                                                                    ---------           ---------

Net increase in cash                                                    8,623                  44
Cash at beginning of period                                                92                  23
                                                                    ---------           ---------
Cash at end of period                                               $   8,715           $      67
                                                                    =========           =========

                               NAVARRE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its partially owned subsidiary, NetRadio Corporation, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 1999. Certain balances at December 31, 1998 have been reclassified to conform to the December 31, 1999 presentation.


     NOTE B - BUSINESS SEGMENTS

     Financial Information by reportable business segment is included in the following summary:


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    DECEMBER 31                    DECEMBER 31
(In thousands)                                                  1999            1998          1999             1998

--------------------------------------------------------------------------------------------------------------------------

NET SALES
Home Entertainment Products                                    99,009           74,630       223,561          182,474
NetRadio (1)                                                      129              110           737              214
                                                           ---------------------------------------------------------------
CONSOLIDATED NET SALES                                         99,137           74,740       224,287          182,682
                                                           ===============================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                                     3,390              321         3,521              813
NetRadio (1)                                                   (1,638)          (2,274)       (7,833)          (3,632)
                                                           ---------------------------------------------------------------
CONSOLIDATED INCOME (LOSS)                                      1,712           (1,965)       (4,141)          (2,819)
                                                           ===============================================================
Net Interest Expense                                             (110)            (741)         (405)          (2,264)
Other Income (Expense)                                            414              136           774              446
Equity loss from investment in NetRadio                         (2006)            ----         (2006)            ----
                                                           ---------------------------------------------------------------
NET INCOME (LOSS) BEFORE INCOME TAXES                              10           (2,570)       (5,778)          (4,637)
                                                           ===============================================================


(1) Includes consolidated results of NetRadio only through November 5, 1999. See Note E.

NOTE C - NET EARNINGS (LOSS) PER SHARE

Preferred stock, preferred stock warrants and employee stock options are not included in the calculation for the periods ending December 31, 1999 and 1998, respectively, because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:
         (In thousands, except per share data)


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 DECEMBER 31,                DECEMBER 31
                                                              1999            1998         1999          1998
                                                              ----------------------- ---------------------------
Numerator:
  Net income (loss)                                              $    10      $ (3,997)    $ (5,778)     $ (5,389)
    Less preferred nondetachable conversion feature
      and warrant valuation                                           --            --           --       (34,229)
    Less preferred dividend requirements                              --           (85)          --          (662)
                                                               --------- ------------- ------------ -------------
    Adjusted net income (loss) applicable to common stock        $    10      $ (4,082)    $ (5,778)     $(40,280)
Denominator:
    Denominator for basic earnings per
      Share--weighted-average shares                              23,518        15,914       23,466        11,335
  Dilutive securities:
    Preferred stock                                                   --            --           --            --
    Employee stock options                                            --            --           --            --
  Denominator for diluted earnings
    per share--adjusted
    weighted-average shares                                       25,950        15,914       23,466        11,335
                                                               --------- ------------- ------------ -------------

Basic net income (loss) per share                                $   .00      $   (.26)    $   (.25)     $  (3.55)
                                                               ========= ============= ============ =============
Dilutive net income (loss) per share                             $   .00      $   (.26)    $   (.25)     $  (3.55)
                                                               ========= ============= ============ =============



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


NOTE E - NETRADIO CORPORATION

On October 19, 1999, NetRadio Corporation, the Company's majority owned subsidiary, closed on an initial public offering of 3,200,000 shares of its common stock at a price of $11.00 per share. As a result of the completion of the NetRadio initial public offering and the subsequent exercise of options by NetRadio option holders, Navarre's ownership of NetRadio decreased to less than fifty percent effective November 5, 1999. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio on the equity method.

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.

The NetRadio results included in Navarre's results for the quarter and nine months ended December 31, 1999 differ from the results reported by NetRadio due to certain timing and consolidating adjustments at Navarre.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  DECEMBER 31,           DECEMBER 31,
                                                 1999       1998      1999         1998
                                              --------------------- -------------------
Net sales:
    Computer                                       64.2       69.2      63.7       67.8
    Music                                          35.7       30.7      36.0       32.1
                                              ---------- ---------- --------- ----------
  Home entertainment products                      99.9       99.9      99.7       99.9
  NetRadio                                          0.1        0.1       0.3        0.1
                                              ---------- ---------- --------- ----------
Total net sales                                   100.0      100.0     100.0      100.0
Cost of sales                                      87.6       88.2      87.6       88.1
                                              ---------- ---------- --------- ----------
Gross Profit                                       12.4       11.8      12.4       11.9

Selling and promotion                               2.9        4.1       3.8        3.5
Distribution and warehousing                        1.8        2.1       2.0        1.8
General and administration                          5.6        7.3       8.0        7.4
Depreciation and amortization                       0.4        0.9       0.6        0.7
                                              ---------- ---------- --------- ----------
Income (loss) from operations                       1.7       (2.6)     (1.8)      (1.5)
Interest expense                                   (0.1)      (1.0)     (0.2)      (1.2)
Other income                                        0.4        0.2       0.3        0.2
Equity loss from investment in NetRadio            (2.0)       --       (0.9)       --
                                              ========== ========== ========= ==========
Net income (loss)                                   0.0       (5.3)     (2.6)      (2.9)
                                              ========== ========== ========= ==========

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors see the section entitled "Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 1999, and the section "Risk Factors" in the Company's Prospectus dated January 11, 2000 and filed with the SEC on January 12, 2000.

As noted in Note E of Notes to financial statements, as a result of NetRadio Corporation October 1999 initial public offering and subsequent exercise of options by NetRadio optionholders, Navarre's ownership of NetRadio decreased to less than fifty percent as of November 5, 1999. As a result, for periods after November 5, 1999, Navarre is not required to consolidate the results of NetRadio in its results. In this Management,s Discussion and Analysis section, the Company separately discusses its results of operations for the home entertainment products distributed by Navarre and the results of operations attributable to NetRadio.

HOME ENTERTAINMENT PRODUCTS
---------------------------

Home entertainment products net sales for the three-month period ended December 31, 1999 increased 32.7% from $74.6 million in fiscal 1999 to $99.0 million in fiscal 2000. For the nine-month period ended December 31, 1999, net sales of home entertainment products increased 22.5% from $182.5 million in fiscal 1999 to $223.6 million for fiscal 2000. The gain was due to increased sales in both the Computer Products Division and the Music Products Division. Computer product sales for the three-month period ended December 31, 1999 increased by 23.2% from $51.7 million in fiscal 1999 to $63.6 million for fiscal 2000. For the nine-month period ended December 31, 1999, net sales of computer products increased 15.4% from $123.8 million in fiscal 1999 to $142.8 million for fiscal 2000. This increase was primarily due to the rapid growth in PC software fulfillment with e-commerce retailers. Music sales for the three-month period ended December 31, 1999 increased 54.0% from $23.0 million in fiscal 1999 to $35.4 million for fiscal 2000. For the nine-month period ended December 31, 1999, net sales of music increased 37.6% from $58.7 million in fiscal 1999 to $80.8 million for fiscal 2000. This increase was primarily due to stronger releases from our exclusive independent labels.

Gross profit of home entertainment products for the three-month period ended December 31, increased 40.2% or $3.5 million from $8.7 million in fiscal 1999 to $12.2 million for fiscal 2000. For the nine-month period ended December 31, gross profit of home entertainment products increased 27.8% or $6.0 million from $21.5 million in fiscal 1999 to $27.5 million for fiscal 2000. As a percentage of net sales, gross profit of home entertainment products for the three- month period ended December 31, increased from 11.7% in fiscal 1999 to 12.3% for fiscal 2000 and for the nine-month period ended December 31, increased from 11.8% in fiscal 1999 to 12.3% for fiscal 2000. Gross margins from the Computer Products Division's net sales for the three-month period ended December 31, were $6.8 million or 10.8% as a percentage of net sales in fiscal 2000 compared with $5.0 million or 9.6% as a percentage of net sales in the same period in fiscal 1999. For the nine-month period ended December 31, gross margins from the Computer Products Division's net sales were $15.3 million or 10.7% as a percentage of net sales in fiscal 2000 compared with $11.6 million or 9.4% as a percentage of net sales in the same period in fiscal 1999. The increase was primarily due to higher margin sales to e-commerce customers. Gross margins from music sales for the three-month period ended December 31, were $5.4 million or 15.2% of music net sales in fiscal 2000 compared with $3.8 million or 16.5% of music net sales for the same period in fiscal 1999. For the nine-month period ended December 31, gross margins from the music sales were $12.2 million or 15.1% as a percentage of net sales in fiscal 2000 compared with $9.9 million or 16.8% as a percentage of net sales in the same period in fiscal 1999. The decrease was primarily due to customer returns of lower margin inventory titles.

Selling and promotion expense of home entertainment products for the three-month period ended December 31, increased from $2.5 million in fiscal 1999 to $2.6 million in fiscal 2000, but as a percentage of net sales decreased from 3.4% in fiscal 1999 to 2.7% for fiscal 2000. For the nine-month period ended December 31, selling and promotion expense of home entertainment products increased from $5.7 million in fiscal 1999 to $6.8 million for fiscal 2000, but as a percentage of net sales it remained the same at 3.1% for both fiscal 2000 and 1999.

Distribution and warehousing expense of home entertainment products for the three-month period ended December 31, increased from $1.6 million in fiscal 1999 to $1.7 million for fiscal 2000, but as a percentage of net sales decreased from 2.1% in fiscal 1999 to 1.8% for fiscal 2000. For the nine-month period ended December 31, distribution and warehousing expense increased from $3.4 million or 1.8% as a percentage of net sales in fiscal 1999 to $4.4 million or 2.0% as a percentage of net sales during the same period for fiscal 2000. The increase was primarily due to costs associated with the increase in returns processing.

General and administration expenses of home entertainment products for the three-month period ended December 31, increased from $4.0 million in fiscal 1999 to $4.2 million for fiscal 2000 but decreased as a percentage of net sales from 5.4% in fiscal 1999 to 4.2% as a percentage of net sales during fiscal 2000. For the nine-month period ended December 31, general and administration expenses of home entertainment products increased from $10.8 million in fiscal 1999 to $11.9 million for fiscal 2000 but decreased as a percentage of net sales from 5.9% in fiscal 1999 to 5.3% as a percentage of net sales for fiscal 2000. The decrease was primarily due to its asset management strategic program.

Interest expense for the three-month period ended December 31, decreased from $741,000 in fiscal 1999 to $110,000 for fiscal 2000. For the nine-month period ended December 31, interest expense decreased from $2.3 million in fiscal 1999 to $405,000 for fiscal 2000. This decrease resulted from substantially lower borrowings.

Other income consists of interest income for the three-month period ended December 31, increased from $136,000 in fiscal 1999 to $414,000 for fiscal 2000. For the nine-month period ended December 31, interest income increased from $446,000 in fiscal 1999 to $774,000 for fiscal 2000. This increase was primarily due to interest received from our cash investments.

Due to the unused losses from prior years and the current quarter's loss, the Company has not recorded any tax benefit.

Net income of home entertainment products for the three-month period ended December 31, was $1.8 million for fiscal 2000 compared to a net loss of $1.3 million in the same three-month period in fiscal 1999. For the nine-month period ended December 31, net income of home entertainment products was $2.6 million for fiscal 2000 compared to a net loss of $1.8 million in the same period in fiscal 1999.

NETRADIO
--------

During the three-month period from October 1, 1999 through December 31, 1999 and during the nine-month period from April 1, 1999 through December 31, 1999, NetRadio had an increase in net sales. During these periods, NetRadio also had increases in selling and promotion expenses, and in general and administration expenses, reflecting a higher level of operations associated with the increase in net sales. Because Navarre did not consolidate NetRadio's results for periods after November 5, 1999, NetRadio results for periods after November 5, 1999 are reflected in Navarre's financial statements on the equity method. Under the equity method, Navarre reports losses in NetRadio for each period as "Equity loss from investment in NetRadio" in an amount equal to Navarre's ownership of NetRadio.

NetRadio sales increased from $110,000 for the three-month period ending December 31, 1998 to $129,000 in the fiscal 2000 third quarter period ending November 5, 1999. NetRadio's net sales increased from $214,000 in the nine-month period ended December 31, 1998 to $737,000 in the fiscal 2000 year to date period ending November 5, 1999.

NetRadio's selling and marketing expense were $564,000 for the three-month period ended December 31, 1998 and $263,000 in the fiscal 2000 third quarter period ending November 5, 1999. NetRadio's selling and promotion expense increased from $689,000 in the nine-month period ended December 31, 1998 to $1.7 million in the fiscal 2000 year to date period ending November 5, 1999.

NetRadio's general and administration expenses were $1.5 million for the three-month period ended December 31, 1998 and $1.3 million for fiscal 2000 third quarter period ending November 5, 1999. NetRadio's general and administration expenses increased from $2.7 million for the nine-month period ended December 31, 1998 to $5.8 million for the fiscal 2000 year to date period ending November 5, 1999.

Net Radio's net loss was $2.7 million for the three-month period ended December 31, 1998 compared to a net loss of $1.7 million in the year 2000 third quarter period November 5, 1999. For the nine-month period ended December 31, 1998, NetRadio's net loss was $3.5 million compared to a net loss of $8.5 million in fiscal 2000 year to date period ending November 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and sales of its equity securities. The level of borrowings has historically fluctuated significantly during the year. At December 31, 1999, the Company had net accounts receivable of $77.5 million, inventory of $28.1 million and accounts payable of $85.7 million.

For the nine-month period ended December 31, 1999, net sales were $224.3 million, an increase of $41.6 million over net sales of $182.7 million in fiscal 1999. The Company generated cash of $2.4 million in operating activities. Accounts receivable increased by $27.2 million and accounts payable and accrued expense increased by $30.2 million, while inventories decreased by $1.1 million. Investing activities used $2.2 million. The Company generated net cash of $8.5 million in financing activities primarily through proceeds from the sale of Class B Preferred Stock of $8.0 million, net of fees. Cash at the end of the period was $8.7 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $45.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base. At December 31, 1999, the Company had no borrowings under the credit facility.

Prior to October 1999, Navarre financed NetRadio's operations. With the completion of the NetRadio initial public offering in October 1999, Navarre ceased financing NetRadio's operations. As noted in Note E of Notes to financial statements in this Form 10-Q, in connection with NetRadio's initial public offering, Navarre and NetRadio entered into a Term Note under which NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended December 31, 1999. For additional information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or results of operation. In addition, the Company is subject to the litigation listed below.

On December 6, 1999, Daniel Chen, on behalf of himself and others similarly situated, filed a complaint in the United States District Court, District of Minnesota, against the Company and its directors alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Commission, and violation of Section 20(a) of the Securities Exchange Act of 1934. Plaintiff's complaint is essentially based on the factual allegations that Navarre and/or its directors made material misleading statements or omissions regarding the timing of an initial public offering of shares in its subsidiary, NetRadio Corporation. The plaintiff seeks unspecified damages and certification of a class to include all those similarly situated and who acquired shares of Navarre Corporation during the time period of November 25, 1998 through December 9, 1998. Navarre and the directors have timely answered the Chen complaint, denied liability, asserted numerous affirmative defenses including, among others, failure to state a claim and failure to comply with the pleading requirements of Federal Rule of Civil Procedure 9 and the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Navarre and the directors intend to vigorously defend against plaintiff's claims.

On January 26, 2000, Judy Poucher filed a complaint virtually identical to the complaint filed by Mr. Chen seeking essentially the same relief as that requested by Mr. Chen. The Poucher complaint has not yet been served, and a response is not yet due. Navarre and the directors intend to vigorously defend against this plaintiff's claims also.

These lawsuits are in the very early stages of the proceeding, and pursuant to applicable procedural rules governing class action lawsuits and the Reform Act as well as an agreement between the parties, discovery in the matter is currently stayed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:
     (a)  Exhibit 27:  Financial data schedule
     (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                               NAVARRE CORPORATION




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NAVARRE CORPORATION
                                              (Registrant)




Date:  February 14, 1999                      By /s/ Eric H. Paulson
                                              ----------------------
                                              Eric H. Paulson
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer




Date:  February 14, 1999                      By /s/ Charles E. Cheney
                                              ------------------------
                                              Charles E. Cheney
                                              Vice Chairman of the Board,
                                              Treasurer and Secretary,
                                              Executive Vice President,
                                              And Chief Financial Officer