Form 10-K
period 2000-03-31
NAVARRE CORP /MN/
filed 2000-06-27
CIK 911650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

       Registrant's telephone number, including area code: (763) 535-8333

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                                                             NO PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of June 13, 2000, the Company had 25,649,492 outstanding shares of Common Stock, no par value.

As of June 13, 2000, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was $43,897,690 based on the last reported sale price of $2.00 on the Nasdaq Stock Market on that date.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, a copy of which will be filed within 120 days of March 31, 2000, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products and DVD videos. Navarre sells to major music and software retailers, wholesalers and rackjobbers. In addition, through its wholly owned subsidiary, eSplice, Inc., a development stage company, Navarre is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

Navarre's operations were classified into three business segments for fiscal 2000, based upon products and services provided. They were home entertainment products, NetRadio Corporation and eSplice, Inc. The home entertainment products segment distributes two principal products, computer software products and music products. The only major distributor to distribute both music and software, the Company is recognized as an industry leader in the distribution of consumer software in addition to being recognized as a leader in the distribution of independent music labels and artists. The Company's product line contains over 20,000 stock keeping units ("SKUs") of compact discs, cassettes, personal computer software, interactive CD-ROM software and DVD videos sold to over 500 customers with over 10,000 locations throughout the United States. The Company's broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers,
(iii) computer specialty stores, (iv) music specialty stores and (v) book stores. During fiscal years 1998, 1999, and 2000 computer software accounted for 69.9%, 71.5% and 65.4% of net sales while sales of music products accounted for 30.0%, 28.4% and 34.3% of net sales.

NetRadio is a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. NetRadio uses audio content to generate revenues from sales of audio merchandise through its online store and from Internet advertising, including advertisements placed within NetRadio audio broadcasts. On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent.

eSplice, Inc. is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback. With access to a large catalog of music and software content in digital form, eSplice has the ability to offer secure download solutions to the broadest possible base of e-commerce customers.

THE COMPANY'S MARKETS

HOME ENTERTAINMENT PRODUCTS

Personal Computer Software

The personal computer software distribution channel has traditionally been more fragmented than the more mature distribution channels for prerecorded music and video. During 1998, considerable consolidation occurred within the personal consumer software distribution channel. This consolidation, which was a migration to publishing/distribution entities with increased market power and numerous sub or affiliate labels, slowed somewhat during 1999.

According to P.C. Data, retail software revenues increased 8.7% to $5.6 billion in 1999 compared to an increase of 13% for 1998. The industry wide, retail price of software dropped in 1999; however, the price fall-off was slower than in previous years, while unit sales increased 10.6%. Three of the six categories that comprise distributor sales for the software market experienced substantial growth during the year. Those being, finance, which increased 23%, the business category increased 10.4% and the game category grew 9.2%. The personal productivity and education software categories experienced single-digit increases, 2.1% and 1.2% respectively. Additionally, these categories' unit growth was also low, 4.3% and 6.2% respectively. Reference experienced the biggest drop-off, 12%. This is due primarily to the fact that many reference products are now available on the web. In its fiscal year ended March 31, 2000, the Company's net software sales rose by 24% over the previous fiscal year.

During the 2000 fiscal year, the Company dramatically expanded the number of e-commerce customers for whom it performs fulfillment and distribution services. The Company's business-to-business Web site, which integrates on-line ordering and deployment of text and visual product information, was revised to allow for easier navigation and ordering. These services include sales of both prerecorded music and personal computer software.

PRERECORDED MUSIC

A significant amount of consolidation has recently occurred in both the production and distribution components of the prerecorded music industry. Industry sources indicate that approximately seventy-five (75%) of the industry's total revenue is derived from production or distribution by the five major companies through their record labels and their affiliated distribution companies. They are (i) Time-Warner and Warner/Electra/Atlantic Corporation
(WEA); (ii) Sony Corporation and Sony Music Distribution; (iii) Thorn/EMI and EMI Music Distribution; (iv) Bertelsmann A.G. and BMG Distribution; and (v) The Seagram Company, Ltd./MCA, Inc., Universal Music and Video Distribution. In addition to these major labels and their distribution companies, there are a number of independent labels that produce recordings for artists and a number of independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis. These independent labels and their distributors currently represent twenty-five (25%) of the industry's total revenue.

According to the Recording Industry Association of America ("RIAA") at 1999 year-end, manufacturers saw a 6.3% increase in audio and video product shipped to domestic markets (from $13.7 billion in 1998 to $14.6 billion units in 1999) at suggested list price.

Distributors perform a number of functions in the music industry. Although the major labels are generally distributed to the retail channel directly by their affiliated distribution companies, there are a number of areas where alternative distribution methods are required. These include (i) the distribution of labels other than major labels, which cover recordings by national, regional and local artists; (ii) the distribution of products to retailers that are too small to buy in quantity from the major label distribution companies; (iii) distribution channels that the major label distribution companies choose not to sell to; (iv) the distribution of products as secondary suppliers filling in temporary out-of-stock conditions; (v) the distribution to retailers requiring special packaging needs, vendor managed inventory and consolidation of independent labels; and (vi) fulfillment for Internet retailers direct to consumers.

The Company's music products division has two divisions, the Independent Music Division ("IMD") which sells music of independent artists and labels and the Alternative Retail Marketing Division ("ARM") which sells major label music CDs and DVD to alternative retail outlets such as wholesale clubs and mass merchants. IMD has become the distributor of choice for a variety of independent artists and labels. With a sales force covering 50 states and Canada, the IMD group delivers these independent artists and labels access to the retail accounts. The Alternative Retail Marketing Division's focus in 1999 was its strategic move into the distribution of DVD videos to its current and new customer base.

NETRADIO

NetRadio is a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site, www.netradio.com. NetRadio uses content to attract a large, diverse audience and retain them on its site for extended periods of time. The site connects music enthusiasts with 15 interactive music communities from Jazz and Rock, to New Age and Classical. With NetRadio.com's On-Screen Player, listeners can see the title and artist of every song as it plays and can simply click at any time to seamlessly purchase what they have been hearing. Revenues are generated from sales of audio merchandise through its online music store, and Internet advertising, which consists of banner advertising placed on its Web site, barter advertising, special promotional advertisements and advertisements placed within its audio broadcasts.

On May 1, 1996, the Company entered into a stock purchase agreement with NetRadio Corporation, a Nevada corporation ("NetRadio (Nevada)"), which owned and operated NetRadio Network, an Internet-only radio network under which Navarre acquired fifty percent of the stock of NetRadio. In March 1997, the Company acquired the remainder of NetRadio and sold 15% of NetRadio to ValueVision International, Inc.

On October 19, 1999, NetRadio Corporation, the Company's majority owned subsidiary, closed on an initial public offering of 3,200,000 shares of its common stock at a price of $11.00 per share. As a result of the completion of the NetRadio initial public offering and the subsequent exercise of options by NetRadio option holders, Navarre's ownership of NetRadio decreased to less than fifty percent effective November 5, 1999. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method.

In connection with the NetRadio initial public offering, in March 1999, Navarre and NetRadio entered into a separation agreement under which Navarre agreed to contribute to the capital of NetRadio $5.2 million of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5.2 million of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001.

eSPLICE, INC.

eSplice, Inc. is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback. With access to a large catalog of music and software content in digital form, eSplice has the ability to offer secure download solutions to the broadest possible base of e-commerce customers. eSplice is charged with implementing a distribution model that incorporates Navarre's current physical product line-up of PC software, music, and DVD as well as offering a secure digital solution to its current customers and future affiliate partners. Through eSplice, Navarre has the ability to offer its retail customers the ability to seamlessly integrate digital content within their e-commerce sites, permitting the combination of physical and digital goods within a single transaction.

COMPETITION

The home entertainment products segment comprised of prerecorded music and personal computer software distribution industry is highly competitive. The Company's competitors include other national and regional distributors, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than the Company. The ability of the Company to effectively compete in the future depends upon a number of factors, including its ability to (i) obtain exclusive national distribution contracts and licenses with independent labels and manufacturers;
(ii) maintain its margins and volume; (iii) expand its sales through a varied range of products and personalized services; (iv) anticipate changes in the marketplace including technological developments; (v) continue to channel retail customers; and (vi) maintain operating expenses at an appropriate level.

In the personal computer software industry, the Company faces competition from a number of distributors including Ingram Micro, Merisel, Inc. and Tech Data Corporation as well as from manufacturers that sell directly to retailers. In the prerecorded music industry, the Company faces competition from the five major label distribution companies, from regional distributors and from other entities that sell directly to retailers.

The Company believes that the distribution of both personal computer software and prerecorded music will remain highly competitive and the keys to growth and profitability will be customer service, continued focus on improvements and operating efficiencies, the ability to develop proprietary products and the ability to attract higher quality artist and software publishers. The Company also believes that over the next several years, both the personal computer software distribution industry and prerecorded music distribution industry will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in early 1990, the number of Web sites on the Internet competing for consumer's attention and spending has proliferated. The Company expects that competition between suppliers to Web retailers will continue to intensify. With respect to recorded music and interactive CD-ROMs sales, the Company supports numerous Internet retailers, including traditional music retail chains, record labels and independents with Web sites on the Internet.

SIGNIFICANT CUSTOMERS

In each of the past several years, the Company has had one or more customers that have accounted for 10% or more of the Company's net sales. During the fiscal year ended March 31, 2000, sales to three customers, CompUSA, Sam's Clubs and Best Buy Company, Inc., each represented more than 10% of net sales. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these customers at their current levels, and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability.

EMPLOYEES

As of June 1, 2000 the Company had 303 employees, including 101 in finance and administration, 52 in sales and marketing and 150 in distribution.

BACKLOG

Because the Company's products are shipped in response to orders, the Company does not maintain any significant backlog.

THE COMPANY'S STRATEGY

The Company's goal is to distribute products on an international basis in music, software including CD-ROM products, and DVDs, as well as become a leading content provider to the Internet. The Company intends to achieve this goal by
(i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists, labels and production studios for DVD product; (ii) increasing its exclusive personal computer software and interactive CD-ROM software product lines through distribution agreements; (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as electronic commerce ("e-commerce"); (iv) continuing to expand the sale of prerecorded music and personal computer software products together in the marketplace; (v) continuing to expand the distribution of DVD videos to its current and new customer base; (vi) continuing to improve its efficiencies and technologies at its state of the art distribution center; (vii) expanding its business through strategic acquisitions in areas or in businesses that complement the Company's existing businesses; and (viii) utilizing the Internet to expand the appeal of its products to a broader customer base internationally.

The Company has also aggressively moved to acquire digital distribution rights from its independently distributed record labels and software publishers. Through eSplice, Inc., Navarre's newest subsidiary, the Company is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

FORWARD LOOKING STATEMENTS

Certain information in this Form 10-K includes forward-looking statements related to the Company's strategic expectations with respect to future performance. While Navarre's management is optimistic about the Company's long-term prospects, investors should consider the following issues and uncertainties, among others, in evaluating the Company's future.

NAVARRE IS DEPENDENT UPON ITS MANAGEMENT TEAM

Eric H. Paulson, the Company's Chairman of the Board, President and Chief Executive Officer, and Charles E. Cheney, its Vice Chairman, Executive Vice President, Chief Financial Officer, and Treasurer and Secretary, have been with the Company since its inception in 1983 and since 1985, respectively. Although the Company has invested a substantial amount of time and effort in developing its total management team, the loss of either Mr. Paulson or Mr. Cheney could have a materially adverse effect upon the Company.

NAVARRE'S BUSINESS CAN BE SEASONAL

Much of the Company's business is seasonal in nature with a higher percentage of sales during the second half of the calendar year. As a distributor of products ultimately sold at retail, the Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 70% of the Company's sales and substantial portion of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods. Because of this seasonality, if the Company experiences a weak holiday season, it could significantly affect the Company's profitability for the entire year.

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

NAVARRE DEPENDS UPON BANK BORROWINGS TO SUPPORT ITS BUSINESS

The Company has relied upon bank borrowings to finance its expansion, primarily for inventory and accounts receivable financing with a former $45.0 million credit facility in place. On May 21, 2000, the original loan agreement was amended and the "Maximum Credit" was decreased to $25.0 million due to a decrease in the Company's reliance on bank borrowing. In spite of the fact that on March 31, 2000, the Company had no debt, it believes that it may be necessary for it to acquire additional bank financing in the future depending upon the growth of its business and the possible financing of acquisitions. If the Company were unable to obtain additional bank financing, its future growth and profitability would be adversely affected. Under the terms of the Company's credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

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

DEPENDENCE UPON SOFTWARE DEVELOPERS AND MANUFACTURERS

The Company distributes interactive CD-ROM software pursuant to distribution agreements with software developers and manufacturers. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying software. There can be no assurance that the Company will sign such developers and manufacturers to distribution agreements or that it will be able to sell software under existing distribution agreements. Further, there can be no assurance that any current distribution agreement will be renewed or those current agreements will not be terminated.

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

RETURNS AND INVENTORY OBSOLESCENCE POSE RISKS TO NAVARRE

The Company maintains a significant investment in product inventory and, like other companies in this industry, experiences a relatively high level of product returns as a percentage of revenues. The Company's agreements with its suppliers generally permit the Company to return products that are in the suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier could cause a significant decline in the value and marketability of its products, and could make it difficult for the Company to return products to such a supplier and recover its initial product acquisition costs. Such an event could have a materially adverse effect upon the Company's business and financial results. The Company maintains a sales return reserve based on its trailing twelve months experience of sales returns by product line and a small inventory obsolescence reserve. The Company has historically experienced an actual return rate range of 17% to 23%, depending upon the product, which the Company believes is in line with the industry practice. Although the Company's past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves are adequate or will be adequate in the future. The Company also takes a portion of its product offerings on consignment in order to lessen its exposure to this risk.

TECHNOLOGY DEVELOPMENTS MAY ADVERSELY AFFECT DISTRIBUTION

Prerecorded music and personal computer software have traditionally been marketed and delivered on a physical delivery basis. Traditionally all the Company's revenues have been generated from sales to retail and wholesale channels. If in the future these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home, through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. As physical and electronic distribution grows exponentially through Internet resellers, competition between suppliers to such resellers will intensify. Navarre has developed a significant number of supplier relationships with major electronic retailers resulting in significant growth in fulfillment of software, music and video products. The Company anticipates that this will represent a rapidly increasing share of overall sales. The Company is also developing relationships to facilitate electronic distribution of software and music content as industry standards become established.

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

NETRADIO CORPORATION

At closing of NetRadio's initial public offering it issued a Term Note under in which NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point and is due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on

November 14, 2001. There can be no assurance that NetRadio will be able to pay the principal balance of the Term Note when due.

NAVARRE'S WHOLLY-OWNED SUBSIDIARY eSPLICE

Navarre is currently supplying eSplice's working capital needs. If eSplice is unable to obtain financing from another party, Navarre may be required to continue to fund eSplice's working capital needs. In addition, there can be no assurance that eSplice will ever achieve future profitability and there can be no assurance that Navarre will be able to recoup its investment in eSplice.

THE CONVERSION OF OUR CLASS B CONVERTIBLE PREFERRED STOCK INTO COMMON STOCK COULD DEPRESS OUR STOCK PRICE.

On August 20, 1999, Navarre announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. The conversion ratio of the Class B Preferred Stock is variable and is tied to the market price of Navarre common stock during periods prior to conversion On May 17, 2000, Fletcher converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock. Fletcher has the right to convert its remaining 13,610 shares of Class B Preferred Stock, and any future shares of Class B Preferred Stock that may be issued upon exercise of the three-year warrant or future tranches, into common stock at prices based on the market price of Navarre stock. The sale of a substantial amount of common stock upon the conversion of the preferred stock may depress the stock price of Navarre common stock.

LEGAL PROCEEDINGS

We are subject to legal proceeding, including a class action that was filed in December 1999 against the Company and its directors. See Item 3, Legal Proceeding in this Form 10-K. Although Navarre intends to vigorously defend itself in connection with this lawsuit, securities litigation is complicated and expensive and there can be no assurance that the lawsuit will not have a material adverse effect on the Company.

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

ITEM 2. PROPERTIES

On June 27, 1996, the Company acquired an operating lease with the acquisition of Surfside Distributor, Inc. in Honolulu, Hawaii. The Company leases approximately 4,885 square feet of office and warehouse space. The lease expires in the year 2001 and provides for a monthly rental of $7,891 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

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

On March 30, 2000, the Company entered into an operating lease agreement for a third facility in suburban Minneapolis. The Company leases approximately 40,000 square feet of warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $13,333 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of its business, the Company is involved in a number of routine litigation matters that are incidental to the operation of its business. These matters generally include collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or results of operation. In addition, the Company is subject to the litigation listed below.

NAVARRE SECURITIES LITIGATION

On December 6, 1999, Daniel Chen, on behalf of himself and others similarly situated, filed a complaint in the United States District Court, District of Minnesota, against the Company and its directors alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Commission, and violation of Section 20(a) of the Securities Exchange Act of 1934. Plaintiff's complaint is essentially based on the factual allegations that Navarre and/or its directors made material misleading statements or omissions regarding the timing of an initial public offering of shares in its subsidiary, NetRadio Corporation. The plaintiff seeks unspecified damages and certification of a class to include all those similarly situated and who acquired shares of Navarre Corporation during the time period of November 25, 1998 through December 9, 1998. Navarre and the directors have timely answered the Chen complaint, denied liability, asserted numerous affirmative defenses including among others, failure to state a claim and failure to comply with the pleading requirements of Federal Rule of Civil Procedure 9 and the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Navarre and the directors intend to vigorously defend against plaintiff's claims.

On January 26, 2000, Judy Poucher filed a complaint virtually identical to the complaint filed by Mr. Chen seeking essentially the same relief as that requested by Mr. Chen. Navarre and the directors timely answered the Poucher complaint, denied liability, asserted numerous affirmative defenses including, among others, failure to state a claim and failure to comply with the pleading requirements of Rule 9 of the Federal Rules of Civil Procedure and the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Navarre and the directors intend to vigorously defend against Ms. Poucher's claims.

On February 22, 2000, Navarre and the directors served a motion to dismiss the Chen and Poucher complaints for failure to state a claim which relief can be granted. Thereafter, on February 25, 2000, the court held a hearing on Mr. Chen's and Ms. Poucher's motion to appoint Lead Plaintiffs and Lead Counsel and to consolidate and amend the complaints. The magistrate judge, by Order dated March 1, 2000, denied, without prejudice, the motion to appoint Lead Plaintiffs and Lead Counsel, granted the motion to consolidate the pleadings so that the litigation is now entitled "In re: Navarre Securities Corp. Litigation," denied, without prejudice, the motion to amend, and stayed Navarre and the directors' motion to dismiss pending resolution of the amendment issues, the Lead Plaintiffs issues, and the Lead Counsel issues. Plaintiffs re-filed their motion to appoint Lead Plaintiffs and Lead Counsel, and the court granted in part and denied in part the motion by Order dated April 18, 2000. Plaintiffs have now moved to amend the complaint, which Navarre and the directors have opposed. No decision has been issued on the motion at this time.

This litigation is in the very early stages of proceeding, and pursuant to applicable procedural rules governing class action lawsuits and the Reform Act, as well as the agreement between the parties, discovery in the matter is currently stayed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2000.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol NAVR. The following table below presents the range of high and low sale prices for the Company's stock for each period indicated as reported by Nasdaq.

                   QUARTER                          HIGH            LOW
                   -------                     -----------------------------
Fiscal 2000
                   First                           $18.63         $ 8.44
                   Second                           12.00           5.56
                   Third                            15.50           5.50
                   Fourth                            6.94           3.53
Fiscal 1999
                   First                           $12.75         $ 2.38
                   Second                           11.13           2.82
                   Third                            27.00           2.19
                   Fourth                           21.94          10.00

At June 1, 2000, the Company had approximately 23,500 shareholders. The Company has not paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. On May 17, 2000, Fletcher International Limited converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock. The Company believes the transactions with Fletcher were exempt pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

         (In thousands, except per share data)

                                                          YEARS ENDED MARCH 31
                                      2000          1999          1998          1997          1996
                                 ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                          $ 285,165     $ 210,386     $ 196,648     $ 200,697     $ 158,354

Gross profit                          36,381         8,762        24,993        23,282        19,851

Income (loss) from operations         (4,554)      (25,572)        1,458        (3,703)        3,889

Interest expense                        (476)       (2,543)       (3,108)       (2,110)       (1,521)
Income taxes (benefit)                    --            --          (470)         (527)          917
Equity loss in NetRadio               (4,154)           --            --          (719)           --
Net income (loss)                  $  (7,785)    $ (27,670)    $    (974)    $  (6,189)    $   1,319

Net income (loss) per basic
    and diluted share(1)           $    (.33)    $   (4.41)    $    (.14)    $    (.92)    $     .20
Diluted weighted average common
    shares outstanding(2)             23,483        14,179         6,921         6,692         6,458

BALANCE SHEET DATA:
Total assets                       $ 109,711     $  79,480     $  83,689     $  78,397     $  60,108
Short-term borrowings                     --           422        32,607        25,892        21,115
Long-term debt                            --           114           181           315            --
Shareholders' equity                  41,423        25,164         4,328         5,099         9,648

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

                                               YEARS ENDED MARCH 31
                                        2000           1999           1998
                                     ----------------------------------------
Net sales:
    Computer software                   65.4%          71.5%          69.9%
    Music                               34.3           28.4           30.0
                                     ----------------------------------------
    Home entertainment products         99.7           99.9           99.9
    NetRadio                              .3             .1             .1
                                     ----------------------------------------
Total net sales                        100.0          100.0          100.0
Cost of sales                           87.2           95.8           87.3
                                     ----------------------------------------
Gross profit                            12.8            4.2           12.7
Selling and marketing                    3.7            4.1            2.9
Distribution and warehousing             2.2            2.2            1.5
General and administrative               7.9            9.0            6.3
Depreciation and amortization            0.6            0.9            1.2
                                     ----------------------------------------
Income (loss) from operations           (1.6)         (12.0)           0.7
Interest expense                         0.2            1.2            1.6
                                     ----------------------------------------
Net (loss)                              (2.7)         (13.2)          (0.5)
                                     ========================================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. See "Business - Forward Looking Statements" in Item 1 of this Form 10-K.

FISCAL 2000 COMPARED TO FISCAL 1999

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products increased 35.4% to $284.4 million in fiscal 2000 from $210.0 million in fiscal 1999. Computer software sales decreased as a percent of home entertainment sales to 65.6% in fiscal 2000 from 71.6% of net sales in fiscal 1999. Music sales, which yield higher margins, increased as a percent of home entertainment sales to 34.4% in fiscal 2000 from 28.4% of net sales in fiscal 1999. Computer software sales increased by 24.0% to $186.5 million in fiscal 2000 from $150.4 million in fiscal 1999. The increase was due to continued growth and increased sales to the wholesale clubs and the mass merchant channel. Music sales increased 64.0% to $97.9 million in fiscal 2000 from $59.7 million in fiscal 1999. The increase was due to the implementation of vendor managed inventory which maximizes the performance of each title on a store by store basis and the strong acceptance of releases from our proprietary labels. Price increases did not materially contribute to the increase in net sales.

Gross profit of home entertainment products increased $27.5 million to $36.0 million in fiscal 2000 from $8.5 million in fiscal 1999. As a percent of net sales, gross profit increased to 12.7% in fiscal 2000 from 4.1% in fiscal 1999. The gross profit from computer software sales was $21.3 million or 11.4% of computer software net sales in fiscal 2000 compared with $10.0 million or 6.7% of computer software net sales in fiscal 1999. The increase in gross margin in computer sales was primarily due to a one-time, non-cash adjustment to inventory and the write-off of accounts payable debit balances of several financially distressed vendors in fiscal 1999. The gross margin from music sales was $14.7 million, or 15.0% of music net sales in fiscal 2000 compared with $(1.5) million or (2.5%) of music net sales in fiscal 1999. The increase in gross margin in music sales was primarily due to the write-off of accounts payable debit balances of several financially distressed vendors in fiscal 1999.

Selling and marketing expenses of home entertainment products increased in fiscal 2000 to $8.9 from $7.6 million in fiscal 1999, but decreased as a percent of sales to 3.1% in fiscal 2000 from 3.6% in fiscal 1999.

Distribution and warehousing expenses of home entertainment products increased to $6.2 million in fiscal 2000 from $4.7 million in 1999, but remained at 2.2% as a percent of sales in fiscal 2000 as it was in fiscal 1999.

General and administrative expenses of home entertainment products increased to $15.8 million in fiscal 2000 from $14.7 million in fiscal 1999, but decreased as a percent of sales to 5.6% in fiscal 2000 from 7.0% in fiscal 1999.

Depreciation and amortization decreased to $1.2 in fiscal 2000 from $1.6 million in fiscal 1999.

The above improvements for fiscal 2000 were primarily due to the strategic management of all the Company's assets and expenses.

The net operating income for the home entertainment products for fiscal 2000 was $4.0 million compared to a net operating loss of $20.1 million for fiscal 1999.

Interest expense decreased from $2.5 million for fiscal 1999 to $448,000 for fiscal 2000. This decrease resulted from the Company having substantially no debt during fiscal 2000.

Net income for home entertainment products before the Company's equity loss in investment of $4.2 million attributable to NetRadio was $5.6 million for fiscal 2000 compared to a loss of $22.2 for fiscal 1999.

The consolidated net loss for the Company was $7.8 million for fiscal 2000 compared to a loss of $27.7 for fiscal 1999. The decrease in net loss resulted from increased sales, higher gross margins and relatively lower operating expenses.

The Company's effective tax rate was zero for fiscal 2000 and 1999 as a result of its operating loss in each year.

NETRADIO CORPORATION

Because Navarre did not consolidate NetRadio's results for periods after November 5, 1999, NetRadio results for periods after November 5,1999 are reflected in Navarre's financial statement using the equity method. Under the equity method, Navarre reports losses in NetRadio for each period as "Equity loss from investment in NetRadio" in an amount equal to Navarre's ownership of NetRadio. The fiscal 2000 equity loss from investment in NetRadio for the period after November 5, 1999 that was reflected in Navarre's financial statement was $4.2 million.

NetRadio's net sales increased to $737,000 for fiscal 2000 from $386,000 in fiscal 1999. NetRadio's selling and marketing expenses increased to $1.7 million in fiscal 2000 from $1.1 million in fiscal 1999. NetRadio's general and administrative expenses increased to $5.8 million in fiscal 2000 from $4.3 million in fiscal 1999.

NetRadio's net loss for fiscal 2000 was $8.5 million compared to a loss of $6.1 million in fiscal 1999.

eSPLICE, INC.

Total operating expenses for eSplice for fiscal 2000 were $978,000, including $915,000 for general and administrative expenses.

eSplice's net loss for fiscal 2000 was $983,000.

FISCAL 1999 COMPARED TO FISCAL 1998

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products increased 6.9% from $196.4 million in fiscal 1998 to $210.0 million in fiscal 1999. Computer software sales increased as a percent of total Company sales from 69.9% of net sales in fiscal 1998 to 71.5% of net sales in fiscal 1999. Music sales, which yield higher margins, decreased as a percent of total Company sales from 30.0% of net sales for fiscal 1998 to 28.4% of net sales in fiscal 1999. Computer software sales increased by 9.4% from $137.5 million in fiscal 1998 to $150.4 million in fiscal 1999. The increase was primarily due to a higher level of sales to both existing customers as well as to new customers. Music sales increased 1.2% from $58.9 million in fiscal 1998 to $59.6 million in fiscal 1999. The increase was primarily due to the addition of several high quality labels. Price increases did not materially contribute to the increase in net sales.

Gross profit of home entertainment products decreased $16.3 million or 65.7% from $24.8 million in fiscal 1998 to $8.5 million in fiscal 1999. As a percent of net sales, gross profit decreased from 12.6% in fiscal 1998 to 4.1% in fiscal 1999. The gross profit from computer software sales was $10.0 million or 6.6% of computer software net sales in fiscal 1999 compared with $16.4 million or 11.9% of computer software net sales in fiscal 1998. The decrease in gross margin in computer sales was primarily due to a one-time, non-cash adjustment to inventory and the write-off of accounts payable debit balances of several financially distressed vendors. The gross margin from music sales was $(1.5) million or (2.5%) of music net sales in fiscal 1999 compared with $8.4 million or 14.3% of music net sales in fiscal 1998. The decrease in gross margin in music sales was primarily due to the write-off of accounts payable debit balances of several financially distressed vendors.

Selling and marketing expenses of home entertainment products increased from $5.5 million in fiscal 1998 to $7.6 million in fiscal 1999 and increased as a percent of sales from 2.8% in fiscal 1998 to 3.6% in fiscal 1999. The increase resulted primarily from higher freight costs.

Distribution and warehousing expenses increased from $2.9 million in 1998 to $4.7 million in 1999 and increased as a percent of sales from 1.5% in 1998 to 2.2% in 1999. This increase was primarily due to the expenses associated with the improved returns processing system.

General and administrative expenses of home entertainment products increased from $10.7 million in fiscal 1998 to $14.7 million in fiscal 1999. As a percent of sales, they increased from 5.5% in fiscal 1998 to 7.0% in fiscal 1999. The higher expenses were primarily due to the growth of the Company and legal expenses associated with the financially distressed vendors.

Depreciation and amortization decreased from $2.4 million in fiscal 1998 to $2.0 million in fiscal 1999. In November 1997, the Company terminated its distribution agreement with Velvel and wrote off its remaining investment.

The net operating loss for the home entertainment products was $20.1 million for fiscal 1999 compared to a profit of $3.6 million for fiscal 1998.

Interest expense decreased from $3.1 million for fiscal 1998 to $2.5 million for fiscal 1999. This decrease resulted from substantially lower borrowings due to the Company' issuance of its Class A Convertible Preferred Stock in a private placement and those purchasers exercising the five-year warrants attached to those shares.

The consolidated net loss for the Company was $27.7 million for fiscal 1999 compared to a loss of $974,000 for fiscal 1998. The loss was attributable in large part to a one-time, non-cash adjustment to inventory and the write-offs of accounts payable debit balances of several financially distressed music and software vendors.

The Company's effective tax rate decreased to zero for fiscal 1999 as a result of the operating loss.

The Company's basic and diluted loss per share for the twelve months ended March 31, 1999 included a $34,229,000 charge associated with the non-detachable conversions feature included in the preferred stock and the accompanying warrants issued May 1, 1998.

NETRADIO CORPORATION

NetRadio's selling and marketing expenses increased from $221,000 in fiscal 1998 to $1.1 million in fiscal 1999. The increase in sales and marketing expenses was primarily due to the growth in NetRadio's sales force and marketing staff and the usage of $150,000 in advertising contributed by ValueVision.

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

The net operating loss for NetRadio was $5.5 million for fiscal 1999 compared to a net operating loss of $2.1 million for fiscal 1998.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At March 31, 2000, the Company had net accounts receivable of $56.5 million, inventory of $22.4 million, accounts payable of $66.7 million and no bank debt.

For the fiscal year ended March 31, 2000, net sales were $285.2 million, an increase of $74.8 million over fiscal year 1999 net sales of $210.4 million. The Company had a net loss of $7.8 million during this period. The Company generated net cash of $10.0 million from operations. During the period, accounts receivable increased by $6.2 million. This change was offset by a decrease in inventories of $6.8 million. Accounts payable increased by $10.6 million. Investing activities used $2.8 million of cash, including $2.7 million for the purchase of furniture, equipment and leasehold improvements. The Company generated net cash of $8.5 million in financing activities during the period primarily through proceeds from a private placement of $8.0 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility had a former maximum borrowing limit of $45 million. On May 21, 2000, the original loan agreement was amended and the maximum borrowing limit was decreased to $25.0 million due to a decrease in the Company's reliance on bank borrowing. The loan is secured by substantially all the Company's assets and the available amount fluctuates based on an asset-borrowing base. On March 31, 2000, the Company had no debt.

The Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements over the next twelve months.

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million. The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. On May 17, 2000, Fletcher converted 20,390 shares of their of Class B Preferred Stock to 2,115,057 shares of common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 7, 2000 (the "2000 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transaction" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1) Financial Statements. The following financial statements of the Company are set forth at the end of this document.

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of March 31, 2000 and 1999 Consolidated Statements of Operations for each of the three years in the period ended March 31, 2000
                  Consolidated Statement of Shareholders' Equity as of March 31,
                        2000
                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000
                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule for each of the three years in the period ended March 31, 2000

                  Schedule II - Valuation and Qualifying Accounts and Reserves Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.

         (3)      Exhibits
                  *        Indicates compensatory agreement.
                  3.1      Articles of Incorporation.
                  3.2      Bylaws, incorporated herein by reference from Exhibit
                                3.2 to Form S-1, Registered Number 333-68392.
                  3.3      Certificate of Rights and Preferences of Series B
                                Convertible Preferred Stock, is incorporated herein by reference from Exhibit 2 to Form 8-K, dated August 20, 1999.
                  10.1     *Employment Agreement, dated October 1, 1996, between
                                the Company and Eric H. Paulson, incorporated herein by reference from Exhibit 10.1 to Form 10-K for year ended March 31, 1997.
                  10.2     *Employment Agreement, dated October 1, 1996, between
                                the Company and Charles E. Cheney, incorporated herein by reference from Exhibit 10.2 to Form 10-K for year ended March 31, 1997.
                  10.3     1992 Stock Option Plan, amended and restated,
                                incorporated herein by reference from Exhibit
                                4.1 to the Company's Form S-8, Registered Number 333-87143.
                  10.4     Form of Individual Stock Option Agreement under 1992
                                Stock Option Plan, from Exhibit 10.4 to Form
                                S-1.
                  10.5     Form of Termination Agreement for Executives of the
                                Company, incorporated herein by reference from
                                Exhibit 10.6 to Form 10-K for year ended March 31, 1996.
                  10.6     Lease dated March 12, 1998 between Navarre
                                Corporation and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN, incorporated herein by reference from
                                Exhibit 10.6 to Form 10-K for year ended March 31, 1999.
                  10.7     Lease dated May 1, 1999 between Navarre Corporation
                                and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN, incorporated herein by reference from Exhibit 10.7 to Form 10-K for year ended March 31, 1999.

                  10.8     Loan and Security Agreement between Congress
                                Financial Corporation and Navarre Corporation, dated June 12, 1997, incorporated herein by reference from Exhibit 10.13 to Form 10K for year ended March 31, 1997.
                  10.8.1   Amendment No. 1 to Loan Documents, dated September
                                19, 1997, incorporated herein by reference from
                                Exhibit 10.11.1 to Form 10-K for year ended
                                March 31, 1998.
                  10.8.2   Amendment No. 2 to Loan Documents, dated October 29,
                                1997, incorporated herein by reference from
                                Exhibit 10.11.2 to Form 10-K for year ended
                                March 31, 1998.
                  10.8.3   Amendment No. 3 to Loan Documents, dated May 1, 1998,
                                incorporated herein by reference from Exhibit
                                10.11.3 to Form 10-K for year ended March 31, 1998.
                  10.8.4   Amendment No. 4 to Loan Documents, dated March 1,
                                1999.
                  10.8.5   Amendment No. 5 to Loan Documents, dated July 31,
                                1999.
                  10.8.6   Amendment No. 6 to Loan Documents, dated May 21,
                                2000.
                  10.9     Multiple Advance Term Note, dated March 1, 1999 of
                                NetRadio Corporation to Navarre, incorporated herein by reference from Form S-1 Registration Statement No. 333-73261 for NetRadio Corporation.
                  10.10    Separation Agreement, dated as of March 1, 1999
                                between Navarre and NetRadio Corporation,
                                incorporated herein by reference from Form S-1 Registration Statement No. 333-73261 for NetRadio Corporation.
                  10.11    Term Note, dated October 14, 1999, between Navarre
                                and NetRadio Corporation.
                  10.12    Form of Warrant dated May 1, 1998 issued to investors
                                in connection with the Company's May 1, 1998
                                private placement of Class A Convertible
                                Preferred Stock, incorporated by reference to
                                Exhibit 4 to Form 8-K dated May 1, 1998.
                  10.13    Subscription Agreement between Navarre Corporation
                                and Fletcher International Limited, dated July 31, 1999, incorporated herein by reference from
                                Exhibit 1 to Form 8-K, dated August 20, 1999.
                  10.14    Form of Warrant dated August 20, 1999 issued to
                                Fletcher International Limited incorporated
                                herein by reference from Exhibit 3 to Form 8-K, dated August 20, 1999.
                  21       List of Subsidiaries.
                  23.1     Consent of Ernst & Young LLP.
                  27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NAVARRE CORPORATION
                                       (Registrant)


June 26, 2000                          By  /s/ Eric H. Paulson
                                           -------------------
                                               Eric H. Paulson
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)
Each person whose signature appears below constitutes and appoints Eric H. Paulson and Charles E. Cheney as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstituion, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                      Title                               Date
---------                      -----                               ----

/s/ Eric H. Paulson            Chairman of the Board, President    June 26, 2000
---------------------------    and Chief Executive Officer
    Eric H. Paulson


/s/ Charles E. Cheney          Vice-Chairman, Treasurer and        June 26, 2000
---------------------------    Secretary Executive Vice President
    Charles E. Cheney          and Chief Financial Officer

/s/ Dickinson G. Wiltz         Director                            June 26, 2000
---------------------------
    Dickinson G. Wiltz


/s/ James G. Sippl             Director                            June 26, 2000
---------------------------
    James G. Sippl


/s/ Michael L. Snow            Director                            June 26, 2000
---------------------------
    Michael L. Snow


/s/ Alfred Teo                 Director                            June 26, 2000
---------------------------
    Alfred Teo

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audit also included the financial statement schedule for the year ended March 31, 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Minneapolis, Minnesota
April 28, 2000

                               NAVARRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                 MARCH 31
                                                                                           2000            1999
                                                                                     -------------------------------
ASSETS
Current assets:
      Cash                                                                             $    15,739     $        92
      Accounts receivable, less allowance for doubtful accounts
            and sales returns of $4,349 in 2000 and $3,810 in 1999                          56,483          43,465
      Inventories                                                                           22,421          29,223
      Notes receivable, related parties                                                        375             221
      Refundable income taxes                                                                   --             613
      Prepaid expenses and other current assets                                                216             908
                                                                                     -------------------------------
Total current assets                                                                        95,234          74,522
NetRadio note receivable                                                                     9,597              --
Investments                                                                                  1,941              --

Property and equipment, net of accumulated depreciation of $4,473
      in 2000 and $5,251 in 1999                                                             2,469           3,361

Other assets:
      Goodwill                                                                                 391             853
      Other assets                                                                              79             744
                                                                                     -------------------------------
Total assets                                                                           $   109,711     $    79,480
                                                                                     ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Note payable to bank                                                             $        --     $       329
      Current portion of long-term debt                                                         --              93
      Accounts payable                                                                      66,718          51,831
      Accrued expenses                                                                       1,570           1,949
                                                                                     -------------------------------
Total current liabilities                                                                   68,288          54,202

Long-term debt, less current maturities                                                         --             114

Shareholders' equity
      Preferred stock, no par value:
           Authorized shares - 10,000,000
           Issued and outstanding Class B convertible preferred shares -                     8,010              --
           34,000 in 2000 and none in 1999
      Common stock, no par value:
           Authorized shares - 100,000,000
           Issued and outstanding shares -23,534,435 in 2000 and 23,344,046 in 1999         91,501          91,415
      Retained deficit                                                                     (58,051)        (66,119)
      Unearned compensation                                                                    (37)           (132)
                                                                                     -------------------------------
Total shareholders' equity                                                                  41,423          25,164
                                                                                     -------------------------------
Total liabilities and shareholders' equity                                             $   109,711     $    79,480
                                                                                     ===============================

SEE ACCOMPANYING NOTES

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                                           YEARS ENDED MARCH 31
                                                                    2000            1999            1998
                                                              ------------------------------------------------
Net sales                                                       $   285,165     $   210,386     $   196,648
Cost of sales                                                       248,784         201,624         171,655
                                                              ------------------------------------------------

Gross profit                                                         36,381           8,762          24,993

Operating expenses:
    Selling and marketing                                            10,599           8,675           5,716
    Distribution and warehousing                                      6,197           4,712           2,936
    General and administrative                                       22,517          18,994          12,445
    Depreciation and amortization                                     1,622           1,953           2,438
                                                              ------------------------------------------------
                                                                     40,935          34,334          23,535
                                                              ------------------------------------------------

(Loss) income from operations                                        (4,554)        (25,572)          1,458

Other income (expense):
    Interest expense                                                   (476)         (2,543)         (3,108)
    Other income (expense)                                            1,399             445             (10)
                                                              ------------------------------------------------
Loss before income taxes and equity
    in loss of NetRadio Corporation                                  (3,631)        (27,670)         (1,660)

Minority interest in subsidiary                                          --              --            (216)
Equity in loss of NetRadio Corporation                               (4,154)             --              --
Income tax benefit                                                       --              --            (470)
                                                              ------------------------------------------------

Net loss attributable to common shareholders                    $    (7,785)    $   (62,561)    $      (974)
                                                              ================================================

Basic and diluted loss per share                                $      (.33)    $     (4.41)    $      (.14)

Basic and diluted weighted average common shares outstanding         23,483          14,179           6,921

   SEE ACCOMPANYING NOTES.

                               NAVARRE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                     PREFERRED                  COMMON
                                                      SHARES      PREFERRED      SHARES       COMMON       RETAINED      UNEARNED
                                                      ISSUED        STOCK        ISSUED       STOCK        (DEFICIT)   COMPENSATION
                                                   --------------------------------------------------------------------------------
Balance at March 31, 1997                                  --    $       --     6,902,248   $    8,005    $   (2,584)   $     (322)
   Shares issued upon exercise of stock options            --            --       106,922          108            --            --
   Net loss                                                --            --            --           --          (974)           --
   Amortization of unearned compensation                   --            --            --           --            --            95
                                                   --------------------------------------------------------------------------------
Balance at March 31, 1998                                  --    $       --     7,009,170   $    8,113    $   (3,558)   $     (227)
   Preferred shares issued in private placement     1,523,810        18,821            --           --            --            --
   Preferred share conversions, net of fees        (1,523,810)      (18,821)    7,619,050       18,821            --            --
   Value of preferred stock conversion feature             --            --            --       34,229       (34,229)           --
   Shares issued upon exercise of stock warrants           --            --     8,093,815       28,050            --            --
   Shares issued upon exercise of stock options            --            --       611,568        1,216            --            --
   Dividends paid                                          --            --            --           --          (594)           --
   Dividends issued in the form of shares                  --            --        10,443           40           (68)           --
   NetRadio stock option valuation adjustment              --            --            --          880            --            --
   NetRadio shares issued                                  --            --            --           66            --            --
   Net loss                                                --            --            --           --       (27,670)           --
   Amortization of unearned compensation                   --            --            --           --            --            95
                                                   --------------------------------------------------------------------------------
Balance at March 31, 1999                                  --    $       --    23,344,046   $   91,415    $  (66,119)   $     (132)
   PREFERRED SHARES ISSUED IN PRIVATE
        PLACEMENT, NET OF FEES                         34,000         8,010            --           --            --            --
   SHARES ISSUED UPON EXERCISE OF STOCK WARRANTS           --            --         5,061           12            --            --
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS            --            --       185,328          524            --            --
   REVERSAL OF ACCRUAL FOR SHARE DIVIDENDS                 --            --            --           --            29            --
   STOCK OPTION ISSUED TO A VENDOR                         --            --            --          495            --            --
   SPIN-OFF OF NETRADIO                                    --            --            --         (945)       15,824            --
   NET LOSS                                                --            --            --           --        (7,785)           --
   AMORTIZATION OF UNEARNED COMPENSATION                   --            --            --           --            --            95
                                                   --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                              34,000    $    8,010    23,534,435   $   91,501    $  (58,051)   $      (37)
                                                   ================================================================================

SEE ACCOMPANYING NOTES.

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          YEARS ENDED MARCH 31
                                                                  2000            1999           1998
                                                            ----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                      $   (7,785)     $  (27,670)     $     (974)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation                                                 1,381           1,635           1,090
      Amortization and writedown of intangible assets                241             321           1,348
      Amortization of unearned compensation                           95              95              95
      Equity in loss of NetRadio Corporation                       4,154              --              --
      Minority interest in subsidiary                                 --              --            (216)
      NetRadio stock valuation adjustment                             --             880              --
      Vendor stock compensation                                      495              --              --
      Changes in operating assets and liabilities:
          Accounts receivable                                     (6,226)          8,918          (5,220)
          Inventories                                              6,802          (6,035)         (6,379)
          Prepaid expenses and assets                               (436)           (359)          1,942
          Refundable income taxes                                    613           1,652          (2,265)
          Accounts payable and accrued expenses                   10,647           7,178            (166)
          Income tax payable                                          --              --            (135)
                                                            ----------------------------------------------
Net cash provided by (used in) operating activities                9,981         (13,385)        (10,880)

INVESTING ACTIVITIES
Notes receivable, related parties                                   (154)            185            (192)
Purchases of equipment and leasehold improvements                 (2,672)         (2,039)           (748)
                                                            ----------------------------------------------
Net cash used in investing activities                             (2,826)         (1,854)           (940)

FINANCING ACTIVITIES
Payments on long-term debt                                            --            (135)           (614)
Proceeds from note payable, bank                                 104,448         197,230         176,925
Payments on note payable, bank                                  (104,777)       (229,346)       (165,231)
Proceeds from sale of subsidiary stock                                --              66              --
Proceeds from sale of preferred stock and warrants                 8,010          18,821              --
Proceeds from exercise of common stock warrants                       12          28,050              --
Payment of dividends on Class A stock                                 --            (594)             --
Proceeds from exercise of common stock options                       799           1,216             108
                                                            ----------------------------------------------
Net cash provided by financing activities                          8,492          15,308          11,188
                                                            ----------------------------------------------

Net increase (decrease) in cash                                   15,647              69            (632)
Cash at beginning of year                                             92              23             655
                                                            ----------------------------------------------
Cash at end of year                                           $   15,739      $       92      $       23
                                                            ==============================================

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
                                                              $       --      $       --      $    4,500

SEE ACCOMPANYING NOTES.

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes home entertainment products including prerecorded tapes, compact discs, digital versatile disks (DVDs), personal computer software and interactive CD-ROM computer software primarily to retailers and wholesalers in the United States. In addition, through its wholly owned subsidiary, eSplice, Inc., Navarre is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

CONSOLIDATION

The financial statements include the accounts of the Company and its wholly owned subsidiary, eSplice, Inc. and its formerly majority-owned subsidiary, NetRadio Corporation (collectively, the Company). NetRadio was consolidated from the time the Company purchased controlling interest in the operation until November 5, 1999. All intercompany accounts and transactions have been eliminated.

Subsequent to November 5, 1999, NetRadio is an unconsolidated subsidiary in which the Company has a 49.98% ownership. At March 31, 2000, NetRadio had total assets and shareholders' equity of $24,754 and $15,686, respectively.

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

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and is amortized on a straight line basis over 5 to 15 years. Accumulated amortization at March 31, 2000 and 1999 was $1,467,000 and $1,005,000, respectively.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE

The basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Preferred stock, preferred stock warrants and employee stock options are not included in the calculation for the period ending March 31, 2000 because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except for per share data)

                                                                        YEARS ENDED MARCH 31
                                                                  2000          1999         1998
                                                             ----------------------------------------
         Numerator:
            Net loss                                           $  (7,785)    $ (27,670)    $    (974)
               Less preferred non-detachable conversion
                  feature and warrant valuation                       --       (34,229)           --
               Less preferred dividend requirements                   --          (662)           --
                                                             -----------------------------------------
               Adjusted net loss applicable to common stock    $  (7,785)    $ (62,561)    $    (974)
                                                             =========================================

         Denominator for basic and diluted earnings per
            share - weighted average shares                       23,483        14,179         6,921
                                                             =========================================

         Basic and diluted earnings per share                  $    (.33)    $   (4.41)    $    (.14)
                                                             =========================================

RECLASSIFICATION

Certain balances have been reclassified to conform to the March 31, 2000 presentation.

2. NETRADIO SPIN-OFF

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

3. VELVEL DISTRIBUTION RIGHTS

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

4. NOTES RECEIVABLE, RELATED PARTIES

The related party notes receivable are due on demand and bear interest at rates between 0% and 9.25% per year and are unsecured.

5. BANK FINANCING AND DEBT

On June 12, 1997, the Company entered into a revolving line of credit with Congress Financial Corporation. During fiscal 2000, the credit facility had a maximum borrowing limit of $45 million, fluctuated based on an asset-borrowing base, and was secured by substantially all the Company's assets. On May 21, 2000, the loan agreement was amended and the "Maximum Credit" was decreased to $25.0 million due to a decrease in the Company's reliance on bank borrowings. The agreement requires the Company to deliver various reports to Congress as well as maintain accurate inventory and fixed asset records. The covenant also gives Congress access to the Company's books and records for auditing the collateral. The revolving line of credit with Congress now expires June 12, 2001. As of March 31, 2000, the Company had no debt.

Interest is at prime plus .5% (9% at March 31, 2000) and is payable monthly. The weighted average interest rate was 9.5% for the years ended March 31, 2000 and 1999.

Long-term debt consists of the following (in thousands):

                                                                               MARCH 31
                                                                            2000     1999
                                                                         ------------------
 Capital equipment leases (monthly payments of $1 to $6 in fiscal 1999)
    Secured by equipment                                                   $  --    $ 207
                                                                         ------------------

 Less current portion                                                      $  --    $ 207
 Long-term debt                                                            $  --    $  93
                                                                         ------------------
                                                                           $  --    $ 114
                                                                         ==================

Interest paid was $476,000, $2,543,000, and $3,238,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

6. SHAREHOLDERS' EQUITY

The Company had issued warrants to the lead underwriter, of the December 16, 1993 public offering, to purchase 180,000 common shares, exercisable for five years from the date of the public offering at $3.90 per share. All warrants were exercised for $702,000 in fiscal 1999.

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock at any time after June 30, 1998. All of the Class A Convertible Preferred Stock was converted into common stock in fiscal 1999. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Company also issued warrants to the private placement agent to purchase 380,953 shares of common stock at $2.625 per share. During fiscal 1999, 7,913,815 common stock warrants were exercised for $27,348,500. There were 72,408 warrants outstanding at March 31, 2000. The Class A Convertible Preferred Stock paid cumulative quarterly dividends of ten percent (10%) payable beginning June 30, 1998. Total cash and stock dividends paid in fiscal year 1999 were $594,000. No cash or stock dividends were paid in fiscal year 2000.

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

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). The Class B Preferred Stock may be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and will pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if Fletcher exercises the warrant in its entirety. On May 17, 2000, Fletcher International Limited converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock.

7. STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:

                                 PLAN OPTIONS                    WEIGHTED AVERAGE
                                 AVAILABLE FOR   PLAN OPTIONS   EXERCISE PRICE PER
                                     GRANT       OUTSTANDING          SHARE
                                 -------------------------------------------------
     Balance on March 31, 1997       811,956      1,130,566        $     2.85
        Granted                     (357,350)       357,350              2.88
        Canceled                      91,820        (91,820)             5.05
        Exercised                         --       (106,922)             1.01
                                 -------------------------------------------------
     Balance on March 31, 1998       546,426      1,289,174        $     2.92
        Granted                     (532,000)       532,000              3.07
        Canceled                     100,772       (100,772)             3.57
        Exercised                         --       (644,806)             1.89
                                 -------------------------------------------------
     Balance on March 31, 1999       115,198      1,075,596        $     2.92
        ADDITIONAL SHARES          1,300,000             --                --
        GRANTED                     (593,000)       593,000              7.56
        CANCELED                      32,100        (32,100)             4.69
        EXERCISED                         --       (185,328)             2.83
                                 -------------------------------------------------
     BALANCE ON MARCH 31, 2000       854,298      1,451,168        $     3.02
                                 =================================================

In October 1997, the Company's Board of Directors repriced options covering 51,850 shares, representing all of the qualified outstanding options with exercise prices ranging from $5.12 to $11.38, to an exercise price of $4.38 per share. The vesting terms of these options remain unchanged.

The weighted average fair value of options granted in 2000, 1999, and 1998 was $2.82, $2.18, and $1.69 per share, respectively.

The exercise price of options outstanding at March 31, 2000 ranged from $2.00 to $15.375 per share, as summarized in the following table:

                                 SHARES
                              OUTSTANDING    WEIGHTED AVERAGE     NUMBER OF    WEIGHTED AVERAGE
         RANGE OF             AT MARCH 31,      REMAINING          SHARES          EXERCISE
      EXERCISE PRICE              2000       CONTRACTUAL LIFE    EXERCISABLE    PRICE PER SHARE
     -------------------------------------------------------------------------------------------
      $ 2.00 - $ 2.69            370,785        2.28 years         209,635          $ 2.33
      $ 2.70 - $ 2.94            328,200        2.80 years          75,000            2.88
      $ 2.95 - $ 6.25            371,183        2.77 years          67,105            4.17
      $ 6.26 - $15.38            381,000        4.97 years           7,200           13.51
     -------------------------------------------------------------------------------------------
       Total                   1,451,168        3.79 years         358,940          $ 3.02
                             ===================================================================

The number of options exercisable at March 31, 2000, 1999, and 1998 was 358,940, 246,158, and 648,548, respectively, at a weighted average exercise price of $3.02, $2.92, and $2.84 per share, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rate of 5.8%, 5.2%, and 4.9%, for 2000, 1999, and 1998, respectively; volatility factor of the expected market price of the Company's common stock of 30%, 82%, and 82% and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       YEARS ENDED MARCH 31
                                                   2000       1999        1998
                                                --------------------------------

     Pro forma net loss                          $(8,285)   $(62,736)   $(1,187)
     Pro forma basic and diluted loss per share  $  (.36)   $  (4.42)   $  (.17)

These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees, which are recorded at the market value on the date of the grant. A total of 150,000 common shares were issued under restricted stock grants for the year ended March 31, 1996. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $95,000 for the years ended March 31, 2000, 1999, and 1998. The remaining unamortized unearned compensation is expected to be charged to operations over the five-year vesting period.

In March 1999 the Company recognized $880,000 in compensation expense associated with the issuance of incentive stock options of its subsidiary NetRadio to employees with stock prices below the estimated fair market value of the Company's common stock on the date of grant. In addition, in fiscal year 2000 the Company recognized $495,000 in compensation associated with the issuance of a stock option to a vendor.

8. INCOME TAXES

The components of income tax benefit are as follows (in thousands):

                                              YEARS ENDED MARCH 31
                                          2000       1999         1998
                                       -----------------------------------
         Current:
            Federal                      $    --    $    --     $(2,256)
            State                             --         --        (166)
                                       -----------------------------------
                                              --         --      (2,422)
         Deferred                             --         --       1,952
                                       -----------------------------------
         Income tax expense (benefit)    $    --    $    --     $  (470)
                                       ===================================

Deferred income taxes reflect the available tax carry forwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2000 and 1999 (in thousands):

                                                                    MARCH 31
                                                              2000           1999
                                                          ----------------------------
     Debit balance                                         $    1,396     $    1,867
     Net operating loss carryfoward                             8,108          6,285
     Allowance for uncollectible accounts                       1,005            836
     Allowance for sales returns                                  735            686
     Book/tax depreciation                                         30             44
     Reserve for sales discounts                                  231            176
     Accrued vacations                                             80             79
     Inventory - uniform capitalization                           114            150
     Inventory - obsolescence                                      --            257
     Price protection reserve                                      64            159
     Compensation expense                                         198             --
                                                          ----------------------------
                                                               11,961         10,539
     Valuation allowance                                      (11,961)       (10,539)
                                                          ----------------------------
     Total deferred tax assets                             $       --     $       --
                                                          ============================

The net operating loss carryfoward of $222,000 created as a result of the change in the Company's year-end in 1994 was utilized in fiscal year 2000. The remaining net operating loss of $20,270,000 expires in the year 2019.

A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

                                                                         YEARS ENDED MARCH 31
                                                                 2000            1999            1998
                                                           -----------------------------------------------
     Tax expense (benefit) at statutory rate                 $   (2,662)     $   (9,408)     $     (564)
     State income taxes (benefit), net of federal benefit          (215)         (1,220)            (94)
     Valuation allowance                                          1,422          10,564            (147)
     Equity investment                                            1,412              --              --
     Goodwill amortization                                            9              28              43
     Other                                                           34              36             292
                                                           -----------------------------------------------
                                                             $        0      $        0      $     (470)
                                                           ===============================================
     Effective tax rate                                               0%              0%            (28)%
                                                           ===============================================

Cash paid (received) for income taxes was $0, $(1,623,000), and $0 for the years ended March 31, 2000, 1999 and 1998, respectively.

9. COMMITMENTS

LEASES

On June 27, 1996, the Company acquired an operating lease with the acquisition of Surfside Distributor, Inc. in Honolulu, Hawaii. The Company leases approximately 4,885 square feet of office and warehouse space. The lease expires in the year 2001 and provides for a monthly rental of $7,891 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On March 12, 1998, the Company entered into an operating lease agreement for office and warehouse space. The lease expires in 2013 and provides for monthly payments of $38,750 over the lease term, with a 2.5% increase every 30 months. In addition, the Company is responsible for all operating costs associated with the building.

On May 1, 1999, the Company entered into an operating lease agreement for a second office and warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $32,640 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On March 30, 2000, the Company entered into an operating lease agreement for a third warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $13,333 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

Total rent expense was $1,613,000, $1,368,000, and $1,069,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2000 (in thousands):

          2001                                            $  1,154
          2002                                               1,094
          2003                                                 846
          2004                                                 528
          2005                                                 489
          Thereafter                                         4,298
                                                      =================
                                                          $  8,409
                                                      =================

10. MAJOR CUSTOMERS

The Company has three major customers who accounted for 52%, 59%, and 52% of sales in fiscal 2000, 1999, and 1998, respectively.

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

Navarre's operations were classified into three business segments for fiscal 2000, based upon products and services provided: home entertainment products, NetRadio and eSplice. The Company distributes home entertainment products including prerecorded tapes, compact discs, interactive CD-ROM computer software, DVD products and personal computer software primarily to retailers and wholesalers in the United States and Canada. NetRadio is an internet-only radio network and eSplice is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method.

Financial information by reportable business segment is included in the following summary: In thousands

                                                                 YEARS ENDED MARCH 31
                                                         2000            1999            1998
                                                    ----------------------------------------------
 NET SALES FROM EXTERNAL CUSTOMERS
 Home Entertainment Products                          $  284,428      $  210,000      $  196,444
 NetRadio                                                    737             386             204
 eSplice                                                      --              --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $  285,165      $  210,386      $  196,648

 OPERATING INCOME (LOSS)
 Home Entertainment Products                          $    4,257      $  (20,082)     $    3,607
 NetRadio                                                 (7,833)         (5,490)         (2,149)
 eSplice                                                    (978)             --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $   (4,554)     $  (25,572)     $    1,458

 Net Interest Expense                                       (476)         (2,543)         (3,108)
 Other Income (Expense)                                    1,399             445             (10)
                                                    ----------------------------------------------
 INCOME (LOSS) BEFORE INCOME TAXES                    $   (3,631)     $  (27,670)     $   (1,660)

 IDENTIFIABLE ASSETS
 Home Entertainment Products                          $  109,705      $   76,363      $   82,287
 NetRadio                                                     --           3,117           1,402
 eSplice                                                       6              --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $  109,711      $   79,480      $   83,689

 DEPRECIATION AND AMORTIZATION
 Home Entertainment Products                          $      913      $    1,573      $    2,023
 NetRadio                                                    663             380             415
 eSplice                                                      46              --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $    1,622      $    1,953      $    2,438

 CAPITAL EXPENDITURES
 Home Entertainment Products                          $      996      $    1,020      $      732
 NetRadio                                                  1,629           1,019              16
 eSplice                                                      47              --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $    2,672      $    2,039      $      748


                                                                  YEARS ENDED MARCH 31
                                                         2000             1999           1998
                                                    ----------------------------------------------

 SALES BY CLASSES OF SIMILAR PRODUCTS OR SERVICES
 Computer Software                                    $  186,498      $  150,338      $  137,479
 Music                                                    97,930          59,662          58,965
 NetRadio                                                    737             386             204
 eSplice                                                      --              --              --
                                                    ----------------------------------------------
 CONSOLIDATED                                         $  285,165      $  210,386      $  196,648

                               NAVARRE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       BALANCE AT     CHARGED TO                         BALANCE AT
                                        BEGINNING      COSTS AND      DEDUCTIONS --        END OF
            DESCRIPTION                 OF PERIOD       EXPENSES        DESCRIBE           PERIOD
===================================================================================================
YEAR ENDED MARCH 31, 2000:
   DEDUCTED FROM ASSET ACCOUNTS:
   INVENTORY OBSOLESCENCE RESERVE     $   658,000    $         0     $  (658,000)       $         0
   ALLOWANCE FOR DOUBTFUL ACCOUNTS      2,095,000        355,000          61,000          2,511,000
   ALLOWANCE FOR SALES RETURNS          1,715,000        123,000                          1,838,000
                                     ---------------------------------------------------------------
   TOTALS                             $ 4,468,000    $   478,000     $  (597,000)       $ 4,349,000
                                     ===============================================================

Year ended March 31, 1999:
   Deducted from asset accounts:
   Inventory obsolescence reserve     $         0    $   658,000     $         0        $   658,000
   Allowance for doubtful accounts      1,112,000        960,000         (23,000)(1)      2,095,000
   Allowance for sales returns          1,300,000        415,000                          1,715,000
                                     ---------------------------------------------------------------
   Totals                             $ 2,412,000    $ 2,033,000     $   (23,000)(1)    $ 4,468,000
                                     ===============================================================

Year ended March 31, 1998:
   Deducted from asset accounts:
   Inventory obsolescence reserve     $         0    $         0     $         0        $         0
   Allowance for doubtful accounts      2,388,000        (22,000)      1,254,000(1)       1,112,000
   Allowance for sales returns          1,197,000        103,000                          1,300,000
                                     ---------------------------------------------------------------
   Totals                             $ 3,585,000    $    81,000     $ 1,254,000(1)     $ 2,412,000
                                     ===============================================================

(1) Uncollectible accounts written off, net of recoveries.