Form 10-Q
period 2000-06-30
NAVARRE CORP /MN/
filed 2000-08-11
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period June 30, 2000

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

        Registrant's telephone number, including area code (763) 535-8333

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

Common Stock, No Par Value - 25,655,004 shares as of July 31, 2000

                               NAVARRE CORPORATION

                                      INDEX



PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
                     June 30, 2000 and March 31, 2000

              Consolidated Statements of Operations -
                     Three months ended June 30, 2000 and 1999

              Consolidated Statements of Cash Flows - Three months
                     ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements - June 30, 2000


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               JUNE 30, 2000    MARCH 31, 2000
                                                                              ---------------------------------
                                                                                 (UNAUDITED)        (NOTE)
ASSETS
Current assets:
   Cash                                                                          $   16,264       $   15,739
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $4,028 and $4,349, respectively                                     42,859           56,483
   Inventories                                                                       26,575           22,421
   Note receivable, related parties                                                     411              375
   Prepaid expenses and other current assets                                            481              216
                                                                              ---------------------------------
Total current assets                                                             $   86,590       $   95,234
NetRadio note receivable                                                              9,597            9,597
Equity investment in NetRadio                                                            --            1,941

Property and equipment, net of accumulated depreciation of $4,080 and
   $4,473, respectively                                                               2,857            2,469
Other assets:
   Goodwill                                                                             382              391
   Other assets                                                                          93               79
                                                                              ---------------------------------
Total assets                                                                     $   99,519       $  109,711
                                                                              =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                          $       --       $       --
   Accounts payable                                                                  58,516           66,718
   Accrued expenses                                                                   1,637            1,570
                                                                              ---------------------------------
Total current liabilities                                                        $   60,153           68,288

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding Class B convertible preferred shares - 13,610
         and 34,000, respectively                                                     8,010            8,010
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares-25,649,492 and 23,534,435, respectively          91,554           91,501
   Retained deficit                                                                 (60,171)         (58,051)
   Unearned compensation                                                                (27)             (37)
                                                                              ---------------------------------
Total shareholders' equity                                                           39,366           41,423
                                                                              ---------------------------------
Total liabilities and shareholders' equity                                       $   99,519       $  109,711
                                                                              =================================

NOTE: THE BALANCE SHEET AT MARCH 31, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,
                                                            2000            1999
                                                     ---------------------------------
Net sales                                               $   55,166       $   57,751

Cost of sales                                               47,518           50,946
                                                     ---------------------------------

Gross profit                                                 7,648            6,805

Operating expenses:
   Selling and promotion                                     1,933            2,331
   Distribution and warehousing                              1,624            1,186
   General and administration                                4,604            5,399
   Depreciation and amortization                               197              437
                                                     ---------------------------------
                                                             8,358            9,353
                                                     ---------------------------------

Loss from operations                                          (710)          (2,548)

Other expense:
   Interest expense                                            (58)            (199)
   Other income                                                588              143
                                                     ---------------------------------

Loss before equity in loss of NetRadio Corporation            (180)          (2,604)


Equity in loss of  NetRadio Corporation                     (1,941)              --
                                                     ---------------------------------

Loss before income taxes                                    (2,121)          (2,604)


Income tax benefit                                              --               --
                                                     ---------------------------------
Net loss attributable to common shareholders            $   (2,121)      $   (2,604)
                                                     =================================

Loss per common share:
    Basic and diluted                                   $     (.09)      $     (.11)
                                                     =================================
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                                        24,580           23,371
                                                     =================================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                   2000             1999
                                                             ---------------------------------
OPERATING ACTIVITIES
Net loss                                                        $   (2,121)      $   (2,604)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Depreciation and amortization of intangible assets             197              437
        Amortization on unearned compensation                           10               24
        Equity in loss of NetRadio Corporation                       1,941               --
        Employee stock compensation                                     53               --
        Changes in operating assets and liabilities:
            Accounts receivable                                     13,624           (2,563)
            Inventories                                             (4,154)          (1,040)
            Prepaid expenses and other assets                         (243)          (1,669)
            Accounts payable and accrued expenses                   (8,135)           2,572
                                                             ---------------------------------
Net cash provided by (used in) operating activities                  1,172           (4,843)

INVESTING ACTIVITIES

Note receivable, related parties                                       (36)              29
Purchase of equipment and leasehold improvements                      (611)            (439)
                                                             ---------------------------------
Net cash used in investing activities                                 (647)            (410)

FINANCING ACTIVITIES
Payment on long-term debt                                               --              (40)
Proceeds from notes payable, bank                                       --           54,040
Payment on notes payable, bank                                          --          (49,286)
Exercise of common stock options                                        --              478
                                                             ---------------------------------
Net cash provided by financing activities                               --            5,192
                                                             ---------------------------------

Net increase in cash                                                   525              (61)
Cash at beginning of period                                         15,739               92
                                                             ---------------------------------
Cash at end of period                                           $   16,264       $       31
                                                             =================================

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, eSplice, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2000. Certain balances at June 30, 1999 have been reclassified to conform to the June 30, 2000 presentation.


NOTE B - BUSINESS SEGMENTS

Financial Information by reportable business segment is included in the following summary:

                                                         (in thousands)
                                                         QUARTERS ENDED
                                                JUNE 30, 2000     JUNE 30, 1999
                                               ---------------------------------

      NET SALES
      Home Entertainment Products                 $   55,164       $   57,531
      eSplice                                              2               --
      NetRadio                                            --              220
                                               ---------------------------------
      CONSOLIDATED                                $   55,166       $   57,751

      OPERATING LOSS
      Home Entertainment Products                        (96)            (393)
      eSplice                                           (614)              --
      NetRadio                                            --           (2,155)
                                               ---------------------------------
      CONSOLIDATED LOSS                                 (710)          (2,548)

      Net Interest Expense                               (58)            (199)
      Other Income                                       588              143
      Equity loss from investment in NetRadio         (1,941)              --
                                               ---------------------------------
      LOSS BEFORE INCOME TAXES                    $   (2,121)      $   (2,604)

NOTE C - NET EARNINGS (LOSS) PER SHARE

For the periods ending June 30, 2000 and 1999, preferred stock, preferred stock warrants and employee stock options are not included in the computation of the dilutive, weighted-average shares calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

      (In thousands, except per share data)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                    2000           1999
                                                               -----------------------------
      Numerator:
           Net loss                                              $  (2,121)      $  (2,604)

                                                               -----------------------------
                Adjusted net loss applicable to common stock     $  (2,121)      $  (2,604)
      Denominator:
           Denominator for basic earnings per
                share--weighted-average shares                      24,580          23,371
           Denominator for diluted earnings
                per share--adjusted
                weighted-average shares                             24,580          23,371
                                                               -----------------------------

      Basic and dilutive loss per share                          $    (.09)      $    (.11)
                                                               =============================

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

NOTE E - NETRADIO CORPORATION

On October 19, 1999, NetRadio Corporation, the Company's formally majority owned subsidiary, closed on an initial public offering of 3,200,000 shares of its common stock at a price of $11.00 per share. As a result of the completion of the NetRadio initial public offering and the subsequent exercise of options by NetRadio option holders, Navarre's ownership of NetRadio decreased to less than fifty percent effective November 5, 1999. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio on the equity method.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Navarre Corporation ("Navarre" or the "Company") is a major distributor of music, software, interactive CD-ROM products and DVD videos. Navarre sells to major music and software retailers, wholesalers and rackjobbers. In addition, through its wholly owned subsidiary, eSplice, Inc., a development stage company, Navarre is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

Navarre's operations are classified into two business segments for fiscal 2001, based upon products and services provided. They are home entertainment products and eSplice, Inc. The home entertainment products segment distributes two principal products, computer software products and music products.

During the fiscal year ended March 31, 2000, Navarre was the majority shareholder; of NetRadio Corporation, a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                                   THREE MONTHS ENDED JUNE 30
                                                     2000               1999
                                                --------------------------------
      Net sales:
            Computer software                        65.5%              64.4%
            Music                                    34.5               35.2
                                                --------------------------------
        Home entertainment products                 100.0               99.6
        eSplice, Inc.                                  --                 --
        NetRadio Corporation                           --                0.4
                                                --------------------------------
      Total net sales                               100.0              100.0
      Cost of sales                                  86.1               88.2
                                                --------------------------------
      Gross profit                                   13.9               11.8

      Selling and promotion                           3.5                4.0
      Distribution and warehousing                    2.9                2.1
      General and administration                      8.3                9.3
      Depreciation and amortization                   0.4                0.8
                                                --------------------------------
      Loss from operations                           (1.3)              (4.4)
      Interest expense                               (0.1)              (0.3)
      Other expense                                   1.1                0.2
      Equity loss from investment in NetRadio        (3.5)                --
                                                --------------------------------
      Net loss                                       (3.8)%             (4.5)%
                                                ================================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors see the section entitled "Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 2000, and the section "Risk Factors" in the Company's Prospectus dated January 11, 2000 and filed with the SEC on January 12, 2000.

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products for the first quarter ended June 30, 2000 decreased 4.0% to $55.2 million in fiscal 2001 from $57.5 million for the same period in fiscal 2000. The decrease was due to decreased sales in both the Computer Products Division and the Music Products Division. Computer Products sales for the first quarter ended June 30, 2000 decreased by 2.7% to $36.2 million for fiscal 2001 from $37.2 million for the same period in fiscal 2000. This decrease was primarily due to the personal computer software industry experiencing lower sales for the period. Music sales for the first quarter ended June 30, 2000 decreased 6.4% to $19.0 million for fiscal 2001 from $20.3 million for the same period in fiscal 2000. This decrease was primarily due to a shift of new release titles closer to the holiday season.

Gross profit of home entertainment products for the first quarter ended June 30, 2000 increased 13.4% or $930,000 to $7.6 million for fiscal 2001 from $6.7 million for the same period in fiscal 2000. As a percentage of net sales, gross profit for first quarter ended June 30, 2000 increased to 13.8% for fiscal 2001 from 11.7% for the same period in fiscal 2000. Gross margin from the Computer Products Division's net sales for the first quarter ended June 30, 2000 was $4.3 million or 11.9% as a percentage of net sales in fiscal 2001 compared with $4.1 million or 11.0% as a percentage of net sales in the same period in fiscal 2000. The increase was primarily due to higher margin sales mix. Gross margin from music sales for the first quarter ended June 30, 2000 was $3.3 million or 17.4% of music net sales in fiscal 2001 compared with $2.6 million or 12.8% of music net sales for the same period in fiscal 2000. The increase was primarily attributable to programs implemented with the proprietary independent labels.

Selling and promotion expense of home entertainment products for the first quarter ended June 30, 2000 remained flat at $1.9 million in fiscal 2001 and $1.9 million for the same period in fiscal 2000 but as a percentage of net sales increased to 3.4% in fiscal 2001 from 3.3% for the same period in fiscal 2000. This increase for the first quarter as a percentage of sales was primarily due to Navarre's reduction in net sales from the prior year.

Distribution and warehousing expense for the first quarter ended June 30, 2000 increased to $1.6 million for fiscal 2001 from $1.2 million for the same period in fiscal 2000 and as a percentage of net sales, it increased to 2.9% of net sales in fiscal 2001 from 2.1% of net sales for fiscal 2000. This increase for the first quarter was primarily due to increased costs associated with increased returns processing.

General and administration expenses of home entertainment products for the first quarter ended June 30, 2000 increased to $4.1 million for fiscal 2001 from $3.8 million for the same period in fiscal 2000 and as a percentage of net sales, it increased to 7.4% for fiscal 2001 from 6.5% for the same period in fiscal 2000. This increase for the fiscal first quarter was primarily due to having the infrastructure in place for a higher level of sales.

Interest expense for the first quarter ended June 30, 2000 decreased to $43,000 in fiscal 2001 from $111,000 for the same period in fiscal 2000. This decrease resulted from having no debt.

Other income which consists principally of interest income for the fiscal first quarter ended June 30, 2000, increased to $589,000 for fiscal 2001 from $141,000 in fiscal 2000. This increase was primarily due to interest received from our cash investments.

Due to the accumulated losses from prior years and the current quarter's loss, the Company has not recorded any tax benefit.

Net income of home entertainment products for fiscal first quarter ended June 30, 2000 before the equity loss for the investment in NetRadio was $415,000 for fiscal 2001 compared to a loss of $362,000 for the same period in fiscal 2000.

eSPLICE, INC.

During the fiscal first quarter ended June 30, 2000, eSplice, Inc. had revenue of $2,000, operating expenses of $615,000 including $62,000 in selling and promotion expense and $538,000 in general and administration expense. eSplice, Inc. had a net loss of $629,000 for the fiscal first quarter ended June 30, 2000.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings. The level of borrowings has historically fluctuated significantly during the year. At June 30, 2000, the Company had net accounts receivable of $42.9 million, inventory of $26.6 million, accounts payable of $58.5 million and no bank debt.

For the fiscal first quarter ended June 30, 2000, net sales were $55.2 million for fiscal 2001, a decrease of $2.6 million over net sales of $57.8 million in fiscal 2000. The Company generated cash of $1.2 million from operating activities. Accounts receivable decreased by $13.6 million, inventories increased by $4.2 million and accounts payable and accrued expense decreased by $8.1 million. Investing activities used $647,000 of cash, including $611,000 for the purchase of furniture, equipment and leasehold improvements. Cash at the end of the period increased by $525,000.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $25.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base.

The Company anticipates it could utilize its credit facility during the next twelve months to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in this Form 10-Q.

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

NAVARRE SECURITIES LITIGATION

On or about December 6, 1999, Daniel Chen, on behalf of himself and all others similarly situated, filed a class action complaint in the United States District Court, District of Minnesota, against the Company and its directors alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities Exchange Commission, and violation of
Section 20(a) of the Securities Exchange Act of 1934. Plaintiff's complaint is essentially based on the factual allegations that Navarre and/or its directors made material misleading statements or omissions regarding the timing of an initial public offering of shares in its subsidiary, NetRadio Corporation. The plaintiff seeks unspecified damages and certification of a class to include all those similarly situated and who acquired shares of Navarre Corporation during the time period of November 25, 1998 through December 9, 1998.

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

On February 22, 2000, Navarre and the directors served a motion to dismiss the Chen and Poucher complaints for failure to state a claim for which relief can be granted. Thereafter, on February 25, 2000, the court held a hearing on Mr. Chen's and Ms. Poucher's motion to appoint Lead Plaintiffs and Lead Counsel and to consolidate and amend the complaints. The magistrate judge, by Order dated March 1, 2000, denied, without prejudice, the motion to appoint Lead Plaintiffs and Lead Counsel, granted the motion to consolidate the pleadings so that the litigation is now entitled "In re: Navarre Securities Corp. Litigation," denied, without prejudice, the motion to amend, and stayed Navarre and the directors' motion to dismiss pending resolution of the amendment issues, the Lead Plaintiffs issues, and the Lead Counsel issues. Plaintiffs re-filed their motion to appoint Lead Plaintiffs and Lead Counsel, and the court granted in part and denied in part the motion by Order dated April 18, 2000.

Plaintiffs renewed their motion to amend which was heard by the magistrate judge on June 19, 2000. Navarre and the directors opposed the motion to amend, and on July 18,2000, the magistrate judge handed down an order granting in part and denying in part Plaintiffs' motion to amend, requiring Plaintiffs to file the approved pleading on or before July 21, 2000. Navarre and the directors contend that Plaintiffs failed to comply with the court's order regarding the amended complaint. No hearing has yet been scheduled with the magistrate judge's order.

This litigation is in the very early stages of proceeding, and pursuant to applicable procedural rules governing class action lawsuits and the Reform Act, as well as the agreement between the parties, discovery in the matter is currently stayed.

The Company and the directors intend to vigorously defend against Plaintiffs' claims. Because of the contingencies and uncertainties associated with litigation of the kind, it is difficult, if not impossible, to opine with respect to the exposure to the Company and/or its directors, if any, at this juncture.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

As disclosed in the Form 10-K for the year ended March 31, 2000, on May 17, 2000, Fletcher converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock. The Company believes the May 17, 2000 transaction with Fletcher was exempt pursuant to Section 3(a)(9) of the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             Exhibit 27: Financial data schedule

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the three months ended June 30, 2000

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NAVARRE CORPORATION
                                       (Registrant)




Date: August 10, 2000                  By /s/ Eric H. Paulson
                                       -----------------------
                                       Eric H. Paulson
                                       Chairman of the Board,
                                       President and
                                       Chief Executive Officer


Date: August 10, 2000                  By /s/ Charles E. Cheney
                                       ------------------------
                                       Charles E. Cheney
                                       Vice-Chairman,
                                       Treasurer and Secretary,
                                       Executive Vice President,
                                       and Chief Financial Officer