Form 10-Q
period 2000-09-30
NAVARRE CORP /MN/
filed 2000-11-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Quarterly Period Ended September 30, 2000

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

Common Stock, No Par Value - 25,655,004 shares as of October 31, 2000

                               NAVARRE CORPORATION

                                      INDEX



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
                   September 30, 2000 and March 31, 2000

            Consolidated Statements of Operations -
                   Three months and six months ended September 30, 2000 and 1999

            Consolidated Statements of Cash Flows -
                   Six months ended September 30, 2000 and 1999

            Notes to Consolidated Financial Statements - September 30, 2000

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30, 2000      MARCH 31, 2000
                                                                               -----------------------------------------
                                                                                   (UNAUDITED)             (NOTE)
ASSETS
Current assets:
   Cash                                                                            $      4,851         $     15,739
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $4,996 and $4,349, respectively                                         67,624               56,483
   Inventories                                                                           35,403               22,421
   Note receivable, related parties                                                         594                  375
   Prepaid expenses and other current assets                                                188                  216
                                                                               -----------------------------------------
Total current assets                                                               $    108,660         $     95,234
NetRadio note receivable                                                                     --                9,597
Equity investment in NetRadio                                                                --                1,941

Property and equipment, net of accumulated depreciation of $4,696 and
   $4,473, respectively                                                                   4,364                2,469
Other assets:
   Goodwill                                                                                 373                  391
   Other assets                                                                              93                   79
                                                                               -----------------------------------------
Total assets                                                                       $    113,490         $    109,711
                                                                               =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                            $         --         $         --
   Accounts payable                                                                      80,314               66,718
   Accrued expenses                                                                       2,234                1,570
                                                                               -----------------------------------------
Total current liabilities                                                          $     82,548         $     68,288

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding Class B convertible preferred shares - 13,610
         and 34,000, respectively                                                         3,206                8,010
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares-25,655,004 and 23,534,435, respectively              96,371               91,501
   Retained deficit                                                                     (68,618)             (58,051)
   Unearned compensation                                                                    (17)                 (37)
                                                                               -----------------------------------------
Total shareholders' equity                                                               30,942               41,423
                                                                               -----------------------------------------
Total liabilities and shareholders' equity                                         $    113,490         $    109,711
                                                                               =========================================

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   2000            1999            2000            1999
                                                            ------------------------------------------------------------------
Net sales                                                       $   78,378      $   67,399      $  133,544      $  125,150

Cost of sales                                                       69,245          58,629         116,763         109,575
                                                            ------------------------------------------------------------------

Gross profit                                                         9,133           8,770          16,781          15,575

Operating expenses:
   Selling and promotion                                             2,196           3,331           4,129           5,662
   Distribution and warehousing                                      1,736           1,443           3,360           2,629
   General and administration                                        3,960           6,860           8,564          12,259
   Depreciation and amortization                                       625             441             822             878
                                                            ------------------------------------------------------------------
                                                                     8,517          12,075          16,875          21,428
                                                            ------------------------------------------------------------------

Income (loss) from operations                                          616          (3,305)            (94)         (5,853)

Other expense:
   Interest expense                                                    (11)            (97)            (69)           (296)
   Other income                                                        545             218           1,133             361
                                                            ------------------------------------------------------------------

Income (loss) before equity in loss of NetRadio Corporation          1,150          (3,184)            970          (5,788)

Equity in loss of  NetRadio Corporation                             (9,597)             --         (11,538)             --
                                                            ------------------------------------------------------------------

Loss before income taxes                                            (8,447)         (3,184)        (10,568)         (5,788)

Income tax benefit                                                      --              --              --              --
                                                            ------------------------------------------------------------------
Net loss attributable to common shareholders                    $   (8,447)     $   (3,184)     $  (10,568)     $   (5,788)
                                                            ==================================================================

Loss per common share:
    Basic and diluted                                           $    (0.33)     $    (0.14)     $    (0.42)     $    (0.25)
                                                            ==================================================================
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                                                25,654          23,509          25,120          23,441
                                                            ==================================================================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    2000              1999
                                                                            --------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $    (10,568)     $     (5,788)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of intangible assets                               859               873
        Amortization of unearned compensation                                             20                48
        Equity in loss of NetRadio Corporation                                        11,538                --
        Employee stock compensation                                                       53                --
        Changes in operating assets and liabilities:
            Accounts receivable                                                      (11,141)          (12,807)
            Inventories                                                              (12,982)           (5,596)
            Prepaid expenses and other assets                                             14            (1,718)
            Income tax receivable                                                         --               613
            Accounts payable and accrued expenses                                     14,260            18,890
                                                                            --------------------------------------
Net cash used in operating activities                                                 (7,947)           (5,485)

INVESTING ACTIVITIES
Note receivable, related parties                                                        (219)              (16)
Purchase of equipment and leasehold improvements                                      (2,735)           (1,112)
                                                                            --------------------------------------
Net cash used in investing activities                                                 (2,954)           (1,128)

FINANCING ACTIVITIES
Net change in long-term debt                                                              --                30
Proceeds from notes payable, bank                                                         --           104,448
Payment on notes payable, bank                                                            --          (104,777)
Proceeds from sale of preferred stock and warrants                                        13             8,019
Exercise of common stock options and warrants                                             --               741
                                                                            --------------------------------------
Net cash provided by financing activities                                                 13             8,461
                                                                            --------------------------------------

Net decrease in cash                                                                 (10,888)            1,848
Cash at beginning of period                                                           15,739                92
                                                                            --------------------------------------
Cash at end of period                                                           $      4,851      $      1,940
                                                                            ======================================

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, eSplice, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2000.


NOTE B - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

(In thousands)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  2000           1999           2000          1999
                                            ----------------------------------------------------------
NET SALES
Home Entertainment Products                    $  78,376      $  67,011      $ 133,540      $ 124,542
eSplice                                                2             --              4             --
NetRadio                                              --            388             --            608
                                            ----------------------------------------------------------
CONSOLIDATED                                   $  78,378      $  67,399      $ 133,544      $ 125,150
                                            ==========================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                    $     932      $     734      $     836      $     342
eSplice                                             (316)            --           (930)            --
NetRadio                                              --         (4,039)            --         (6,195)
                                            ----------------------------------------------------------
CONSOLIDATED INCOME (LOSS) FROM OPERATIONS     $     616      $  (3,305)     $     (94)     $  (5,853)
                                            ==========================================================

Interest Expense                               $     (11)     $     (97)     $     (69)     $    (296)
Other Income                                         545            218          1,133            361
Equity loss from investment in NetRadio           (9,597)            --        (11,538)            --
                                            ----------------------------------------------------------
LOSS BEFORE INCOME TAXES                       $  (8,447)     $  (3,184)     $ (10,568)     $  (5,788)
                                            ==========================================================


NOTE C - NET EARNINGS (LOSS) PER SHARE

For the periods ending September 30, 2000 and 1999, preferred stock, preferred stock warrants and employee stock options are not included in the computation of the dilutive, weighted-average shares calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

     (In thousands, except per share data)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                2000          1999          2000          1999
                                          -------------------------------------------------------
Numerator:
     Net loss applicable to common stock     $ (8,447)     $ (3,184)     $(10,568)     $ (5,788)
                                          -------------------------------------------------------

Denominator:
     Denominator for basic earnings per
          share--weighted-average shares       25,654        23,509        25,120        23,441
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares             25,654        23,509        25,120        23,441
                                          -------------------------------------------------------

Basic and dilutive loss per share            $  (0.33)     $  (0.14)     $  (0.42)     $  (0.25)
                                          =======================================================


NOTE D - CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher International") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). Under the terms of the Subscription Agreement, the Class B Preferred Stock could be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock. Under the warrant, Fletcher International would pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if it exercised the warrant in its entirety. On May 18, 2000, Fletcher International converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock.

Subsequent to the Balance Sheet date, Navarre and Fletcher International entered into and closed on a portion of the obligations contained in a Securities Redemption Agreement ("Redemption Agreement"). Under the Redemption Agreement and closing, Navarre repurchased all of the 13,610 shares of its Class B Preferred Stock not yet converted with a carrying value of approximately $3.2 million. In connection with the repurchase, Navarre paid Fletcher International $3.4 million and issued to Fletcher International a promissory note due November 21, 2000 for an additional $600,000. Under the Redemption Agreement, Navarre and Fletcher International agreed that upon payment of the $600,000 promissory note, Fletcher International will return the outstanding warrant to purchase an additional $4.0 million of Class B Preferred Stock and all rights of Fletcher International and Navarre to purchase and sell Navarre securities under the Subscription Agreement will be terminated.

In June 2000, Navarre hired the investment-banking firm Sutro & Co., Inc. to advise Navarre with respect to various strategic matters. In connection with its engagement of Sutro, on October 1, 2000, subsequent to the Balance Sheet date, Navarre issued Sutro a warrant to purchase 10,000 shares of Navarre Common stock at a price of $4.50 per share.

NOTE E - NETRADIO CORPORATION

On October 19, 1999, NetRadio Corporation, the Company's formerly majority owned subsidiary, closed on an initial public offering of 3,200,000 shares of its common stock at a price of $11.00 per share. As a result of the completion of the NetRadio initial public offering and the subsequent exercise of options by NetRadio option holders, Navarre's ownership of NetRadio decreased to less than fifty percent effective November 5, 1999. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio on the equity method.

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, is due on November 14, 2001. During the quarter ended September 30, 2000, Navarre determined that the Term Note was impaired and Navarre recorded a valuation reserve for the $9.6 million carrying value of the Note. As a result, Navarre's basis in the Note has been reduced to zero.

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

For a portion of the fiscal year ended March 31, 2000, Navarre was the majority shareholder, of NetRadio Corporation; a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method. As discussed above in Note E of "Notes to Consolidated Financial Statements," Navarre incurred a charge of $9.6 million in quarter ended September 30, 2000 with respect to its indebtedness from NetRadio Corporation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                2000           1999           2000           1999
                                           ----------------------------------------------------------
Net sales:
      Computer software                         65.6%          62.2%          65.6%          63.3%
      Music                                     34.4           37.2           34.4           36.3
                                           ----------------------------------------------------------
  Home entertainment products                  100.0           99.4          100.0           99.6
  eSplice, Inc.                                   --             --             --             --
  NetRadio Corporation                            --            0.6             --            0.4
                                           ----------------------------------------------------------
Total net sales                                100.0          100.0          100.0          100.0
Cost of sales                                   88.3           87.0           87.4           87.6
                                           ----------------------------------------------------------
Gross profit                                    11.7           13.0           12.6           12.4

Selling and promotion                            2.8            4.9            3.1            4.5
Distribution and warehousing                     2.2            2.1            2.5            2.1
General and administration                       5.1           10.2            6.5            9.8
Depreciation and amortization                    0.8            0.7            0.6            0.7
                                           ----------------------------------------------------------
Income (loss) from operations                    0.8           (4.9)          (0.1)          (4.7)
Interest expense                                (0.0)          (0.1)          (0.1)          (0.2)
Other income                                     0.7            0.3            0.9            0.3
Equity loss from investment in NetRadio        (12.2)            --           (8.6)            --
                                           ----------------------------------------------------------
Net loss                                       (10.7)%         (4.7)%         (7.9)%         (4.6)%
                                           ==========================================================

Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors, see the section entitled "Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 2000, and the section "Risk Factors" in the Company's Prospectus dated January 11, 2000 and filed with the SEC on January 12, 2000.

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products for the second quarter ended September 30, 2000 increased 16.7% to $78.3 million in fiscal 2001 from $67.1 million in fiscal 2000. For the six-month period ended September 30, 2000, net sales of home entertainment products increased 7.1% to $133.5 million in fiscal 2001 from $124.6 million in fiscal 2000. The increase in sales for the second quarter and six-month period was due to increased sales in both the Computer Products Division and the Music Products Division. Computer Products net sales for the second quarter ended September 30, 2000 increased 22.1% to $51.3 million for fiscal 2001 from $42.0 million in fiscal 2000. For the six-month period ended September 30, 2000, net sales of Computer Products increased 10.5% to $87.5 million in fiscal 2001 from $79.2 million in fiscal 2000. The increase in sales for the second quarter and six-month period was primarily due to growth in Navarre's distributed market share of consumer software. Music Products net sales for the second quarter ended September 30, 2000 increased 7.6% to $27.0 million for fiscal 2001 from $25.1 million in fiscal 2000. For the six-month period ended September 30, 2000, net sales of Music Products increased 1.3% to $46.0 million in fiscal 2001 from $45.4 million in fiscal 2000. The increase in sales for the second quarter and six-month period was primarily due to sales of new release titles for the holiday season.

Gross margin from home entertainment products for the second quarter ended September 30, 2000 was $9.1 million or 11.7% as a percentage of net sales for fiscal 2001 compared with $8.6 million or 12.8% as a percentage of net sales in fiscal 2000. The decrease in margin as a percentage of net sales for the second quarter was due to decreases in both the Computer Products and Music Products Divisions. For the six-month period ended September 30, 2000, gross margin from home entertainment products was $16.8 million or 12.6% as a percentage of net sales for fiscal 2001 compared with $15.3 million or 12.3% as a percentage of net sales in fiscal 2000. The six-month increase in margin as a percentage of net sales was due to increases in both the Computer Products and Music Products Divisions.

Gross margin from the Computer Products Division's net sales for the second quarter ended September 30, 2000 was $5.2 million or 10.1% as a percentage of net sales in fiscal 2001 compared with $4.4 million or 10.5% as a percentage of net sales in fiscal 2000. The decrease in margin as a percentage of net sales for the second quarter was due to a lower margin sales mix. For the six-month period ended September 30, 2000, gross margin from the Computer Products Division's net sales was $9.5 million or 10.9% as a percentage of net sales in fiscal 2001 compared with $8.5 million or 10.7% as a percentage of net sales in fiscal 2000. The six-month increase was primarily due to higher margin sales mix.

Gross margin from the Music Products Division's net sales for the second quarter ended September 30, 2000 was $4.0 million or 14.8% as a percentage of net sales in fiscal 2001 compared with $4.2 million or 16.7% as a percentage of net sales in fiscal 2000. The decrease in margin as a percentage of net sales for the second quarter was due to a lower margin sales mix. For the six-month period ended September 30, 2000, gross margin from the Music Products Division's net sales was $7.3 million or 15.9% as a percentage of net sales in fiscal 2001 compared with $6.8 million or 15.0% as a percentage of net sales in fiscal 2000. The six-month increase in margin as a percentage of net sales was primarily attributable to rebate programs implemented with the proprietary independent labels.

Selling and promotion expense of home entertainment products for the second quarter ended September 30, 2000 decreased to $2.1 million in fiscal 2001 from $2.3 million in fiscal 2000 and as a percentage of net sales decreased to 2.7% in fiscal 2001 from 3.4% in fiscal 2000. For the six-month period ended September 30, 2000, selling and promotion expense of home entertainment products decreased to $4.0 million in fiscal 2001 from $4.2 million in fiscal 2000 and as a percentage of net sales decreased to 3.0% in fiscal 2001 from 3.4% in fiscal 2000. The decrease for the second quarter and the six-month period was due to lower costs associated with expedited freight.

Distribution and warehousing expense of home entertainment products for the second quarter ended September 30, 2000 increased to $1.7 million for fiscal 2001 from $1.4 million in fiscal 2000 but as a percentage of net sales, it remained constant at 2.2% of net sales in both fiscal 2001 and fiscal 2000. For the six-month period ended September 30, 2000, distribution and warehousing expense increased to $3.3 million in fiscal 2001 from $2.6 million in fiscal 2000 and increased as a percentage of net sales to 2.5% in fiscal 2001 from 2.1% in fiscal 2000. The six-month increase was due to increased costs associated with increased returns processing in the first quarter.

General and administration expense of home entertainment products for the second quarter ended September 30, 2000 increased to $4.0 million for fiscal 2001 from $3.9 million in fiscal 2000 but as a percentage of net sales, it decreased to 5.2% for fiscal 2001 from 5.8% in fiscal 2000. For the six-month period ended September 30, 2000, general and administration expenses of home entertainment products increased to $8.1 million in fiscal 2001 from $7.7 million in fiscal 2000 but as a percentage of net sales, it decreased to 6.1% in fiscal 2001 from 6.2% in fiscal 2000. The percentage of net sales decrease for the second quarter and six-month period was attributable to improved efficiencies associated with operating at a higher level of sales.

eSPLICE, INC.

The Company wholly-owned subsidiary, eSplice, Inc. is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

During the second quarter ended September 30, 2000, eSplice, Inc. had revenue of $2,000, operating expenses of $318,000 including $66,000 in selling and promotion expense and $252,000 in general and administration and depreciation expense. For the six-month period ended September 30, 2000, eSplice, Inc. had revenue of $4,000, operating expenses of $933,000 including $128,000 in selling and promotion expense and $455,000 in general and administration and $350,000 depreciation expense.

Interest expense for the second quarter ended September 30, 2000 decreased to $11,000 in fiscal 2001 from $97,000 in fiscal 2000. For the six-month period ended September 30, interest expense decreased to $69,000 in fiscal 2001 from $296,000 in fiscal 2000. This decrease resulted from improved cash management, which resulted in no debt.

Other income, which consists principally of interest income, for the second quarter ended September 30, 2000 increased to $545,000 for fiscal 2001 from $218,000 in fiscal 2000. For the six-month period ended September 30, 2000, other income increased to $1.1 million for fiscal 2001 from $361,000 in fiscal 2000. The increase was primarily due to higher interest rates received on our cash investments.

Due to the accumulated losses from prior years and the current quarter's loss, the Company has not recorded any tax benefit.

Income, before the equity in loss of NetRadio Corporation, for the second quarter ended September 30, 2000 was $1.1 million for fiscal 2001 compared to a loss of $3.2 million in fiscal 2000. For the six-month period ended September 30, 2000, income, before the equity in loss of NetRadio Corporation, was $1.0 million for fiscal 2001 compared to a loss of $5.8 in fiscal 2000.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and funds raised through private equity financing. The level of bank borrowings has historically fluctuated significantly during the year. At September 30, 2000, the Company had accounts payable of $80.3 million financing assets of net accounts receivable of $67.6 million and inventory of $35.4 million.

The Company used cash of $7.9 million in operating activities. Accounts receivable increased by $11.1 million, inventories increased by $13.0 million and accounts payable and accrued expense increased by $14.3 million. The Company's accounts receivable, inventory, and accounts payable typically increase during the second quarter of its fiscal year because of the seasonal nature of the Company's business. Investing activities used $2.9 million of cash, including $2.7 million for the purchase of furniture, equipment and leasehold improvements. Cash at the end of the period decreased by $10.9 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $25.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base. The Company anticipates it will utilize its credit facility during the current quarter to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements. As disclosed above under Note D of "Notes to Consolidated Finance Statements", subsequent to the Balance Sheet date, Navarre repurchased 13,610 shares of its Class B Preferred Stock for $3.4 million and delivered a $600,000 promissory note due November 21, 2000.

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

Plaintiffs renewed their motion to amend which was heard by the magistrate judge on June 19, 2000. Navarre and the directors opposed the motion to amend, and on July 18, 2000, the magistrate judge handed down an order granting in party and denying in part Plaintiffs' motion to amend, requiring Plaintiffs to file the approved pleading on or before July 21, 2000. Navarre and the directors contended that Plaintiffs failed to comply with the court's order regarding the filing of the amended complaint, and moved to strike the same and for lifting the stay on Navarre's motion to dismiss. On September 6, 2000, a hearing was held on Navarre's motion to strike the purported amended complaint filed by Plaintiffs and to lift the stay on Navarre's motion to dismiss. Plaintiffs requested an additional opportunity to file a corrected amended complaint to address the objections raised. Following the hearing, the court ordered that Plaintiffs are permitted to file a final amended complaint provided, however, that no further amendments of the complaint will be allowed except for good cause shown by Plaintiffs. Plaintiffs filed the amended complaint on September 21, 2000. The amended complaint alleges the same causes of action as set forth in the original complaint, and adds factual allegations regarding primarily the claimed impropriety of Navarre's revenue recognition practices under generally accepted accounting principles. In addition, the class period in the amended complaint is expanded to include purchasers of shares of Navarre Corporation during the time period of November 25, 1998, through July 26, 1999. Navarre has given notice of its intention to move to dismiss the amended complaint, and its supporting motion papers will be served and filed on or before November 27, 2000, pursuant to an agreed to briefing schedule.

This litigation is in the very early stages of proceeding, and pursuant to applicable procedural rules governing class action lawsuits and the Reform Act, as well as the agreement between the parties, discovery in the matter is currently stayed.

The Company and the directors intend to vigorously defend against Plaintiffs' claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2000, Navarre hired the investment-banking firm Sutro & Co., Inc. to advise Navarre with respect to various strategic matters. In connection with its engagement of Sutro, on October 1, 2000, subsequent to the Balance Sheet date, Navarre issued Sutro a warrant to purchase 10,000 shares of Navarre Common stock at a price of $4.50 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 7, 2000. At the meeting, the following action was taken:

            The following persons were re-elected as directors of the Company:

               NAMES                VOTES FOR         VOTES WITHHELD
               -----                ---------         --------------

          Michael L. Snow           23,102,845           329,875
          Alfred Teo                23,110,221           322,499

ITEM 5. OTHER INFORMATION

REPURCHASE OF CLASS B PREFERRED STOCK

Subsequent to the end of the quarter, Navarre repurchased its outstanding Class B Preferred Stock. See Note D of Notes to Financial Statement in the Form 10-Q.

BEAMSCOPE CANADA, INC.

Navarre announced that it had entered into an Asset Purchase Agreement with Toronto-based Beamscope Canada, Inc. on September 25, 2000 to acquire two operating divisions from Beamscope. On October 30, 2000, Navarre announced that it had advised Beamscope that Navarre would not proceed to close the Asset Purchase Agreement because, among other things, certain closing conditions could not be satisfied and that certain material adverse information about the business was not disclosed to Navarre. Beamscope has informed Navarre that it disputes Navarre's view (the "Dispute") that certain closing conditions could not be satisfied and maintains that all material information was disclosed to Navarre.

Under the terms of the Asset Purchase Agreement, the parties are required to use their best efforts to resolve the Dispute. If the parties do not resolve the Dispute by November 20, 2000, then upon written notice by either party, the Dispute shall be settled by Arbitration in accordance with the provisions of the Asset Purchase Agreement and the Ontario Arbitration Act.

AUTHORIZATION OF REPURCHASE PROGRAM

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are included herein:

                  Exhibit 27: Financial data schedule

      (b)   Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 2000

                               NAVARRE CORPORATION





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NAVARRE CORPORATION
                                         (Registrant)




Date: November 10, 2000                  By /s/ Eric H. Paulson
                                         ----------------------
                                         Eric H. Paulson
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer


Date: November 10, 2000                  By /s/ Charles E. Cheney
                                         ------------------------
                                         Charles E. Cheney
                                         Vice-Chairman,
                                         Treasurer and Secretary,
                                         Executive Vice President,
                                         and Chief Financial Officer