Form 10-Q
period 2000-12-31
NAVARRE CORP /MN/
filed 2001-02-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2000

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

Common Stock, No Par Value - 24,855,604 shares as of January 31, 2001

                               NAVARRE CORPORATION

                                      INDEX



         PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets -
                                    December 31, 2000 and March 31, 2000

                           Consolidated Statements of Operations -
                                    Three months and nine months ended
                                    December 31, 2000 and 1999

                           Consolidated Statements of Cash Flows -
                                    Nine months ended December 31, 2000 and 1999

                           Notes to Consolidated Financial Statements -
                                    December 31, 2000

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

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                DECEMBER 31, 2000      MARCH 31, 2000
                                                                                -------------------------------------
                                                                                   (UNAUDITED)              (NOTE)
ASSETS
Current assets:
   Cash                                                                             $ 14,257             $  15,739
   Accounts receivable, less allowance for doubtful accounts and sales
      returns of $4,736 and $4,349, respectively                                      91,277                56,483
   Inventories                                                                        30,234                22,421
   Note receivable, related parties                                                      516                   375
   Prepaid expenses and other current assets                                             181                   216
                                                                                -------------------------------------
Total current assets                                                                $136,465              $ 95,234
NetRadio note receivable                                                                  --                 9,597
Equity investment in NetRadio                                                             --                 1,941

Property and equipment, net of accumulated depreciation of $5,205 and
  $4,473 respectively                                                                  5,029                 2,469
Other assets:
   Goodwill                                                                              365                   391
   Other assets                                                                          128                    79
                                                                                -------------------------------------
Total assets                                                                        $141,987              $109,711
                                                                                =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                                                   --                    --
   Accounts payable                                                                  109,762                66,718
   Accrued expenses                                                                    3,074                 1,570
                                                                                -------------------------------------
Total current liabilities                                                           $112,836              $ 68,288

Shareholders' equity:
   Preferred stock, no par value:
      Authorized shares - 10,000,000,
      Issued and outstanding Class B convertible preferred shares - none
         and 34,000, respectively                                                         --                 8,010
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares-25,144,504 and 23,534,435, respectively           95,688                91,501
   Retained deficit                                                                  (66,530)              (58,051)
   Unearned compensation                                                                  (7)                  (37)
                                                                                -------------------------------------
Total shareholders' equity                                                            29,151                41,423
                                                                                -------------------------------------
Total liabilities and shareholders' equity                                          $141,987              $109,711
                                                                                =====================================



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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                           2000          1999         2000         1999
                                                          ------------------------------------------------
Net sales                                                $ 119,465    $  99,137    $ 253,009    $ 224,287

Cost of sales                                              105,461       86,873      222,224      196,448
                                                         -------------------------------------------------

Gross profit                                                14,004       12,264       30,785       27,839

Operating expenses:
   Selling and promotion                                     2,829        2,902        6,958        8,564
   Distribution and warehousing                              2,766        1,741        6,126        4,370
   General and administration                                5,418        5,515       13,982       17,773
   Depreciation and amortization                               517          394        1,339        1,273
                                                         -------------------------------------------------
                                                            11,530       10,552       28,405       31,980
                                                         -------------------------------------------------

Income (loss) from operations                                2,474        1,712        2,380       (4,141)

Other expense:
   Interest expense                                           (122)        (110)        (191)        (405)
   Interest income                                             524          414        1,657          774
                                                         --------------------------------------------------

Income (loss) before loss in equity from investment in
   NetRadio Corporation                                      2,876        2,016        3,846       (3,772)

                                                         -------------------------------------------------

Loss in equity from investment in NetRadio Corporation          --       (2,006)     (11,538)      (2,006)
                                                         -------------------------------------------------

Income (loss) before income taxes                            2,876           10       (7,692)      (5,778)

Premium on redemption of preferred stock                      (794)          --         (794)          --

Net income (loss) attributable to common shareholders    $   2,082    $      10    $  (8,486)   $  (5,778)
                                                         =================================================

Net income (loss) per common share:
    Basic                                                $    0.08    $    0.00    $   (0.34)   $   (0.25)
                                                         =================================================
    Diluted                                              $    0.08    $    0.00    $   (0.34)   $   (0.25)
                                                         =================================================
Weighted average common and
   Common equivalent shares outstanding
    Basic                                                   25,569       23,518       25,270       23,466
                                                         =================================================
    Diluted                                                 26,227       25,950       25,270       23,466
                                                         =================================================


                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                                                     2000         1999
                                                                              ------------------------------


OPERATING ACTIVITIES
Net loss                                                                          $  (7,692)   $  (5,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization of intangible assets                            1,346        1,273
        Amortization of unearned compensation                                            30           72
        Equity in loss of NetRadio Corporation                                       11,538        2,006
        Employee stock compensation                                                      53           --
        Valuation-stock compensation                                                     --          495
        Changes in operating assets and liabilities:
            Accounts receivable                                                     (34,794)     (27,218)
            Inventories                                                              (7,813)       1,093
            Prepaid expenses and other assets                                            21         (409)
            Income tax receivable                                                        --          613
            Accounts payable and accrued expenses                                    44,548       30,227
                                                                              ------------------------------
Net cash provided by operating activities                                             7,237        2,374

INVESTING ACTIVITIES
Note receivable, related parties                                                       (141)        (119)
Purchase of equipment and leasehold improvements                                     (3,908)      (2,093)
                                                                              ------------------------------
Net cash used in investing activities                                                (4,049)      (2,212)

FINANCING ACTIVITIES
Proceeds from notes payable, bank                                                        --      104,448
Payment on notes payable, bank                                                           --     (104,777)
Repurchase of Navarre common stock                                                     (683)          --
Repurchase of Class B preferred stock                                                (4,000)          --
Proceeds from sale of preferred stock and warrants                                       --        8,011
Exercise of common stock options and warrants                                            13          779
                                                                              ------------------------------
Net cash (used in) provided by financing activities                                  (4,670)       8,461
                                                                              ------------------------------

Net (decrease) increase in cash                                                      (1,482)       8,623
Cash at beginning of period                                                          15,739           92
                                                                              ------------------------------
Cash at end of period                                                             $  14,257    $   8,715
                                                                              ==============================


                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation and its wholly owned subsidiary, eSplice, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2000.


NOTE B - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary: (In thousands)


                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        DECEMBER 31,              DECEMBER 31,
                                                     2000         1999         2000         1999
                                             ------------------------------------------------------

NET SALES
Home Entertainment Products                        $ 119,461    $  99,008    $ 253,001    $ 223,550
Esplice                                                    4           --            8           --
NetRadio (1)                                              --          129           --          737
                                             ------------------------------------------------------
CONSOLIDATED                                       $ 119,465    $  99,137    $ 253,009    $ 224,287
                                             ======================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                        $   3,297    $   3,350    $   4,132    $   3,692
Esplice                                                 (823)          --                        --
NetRadio (1)                                              --       (1,638)          --       (7,833)
                                             -------------------------------------------------------
CONSOLIDATED INCOME (LOSS) FROM OPERATIONS         $   2,474    $   1,712    $   2,380    $  (4,141)
                                             =======================================================

Interest expense                                   $    (122)   $    (110)   $    (191)   $    (405)
Interest income                                          524          414        1,657          774
Loss in equity from investment in NetRadio
  Corp.                                                   --       (2,006)     (11,538)      (2,006)
                                             -------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  $   2,876    $      10    $  (7,692)   $  (5,778)
                                             =======================================================

(1) Includes consolidated results of NetRadio only through November 5, 1999.


NOTE C - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per share data)



                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         DECEMBER 31,            DECEMBER 31,
                                                       2000        1999        2000        1999
                                                   ------------------------------------------------
Numerator:
     Net income (loss)                              $  2,876    $     10    $ (7,692)   $ (5,778)
     Premium on redemption of preferred stock           (794)                   (794)
                                                   ------------------------------------------------
     Net income (loss) applicable to common stock   $  2,082    $     10    $ (8,486)   $ (5,778)

Denominator:
     Denominator for basic earnings per
          share--weighted-average shares              25,569      23,518      25,270      23,466

     Weighted average preferred shares                   658         432          --          --

     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                    26,227      23,950      25,270      23,466
                                                   ------------------------------------------------

Basic net income (loss) per share                   $   0.08    $    .00    $  (0.34)   $  (0.25)
                                                   ================================================
Dilutive net income (loss) per share                $   0.08    $    .00    $  (0.34)   $  (0.25)
                                                   ================================================



NOTE D - CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher International") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). Under the terms of the Subscription Agreement, the Class B Preferred Stock could be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year "warrant" to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock. Fletcher International would pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if it exercised the Warrant in its entirety. On May 18, 2000, Fletcher International converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock.

On October 24, 2000, Navarre and Fletcher International entered into and closed on a portion of the obligations contained in a Securities Redemption Agreement ("Redemption Agreement"). Under the Redemption Agreement, Navarre repurchased all of the 13,610 shares of its Class B Preferred Stock not yet converted with a carrying value of approximately $3.2 million. In connection with the repurchase, Navarre paid Fletcher International $3.4 million and issued to Fletcher International a promissory note due November 21, 2000 for an additional $600,000. In November 2000, Navarre paid the promissory note and Fletcher International returned the Warrant and all rights of Fletcher International and Navarre to purchase and sell Navarre securities under the Subscription Agreement were terminated.

In June 2000, Navarre hired the investment-banking firm Sutro & Co., Inc. to advise Navarre with respect to various strategic matters. In connection with its engagement of Sutro, on October 1, 2000, Navarre issued Sutro a warrant to purchase 10,000 shares of Navarre Common stock at a price of $4.50 per share.

NOTE E - REPURCHASE PROGRAM

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. As of December 31, 2000, Navarre had repurchased 510,500 shares for an aggregate consideration of $683,000 or an average price of $1.34.

NOTE F - NETRADIO CORPORATION

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

For a portion of the fiscal year ended March 31, 2000, Navarre was the majority shareholder, of NetRadio Corporation; a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method. As discussed above in Note F of "Notes to Consolidated Financial Statements," Navarre incurred a non-cash charge of $9.6 million in the quarter ended September 30, 2000 with respect to its receivable from NetRadio Corporation.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."


                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        DECEMBER 31,        DECEMBER 31,
                                                       2000      1999      2000      1999
                                                    ----------------------------------------
 Net sales:
       Computer software                               64.4%     64.2%     65.0%     63.7%
       Music                                           35.6      35.7      35.0      36.0
                                                    ----------------------------------------
   Home entertainment products                        100.0      99.9     100.0      99.7
   eSplice, Inc.                                         --        --        --        --
   NetRadio Corporation                                  --       0.1        --       0.3
                                                    ----------------------------------------
 Total net sales                                      100.0     100.0     100.0     100.0
 Cost of sales                                         88.3      87.6      87.8      87.6
                                                    ----------------------------------------
 Gross profit                                          11.7      12.4      12.2      12.4

 Selling and promotion                                  2.4       2.9       2.8       3.8
 Distribution and warehousing                           2.3       1.8       2.4       1.9
 General and administration                             4.5       5.6       5.5       7.9
 Depreciation and amortization                          0.4       0.4       0.5       0.6
                                                    ----------------------------------------
 Income (loss) from operations                          2.1       1.7       1.0      (1.8)
 Interest expense                                      (0.1)     (0.1)     (0.1)     (0.2)
 Other income                                           0.4       0.4       0.7       0.3
 Loss in equity from investment in NetRadio Corp.        --      (2.0)     (4.6)     (0.9)
                                                    ----------------------------------------
 Net income (loss)                                      2.4%      0.0%     (3.0)%    (2.6)%
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

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products for the third quarter ended December 31, 2000 increased 20.7% to $119.5 million in fiscal 2001 from $99.0 million in fiscal 2000. For the nine-month period ended December 31, 2000, net sales of home entertainment products increased 13.2% to $253.0 million in fiscal 2001 from $223.6 million in fiscal 2000. The increase in sales for the third quarter and nine-month period was due to increased sales in both the Computer Products Division and the Music Products Division. Computer Products net sales for the third quarter ended December 31, 2000 increased 20.9% to $76.9 million for fiscal 2001 from $63.6 million in fiscal 2000. For the nine-month period ended December 31, 2000, net sales of Computer Products increased 15.2% to $164.5 million in fiscal 2001 from $142.8 million in fiscal 2000. The increase in sales for the third quarter and nine-month period was primarily due to growth in Navarre's distributed market share of consumer software. Music Products net sales for the third quarter ended December 31, 2000 increased 20.3% to $42.6 million for fiscal 2001 from $35.4 million in fiscal 2000. For the nine-month period ended December 31, 2000, net sales of Music Products increased 9.5% to $88.5 million in fiscal 2001 from $80.8 million in fiscal 2000. The increase in sales for the third quarter and nine-month period was primarily due to increased sales of new release titles for the holiday season.

Gross margin from home entertainment products for the third quarter ended December 31, 2000 was $14.0 million or 11.7% as a percentage of net sales for fiscal 2001 compared with $12.2 million or 12.3% as a percentage of net sales in fiscal 2000. For the nine-month period ended December 31, 2000, gross margin from home entertainment products was $30.8 million or 12.2% as a percentage of net sales for fiscal 2001 compared with $27.5 million or 12.3% as a percentage of net sales in fiscal 2000. The third quarter and nine-month decrease in margin as a percentage of net sales was due to a decrease in Music Products Divisions.

Gross margin from the Computer Products Division's net sales for the third quarter ended December 31, 2000 was $8.2 million or 10.7% as a percentage of net sales in fiscal 2001 compared with $6.8 million or 10.7% as a percentage of net sales in fiscal 2000. For the nine-month period ended December 31, 2000, gross margin from the Computer Products Division's net sales was $17.7 million or 10.8% as a percentage of net sales in fiscal 2001 compared with $15.4 million or 10.8% as a percentage of net sales in fiscal 2000. The gross margin as a percentage of net sales for the third quarter and nine-month period remained constant with last year.

Gross margin from the Music Products Division's net sales for the third quarter ended December 31, 2000 was $5.8 million or 13.6% as a percentage of net sales in fiscal 2001 compared with $5.4 million or 15.3% as a percentage of net sales in fiscal 2000. For the nine-month period ended December 31, 2000, gross margin from the Music Products Division's net sales was $13.1 million or 14.8% as a percentage of net sales in fiscal 2001 compared with $12.1 million or 15.0% as a percentage of net sales in fiscal 2000. The decrease in margin as a percentage of net sales for the third quarter and nine-month was due to an unfavorable marginal sales mix.

Selling and promotion expense of home entertainment products for the third quarter ended December 31, 2000 increased to $2.7 million in fiscal 2001 from $2.6 million in fiscal 2000 but as a percentage of net sales decreased to 2.3% in fiscal 2001 from 2.6% in fiscal 2000. For the nine-month period ended December 31, 2000, selling and promotion expense of home entertainment products remained constant at $6.8 million in fiscal 2001 and $6.8 million in fiscal 2000 but as a percentage of net sales decreased to 2.7% in fiscal 2001 from 3.0% in fiscal 2000. The decrease for the third quarter and nine-month period was due to lower costs associated with expedited freight.

Distribution and warehousing expense of home entertainment products for the third quarter ended December 31, 2000 increased to $2.8 million for fiscal 2001 from $1.7 million in fiscal 2000 and as a percentage of net sales it increased to 2.3% in fiscal 2001 from 1.7% in fiscal 2000. For the nine-month period ended December 31, 2000, distribution and warehousing expense increased to $6.1 million in fiscal 2001 from $4.4 million in fiscal 2000 and increased as a percentage of net sales to 2.4% in fiscal 2001 from 2.0% in fiscal 2000. The increase for the third quarter and the nine-month period was due to reduced order sizes and an increase in shipping directly to locations as opposed to shipping to distribution centers.

General and administration expense of home entertainment products for the third quarter ended December 31, 2000 increased to $4.8 million for fiscal 2001 from $4.2 million in fiscal 2000 but as a percentage of net sales, it decreased to 4.0% for fiscal 2001 from 4.2% in fiscal 2000. For the nine-month period ended December 31, 2000, general and administration expenses of home entertainment products increased to $12.9 million in fiscal 2001 from $11.9 million in fiscal 2000 but as a percentage of net sales, it decreased to 5.1% in fiscal 2001 from 5.3% in fiscal 2000. The percentage of net sales decrease for the third quarter and nine-month period was attributable to improved efficiencies associated with operating at a higher level of sales.

eSPLICE, INC.

The Company's wholly-owned subsidiary, eSplice, Inc. is engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

During the third quarter ended December 31, 2000, eSplice, Inc. had revenue of $4,000, operating expenses of $823,000 including $68,000 in selling and promotion expense, $624,000 in general and administration and $131,000 in depreciation expense. For the nine-month period ended December 31, 2000, eSplice, Inc. had revenue of $8,000, operating expenses of $1.7 million including $196,000 in selling and promotion expense, $1.1 million in general and administration and $481,000 depreciation expense.

OTHER INCOME AND EXPENSE

Interest expense for the Company for the third quarter ended December 31, 2000 increased to $122,000 in fiscal 2001 from $109,000 in fiscal 2000. This increase for the quarter was due to short-term borrowings to finance the repurchase of securities from Fletcher International. For the nine-month period ended December 31, interest expense decreased to $191,000 in fiscal 2001 from $405,000 in fiscal 2000. The decrease for the nine-month period resulted from improved cash management.

Other income for the Company, which consists principally of interest income, for the third quarter ended December 31, 2000 increased to $524,000 for fiscal 2001 from $413,000 in fiscal 2000. For the nine-month period ended December 31, 2000, other income increased to $1.7 million for fiscal 2001 from $774,000 in fiscal 2000. The increase was primarily due to having higher levels of funds available for investments.

Due to the accumulated losses from prior years and the current year's loss, the Company has not recorded any tax benefit.

Income, before the equity in loss of NetRadio Corporation, for the third quarter ended December 31, 2000 was $2.9 million for fiscal 2001 compared to $2.0 million in fiscal 2000. For the nine-month period ended December 31, 2000, income, before the equity in loss of NetRadio Corporation, was $3.8 million for fiscal 2001 compared to a loss of $3.8 in fiscal 2000.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and funds raised through private equity financing. The level of bank borrowings has historically fluctuated significantly during the year. At December 31, 2000, the Company had accounts payable of $109.8 million financing assets of net accounts receivable of $91.3 million and inventory of $30.2 million.

The Company generated cash of $7.4 million in operating activities. Accounts receivable increased by $34.8 million, inventories increased by $7.8 million and accounts payable and accrued expense increased by $44.5 million. The Company's accounts receivable, inventory, and accounts payable typically increase during the third quarter of its fiscal year because of the seasonal nature of the Company's business. Investing activities used $4.0 million of cash, including $3.9 million for the purchase of furniture, equipment and leasehold improvements. Cash at the end of the period decreased by $1.5 million.

The Company has a revolving line of credit with Congress Financial Corporation. The credit facility has a maximum borrowing limit of $25.0 million and is secured by substantially all the Company's assets. The available amount fluctuates based on an asset-borrowing base. The Company does not anticipate it will utilize its credit facility during the current quarter to meet seasonal working capital needs. The Company believes that the funds available under its current credit facility together with cash flow from operations will be adequate to fund its anticipated working capital requirements. As of December 31, 2000, the Company had no debt. As disclosed above under Note D of "Notes to Consolidated Finance Statements", during October and November 2000, Navarre repurchased 13,610 shares of its Class B Preferred Stock and warrants for $4.0 million.

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

NAVARRE SECURITIES LITIGATION

CLASS ACTION
On or about December 6, 1999, Daniel Chen, on behalf of himself and all others similarly situated, filed a class action complaint in the United States District Court for the District of Minnesota, Case No. 99-1955, alleging violations of the Securities Exchange Act of 1934 against Navarre Corporation and its directors. Specifically, Plaintiff alleges, among other things, violations of
Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 of the Securities and Exchange Commission, and violation of Section 20(a) of the 1934 Securities Exchange Act. Plaintiff seeks a determination that the action is a proper class action pursuant to Fed. R. Civ. Pro. 23 and seeking compensatory damages in an unspecified amount along with costs and expenses incurred including the reasonable allowance of fees for attorneys, accountants and experts, and granting other relief as the court may deem just and proper. Navarre and the directors timely answered the Complaint on December 29, 1999, denying liability and damages and asserting certain affirmative defenses.

On January 26, 2000, Judy Poucher filed a complaint virtually identical to the complaint filed by Mr. Chen seeking the same relief as that requested by Mr. Chen. Navarre and the directors timely answered the Poucher complaint, denied liability, and asserted numerous affirmative defenses. Navarre has tendered these matters to its insurance carrier for coverage under the terms of its policy.

On February 22, 2000, Navarre and the directors served a motion to dismiss the Chen and Poucher complaints for failure to state a claim upon which relief can be granted. Thereafter, on February 25, 2000, the court held a hearing on Mr. Chen's and Ms. Poucher's motion to appoint Lead Plaintiffs and Lead Counsel and to consolidate and amend the complaints. The magistrate judge, by Order dated March 1, 2000, denied, without prejudice, the motion to appoint Lead Plaintiffs and Lead Counsel, granted the motion to consolidate the pleadings so that the litigation is now entitled "In re: Navarre Securities Corp. Litigation," denied, without prejudice, the motion to amend, and stayed Navarre and the directors' motion to dismiss, pending resolution of the amendment issues, the Lead Plaintiffs issues, and the Lead Counsel issues. Plaintiffs re-filed their motion to appoint Lead Plaintiffs and Lead Counsel, and the court granted in part and denied in part the motion by Order dated April 18, 2000.

Plaintiffs renewed their motion to amend, and Navarre and the directors opposed the same. After several procedural missteps by Plaintiffs, and two hearings, the Magistrate Judge allowed Plaintiffs to file a final amended complaint provided, however, that no further amendments to the complaint would be allowed except for good cause shown by Plaintiffs. The amended consolidated complaint was filed on September 21, 2000, and alleges the same causes of action as set forth in the Chen and Poucher complaints, but adds factual allegations regarding primarily the claimed impropriety of Navarre's revenue recognition practices under generally accepted accounting principles. In addition, the amended consolidated complaint expands the class period to run from November 25, 1998, through July 26, 1999.

On November 27, 2000, Navarre and the directors served a motion and supporting papers to dismiss Plaintiffs' complaint with prejudice for failure to state a claim. Plaintiffs responded to the motion on January 11, 2001, and Navarre served and filed its reply on February 1, 2001. A hearing on the motion to dismiss was held on February 13, 2001, before the Magistrate Judge, who took the matter under advisement. A written report and recommendation on the motion will be issued by the Magistrate Judge in the future.

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

Under the terms of the Asset Purchase Agreement, the parties were required to use their best efforts to resolve the Dispute. The parties have been unable to resolve the Dispute and the matters has been submitted to Arbitration in accordance with the provisions of the Asset Purchase Agreement and the Ontario Arbitration Act. On February 9, 2001 Beamscope submitted its Claim under the Arbitration Proceeding, alleging damages of $28 million. Navarre has not yet responded, but believes the Asset Purchase Agreement was properly terminated and that the allegations of Beamscope are without merit. Navarre intends to defend itself vigorously in this proceeding.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2000, Navarre hired the investment-banking firm Sutro & Co., Inc. to advise Navarre with respect to various strategic matters. On October 1, 2000, Navarre issued Sutro a warrant to purchase 10,000 shares of Navarre common stock at a price of $4.50 per share. Navarre believes that the transaction were exempt under Section 4(2) as a transaction not involving a public offering.


ITEM 5.   OTHER INFORMATION

REPURCHASE OF CLASS B PREFERRED STOCK

Navarre repurchased its outstanding Class B Preferred Stock and a related Warrant in October and November 2000. See Note D of Notes to Financial Statement in the Form 10-Q.


AUTHORIZATION OF REPURCHASE PROGRAM

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. As of December 31, 2000, Navarre had repurchased 510,500 shares for an aggregate consideration of $683,000 or an average price of $1.34.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

                  Exhibit 27:  Financial data schedule

         (b) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                               NAVARRE CORPORATION







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NAVARRE CORPORATION
                                                     (Registrant)




Date:  February 14, 2001                             By  /s/ Eric H. Paulson
                                                     -----------------------
                                                     Eric H. Paulson
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer


Date:  February 14, 2001                             By /s/ Charles E. Cheney
                                                     ------------------------
                                                     Charles E. Cheney
                                                     Vice-Chairman,
                                                     Treasurer and Secretary,
                                                     Executive Vice President,
                                                     and Chief Strategic Officer