Form 10-K
period 2001-03-31
NAVARRE CORP /MN/
filed 2001-06-29
CIK 911650

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of June 15, 2001, the Company had 23,537,163 outstanding shares of Common Stock, no par value.

As of June 15, 2001, the aggregate value of the Company's Common Stock held by non-affiliates of the Company was approximately $25,419,401 based on the last reported sale price of $1.30 on The Nasdaq Stock Market on that date.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2001, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products, and DVD videos. Navarre sells to major music and software retailers, and wholesalers, such as CompUSA, Inc., Best Buy Co., Inc., Sam's Clubs, Circuit City Stores, Inc. and Costco Wholesale Corporation. We believe the Company is the largest distributor that strictly focuses on consumer software in the United States and the largest distributor of independent music in North America.

Navarre's operations for fiscal 2001 were classified into two business segments, based upon products and services provided. They were home entertainment products and eSplice, Inc., as described below. The home entertainment products segment distributes two principal products, computer software products and music products. As the only major distributor to handle both music and software, the Company is recognized as an industry leader in the distribution of consumer software in addition to being recognized as a leader in the distribution of independent music labels and artists. The Company's product line contains over 20,000 stock keeping units ("SKUs") of compact discs, cassettes, personal computer software, interactive CD-ROM software and DVD/VHS videos sold to over 500 customers with over 10,000 locations throughout the United States. The Company's broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores and
(v) book stores. During fiscal years 1999, 2000, and 2001, computer software accounted for 71.5%, 65.4%, and 68.3% of net sales, while sales of music products accounted for 28.4%, 34.3% and 31.6% of net sales, respectively.

In addition to these two business segments, Navarre maintains an ownership interest in the common stock of NetRadio Corporation. During fiscal 2000, Navarre reduced its ownership position to less than 50% and no longer consolidated the operations of NetRadio. As described below, NetRadio is the leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com.

In October 1999, Navarre formed eSplice, Inc. to engage in the development of a platform to aggregate and distribute digital content, including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback. In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

With the reduction of ownership in NetRadio and the decision stated above not to support eSplice, it is the Company's intent to focus on its core distribution business. In 2001 the core distribution business showed an operating profit of $3.6 million.

The Company's corporate headquarters are located at 7400 49th Avenue North, New Hope, MN 55428 and its web-site is www.navarre.com.

THE COMPANY'S MARKETS

HOME ENTERTAINMENT PRODUCTS

Personal Computer Software

Over the past few years, considerable consolidation has occurred within the personal consumer software distribution channel. This consolidation, which was a migration to publishing/distribution entities with increased market power and numerous subsidiary or affiliate labels, slowed during the past year.

According to P.C. Data, retail software revenues were approximately $5.5 billion in 2000, an increase of 10% since 1998. Navarre's compounded annual growth in the distribution of computer software has been 16% since 1998. During calender year 2000, Navarre's market share in the consumer software distribution channel increased substantially in all six major software categories. At calendar year end, Navarre's percent of unit share in each category was: entertainment at 62%, personal productivity at 34%, education at 40%, reference at 37%, finance at 3.4%, and business at 3.0%.

Several key publisher agreements lead to this overall distribution market share increase. Additionally, the company recently was appointed a Microsoft distributor in March 2001. The Company believes the Microsoft agreement can help it to gain additional market share across all categories with special emphasis on the business, personal productivity, and entertainment categories. It is the Company's intent to continue to add publishers that will enable it to achieve an even greater stronghold across all software categories. In its fiscal year ended March 31, 2001, the Company's net software sales rose by 15.1% over the previous fiscal year.

During the 2001 fiscal year, the Company continued to expanded the number of e-commerce customers for whom it performs fulfillment and distribution services. These services include sales of personal computer software, prerecorded music and DVD/VHS videos. The Company's business-to-business Web site, www.navarre.com which integrates on-line ordering and deployment of text and visual product information, has been enhanced to allow for easier user navigation and ordering.

Prerecorded Music

A significant amount of consolidation has recently occurred in both the production and distribution components of the prerecorded music industry. Industry sources indicate that approximately 83% or approximately $11.9 billion of the industry's total revenue is derived from five major companies through their record labels. They are Time-Warner, Sony Corporation, EMI Music Distribution, BMG Distribution and The Seagram Company. In addition to these major labels and their distribution companies, there are a number of independent distribution companies that distribute for artists and a number of independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis. These independent distributors currently represent $2.4 billion or approximately 17% of the industry's total revenue. According to the Recording Industry Association of American ("RIAA"), audio and video product shipped to domestic markets was $14.3 billion in calendar 2000.

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

The Company's music products division has two divisions, the Independent Music Division ("IMD") which sells music of independent artists and labels and the Alternative Retail Marketing Division ("ARM") which sells major label music CDs and DVD/VHS products to alternative retail outlets such as wholesale clubs and mass merchants. IMD has become the distributor of choice for a variety of independent artists and labels. With a sales force covering 50 states and Canada, the IMD group delivers these independent artists and labels access to the retail accounts. ARM's focus is its strategic move into the distribution of DVD videos to its current and new customer base.

Although the Company does, at times, compete with the major labels, it is the Company's intent to increase its market share of the $2.4 billion independent distribution business by continuing to attract higher quality music labels and provide greater service to our customers.

2002 Division Realignment

Effective April 1, 2001 the Company realigned its divisions as Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). NDS currently is comprised of the previously noted computer software sales and the alternative retail marketing sales. All products that are non-proprietary to Navarre will be sold by NDS. This division is focused on providing the highest level of services to its retail customers. Growth of sales and increased market share of NDS will rely upon its ability to provide value-added services to its retail customers. At present, NEM is made up of sales of pre-recorded music. Unlike NDS' emphasis on the retail customers, growth in NEM is based on the level of services given to our content providers, which include labels, studios, and artists. Products sold through NEM will be proprietary to Navarre through exclusive distribution, licensing and/or ownership. It is the intent of NEM to stimulate margin growth through the ownership or licensing of content from independent artists and labels selling a minimum of 50,000 to 100,000 units.

NETRADIO

NetRadio is the leading webcaster specializing in originally programmed audio entertainment through its website, www.netradio.com. NetRadio.com provides more than 100 channels of music and information, 24 hours a day, seven days a week. Depending on the seasons, approximately 2-3 million unique guests visit NetRadio.com several times per month. It also provides its business to business customers with co-branded players that include 10 to 20 channels of our originally programmed music. The co-branded player allows our B2B customers to deliver synchronized audio and banner advertising messages to their users.

On June 14, 2001, NetRadio announced that it had made significant progress in reducing its cash usage by reducing headcount through attrition and eliminating or outsourcing certain expenses. NetRadio estimates that its $7.5 million cash balance at the end of the first quarter will fund operations through the first quarter of 2002. NetRadio also announced that its board of directors had approved an amendment to its Articles of Incorporation to effect a one-for-4.5 shares reverse stock split of its outstanding common stock. After the reverse split, NetRadio Corporation will have approximately 2,240,230 million shares of common stock outstanding,

NetRadio also announced that in addition to cutting cash expenses, it is aggressively pursuing a two-pronged business strategy to grow revenues. Current NetRadio revenue streams include banner advertising, e-commerce and fees from co-branded players. New revenue streams are expected to come from audio and video advertising and content subscription revenues related to new distribution channels, including providing content and advertising to bricks and mortar operations through its new B2B initive.

COMPETITION

The home entertainment products segment, comprised of prerecorded music and personal computer software distribution industry, is highly competitive. The Company's competitors include other national and regional distributors, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than the Company has. The ability of the Company to effectively compete in the future depends upon a number of factors, including its ability to (i) obtain exclusive national distribution contracts and licenses with independent labels and manufacturers;
(ii) maintain its margins and volume; (iii) expand its sales through a varied range of products and personalized services; (iv) anticipate changes in the marketplace including technological developments and successfully continue its ability to distribute products in light of these developments; (v) continue to channel retail customers; and (vi) maintain operating expenses at an appropriate level.

In the personal computer software industry, the Company faces competition from a number of distributors including Ingram Micro, Merisel, Inc. and Tech Data Corporation as well as from manufacturers and publishers that sell directly to retailers. In the prerecorded music industry, the Company faces competition from the five major label distribution companies, as well as other regional distributors, such as Koch International, RED, DNA, Ryko Distribution and from other entities that sell directly to retailers.

The Company believes that the distribution of both personal computer software and prerecorded music will remain highly competitive and the keys to growth and profitability will be customer service, continued focus on improvements and operating efficiencies, the ability to develop proprietary products, and the ability to attract higher quality artist and software publishers. The Company also believes that over the next several years, both the personal computer software distribution industry and prerecorded music distribution industry will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in early 1990, the number of Web sites on the Internet competing for consumer's attention and spending has proliferated. In the second half of 2000, however, a large number of internet companies went out of business. The Company expects that competition between suppliers to Web retailers will continue to intensify. With respect to recorded music and interactive CD-ROM sales, the Company supports numerous Internet retailers, including traditional music retail chains, record labels and independents with Web sites on the Internet.

SIGNIFICANT CUSTOMERS

In each of the past several years, the Company has had one or more customers that have accounted for 10% or more of the Company's net sales. During the fiscal year ended March 31, 2001, sales to three customers, CompUSA, Inc., Best Buy Co., Inc., and Sam's Clubs each represented more than 10% of net sales. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customer. If the Company is unable to continue to sell its products to all or any of these three customers or is unable to continue to maintain its sales to these customers at their current levels and is unable to find other customers to replace these sales, there would be an adverse impact on the Company's revenues and future profitability.

EMPLOYEES

As of June 1, 2001, the Company had 314 employees, including 92 in finance and administration, 48 in sales and marketing and 174 in distribution.

BACKLOG

Because the Company's products are shipped in response to orders, the Company does not maintain any significant backlog.

THE COMPANY'S STRATEGY

The Company's goal is to distribute products on an international basis in music, software (including CD-ROM products), and DVDs. The Company intends to achieve this goal by (i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists, labels and production studios for DVD product; (ii) increasing its exclusive personal computer software and interactive CD-ROM software product lines through distribution agreements; (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as electronic commerce ("e-commerce"); (iv) continuing to expand the sale of prerecorded music and personal computer software products together in the marketplace; (v) continuing to expand the distribution of DVD videos to its current and new customer base; (vi) continuing to improve its efficiencies and technologies at its state of the art distribution center; (vii) expanding its business through strategic acquisitions in areas or in businesses that complement the Company's existing businesses; and
(viii) utilizing the Internet to expand the appeal of its products to a broader customer base internationally.

FORWARD LOOKING STATEMENTS

Certain information in this Form 10-K includes forward-looking statements related to the Company's strategic expectations with respect to future performance. While Navarre's management is optimistic about the Company's long-term prospects, investors should consider the following issues and uncertainties, among others, in evaluating the Company's future.

ADDITIONAL RISKS MAY AFFECT OPERATING RESULTS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

NAVARRE IS DEPENDENT UPON ITS MANAGEMENT TEAM

Eric H. Paulson, the Company's Chairman of the Board, President and Chief Executive Officer, and Charles E. Cheney, its Vice Chairman, Executive Vice President, Chief Strategic Officer, and Treasurer and Secretary, have been with the Company since its inception in 1983 and since 1985, respectively. Although the Company has invested a substantial amount of time and effort in developing its total management team, the loss of either Mr. Paulson or Mr. Cheney could have a materially adverse effect upon the Company.

NAVARRE'S BUSINESS IS SEASONAL

Much of the Company's business is seasonal in nature. As a distributor of products ultimately sold at retail, the Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 60% of the Company's sales and substantial portion of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods. Because of this seasonality, if the Company experiences a weak holiday season, it could significantly affect the Company's profitability for the entire year.

NAVARRE'S INDUSTRY TYPICALLY EXPERIENCES LOW INDUSTRY MARGINS

Competition in the prerecorded music and personal computer software distribution industries is often based on price. Distributors, such as the Company, generally experience low gross and operating margins. Consequently, the Company's profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in the Company's gross profit margins could affect the Company's ability to maintain profitability.

NAVARRE MAY DEPEND UPON BANK BORROWINGS TO SUPPORT ITS BUSINESS

In the past the Company has relied upon bank borrowings to finance its expansion, primarily for inventory and accounts receivable. Although on March 31, 2001 and March 31, 2000, the Company had no debt, it believes that it may be necessary for it to acquire additional bank financing in the future depending upon the growth of its business and the possible financing of acquisitions. If the Company were unable to obtain additional bank financing, its future growth and profitability would be adversely affected. Under the terms of the Company's credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

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

DEPENDENCE UPON SOFTWARE DEVELOPERS AND MANUFACTURERS

The Company distributes interactive CD-ROM software pursuant to distribution agreements with software developers and manufacturers. The continued growth and success of the Company depends partly upon its ability to procure and renew these agreements and sell the underlying software. There can be no assurance that the Company will sign such developers and manufacturers to distribution agreements or that it will be able to sell software under existing distribution agreements. Further, there can be no assurance that any current distribution agreement will be renewed or that current agreements will not be terminated.

DEPENDENCE UPON RECORDING ARTISTS

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

RETURNS AND INVENTORY OBSOLESCENCE POSE RISKS TO NAVARRE

The Company maintains a significant investment in product inventory and, like other companies in this industry, experiences a relatively high level of product returns as a percentage of revenues. The Company's agreements with its suppliers generally permit the Company to return products that are in the suppliers' current product listing. Adverse financial or other developments, with respect to a particular supplier, could cause a significant decline in the value and marketability of its products and could make it difficult for the Company to return products to such a supplier and recover its initial product acquisition costs. Such an event could have a materially adverse effect upon the Company's business and financial results. The Company maintains a sales return reserve based on its trailing twelve months experience of sales returns by product line. The Company has historically experienced an actual return rate range of 18% to 23%, depending upon the product, which the Company believes is in line with the industry practice. Although the Company's past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves are adequate or will be adequate in the future. The Company also takes a portion of its product offerings on consignment in order to lessen its exposure to this risk.

TECHNOLOGY DEVELOPMENTS MAY ADVERSELY AFFECT DISTRIBUTION

Prerecorded music and personal computer software have traditionally been marketed and delivered on a physical delivery basis. Traditionally all the Company's revenues have been generated from sales to retail and wholesale channels. If in the future these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home, through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. As physical and electronic distribution grows exponentially through Internet resellers, competition between suppliers to such resellers will intensify. Navarre has developed a significant number of supplier relationships with major electronic retailers resulting in significant growth in fulfillment of software, music, and video products. The Company anticipates that this will represent a rapidly increasing share of overall sales. The Company is also developing relationships to facilitate electronic distribution of software and music content as new industry standards become established.

COUNTERFEITING AND FREE MUSIC DOWNLOADS MAY AFFECT OUR REVENUES

The recorded music industry continues to be adversely affected by counterfeiting of both audiocassettes and CDs, piracy and parallel imports, and also by Web sites and technologies that allow consumers to electronically download quality sound reproductions from the Internet without authorization. Listeners' ability to access music from these sources could impair our ability to generate revenues and could cause our business to suffer.

WHOLESALERS AND RETAILERS MAY CHANGE THEIR METHODS OF DISTRIBUTION

The success of the Company's current sales strategy depends upon its wholesale and retail customers' continued purchasing of products through the Company rather than directly from manufacturers, other distributors, or other means of distribution. These customers and retailers are constantly searching for ways to lower costs in an attempt to maintain competitive prices and meet the pricing demands of consumers. The Company's business could be adversely affected if its customers decide to purchase directly from manufacturers, other distributors or other distribution channels rather than from the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

The stock markets have experienced price and volume fluctuations that have resulted in changes in the market prices of the stock of many companies; which may not have been directly related to the operating performance of those companies. In addition, the market price of the Company's common stock has fluctuated significantly since April 1996. The Company believes that factors such as indications of the market's acceptance of the Company's products and failure to meet market expectations, as well as general volatility in the securities markets, could cause the market price of Navarre's common stock to fluctuate substantially.

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

On April 22, 1999, the Company entered into an operating lease agreement for a second facility in suburban Minneapolis. The Company leases approximately 74,000 square feet of office and warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $32,640 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On March 30, 2000, the Company entered into an operating lease agreement for a third facility in suburban Minneapolis. The Company leases approximately 40,000 square feet of warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $13,333 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On June 27, 1996, the Company acquired an operating lease with the acquisition of Surfside Distributor, Inc. in Honolulu, Hawaii. The Company leases approximately 4,885 square feet of office and warehouse space. The lease, which was renewed June 1, 2001, expires in the year 2006 and provides for a monthly rental of $5,618 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

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

NAVARRE SECURITIES LITIGATION

On or about December 6, 1999, Daniel Chen, on behalf of himself and all others similarly situated, filed a class action complaint in the United States District Court for the District of Minnesota, Case No. 99-1955, alleging violations of the Securities Exchange Act of 1934 against Navarre Corporation and its directors. Specifically, Plaintiff alleged, among other things, violations of
Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 of the Securities and Exchange Commission, and violation of Section 20(a) of the 1934 Securities Exchange Act. Plaintiff sought a determination that the action was a proper class action pursuant to Fed. R. Civ. Pro. 23 and sought compensatory damages in an unspecified amount along with costs and expenses incurred, including the reasonable allowance of fees for attorneys, accountants and experts. Navarre and the directors timely answered the Complaint on December 29, 1999, denying liability and damages and asserting certain affirmative defenses.

On January 26, 2000, Judy Poucher filed a complaint virtually identical to the complaint filed by Mr. Chen seeking the same relief as that requested by Mr. Chen. Navarre and the directors timely answered the Poucher complaint, denied liability, and asserted numerous affirmative defenses. Navarre has tendered these matters to its insurance carrier for coverage under the terms of its policy.

On November 27, 2000, Navarre and the directors served a motion and supporting papers to dismiss Plaintiffs' complaint with prejudice for failure to state a claim. Plaintiffs responded to the motion on January 11, 2001, and Navarre served and filed its reply on February 1, 2001. A hearing on the motion to dismiss was held on February 13, 2001, before the Magistrate Judge. On April 23, 2001, the Magistrate Judge issued his Report and Recommendation that the case be dismissed with prejudice and on the merits. Plaintiffs objected to the Report and Recommendation, but, by Order dated May 29, 2001, the District Court overruled the objection and adopted the Report and Recommendation and dismissed Plaintiffs' claims with prejudice and on the merits.

On June 20, 2001, Plaintiffs filed a Notice of Appeal with the Eighth Circuit Court of Appeals. The court has set a schedule for the appeal process which requires, among other things, that Plaintiffs'/Appellants' Brief and Appendix be filed by August 15, 2001, and that Navarre and the directors file their Response Brief by September 14, 2001. Navarre and the directors intend to vigorously defend against the appeal.

BEAMSCOPE CANADA, INC.

Navarre announced that it had entered into an Asset Purchase Agreement with Toronto-based Beamscope Canada, Inc. on September 25, 2000 to acquire two operating divisions from Beamscope. On October 30, 2000, Navarre announced that it had advised Beamscope that Navarre would not proceed to close the Asset Purchase Agreement because, among other things, certain closing conditions could not be satisfied and that certain material adverse information about the business was not disclosed to Navarre. Beamscope informed Navarre that it disputes Navarre's view (the "Dispute") that certain closing conditions could not be satisfied and maintains that all material information was disclosed to Navarre.

Under the terms of the Asset Purchase Agreement, the parties were required to use their best efforts to resolve the Dispute. The parties were unable to resolve the Dispute and the matters were submitted to arbitration in accordance with the provisions of the Asset Purchase Agreement and the Ontario Arbitration Act. On February 9, 2001, Beamscope submitted its claim under the arbitration proceeding, alleging damages of $28 million. Navarre delivered its defense under the arbitration proceeding asserting its position that the Asset Purchase Agreement was lawfully terminated and denying Beamscope's claim. Although the arbitration was to be conducted and an award made 60 days of the submission of the dispute to arbitration, Beamscope took no further steps to advance its claim. On March 19, 2001, a Receiver and Manager was appointed and the arbitrator has accordingly closed its file.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been quoted on The Nasdaq Stock Market under the symbol NAVR. The following table below presents the range of high and low closing sale prices for the Company's stock for each period indicated as reported on The Nasdaq Stock Market.



                   QUARTER                                                         HIGH                  LOW
                   -------                                                 ---------------------- ------------------

Fiscal 2001
                   First                                                            $ 4.00             $ 1.19
                   Second                                                             3.50               1.44
                   Third                                                              2.09               1.06
                   Fourth                                                             2.13               1.06
Fiscal 2000
                   First                                                            $18.63             $ 8.44
                   Second                                                            12.00               5.56
                   Third                                                             15.50               5.50
                   Fourth                                                             6.94               3.53


At June 1, 2001, the Company had approximately 17,700 shareholders, including shareholders holding stock in street name. The Company has never paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)



                                                                    YEARS ENDED MARCH 31
                                       2001(3)       2000(3)           1999         1998            1997
                                    --------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Net sales                           $ 314,199      $ 285,165      $ 210,386      $ 196,648      $ 200,697

Gross profit                           37,421         36,381          8,762         24,993         23,282

Income (loss) from operations          (2,364)        (4,554)       (25,572)         1,458         (3,703)

Interest expense                         (223)          (476)        (2,543)        (3,108)        (2,110)
Other income (expense)                  2,000          1,399            445           (184)           (10)

Income taxes (benefit)                   --              --            --             (470)          (527)

Equity loss in NetRadio               (10,338)        (4,154)          --             --             (719)

Net loss                            $ (10,925)     $  (7,785)     $ (27,670)     $    (974)     $  (6,189)

Loss per basic and
    And diluted share(1)            $    (.47)     $    (.33)     $   (4.41)     $    (.14)     $    (.92)

Diluted weighted average common
    Shares outstanding(2)              25,137         23,483         14,179          6,921          6,692

BALANCE SHEET DATA:
Total assets                        $  93,918      $ 109,711      $  79,480      $  83,689      $  78,397
Short-term borrowings                    --             --              422         32,607         25,892
Long-term debt                           --             --              114            181            315
Shareholders' equity                   24,341         41,423         25,164          4,328          5,099


(1) See Note 1 of Notes to Financial Statements for the computation of basic and diluted (loss) per share.
(2) Adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend distributed June 21, 1996.
(3) Net income for Navarre's home entertainment products segment before the Company's equity loss in investment in NetRadio was $3.6 million for fiscal 2001 and $5.6 million for fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products, and DVD videos. Navarre sells to major music and software retailers, and wholesalers; such as CompUSA, Inc., Best Buy Co., Inc., Sam's Clubs, Circuit City Stores, Inc. and Costco Wholesale Corporation. We believe the Company is the largest distributor of distributed consumer software in the United States and the largest distributor of independent music in North America.

Navarre's operations for fiscal 2001 were classified into two business segments, based upon products and services provided. They were home entertainment products and eSplice, Inc. The home entertainment products segment distributes two principal products, computer software products and music products.

For a portion of the fiscal year ended March 31, 2000, Navarre was the majority shareholder of NetRadio Corporation, a leading broadcaster of originally programmed audio entertainment over the Internet through its Web site www.netradio.com. On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method. As discussed above in Note 2 of "Notes to Consolidated Financial Statements", Navarre incurred a non-cash charge of $9.6 million in the quarter ended September 30, 2000 with respect to its receivable from NetRadio Corporation. On March 26, 2001, Navarre and NetRadio amended the Term Note and the Company agreed to forgive the repayment of $5.5 million in exchange for NetRadio's prepayment of $1.0 million. The principal balance of the Term Note has been adjusted to $3.1 million and is due March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."



                                                                            YEARS ENDED MARCH 31
                                                                   2001            2000           1999
                                                              --------------- --------------- --------------

Net sales:
    Computer software                                                68.3%            65.4%           71.5%
    Music                                                            31.6             34.3            28.4
                                                              --------------- --------------- --------------
    Home entertainment products                                      99.9             99.7            99.9
    Other                                                              .1               .3              .1
                                                              --------------- --------------- --------------
Total net sales                                                     100.0            100.0           100.0
Cost of sales                                                        88.1             87.2            95.8
                                                              --------------- --------------- --------------
Gross profit                                                         11.9             12.8             4.2
Selling and marketing                                                 2.9              3.7             4.1
Distribution and warehousing                                          2.5              2.2             2.2
General and administrative                                            6.2              7.9             9.0
Depreciation and amortization                                         1.0              0.6             0.9
                                                              --------------- --------------- --------------
Loss from operations                                                 (0.8)            (1.6)          (12.2)
Interest expense                                                     (0.1)            (0.2)           (1.2)
Other income                                                          0.6              0.5             0.2
                                                              --------------- --------------- --------------
Net loss                                                             (3.5)            (2.7)          (13.2)



Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, the seasonality of the Company's business, new or different competition in the Company's traditional and new markets, changing methods of distribution and the Company's ability to sign and retain artists who will appeal to popular tastes over a period of time. See "Business - Forward Looking Statements" in Item 1 of this Form 10-K.


FISCAL 2001 COMPARED TO FISCAL 2000

HOME ENTERTAINMENT PRODUCTS

Net sales of home entertainment products segment increased 10.5% to $314.2 million in fiscal 2001 from $284.4 million in fiscal 2000. Computer software sales increased as a percent of home entertainment sales to 68.4% in fiscal 2001 from 65.6% of net sales in fiscal 2000. Music sales, which yield higher margins, decreased as a percent of home entertainment sales to 31.6% in fiscal 2001 from 34.4% of net sales in fiscal 2000. Computer software sales increased by 15.1% to $214.7 million in fiscal 2001 from $186.5 million in fiscal 2000. The increase was due to continued growth, increased sales, and the Company's ability to maintain strong distribution market share in the entertainment and education categories. Music sales increased 1.5% to $99.4 million in fiscal 2001 from $97.9 million in fiscal 2000. The increase was due to increased sales of new release titles over the holiday season. Price increases did not materially contribute to the increase in net sales.

Gross profit of home entertainment products segment increased $1.4 million to $37.4 million in fiscal 2001 from $36.0 million in fiscal 2000. As a percent of net sales, gross profit decreased to 11.9% in fiscal 2001 from 12.7% in fiscal 2000. The gross profit from computer software sales was $23.9 million or 11.1% of computer software net sales in fiscal 2001 compared with $21.3 million or 11.4% of computer software net sales in fiscal 2000. The decrease in gross margin in computer software sales was primarily due to a change in the mix of products as the Company began distributing software products, such as productivity products, at a lower gross margin percentage. The gross margin from music sales was $13.5 million or 13.6% of music net sales in fiscal 2001 compared with $14.7 million or 15.0% of music net sales in fiscal 2000. The decrease in gross margin in music sales was primarily due to increased returns and an unfavorable marginal sales mix. It is the Company's intention to develop a better quality of music assortment to reduce returns in future periods.

Selling and marketing expenses of home entertainment products segment remained the same at $8.9 million in fiscal 2001 and in fiscal 2000 but decreased as a percent of sales to 2.8% in fiscal 2001 from 3.1% in fiscal 2000. The decrease was due to the lower costs associated with improved management of our vendors to reduce the need for expedited freight.

Distribution and warehousing expenses of home entertainment products segment increased to $8.0 million in fiscal 2001 from $6.2 million in 2000, and increased as a percent of sales to 2.5% as a percent of sales in fiscal 2001 from 2.2% in fiscal 2000. The increase was due to reduced order sizes and an increase in shipping directly to store locations as opposed to shipping to distribution centers.

General and administrative expenses of home entertainment products segment increased to $17.6 million in fiscal 2001 from $15.8 million in fiscal 2000, but remained the same at 5.6% as a percent of sales in fiscal 2001 and in fiscal 2000. General and administration expenses include professional fees, salaries, IT expenses and rent.

Depreciation and amortization of home entertainment products segment increased to $1.3 million in fiscal 2001 from $1.2 million in fiscal 2000.

The net operating income for the home entertainment products segment for fiscal 2001 was $1.6 million compared to $4.3 million for fiscal 2000.

Net income for home entertainment products, before the Company's equity loss in investment of $10.3 million attributable to NetRadio, was $3.6 million for fiscal 2001 compared to $5.6 million for fiscal 2000.

ESPLICE, INC.

Net sales for eSplice were $37,000 for fiscal 2001. eSplice's total operating expenses for fiscal 2001 were $3,983,000, including $219,000 for selling and promotion expenses, $1,844,000 for general and administration expenses, and $1,921,000 for depreciation and amortization expense, which includes charges of $1.2 million for accelerated depreciation of impaired assets, compared to total operating expenses of $978,000 for fiscal 2000, including $915,000 for general and administration expenses.

The net operating loss for eSplice for fiscal 2001 was $3,957,000 compared to a net operating loss of $978,000 for fiscal 2000.

In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

OTHER INCOME AND EXPENSE

Interest expense for the Company decreased to $223,000 for fiscal 2001 from $476,000 in fiscal 2000. This decrease resulted from the Company having substantially no bank debt during fiscal 2001.

Other income for the Company, which consists principally of interest income, was $2,000,000 for fiscal 2001 compared to $1,399,000 for fiscal 2000. The increase was primarily due to having higher levels of funds available for investments.

Due to the accumulated losses from prior years and the current year's loss, the Company has not recorded any tax benefit.

The consolidated net loss for the Company was $10.9 million for fiscal 2001 compared to a loss of $7.8 million for fiscal 2000.

IMPACT OF INVESTMENT IN NETRADIO CORPORATION

The impact of the investment in NetRadio Corporation was a loss of $10.3 million in fiscal 2001, which is comprised of the write-off of the note receivable and the remaining equity loss.


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

Selling and marketing expenses of home entertainment products increased in fiscal 2000 to $8.9 million from $7.6 million in fiscal 1999, but decreased as a percent of sales to 3.1% in fiscal 2000 from 3.6% in fiscal 1999.

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

Depreciation and amortization decreased to $1.2 million in fiscal 2000 from $1.6 million in fiscal 1999.

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

Net income for home entertainment products before the Company's equity loss in investment of $4.2 million attributable to NetRadio was $5.6 million for fiscal 2000 compared to a loss of $22.2 million for fiscal 1999.

The consolidated net loss for the Company was $7.8 million for fiscal 2000 compared to a loss of $27.7 million for fiscal 1999. The decrease in net loss resulted from increased sales, higher gross margins and relatively lower operating expenses.

The Company's effective tax rate was zero for each of fiscal 2000 and 1999 as a result of its operating loss in each year.

NETRADIO CORPORATION

Because Navarre did not consolidate NetRadio's results for periods after November 5, 1999, NetRadio results for periods after November 5,1999 are reflected in Navarre's financial statements using the equity method. Under the equity method, Navarre reports losses in NetRadio for each period as "Equity loss from investment in NetRadio" in an amount equal to Navarre's ownership of NetRadio until the carrying value is reduced to zero. The fiscal 2000 equity loss from investment in NetRadio for the period after November 5, 1999 that was reflected in Navarre's financial statement was $4.2 million.

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

The net loss for eSplice's for fiscal 2000 was $983,000.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings, proceeds from the sale of equity securities and cash flows from operations. The level of borrowings has historically fluctuated significantly during the year. At March 31, 2001, the Company had net accounts receivable of $47.9 million, inventory of $22.6 million, accounts payable of $66.9 million and no bank debt.

For the fiscal year ended March 31, 2001, net sales were $314.2 million, an increase of $29.0 million over fiscal year 1999 net sales of $285.2 million. The Company had a net loss of $10.9 million during this period. The Company generated net cash of $12.9 million from operations. During the period, accounts receivable decreased by $8.6 million and inventories increased by $208,000. Accounts payable and accrued expenses increased by $1.3 million. Investing activities used $3.3 million of cash, including $4.3 million for the purchase of furniture, equipment and leasehold improvements which was partially offset by a $1.0 million payment from NetRadio. The Company used net cash of $6.2 million in financing activities during the period primarily for the repurchase of Class B preferred stock of $4.0 million and Navarre common stock of $2.3 million.

Navarre had a revolving line of credit with Congress Financial Corporation through June 12, 2001. The Company's borrowing during Fiscal 2001 under the line were limited. The Company is in the processing of obtaining a new credit facility and has recently signed a commitment letter with a potential lender for a three year facility. On March 31, 2001, the Company had no debt.

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million. The Class B Preferred Stock was issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, which consisted of 34,000 shares of Class B Preferred Stock and a three-year warrant to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock, and agreed to pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, when they exercised the warrant in its entirety. On May 17, 2000, Fletcher converted 20,390 shares of its Class B Preferred Stock to 2,115,057 shares of common stock.

On October 24, 2000, Navarre and Fletcher entered into and closed on a portion of the obligations contained in a Securities Redemption Agreement ("Redemption Agreement"). Under the Redemption Agreement, Navarre repurchased all of the 13,610 shares of its Class B Preferred Stock not yet converted with a carrying value of approximately $3.2 million. In connection with the repurchase, Navarre paid Fletcher $3.4 million and issued to Fletcher a promissory note due November 21, 2000 for an additional $600,000. In November 2000, Navarre paid the promissory note and Fletcher returned the Warrant and all rights of Fletcher and Navarre to purchase and sell Navarre securities under the Subscription Agreement were terminated.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company and the Report of Independent Auditors thereon are included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2001 (the "2001 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year ended March 31, 2001, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report


         (1)      Financial Statements. The following financial statements of the Company and the Report of Independent Auditors thereon are set forth at the end of this document.

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of March 31, 2001 and 2000
                  Consolidated Statements of Operations for each of the three years in the period ended March 31, 2001
                  Consolidated Statements of Shareholders' Equity as of March
                           31, 2001
                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2001
                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule for each of the three years in the period ended March 31, 2001

                  Schedule II -- Valuation and Qualifying Accounts and Reserves Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.
                                                                              17

         (3)      Exhibits

                  3.1      Articles of Incorporation, incorporated herein by
                               reference from Exhibit 3.1 to Form 10-K, for year ended March 31, 2000.

                  3.2      Bylaws, incorporated herein by reference from Exhibit
                               3.2 to the Company's Registration Statement on Form S-1, No. 333-68392.

                  10.1     *Employment Agreement, dated October 1, 1996, between
                               the Company and Eric H. Paulson, incorporated herein by reference from Exhibit 10.1 to Form 10-K, for year ended March 31, 1997.

                  10.2     *Employment Agreement, dated October 1, 1996, between
                               the Company and Charles E. Cheney, incorporated herein by reference from Exhibit 10.2 to Form 10-K, for year ended March 31, 1997.

                  10.3     *1992 Stock Option Plan, amended and restated,
                               incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8, No. 333-87143.

                  10.4     *Form of Individual Stock Option Agreement under 1992
                               Stock Option Plan, incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-68392).

                  10.5     *Form of Termination Agreement for Executives of the
                               Company, incorporated herein by reference from
                               Exhibit 10.6 to Form 10-K, for year ended March 31, 1996.

                  10.6     Lease dated March 12, 1998 between Navarre
                               Corporation and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN, incorporated herein by reference from
                               Exhibit 10.6 to Form 10-K, for year ended March 31, 1999.

                  10.7     Lease dated May 1, 1999 between Navarre Corporation
                               and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN, incorporated herein by reference from Exhibit 10.7 to Form 10-K, for year ended March 31, 1999.

                  10.8     Separation Agreement, dated as of March 1, 1999
                               between Navarre and NetRadio Corporation, incorporated herein by reference from Form S-1 Registration Statement No. 333-73261 for NetRadio Corporation.

                  10.10    Term Note, dated October 14, 1999, between Navarre
                               and NetRadio Corporation, incorporated herein by reference from Exhibit 10.11 to Form 10-K, for year ended March 31, 2000.

                  10.10.1  Amendment No. 1 to Term Note dated March 26, 2001, between Navarre and NetRadio Corporation, incorporated herein by reference from Exhibit
                               10.1 to Form 10-Q for NetRadio Corporation, for the period ending March 31, 2001.

                  10.10.2  Amendment No. 2 to Term Note dated March 30, 2001, between Navarre and NetRadio Corporation, incorporated herein by reference from Exhibit
                               10.2 to Form 10-Q for NetRadio Corporation, for the period ending March 31, 2001.

                  10.11    Form of Warrant dated May 1, 1998 issued to investors
                               in connection with the Company's May 1, 1998 private placement of Class A Convertible Preferred Stock, incorporated by reference to
                               Exhibit 4 to Form 8-K, dated May 1, 1998.

                  21       List of Subsidiaries.

                  23.1     Consent of Ernst & Young LLP.

                  * Indicates management contract or compensatory plan or
                           agreement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NAVARRE CORPORATION
                                     (Registrant)


June 29, 2001                        By  /s/ Eric H. Paulson
                                         ----------------------------
                                             Eric H. Paulson
                                             Chairman of the Board, President
                                             and Chief Executive Officer

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



Signature                                     Title                                       Date
---------                                     -----                                       ----

/s/ Eric H. Paulson                           Chairman of the Board, President            June 29, 2001
--------------------------------------------- and Chief Executive Officer
     Eric H. Paulson


/s/ Charles E. Cheney                         Vice-Chairman, Treasurer and Secretary      June 29, 2001
--------------------------------------------- Executive Vice President and Chief
     Charles E. Cheney                        Strategic Officer


/s/ Dickinson G. Wiltz                        Director                                    June 29, 2001
---------------------------------------------
     Dickinson G. Wiltz


/s/ James G. Sippl                            Director                                    June 29, 2001
---------------------------------------------
     James G. Sippl


/s/ Michael L. Snow                           Director                                    June 29, 2001
---------------------------------------------
     Michael L. Snow


/s/ Alfred Teo                                Director                                    June 29, 2001
---------------------------------------------
     Alfred Teo


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Minneapolis, Minnesota
May 4, 2001

                               NAVARRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                                   MARCH 31
                                                                                            2001             2000
                                                                                       ---------------- --------------

ASSETS
 Current assets:
       Cash                                                                            $        19,118  $       15,739
       Accounts receivable, less allowance for doubtful accounts
             and sales returns of $4,986 in 2001 and $4,349 in 2000                             47,874          56,483
       Inventories                                                                              22,629          22,421
       Notes receivable, related parties                                                            56             375
       Prepaid expenses and other current assets                                                   209             216
                                                                                       ---------------- --------------
 Total current assets                                                                           89,886          95,234
 NetRadio note receivable                                                                           --           9,597
 Investments                                                                                        --           1,941

 Property and equipment, net of accumulated depreciation of $6,069
       in 2001 and $4,473 in 2000                                                                3,546           2,469

 Other assets                                                                                      486             470
                                                                                       ---------------- --------------

 Total assets                                                                          $        93,918  $      109,711
                                                                                       ================ ==============


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
       Note payable to bank                                                            $            --    $         --
       Accounts payable                                                                         66,918          66,718
       Accrued expenses                                                                          2,659           1,570
                                                                                       ---------------- --------------
 Total current liabilities                                                                      69,577          68,288

 Shareholders' equity
       Preferred stock, no par value:
            Authorized shares - 10,000,000
            issued and outstanding Class B convertible preferred shares -                           --           8,010
            none in 2001 and 34,000 in 2000
       Common stock, no par value:
            Authorized shares - 100,000,000
            issued and outstanding shares - 24,030,379 in 2001 and 23,534,435 in
            2000                                                                                94,110          91,501
       Retained deficit                                                                        (69,769)        (58,051)
       Unearned compensation                                                                        --             (37)
                                                                                       ---------------- --------------
 Total shareholders' equity                                                                     24,341          41,423
                                                                                       ---------------- --------------
 Total liabilities and shareholders' equity                                            $        93,918  $      109,711
                                                                                       ================ ==============


    See accompanying notes

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)



                                                                                      YEARS ENDED MARCH 31
                                                                           2001             2000                 1999
                                                                      ---------------- ---------------- -----------------

Net sales                                                              $     314,199   $      285,165    $     210,386

Cost of sales                                                                276,778          248,784          201,624
                                                                      ---------------- ---------------- -----------------
Gross profit                                                                  37,421           36,381            8,762

Operating expenses:
    Selling and marketing                                                      9,132           10,599            8,675
    Distribution and warehousing                                               7,990            6,197            4,712
    General and administrative                                                19,451           22,517           18,994
    Depreciation and amortization                                              3,212            1,622            1,953
                                                                      ---------------- ---------------- -----------------
                                                                              39,785           40,935           34,334
                                                                      ---------------- ---------------- -----------------

Loss from operations                                                          (2,364)          (4,554)         (25,572)


Other income (expense):
    Interest expense                                                            (223)            (476)          (2,543)
    Other income (expense)                                                     2,000            1,399              445
                                                                      ---------------- ---------------- -----------------

Loss before impact of investment in NetRadio Corporation                        (587)          (3,631)         (27,670)


Impact of investment in NetRadio Corporation                                 (10,338)          (4,154)              --
                                                                      ---------------- ---------------- -----------------
Net loss                                                                     (10,925)          (7,785)         (27,670)


Preferred nondetachable conversion feature and warrant valuation                  --               --          (34,891)


Excess of preferred stock buyback                                               (793)              --               --

                                                                      ---------------- ---------------- -----------------
Net loss available to common shareholders                               $    (11,718)  $       (7,785)  $      (62,561)
                                                                      ================ ================ =================

Basic and diluted loss per share                                        $       (.47)  $         (.33)  $        (4.41)


Basic and diluted weighted average common shares outstanding                  25,137           23,483           14,179


See accompanying notes.

                               NAVARRE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)




                                                    PREFERRED                   COMMON                  RETAINED
                                                      SHARES      PREFERRED     SHARES       COMMON     EARNINGS      UNEARNED
                                                      ISSUED        STOCK       ISSUED        STOCK    (DEFICIT)    COMPENSATION
                                                 ----------------------------------------------------------------------------------

Balance at March 31, 1998                                --     $       --     7,009,170   $   8,113   $  (3,558)    $    (227)
   Preferred shares issued in private placement   1,523,810         18,821            --          --          --            --
   Preferred share conversions, net of fees      (1,523,810)       (18,821)    7,619,050      18,821          --            --
   Value of preferred stock conversion feature           --             --            --      34,229     (34,229)           --
   Shares issued upon exercise of stock warrants         --             --     8,093,815      28,050          --            --
   Shares issued upon exercise of stock options          --             --       611,568       1,216          --            --
   Dividends paid                                        --             --            --          --        (594)           --
   Dividends issued in the form of shares                --             --        10,443          40         (68)           --
   NetRadio stock option valuation adjustment            --             --            --         880          --            --
   NetRadio shares issued                                --             --            --          66          --            --
   Net loss                                              --             --            --          --     (27,670)           --
   Amortization of unearned compensation                 --             --            --          --          --            95
                                                 ----------------------------------------------------------------------------------
Balance at March 31, 1999                                --     $       --    23,344,046   $  91,415   $ (66,119)    $     (132)
   Preferred shares issued in private
        placement, net of fees                       34,000          8,010            --          --          --             --
   Shares issued upon exercise of stock warrants         --             --         5,061          12          --             --
   Shares issued upon exercise of stock options          --             --       185,328         524          --             --
   Reversal of accrual for share dividends               --             --            --          --          29             --
   Stock option issued to a vendor                       --             --            --         495          --             --
   Spin-off of NetRadio                                  --             --            --        (945)     15,824             --
   Net loss                                              --             --            --          --      (7,785)            --
   Amortization of unearned compensation                 --             --            --          --          --             95
                                                 ----------------------------------------------------------------------------------
Balance at March 31, 2000                            34,000     $    8,010    23,534,435  $   91,501   $  (58,051)   $     ( 37)
   PREFERRED SHARE CONVERSION                        20,390)        (4,804)    2,115,057       4,804           --            --
   STOCK OPTION COMPENSATION                             --             --            --          47           --            --
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS          --             --         5,512          13           --            --
   REPURCHASE OF PREFERRED SHARES                   (13,610)        (3,206)           --          --         (793)           --
   REPURCHASE OF COMMON SHARES                           --             --    (1,624,625)     (2,255)          --            --
   NET LOSS                                              --             --            --          --      (10,925)           --
   AMORTIZATION OF UNEARNED COMPENSATION                 --             --            --          --           --            37
                                                 ----------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                --     $       --    24,030,379  $   94,110   $  (69,769)    $      --
                                                 ==================================================================================


See accompanying notes.

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  YEARS ENDED MARCH 31
                                                                          2001            2000            1999
                                                                      --------------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $  (10,925)      $  (7,785)      $  (27,670)
Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        3,212           1,622            1,956
      Amortization of unearned compensation                                   37              95               95
      Equity in loss of NetRadio Corporation                              10,338           4,154              ---
      Stock option compensation                                               47             ---              ---
      NetRadio stock valuation adjustment                                    ---             ---              880
      Vendor stock compensation                                              ---             495              ---
      Value of NetRadio stock issued to vendor                               200             ---              ---
      Write-off of notes receivable                                          292             ---              ---
      Changes in operating assets and liabilities:
          Accounts receivable                                              8,609          (6,226)           8,918
          Inventories                                                       (208)          6,802           (6,035)
          Prepaid expenses and assets                                         (9)           (436)            (359)
          Refundable income taxes                                            ---             613            1,652
          Accounts payable and accrued expenses                            1,289          10,647            7,178
                                                                      --------------------------------------------
Net cash provided by (used in) operating activities                       12,882           9,981          (13,385)

INVESTING ACTIVITIES
Notes receivable, related parties                                             27            (154)             185
Payments on NetRadio Note                                                  1,000
Purchases of equipment and leasehold improvements                         (4,288)         (2,672)          (2,039)
                                                                      --------------------------------------------
Net cash used in investing activities                                     (3,261)         (2,826)          (1,854)

FINANCING ACTIVITIES
Payments on long-term debt                                                   ---             ---             (135)
Proceeds from note payable, bank                                           5,000         104,448          197,230
Payments on note payable, bank                                            (5,000)       (104,777)        (229,346)
Repurchase of Navarre common stock                                        (2,255)            ---              ---
Repurchase of Class B preferred stock                                     (4,000)            ---              ---
Proceeds from sale of subsidiary stock                                       ---             ---               66
Proceeds from sale of preferred stock and warrants                           ---           8,010           18,821
Proceeds from exercise of common stock warrants                              ---              12           28,050
Payment of dividends on Class A stock                                        ---             ---             (594)
Proceeds from exercise of common stock options                                13             799            1,216
                                                                      --------------------------------------------
Net cash provided by (used in) financing activities                       (6,242)          8,492           15,308
                                                                      --------------------------------------------

Net increase in cash                                                       3,379          15,647               69
Cash at beginning of year                                                 15,739              92               23
                                                                      --------------------------------------------
Cash at end of year                                                   $   19,118       $  15,739       $       92
                                                                      ============================================

NON CASH ITEMS:
  Conversion of preferred stock to common stock                       $    4,804             ---              ---



See accompanying notes.

1.       ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes home entertainment products including prerecorded tapes, compact discs, digital versatile disks, personal computer software and interactive CD-ROM computer software primarily to retailers and wholesalers in the United States. In addition, through its wholly owned subsidiary, eSplice, Inc., Navarre was engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback. In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

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

Subsequent to November 5, 1999, NetRadio became an unconsolidated subsidiary in which the Company had a 49.98% ownership during fiscal 2001. In March 2001, the Company's interest decreased to 46.6%. At March 31, 2001, NetRadio had total assets and shareholders' equity of $11,974,000, and $6,865,000, respectively.

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

CASH AND CASH EQUIVALENTS

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

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

ACCOUNTING FOR LONG LIVED ASSETS

The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company recorded charges of $1.2 million for accelerated depreciation of impaired assets related to management and the Board of the Directors determination, that the Company would not continue to support the further development of eSplice operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CLASSIFICATION OF SHIPPING COSTS

Costs incurred with the shipment of product between the Company and its vendors are classified in cost of goods sold. These costs were $1,129,000, $1,150,000 and $1,044,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $6,326,000. $6,424,000 and $5,794,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and is amortized on a straight line basis over 5 to 15 years. Accumulated amortization at March 31, 2001 and 2000 was $1,502,000 and $1,467,000, respectively.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE

The basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Preferred stock, preferred stock warrants and employee stock options are not included in the calculation for the periods presented because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:


  (In thousands, except for per share data)                                YEARS ENDED MARCH 31
                                                                 2001              2000            1999
                                                           -------------------------------------------------
     Numerator
        Net loss                                              $ (10,925)         $ (7,785)       $ (27,670)
             Less excess of preferred share buyback                (793)              ---              ---
           Less preferred non-detachable conversion
              feature and warrant valuation                         ---               ---          (34,229)
           Less preferred dividend requirements                     ---               ---             (662)
                                                           -------------------------------------------------
           Adjusted net loss applicable to common stock       $ (11,718)         $ (7,785)       $ (62,561)
                                                           =================================================
     Denominator for basic and diluted earnings per
        share - weighted average shares                          25,137            23,483           14,179
                                                           =================================================
     Basic and diluted earnings per share                     $    (.47)         $   (.33)       $   (4.41)
                                                           =================================================

2.       NETRADIO

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

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, was due on November 14, 2001. During the quarter ended September 30, 2000, Navarre determined that the Term Note was impaired and Navarre recorded a valuation reserve for the $9.6 million carrying value of the Note.

On March 26, 2001, Navarre and NetRadio amended the Term Note and the Company agreed to forgive the repayment of $5.5 million in exchange for NetRadio's prepayment of $1.0 million. The principal balance of the Term Note has been adjusted to $3.1 million and is due March 31, 2002. As of March 31, 2001, the Company's carrying value of the Term Note was zero.

3.       NOTES RECEIVABLE, RELATED PARTIES

The related party notes receivable are due on demand and bear interest at rates between 8.75% and 10.5% per year and are unsecured.

4.       BANK FINANCING AND DEBT

On March 31, 2001, Navarre had a revolving line of credit with Congress Financial Corporation. The Company is in the processing of obtaining a new credit facilities. On March 31, 2001, the Company had no debt.

Interest under the Congress line of credit is at prime plus .5% (8.5) at March 31, 2001 and is payable monthly.

Interest paid was $223,000, $476,000 and $2,543,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

5.       SHAREHOLDERS' EQUITY

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock at any time after June 30, 1998. All of the Class A Convertible Preferred Stock was converted into common stock in fiscal 2000. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Company also issued warrants to the private placement agent to purchase 380,953 shares of common stock at $2.625 per share. During fiscal 1999, 7,913,815 common stock warrants were exercised for $27,348,500. There were 72,408 warrants outstanding at March 31, 2001. The Class A Convertible Preferred Stock paid cumulative quarterly dividends of ten percent (10%) payable beginning June 30, 1998. Total cash and stock dividends paid in fiscal year 1999 were $594,000. No cash or stock dividends were paid in fiscal year 2000 or 2001.

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

On August 20, 1999, the Company announced that it had entered into a subscription agreement with Fletcher International Limited ("Fletcher International") for the issuance of up to 150,000 shares of Navarre's Class B Convertible Preferred Stock ("Class B Preferred Stock") for an aggregate purchase price of up to $37.5 million (the "Subscription Agreement"). Under the terms of the Subscription Agreement, the Class B Preferred Stock could be issued in three principal tranches. On August 20, 1999, Navarre issued the first tranche, consisting of 34,000 shares of Class B Preferred Stock and a three-year "warrant" to purchase up to 16,000 shares of Class B Preferred Stock. Fletcher International paid a purchase price of $8.5 million, or $250 per share of Class B Preferred Stock. Fletcher International would pay an additional $4.0 million, or $250 per share of Class B Preferred Stock, if it exercised the warrant in its entirety. On May 17, 2000, Fletcher International converted 20,390 shares of Class B Preferred Stock to 2,115,057 shares of common stock.

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

In June 2000, Navarre hired the investment banking firm Sutro & Co., Inc. to advise Navarre with respect to various strategic matters. In connection with its engagement of Sutro, on October 1, 2000, Navarre issued Sutro a warrant to purchase 10,000 shares of Navarre Common stock at a price of $4.50 per share.

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. As of March 31, 2001, Navarre has repurchased 1,624,625 shares for an average price of $1.39.

6.       STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:


                                                    PLAN OPTIONS                    WEIGHTED AVERAGE
                                                    AVAILABLE FOR   PLAN OPTIONS   EXERCISE PRICE PER
                                                       GRANT        OUTSTANDING          SHARE
                                               ------------------------------------------------------
           Balance on March 31, 1998                  546,426        1,289,174          $2.92
              Granted                                (532,000)         532,000           3.07
              Canceled                                100,772         (100,772)          3.57
              Exercised                                   ---         (644,806)          1.89
                                               ------------------------------------------------------
           Balance on March 31, 1999                  115,198        1,075,596          $2.92
              Additional shares                     1,300,000             ----           ----
              Granted                                (593,000)         593,000           7.56
              Canceled                                 32,100          (32,100)          4.69
              Exercised                                   ---         (185,328)          2.83
                                               ------------------------------------------------------
           Balance on March 31, 2000                  854,298        1,451,168          $3.02
              Granted                                (563,000)         563,000           3.12
              Canceled                                 97,881          (97,881)          3.92
              Terminated                              147,766         (147,766)          2.25
              Exercised                                   ---           (5,512)          2.32
                                               ------------------------------------------------------
           Balance on March 31, 2001                  536,945        1,763,009          $4.32
                                               =====================================================+


In October 1997, the Company's Board of Directors repriced options covering 51,850 shares, representing all of the qualified outstanding options with exercise prices ranging from $5.12 to $11.38, to an exercise price of $4.38 per share. The vesting terms of these options remain unchanged.

The weighted average fair value of options granted in 2001, 2000, and 1999 was $2.00, $2.82, and $2.18 per share, respectively.

The exercise price of options outstanding at March 31, 2001 ranged from $1.406 to 15.375 per share, as summarized in the following table:


                                     SHARES
                                  OUTSTANDING       WEIGHTED AVERAGE        NUMBER OF       WEIGHTED AVERAGE
              RANGE OF            AT MARCH 31,          REMAINING            SHARES             EXERCISE
           EXERCISE PRICE             2001          CONTRACTUAL LIFE       EXERCISABLE       PRICE PER SHARE
       ------------------------------------------------------------------------------------------------------
        $   1.41  -  $   2.94           547,400           2.53 years        222,150             $  2.78

        $   3.19  -  $   3.28           514,900           4.28 years        108,750                3.28

        $   3.69  -  $   7.50           344,709           2.30 years        147,409                4.77

        $   7.81  -  $  15.38           356,000           4.45 years         85,000                8.92
       ------------------------------------------------------------------------------------------------------
                                      1,763,009           3.67 years        563,309             $  4.32
                                =============================================================================



The number of options exercisable at March 31, 2001, 2000, and 1999 was 563,309, 358,940, and 246,158, respectively, at a weighted average exercise price of $4.32, $3.02, and $2.92 per share, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rate of 4.6%, 5.8%, and 5.2%, for 2001, 2000, and 1999, respectively: volatility factor of the expected market price of the Company's common stock of 134%, 30%, and 82% and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

         (In thousands, except for per share data)


                                                                            MARCH 31
                                                             2001             2000             1999
                                                       -------------------------------------------------
         Pro forma net loss                                 $(12,595)         $(8,285)         $(62,736)
         Pro forma basic and diluted loss per share         $   (.50)         $  (.36)         $  (4.42)


These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees, which are recorded at the market value on the date of the grant. A total of 150,000 common shares were issued under restricted stock grants for the year ended March 31, 1996. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $37,000, $95,000, and $95,000, respectively, for the years ended March 31, 2001, 2000, and 1999.

In March 1999 the Company recognized $880,000 in compensation expense associated with the issuance of incentive stock options of its subsidiary NetRadio to employees with stock prices below the estimated fair market value of the Company's common stock on the date of grant. In addition, in fiscal year 2000 the Company recognized $495,000 in compensation associated with the issuance of stock option to a vendor.

7.       INCOME TAXES

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2001 and 2000 (in thousands):


                                                                                      MARCH 31
                                                                               2001             2000
                                                                         --------------------------------
             Debit balance                                                  $      698     $       1,396
             Net operating loss carryforward                                    12,717             8,108
             Allowance for uncollectible accounts                                2,408             1,005
             Allowance for sales returns                                           828               735
             Book/tax depreciation                                                 102                30
             Reserve for sales discounts                                           218               231
             Accrued vacations                                                     105                80
             Inventory - uniform capitalization                                    119               114
             Price protection reserve                                             ----                64
             Compensation expense                                                  120               198
                                                                         --------------------------------
                                                                                17,315             11,961
             Valuation allowance                                               (17,315)           (11,961)
                                                                         --------------------------------
             Total deferred tax assets                                      $     ----     $        ----
                                                                         ================================

The net operating loss carryforward of $222,000 created as a result of the change in the Company's year-end in 1994 was utilized in fiscal year 2001. The remaining net operating loss of $31,793,000 expires in the year 2019.


A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):


                                                                           YEAR ENDED MARCH 31
                                                                 2001              2000               1999
                                                            ---------------------------------------------------

  Tax expense (benefit) at statutory rate                    $    (3,715)    $    (2,662)         $     (9,408)
  State income taxes (benefit), net of federal  benefit           (2.354)           (215)               (1,220)
  Valuation allowance                                              5,354           1,422                10,564

  Equity loss in NetRadio                                            591           1,412                  ----

  Goodwill amortization                                              ---               9                    28

  Other                                                              124              34                    36
                                                            ---------------------------------------------------
                                                             $         0     $         0          $          0
                                                           ====================================================
  Effective tax rate                                                   0%              0%                    0%
                                                           ====================================================

Cash paid (received) for income taxes was $0, $0, and $(1,623,000) for the years ended March 31, 2001, 2000 and 1999, respectively.


8.       COMMITMENTS

LEASES

On June 27, 1996, the Company acquired an operating lease with the acquisition of Surfside Distributor, Inc. in Honolulu, Hawaii. The Company leases approximately 4,885 square feet of office and warehouse space. The lease, which was renewed June 1, 2001, expires in the year 2006 and provides for a monthly rental of $5,618 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On March 12, 1998, the Company entered into an operating lease agreement for office and warehouse space. The lease expires in 2013 and provides for monthly payments of $38,750 over the lease term, with a 2.5% increase every 30 months. In addition, the Company is responsible for all operating costs associated with the building.

On April 22, 1999, the Company entered into an operating lease agreement for a second office and warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $32,640 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

On March 30, 2000, the Company entered into an operating lease agreement for a third warehouse space. The lease expires in the year 2002 and provides for a monthly rental of $13,333 over the lease term. In addition, the Company is responsible for taxes and all operating costs associated with the building.

Total rent expense was $1,731,000, $1,613,000, and $1,368,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2001 (in thousands):

                        2002                           $     1,187
                        2003                                   951
                        2004                                   600
                        2005                                   556
                        2006                                   559
                        Thereafter                           3,748
                                                       ===========
                                                       $     7,601
                                                       ===========

9.       MAJOR CUSTOMERS

The Company has three major customers who accounted for 49%, 52%, and 59%, of sales in fiscal 2001, 2000, and 1999, respectively.

10.      401K PLAN

The Company has a 401k plan, which covers substantially all full-time employees. The Company contributed $90,846 and $54,231 to the plan for the years ended March 31, 2001 and March 31, 2000, respectively.

11.      BUSINESS SEGMENTS

Navarre's operations were classified into two business segments for fiscal 2001 based upon products and services provided: home entertainment products and eSplice and three business segments for fiscal 2000, based upon products and services provided: home entertainment products, NetRadio, through November 5, 1999, and eSplice. The Company distributes home entertainment products including prerecorded tapes, compact discs, interactive CD-ROM computer software, DVD products and personal computer software primarily to retailers and wholesalers in the United States and Canada. NetRadio is an internet-only radio network and eSplice was engaged in the development of a platform to aggregate and distribute digital content including music and software utilizing industry-leading solutions for encoding, encryption, digital rights management and playback.

On October 19, 1999, NetRadio closed on an initial public offering. Navarre's ownership of NetRadio subsequently decreased to less than fifty percent. Accordingly, Navarre has not consolidated NetRadio's results for periods after November 5, 1999 in Navarre financial statements, but has reported its interest in NetRadio using the equity method.

In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

Financial information by reportable business segment is included in the following summary:
             In thousands



                                                                        YEARS ENDED MARCH 31
                                                            2001               2000              1999
                                                    ------------------------------------------------------
NET SALES FROM EXTERNAL CUSTOMERS
Home Entertainment Products                          $     314,162       $    284,428        $    210,000
NetRadio                                                      ----                737                 386
eSplice                                                         37               ----                ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $     314,199       $    285,165        $    210,386

OPERATING INCOME (LOSS)
Home Entertainment Products                          $       1,593       $      4,257        $    (20,082)
NetRadio                                                      ----             (7,833)             (5,490)
eSplice                                                    (3,957)               (978)               ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $     (2,364)       $     (4,554)       $    (25,572)

Net Interest Expense                                         (223)               (476)             (2,543)
Other Income (Expense)                                      2,000               1,399                 445
                                                    ------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    $       (587)       $     (3,631)       $    (27,670)


IDENTIFIABLE ASSETS
Home Entertainment Products                          $     93,904        $    109,705        $     76,363
NetRadio                                                     ----                ----               3,117
eSplice                                                        14                   6                ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $      93,918       $     109,711       $     79,480

DEPRECIATION AND AMORTIZATION
Home Entertainment Products                          $       1,291       $         913       $      1,573
NetRadio                                                      ----                 663                380
eSplice                                                      1,921                  46               ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $       3,212       $       1,622       $      1,953

CAPITAL EXPENDITURES
Home Entertainment Products                          $       2,459       $         996       $      1,020
NetRadio                                                      ----               1,629              1,019
eSplice                                                      1,829                  47               ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $       4,288       $       2,672       $      2,039



                                                                       YEARS ENDED MARCH 31
In thousands                                                2001              2000              1999
                                                    ------------------------------------------------------
SALES BY CLASSES OF SIMILAR PRODUCTS OR SERVICES
Computer Software                                    $     214,734       $     186,498       $    150,338
Music                                                       99,428              97,930             59,662
NetRadio                                                      ----                 737                386
eSplice                                                         37                ----               ----
                                                    ------------------------------------------------------
CONSOLIDATED                                         $     314,199       $     285,165        $   210,386


12.      QUARTERLY DATA - SEASONALITY (UNAUDITED)

The Company's quarterly operating results have fluctuated significantly in the past and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 60% of the Company's sales and substantial portion of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods.

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the period ended March 31, 2001. (In thousands, except per share amounts)



                                                                    QUARTER ENDED
                                            JUNE 30        SEPTEMBER 30      DECEMBER 31        MARCH 31
                                       -----------------------------------------------------------------------
FISCAL YEAR 2001
Net Sales                                    $55,166          $78,378          $119,465           $61,190
Gross profit                                   7,648            9,133            14,004             6,636
Net income (loss)                             (2,121)          (8,447)            2,876            (3,233)
Net income (loss) per common share:
Basic and diluted                               (.09)            (.33)              .08              (.13)



                                                                   QUARTER ENDED
                                            JUNE 30        SEPTEMBER 30      DECEMBER 31        MARCH 31
                                       -----------------------------------------------------------------------
FISCAL YEAR 2000
Net Sales                                    $57,751          $67,399           $99,137           $60,878
Gross profit                                   6,805            8,770            12,264             8,542
Net income (loss)                             (2,604)          (3,184)               10            (2,007)
Net income (loss) per common share:
Basic and diluted                               (.11)            (.14)              .00              (.09)


                               NAVARRE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                              BALANCE AT        CHARGED TO                        BALANCE AT
                                              BEGINNING         COSTS AND       DEDUCTIONS --       END OF
               DESCRIPTION                    OF PERIOD          EXPENSES         DESCRIBE          PERIOD
================================================================================================================
YEAR ENDED MARCH 31, 2001:
   DEDUCTED FROM ASSET ACCOUNTS:
   INVENTORY OBSOLESCENCE RESERVE         $          0      $         0       $        0        $         0
   ALLOWANCE FOR DOUBTFUL ACCOUNTS           2,511,000          620,000         (214,000)(1)      2,917,000
   ALLOWANCE FOR SALES RETURNS               1,838,000          231,000             ----          2,069,000
                                          ----------------------------------------------------------------------
   TOTALS                                 $  4,349,000      $   851,000       $ (214,000)(1)    $ 4,986,000
                                          ======================================================================

Year ended March 31, 2000:
   Deducted from asset accounts:
   Inventory obsolescence reserve         $    658,000      $         0       $ (658,000)       $         0
   Allowance for doubtful accounts           2,095,000          355,000           61,000 (1)      2,511,000
   Allowance for sales returns               1,715,000          123,000             ----          1,838,000
                                          ----------------------------------------------------------------------
   Totals                                 $  4,468,000      $   478,000       $ (597,000)       $ 4,349,000
                                          ======================================================================

Year ended March 31, 1999:
   Deducted from asset accounts:
   Inventory obsolescence reserve         $          0      $   658,000       $        0        $   658,000
   Allowance for doubtful accounts           1,112,000          960,000          (23,000)(1)      2,095,000
   Allowance for sales returns               1,300,000          415,000             ----          1,715,000
                                          ----------------------------------------------------------------------
   Totals                                 $  2,412,000      $ 2,033,000       $  (23,000)(1)    $ 4,468,000
                                          ======================================================================


(1)      Uncollectible accounts written off, net of recoveries.