Form 10-Q
period 2001-06-30
NAVARRE CORP /MN/
filed 2001-08-10
CIK 911650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2001

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

Common Stock, No Par Value - 23,314,960 shares as of July 31, 2001

                               NAVARRE CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
           June 30, 2001 and March 31, 2001

         Consolidated Statements of Operations -
           Three months ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows - Three months ended June 30, 2001 and 2000

         Notes to Consolidated Financial Statements - June 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                    JUNE 30, 2001     MARCH 31, 2001
                                                                    --------------    --------------
                                                                     (UNAUDITED)          (NOTE)

ASSETS
Current assets:
   Cash                                                             $       14,248    $       19,118
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $4,167 and $4,986, respectively                 39,745            47,874
   Inventories                                                              24,057            22,629
   Note receivable, related parties                                             33                56
   Prepaid expenses and other current assets                                   179               209
                                                                    --------------    --------------
Total current assets                                                $       78,262    $       89,886

Property and equipment, net of accumulated depreciation of $3,931
   and $6,069, respectively                                                  3,618             3,546
Other assets:
   Other assets                                                                508               486
                                                                    --------------    --------------
Total assets                                                        $       82,388    $       93,918
                                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                             $           --    $           --

   Accounts payable                                                         57,182            66,918
   Accrued expenses                                                          2,544             2,659
                                                                    --------------    --------------
Total current liabilities                                           $       59,726    $       69,577

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares-23,492,160 and
         24,030,379, respectively                                           93,359            94,110
   Retained deficit                                                        (70,697)          (69,769)
                                                                    --------------    --------------
Total shareholders' equity                                                  22,662            24,341
                                                                    --------------    --------------
Total liabilities and shareholders' equity                          $       82,388    $       93,918
                                                                    ==============    ==============

Note: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED JUNE 30,
                                                         2001            2000
                                                     ------------    ------------

Net sales                                            $     54,485    $     55,166

Cost of sales                                              48,101          47,518
                                                     ------------    ------------

Gross profit                                                6,384           7,648

Operating expenses:
   Selling and promotion                                    1,850           1,933
   Distribution and warehousing                             1,245           1,624
   General and administration                               4,161           4,604
   Depreciation and amortization                              342             197
                                                     ------------    ------------
                                                            7,598           8,358
                                                     ------------    ------------

Loss from operations                                       (1,214)           (710)

Other expense:
   Interest expense                                           (24)            (58)
   Other income                                               300             588
                                                     ------------    ------------

Loss before equity in loss of NetRadio Corporation           (938)           (180)

Equity in loss of  NetRadio Corporation                        --          (1,941)

                                                     ------------    ------------
Net loss                                             $       (938)   $     (2,121)
                                                     ============    ============

Loss per common share:
    Basic and diluted                                $       (.04)   $       (.09)
                                                     ============    ============
Weighted average common and
   common equivalent shares outstanding
   Basic and diluted                                       23,702          24,580
                                                     ============    ============

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED JUNE 30,
                                                           2001            2000
                                                       ------------    ------------


OPERATING ACTIVITIES
Net loss                                               $       (938)   $     (2,121)
Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
        Depreciation and amortization                           352             197
        Amortization of unearned compensation                    --              10
        Equity in loss of NetRadio Corporation                   --           1,941
        Stock option compensation                                --              53
        Write off of notes receivable                            23              --
        Changes in operating assets and liabilities:
            Accounts receivable                               8,129          13,624
            Inventories                                      (1,428)         (4,154)
            Prepaid expenses and assets                          (1)           (243)
            Accounts payable and accrued expenses            (9,851)         (8,135)
                                                       ------------    ------------
Net cash provided by (used in) operating activities          (3,714)          1,172

INVESTING ACTIVITIES
Note receivable, related parties                                 --             (36)
Purchase of equipment and leasehold improvements               (405)           (611)
                                                       ------------    ------------
Net cash used in investing activities                          (405)           (647)

FINANCING ACTIVITIES
Repurchase of Navarre common stock                             (751)             --
                                                       ------------    ------------
Net cash used in financing activities                          (751)             --

Net decrease (increase) in cash                              (4,870)            525
Cash at beginning of period                                  19,118          15,739
                                                       ------------    ------------
Cash at end of period                                  $     14,248    $     16,264


                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2001. The fiscal 2001 information includes results of the Company's formerly wholly owned subsidiary, eSplice, Inc. In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

NOTE B - ADOPTION OF FASB STATEMENT NO. 142

At the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the Statement, amortization of goodwill is prohibited. Instead, it is tested at least annually for impairment. The adoption of this Statement did not have a material effect on the Company.

NOTE C - BUSINESS SEGMENTS

Financial Information by reportable business segment is included in the following summary:



(in thousands)                                    QUARTERS ENDED
                                          JUNE 30, 2001    JUNE 30, 2000
                                          -------------    -------------

NET SALES
Home Entertainment Products               $      54,485    $      55,164
eSplice                                              --                2
                                          -------------    -------------
CONSOLIDATED                              $      54,485    $      55,166

OPERATING LOSS
Home Entertainment Products                      (1,214)             (96)
eSplice                                              --             (614)
                                          -------------    -------------
CONSOLIDATED LOSS                                (1,214)            (710)

Net Interest Expense                                (24)             (58)
Other Income                                        300              588
Equity loss from investment in NetRadio              --           (1,941)
                                          -------------    -------------
LOSS BEFORE INCOME TAXES                  $        (938)   $      (2,121)

NOTE C - NET EARNINGS (LOSS) PER SHARE

For the periods ending June 30, 2001 and 2000, preferred stock, preferred stock warrants and employee stock options are not included in the computation of the dilutive, weighted-average shares calculation because they are anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)


                                                    THREE MONTHS ENDED JUNE 30,
                                                       2001             2000
                                                   ------------    ------------

Numerator:
     Net loss                                      $       (938)   $     (2,121)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                 23,702          24,580
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                       23,702          24,580
                                                   ------------    ------------

Basic and dilutive loss per share                  $       (.04)   $       (.09)
                                                   ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products and DVD videos. Navarre sells to major music and software retailers, and wholesalers such as CompUSA, Inc., Best Buy Co., Inc., Sam's Clubs, Circuit City Stores, Inc. and Costco Wholesale Corporation. We believe the Company is the largest distributor of distributed consumer software in the United States and the largest distributor of independent music in North America.

Navarre's operations for fiscal 2002 were classified into one business segment; home entertainment; the Company had two business segments; home entertainment and eSplice, Inc. for fiscal 2001. In the fourth quarter of fiscal 2001, Navarre's management and its Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

Effective April 1, 2001 the Company realigned its home entertainment divisions as Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). NDS currently is comprised of the previously noted computer software sales and the alternative retail marketing sales. All products that are non-proprietary to Navarre will be sold by NDS. This division is focused on providing the highest level of services to its retail customers. Growth of sales and increased market share of NDS will rely upon its ability to provide value-added services to its retail customers. At present, NEM is made up of sales of pre-recorded music to retailers. Unlike NDS's emphasis on the retail customers, growth in NEM is based on the level of services given to our content providers, which include labels, studios, and artists. Products sold through NEM will be proprietary to Navarre through exclusive distribution, licensing and/or ownership. It is the intent of NEM to stimulate margin growth through the ownership or licensing of content from independent artists and labels selling a minimum of 50,000 to 100,000 units.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."


                                                  THREE MONTHS ENDED JUNE 30
                                                    2001             2000
                                                ------------     ------------

Net sales:
      Distribution Services                             88.1%            85.0%
      Entertainment Media                               11.9             15.0
                                                ------------     ------------
  Home entertainment products                          100.0            100.0
  eSplice, Inc.                                           --               --
                                                ------------     ------------
Total net sales                                        100.0            100.0
Cost of sales                                           88.3             86.1
                                                ------------     ------------
Gross profit                                            11.7             13.9

Selling and promotion                                    3.5              3.5
Distribution and warehousing                             2.2              2.9
General and administration                               7.7              8.3
Depreciation and amortization                            0.6              0.4
                                                ------------     ------------
Loss from operations                                    (2.2)            (1.3)
Interest expense                                        (0.0)            (0.1)
Other expense                                             .5              1.1
Equity loss from investment in NetRadio                   --             (3.5)
                                                ------------     ------------
Net loss                                                (1.7)%           (3.8)%
                                                ============     ============


Certain information in this section contains forward-looking statements. The Company's actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in the Company's business, the consumer market for music products and computer software products, retail customer buying patterns, new or different competition in the Company's traditional and new markets and the rate of new product development and commercialization. For a detailed discussion of these factors see the section entitled "Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 2001.

Net sales for the first quarter ended June 30, 2001 decreased 1.3% to $54.5 million in fiscal 2002 from $55.2 million for the same period in fiscal 2001. Navarre Distribution Services sales for the first quarter ended June 30, 2001 increased by 2.3% to $48.0 million for fiscal 2002 from $46.9 million for the same period in fiscal 2001. This increase was primarily due to the Company's growth in entertainment software and its new distribution agreement with Microsoft. Navarre Entertainment Media sales for the first quarter ended June 30, 2001 decreased 21.7% to $6.5 million for fiscal 2002 from $8.3 million for the same period in fiscal 2001. This revenue decrease was primarily due to a shift of new release titles closer to the upcoming holiday season along with a general tightening of inventory levels among various retail stores.

Gross profit for the first quarter ended June 30, 2001 decreased 15.8% or $1.2 million to $6.4 million for fiscal 2002 from $7.6 million for the same period in fiscal 2001. As a percentage of net sales, gross profit for first quarter ended June 30, 2001 decreased to 11.7% for fiscal 2002 from 13.9 for the same period in fiscal 2001. Gross margin from Distribution Services net sales for the first quarter ended June 30, 2001 was $5.0 million or 10.4% as a percentage of net sales in fiscal 2002 compared with $5.5 million or 11.7% as a percentage of net sales in the same period in fiscal 2001. The decrease in gross margin in Distribution Services was primarily due to the mix of products at a lower gross margin percentage. The Company believes that the signing of certain larger, more prominent vendors may reduce the gross margin to its current level, however the overall profitability of these vendors may be greater due to historically lower return levels with certain "legendary product. Gross margin from Entertainment Media net sales for the first quarter ended June 30, 2001 was $1.4 million or 21.5% of music net sales in fiscal 2002 compared with $2.1 million or 25.3% of music net sales for the same period in fiscal 2001. The decrease was primarily attributable to an increase in returns as music inventories were still being adjusted from the holiday season.

Selling and promotion expense for the first quarter ended June 30, 2001 remained the same at $1.9 million in fiscal 2002 and $1.9 million for the same period in fiscal 2001 and as a percentage of net sales remained at 3.5% in fiscal 2002 and 3.5% for the same period in fiscal 2001. This was due to the lower costs associated with improved management of our vendors to reduce the need for expedited freight.

Distribution and warehousing expense for the first quarter ended June 30, 2001 decreased to $1.2 million for fiscal 2002 from $1.6 million for the same period in fiscal 2001 and as a percentage of net sales, decreased to 2.2% of net sales in fiscal 2002 from 2.9% of net sales for fiscal 2001. This decrease in distribution and warehousing expense and decrease as a percentage of net sales for the first quarter was primarily due to the capabilities and ensuing efficiencies derived from the Company's dedicated returns facility.

General and administration expenses for the first quarter ended June 30, 2001 decreased to $4.2 million for fiscal 2002 from $4.6 million for the same period in fiscal 2001 and as a percentage of net sales, it decreased to 7.7% for fiscal 2002 from 8.3% for the same period in fiscal 2001. This decrease in general and administration expenses and decrease as a percentage of net sales for the fiscal first quarter was primarily due to the elimination of the support costs associated with eSplice, Inc.

Interest expense for the first quarter ended June 30, 2000 decreased to $24,000 in fiscal 2002 from $58,000 for the same period in fiscal 2001. This decrease resulted from having no debt during the quarter.

Other income which consists principally of interest income for the fiscal first quarter ended June 30, 2001, decreased to $301,000 for fiscal 2002 from $588,000 in fiscal 2001. This decrease was due to having a lower principal balance on the NetRadio note and lower interest rates.

Due to the accumulated losses from prior years and the current quarter's loss, the Company has not recorded any tax benefit.

Net loss for fiscal first quarter ended June 30, 2001 was $938,000 in fiscal 2002 compared to a loss of $2.1 million for the same period in fiscal 2001.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and sale of equity securities. The level of borrowings has historically fluctuated significantly during the year. At June 30, 2001, the Company had net accounts receivable of $39.7 million, inventory of $24.1 million, accounts payable of $57.2 million and no bank debt.

For the fiscal first quarter ended June 30, 2001, net sales were $54.5 million for fiscal 2002, a decrease of $700,000 verses net sales of $55.2 million in fiscal 2001. The Company used cash of $3.7 million for operating activities. Accounts receivable decreased by $8.1 million, inventories increased by $1.4 million and accounts payable and accrued expense decreased by $9.9 million. Investing activities used $405,000 for the purchase of furniture, equipment and leasehold improvements. The Company also used $751,000 for the repurchase of Navarre common stock. Cash at the end of the period decreased by $4.9 million.

Although the Company has sufficient cash and working capital to meet its short-term liquidity and capital requirements, the Company anticipates it could utilize a credit facility during the next twelve months to meet seasonal working capital needs. Accordingly, the Company is in the process of obtaining a new credit facility to fulfill potential holiday fluctuations in cash and has recently signed a commitment letter with a potential lender for a three-year facility. On June 30, 2001, the Company had no debt.

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

On June 20, 2001, Plaintiffs filed a Notice of Appeal with the Eighth Circuit Court of Appeals. The court has set a schedule for the appeal process which requires, among other things, that Plaintiffs'/Appellants' Brief and Appendix be filed by August 15, 2001, and that Navarre and the directors file their Response Brief by September 15, 2001. Navarre and the directors intend to vigorously defend against the appeal.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NAVARRE CORPORATION
                                                (Registrant)




Date:  August 10, 2001                          By  /s/ Eric H. Paulson
                                                   ----------------------------
                                                Eric H. Paulson
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer


Date:  August 10, 2001                          By /s/ Charles E. Cheney
                                                   ----------------------------
                                                Charles E. Cheney
                                                Vice-Chairman,
                                                Treasurer and Secretary,
                                                Executive Vice President,
                                                and Chief Strategic Officer
                                                (Principal Accounting Officer)