Form 10-Q
period 2001-09-30
NAVARRE CORP /MN/
filed 2001-11-14
CIK 911650

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 for the quarterly
                         period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 for the transition period
                     from_______________to________________



                         Commission File Number 0-22982


                               NAVARRE CORPORATION
             (Exact name of registrant as specified in its charter)



            MINNESOTA                                          41-1704319
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization                           Identification No.)

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

Common Stock, No Par Value - 21,616,187 shares as of November 12, 2001

                               NAVARRE CORPORATION

                                      INDEX



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                           September 30, 2001 and March 31, 2001

                  Consolidated Statements of Operations -
                           Three months and six months ended
                           September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows - Six months
                           ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements -
                           September 30, 2001

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30, 2001    MARCH 31, 2001
                                                               ------------------    ---------------
                                                                   (UNAUDITED)            (NOTE)
ASSETS
Current assets:
   Cash                                                               $  9,736           $ 19,118
   Accounts receivable, less allowance for doubtful accounts
      and sales returns of $2,804 and $4,986, respectively              49,735             47,874
   Inventories                                                          26,409             22,629
   Note receivable, related parties                                         --                 56
   Prepaid expenses and other current assets                               108                209
                                                                      --------           --------
Total current assets                                                  $ 85,988           $ 89,886

Property and equipment, net of accumulated depreciation
   of $4,293 and $6,069, respectively                                    3,439              3,546
Other assets:
   Other assets                                                            847                486
                                                                      --------           --------
Total assets                                                          $ 90,274           $ 93,918
                                                                      ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                               $     --           $     --
   Accounts payable                                                     66,689             66,918
   Accrued expenses                                                      1,798              2,659
                                                                      --------           --------
Total current liabilities                                             $ 68,487           $ 69,577

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares - 22,713,305 and
          24,030,379, respectively                                      92,459             94,110
   Retained deficit                                                    (70,672)           (69,769)
                                                                      --------           --------
Total shareholders' equity                                              21,787             24,341
                                                                      --------           --------
Total liabilities and shareholders' equity                            $ 90,274           $ 93,918
                                                                      ========           ========

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    2001            2000            2001            2000
                                                                 ---------------------------------------------------------
Net sales                                                        $  67,676       $  78,378       $ 122,161       $ 133,544

Cost of sales                                                       60,728          69,245         108,829         116,763
                                                                 ---------       ---------       ---------       ---------

Gross profit                                                         6,948           9,133          13,332          16,781

Operating expenses:
   Selling and promotion                                             1,734           2,196           3,584           4,129
   Distribution and warehousing                                      1,169           1,736           2,414           3,360
   General and administration                                        3,982           3,960           8,143           8,564
   Depreciation and amortization                                       361             625             703             822
                                                                 ---------       ---------       ---------       ---------
                                                                     7,246           8,517          14,844          16,875
                                                                 ---------       ---------       ---------       ---------

Income (loss) from operations                                         (298)            616          (1,512)            (94)

Other expense:
   Interest expense                                                     (3)            (11)            (27)            (69)
   Other income                                                        333             545             633           1,133
                                                                 ---------       ---------       ---------       ---------

Income (loss) before equity in loss of NetRadio Corporation             32           1,150            (906)            970

Equity in loss of  NetRadio Corporation                                 --          (9,597)             --         (11,538)
                                                                 ---------       ---------       ---------       ---------

Income (loss) before income taxes                                $      32       $  (8,447)      $    (906)      $ (10,568)
                                                                 =========       =========       =========       =========

Income (loss) per common share:
   Basic                                                         $    0.00       $   (0.33)      $   (0.04)      $   (0.42)
                                                                 =========       =========       =========       =========
   Diluted                                                       $    0.00       $   (0.33)      $   (0.04)      $   (0.42)
                                                                 =========       =========       =========       =========
Weighted average common and
   common equivalent shares outstanding
   Basic                                                            23,201          25,654          23,450          25,120
                                                                 =========       =========       =========       =========
   Diluted                                                          23,203          25,654          23,450          25,120
                                                                 =========       =========       =========       =========

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2001             2000
                                                              ------------------------------
OPERATING ACTIVITIES
Net loss                                                      $   (906)          $(10,568)
Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                              703                859
        Amortization of unearned compensation                       --                 20
        Equity in loss of NetRadio Corporation                      --             11,538
        Stock option compensation                                   --                 53
        Write off of notes receivable                               56
        Changes in operating assets and liabilities:
            Accounts receivable                                 (1,861)           (11,141)
            Inventories                                         (3,780)           (12,982)
            Prepaid expenses and other assets                     (268)                14
            Accounts payable and accrued expenses               (1,087)            14,260
                                                              --------           --------
Net cash used in operating activities                           (7,143)            (7,947)

INVESTING ACTIVITIES
Note receivable, related parties                                    --               (219)
Purchase of equipment and leasehold improvements                  (588)            (2,735)
                                                              --------           --------
Net cash used in investing activities                             (588)            (2,954)

FINANCING ACTIVITIES
Proceeds from sale of preferred stock and warrants                  --                 13
Repurchase of Navarre common stock                              (1,651)                --
                                                              --------           --------
Net cash provided by (used in) financing activities             (1,651)                13
                                                              --------           --------

Net decrease in cash                                            (9,382)           (10,888)
Cash at beginning of period                                     19,118             15,739
                                                              --------           --------
Cash at end of period                                         $  9,736           $  4,851
                                                              ========           ========

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2001. The fiscal 2001 information includes results of the Company's formerly wholly owned subsidiary, eSplice, Inc. In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

NOTE B - ADOPTION OF FASB STATEMENT NO. 142

At the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the Statement, amortization of goodwill is prohibited. Instead, it is tested at least annually for impairment. The adoption of this Statement did not have a material effect on the Company.

NOTE C - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
(In thousands)                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                   2001                 2000               2001                2000
                                                 ---------------------------------------------------------------------
NET SALES
Home Entertainment Products                      $  67,676           $  78,376           $ 122,161           $ 133,540
eSplice                                                 --                   2                  --                   4
                                                 ---------           ---------           ---------           ---------
CONSOLIDATED                                     $  67,676           $  78,378           $ 122,161           $ 133,544
                                                 =========           =========           =========           =========

OPERATING INCOME (LOSS)
Home Entertainment Products                           (298)          $     932              (1,512)          $     836
eSplice                                                 --                (316)                 --                (930)
                                                 ---------           ---------           ---------           ---------
CONSOLIDATED INCOME (LOSS)                            (298)          $     616              (1,512)          $     (94)
                                                 =========           =========           =========           =========

Interest Expense                                 $      (3)          $     (11)          $     (27)          $     (69)
Other Income                                           333                 545                 633               1,133
Equity loss from investment in NetRadio                 --              (9,597)                 --             (11,538)
                                                 ---------           ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES                $      32           $  (8,447)          $    (906)          $ (10,568)
                                                 =========           =========           =========           =========

NOTE D - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

 (In thousands, except per share data)                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                     2001              2000               2001              2000
                                                  ----------------------------------------------------------------
Numerator:
     Net income (loss)                            $     32          $ (8,447)          $   (906)          $(10,568)
                                                  --------          --------           --------           --------

Denominator:
     Denominator for basic earnings per
          share--weighted-average shares            23,201            25,654             23,450             25,120
     Dilutive securities:
           Employee Stock Options                        2                --                 --                 --
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                  23,203            25,654             23,450             25,120
                                                  --------          --------           --------           --------

Basic loss per share                              $   0.00          $  (0.33)          $  (0.04)          $  (0.42)
                                                  ========          ========           ========           ========
Dilutive loss per share                           $   0.00          $  (0.33)          $  (0.04)          $  (0.42)
                                                  ========          ========           ========           ========



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

Navarre's operations for fiscal 2002 are classified into one business segment; home entertainment. In fiscal 2001, the Company had two business segments; home entertainment and eSplice, Inc. The home entertainment segment distributes the Company's two principal products, computer software and music. eSplice, Inc. was engaged in the development of a platform to aggregate and distribute digital content including music and software. In the fourth quarter of fiscal 2001, Navarre's management and its Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

 Effective April 1, 2001 the Company realigned its home entertainment divisions as Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). NDS sells all products that are non-proprietary to Navarre such as computer software products, DVDs, and major label music (CDs). This division is focused on providing the highest level of services to its retail customers. The Company hopes to grow sales and increase market share of NDS by relying upon its ability to provide value-added services to its retail customers.

NEM sells pre-recorded music of primarily independent artists and labels to retailers. Unlike NDS's emphasis on the retail customers, growth in NEM is based on the level of services given to our content providers, which include labels, studios, and artists. Products sold through NEM are typically proprietary to Navarre through exclusive distribution, licensing and/or ownership arrangements. The Company hopes to increase NEM's margin growth through the continued ownership or licensing of content from independent artists and labels.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                  2001             2000             2001             2000
                                                 ---------------------------------------------------------
Net sales:
      Distribution Services                       88.0%            78.6%            88.0%            81.2%
      Entertainment Media                         12.0             21.4             12.0             18.8
                                                 -----            -----            -----            -----
  Home entertainment products                    100.0            100.0            100.0            100.0
  eSplice, Inc.                                     --               --               --               --
Total net sales                                  100.0            100.0            100.0            100.0
Cost of sales                                     89.7             88.3             89.1             87.4
                                                 -----            -----            -----            -----
Gross profit                                      10.3             11.7             10.9             12.6

Selling and promotion                              2.6              2.8              2.9              3.1
Distribution and warehousing                       1.7              2.2              2.0              2.5
General and administration                         5.9              5.1              6.7              6.5
Depreciation and amortization                      0.5              0.8              0.5              0.6
                                                 -----            -----            -----            -----
Income (loss) from operations                     (0.4)             0.8             (1.2)            (0.1)
Interest expense                                  (0.0)            (0.0)            (0.0)            (0.1)
Other income                                       0.4              0.7              0.5              0.9
Equity loss from investment in NetRadio             --            (12.2)              --             (8.6)
                                                 -----            -----            -----            -----
Net income (loss)                                  0.0%           (10.7)%           (0.7)%           (7.9)%
                                                 =====            =====            =====            =====


NET SALES

Net sales for the second quarter ended September 30, 2001 decreased 13.7% to $67.7 million from $78.4 million in the same period in fiscal 2001. For the six-month period ended September 30, 2001, net sales decreased 8.5% to $122.2 million from $133.5 million in the same period in fiscal 2001. The decrease in sales for the second quarter and six-month period was due to decreased sales in both Distribution Media and Entertainment Media. Distribution Services net sales for the second quarter ended September 30, 2001 decreased 3.3% to $59.5 million from $61.6 million in the same period in fiscal 2001. For the six-month period ended September 30, 2001, net sales of Distribution Media decreased
0.8% to $107.5 million from $108.4 million in the same period in fiscal 2001. The decrease of Distribution Services net sales for the second quarter and six-month period was primarily due to a downturn in major label music revenue. Entertainment Media net sales for the second quarter ended September 30, 2001 decreased 51.5% to $8.2 million from $16.8 million in the same period in fiscal 2001. For the six-month period ended September 30, 2001, Entertainment Media net sales of decreased 41.7% to $14.7 million from $25.1 million in the same period in fiscal 2001. The decrease of Entertainment Media net sales for the second quarter and six-month period was primarily due to a shift in new releases and delayed holiday orders from retailers.

GROSS PROFIT

Gross profit for the second quarter ended September 30, 2001 decreased 23.9% or $2.2 million to $6.9 million from $9.1 million for the same period in fiscal 2001. For the six-month period ended September 30, 2001, gross profit decreased 20.6% or $3.5 million to $13.3 million from $16.8 million for the same period in fiscal 2001. As a percentage of net sales, gross profit for second quarter ended September 30, 2001 decreased to 10.3% from 11.7% for the same period in fiscal 2001. For the six-month period ended September 30, 2001, as a percentage of net sales, gross profit decreased to 10.9% from 12.6% for the same period in fiscal 2001. The decrease in gross profit for the quarter and six-month period ended September 30, 2001 was due to decreases in both Distribution Services and Entertainment Media. Gross profit from Distribution Services net sales for the second quarter ended September 30, 2001 was $6.0 million or 10.1% as a percentage of net sales compared with $6.4 million or 10.5% as a percentage of net sales in the same period in fiscal 2001. For the six-month period ended September 30, 2001, gross profit from Distribution Services net sales was $11.0 million or 10.2% as a percentage of net sales compared with $12.0 million or 11.0% as a percentage of net sales in the same period in fiscal 2001. The decrease in gross margin from Distribution Services net sales for the quarter and six-month period ended September 30, 2001 was primarily due to the mix of products at a lower gross margin percentage. The Company believes that the signing of certain larger, more prominent vendors may reduce the gross profit to its current level; however the overall profitability of these vendors may be greater due to historically lower return levels with certain legendary product. Gross margin from Entertainment Media net sales for the second quarter ended September 30, 2001 was $0.9 million or 11.7% as a percentage of net sales compared with $2.7 million or 16.0% as a percentage of net sales for the same period in fiscal 2001. For the six-month period ended September 30, 2001, gross margin from Entertainment Media net sales was $2.3 million or 16.0% as a percentage of net sales compared with $4.8 million or 19.2% as a percentage of net sales in the same period in fiscal 2001. The decrease in gross margin from Entertainment Media net sales for the quarter and six-month period ended September 30, 2001 was primarily attributable to the mix of products sold at lower gross margin percentage.

OPERATING EXPENSES

Selling and promotion expense for the second quarter ended September 30, 2001 decreased to $1.7 million from $2.2 million for the same period in fiscal 2001. As a percentage of net sales, selling and promotion expense decreased to 2.6% for the second quarter of fiscal 2002 from 2.8% for the same period in fiscal 2001. For the six-month period ended September 30, 2001, selling and promotion expense decreased to $3.6 million from $4.1 million for the same period in fiscal 2001. As a percentage of net sales, selling and promotion expense decreased to 2.9% for the six-month period of fiscal 2002 from 3.1% for the same period in fiscal 2001. The decrease in selling and promotion expense and decrease as a percentage of net sales for the quarter and six month period were primarily due to the lower costs associated with improved management of our vendors to reduce the need for expedited freight and commissions.

Distribution and warehousing expense for the second quarter ended September 30, 2001 decreased to $1.2 million from $1.7 million for the same period in fiscal 2001. As a percentage of net sales, distribution and warehousing expense decreased to 1.7% for the second quarter of fiscal 2002 from 2.2% for the same period in fiscal 2001. For the six-month period ended September 30, 2001, distribution and warehousing expense decreased to $2.4 million from $3.4 million for the same period in fiscal 2001. As a percentage of net sales, distribution and warehousing expense decreased to 2.0% for the six-month period of fiscal 2002 from 2.5% for the same period in fiscal 2001. This decrease in distribution and warehousing expense and decrease as a percentage of net sales for the quarter and six months were primarily due to the capabilities and ensuing efficiencies derived from the Company's dedicated returns facility.

General and administration expenses for the second quarter ended September 30, 2001 remained the same at $4.0 million compared to $4.0 million for the same period in fiscal 2001. As a percentage of net sales, general and administration expenses increased to 5.9% for the second quarter of fiscal 2002 from 5.1% for the same period in fiscal 2001. For the six-month period ended September 30, 2001, general and administration expenses decreased to $8.1 million from $8.6 million for the same period in fiscal 2001. As a percentage of net sales, general and administration expenses increased to 6.7% for the six-month period of fiscal 2002 from 6.5% for the same period in fiscal 2001. The increase in general and administration expenses as a percentage of net sales for the quarter and six months resulted from support costs associated with eSplice, Inc.

Interest expense for the second quarter ended September 30, 2001 decreased to $3,000 from $11,000 for the same period in fiscal 2001. For the six-month period ended September 30, 2001, interest expense decreased to $27,000 from $69,000 for the same period in fiscal 2001. This decrease for the quarter and six-month period resulted from not having a line of credit in place for the second quarter of fiscal 2002.

OTHER INCOME

Other income, which consists principally of interest income, for the second quarter ended September 30, 2001 decreased to $333,000 from $545,000 for the same period in fiscal 2001. For the six-month period ended September 30, 2001, other income decreased to $633,000 from $1.1 million for the same period in fiscal 2001. The decrease for the quarter and six months resulted from having a lower principal balance on the NetRadio note and lower interest rates.

Due to the accumulated losses from prior years and the current year-to-date loss, the Company has not recorded any tax benefit.

Net income for the second quarter ended September 30, 2001 was $32,000 compared to a loss of $8.4 million for the same period in fiscal 2001. For the six-month period ended September 30, 2001, the net loss was $906,000 compared to a loss of $10.6 million for the same period in fiscal 2001.

Due to the write-off of the NetRadio note in fiscal 2001, for the second quarter and six-month period ended September 30, 2000, the equity in loss of NetRadio Corporation was $9.6 million and $10.6, respectively.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its working capital needs through bank borrowings and sale of equity securities. The level of borrowings has historically fluctuated significantly during the year. At September 30, 2001, the Company had net accounts receivable of $49.7 million, inventory of $26.4 million, accounts payable of $66.7 million and no bank debt.

The Company used cash of $7.1 million for operating activities. Accounts receivable increased by $1.9 million, inventories increased by $3.8 million and accounts payable and accrued expense decreased by $1.1 million. Investing activities used $588,000 of cash for the purchase of furniture, equipment and leasehold improvements. The Company also used $1.7 million for the repurchase of Navarre common stock. As of September 30, 2001, the Company has repurchased 2,941,699 shares for an average price of $1.33. Cash at the end of the period decreased by $9.4 million.

Although the Company believes it has sufficient cash and working capital to meet its short-term liquidity and capital requirements, the Company anticipates it could utilize its credit facility during the next twelve months to meet seasonal working capital needs or to expand the business through new business lines or opportunistic acquisitions. On October 3, 2001, the Company entered into an agreement with General Electric Capital Corporation for a three-year credit facility. On September 30, 2001, the Company had no debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in market risk exposures that affect the quantitative disclosures presented as of March 31, 2001 in the Company's 10-K.


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

On June 20, 2001, Plaintiffs filed a Notice of Appeal with the Eighth Circuit Court of Appeals. The Plaintiffs Brief was served and filed on August 15, 2001. The Company and directors' brief was filed and served on September 15, 2001 and the Plaintiffs Reply Brief was served and filed on September 28, 2001. The Matter has been fully briefed and the parties are waiting for a date for oral argument.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 13, 2001. At the meeting, the following action was taken:

         1.    The following persons were re-elected as directors of the
               Company:

                       NAMES                        VOTES FOR              VOTES WITHHELD
                       -----                        ---------              --------------
               Charles E. Cheney                   19,810,598                1,424,954
               Tom Weyl                            19,974,721                1,260,831
               Dickinson G. Wiltz                  19,859,577                1.375,975

         2. An amendment to the Company's 1992 Stock Option Plan was approved by a vote of 19,026,812 shares in favor, 2,101,615 shares against, 107,125 shares abstaining and no broker non-votes. The amendment required the affirmative vote of a majority of the holders present and voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibit is included herein:

               Exhibit 10.1 Credit Agreement between General Electric Capital Corporation and Navarre Corporation, dated October 3, 2001.

         (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2001

                               NAVARRE CORPORATION







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NAVARRE CORPORATION
                                             (Registrant)




Date:  November 13, 2001                     By /s/ Eric H. Paulson
                                             ----------------------
                                             Eric H. Paulson
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer


Date:  November 13, 2001                     By /s/ Charles E. Cheney
                                             ------------------------
                                             Charles E. Cheney
                                             Vice-Chairman,
                                             Treasurer and Secretary, Executive
                                             Vice President, and Chief Strategic
                                             Officer (Principal Accounting
                                             Officer)