Form 10-Q
period 2001-12-31
NAVARRE CORP /MN/
filed 2002-02-13
CIK 911650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the transition period from             to
                                                 -----------    -------------



                         Commission File Number 0-22982


                               NAVARRE CORPORATION
             (Exact name of registrant as specified in its charter)



         MINNESOTA                                       41-1704319
--------------------------------              --------------------------------
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

Common Stock, No Par Value - 21,616,187 shares as of February 10, 2002

                               NAVARRE CORPORATION

                                      INDEX



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - December 31, 2001 and March 31, 2001

          Consolidated Statements of Operations - Three months and nine months ended December 31, 2001 and 2000

          Consolidated Statements of Cash Flows - Nine months ended
             December 31, 2001 and 2000

          Notes to Consolidated Financial Statements - December 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            DECEMBER 31, 2001        MARCH 31, 2001
                                                            -----------------        --------------
                                                               (UNAUDITED)               (NOTE)
ASSETS
Current assets:
   Cash                                                        $  15,581                $  19,118
   Accounts receivable, less allowance for
      doubtful accounts and sales returns of
      $3,259 and $4,986, respectively                             76,369                   47,874
   Inventories                                                    22,259                   22,629
   Note receivable, related parties                                 --                         56
   Prepaid expenses and other current assets                         121                      209
                                                               ---------                ---------
Total current assets                                           $ 114,330                $  89,886

Property and equipment, net of accumulated
   depreciation of $4,667 and $6,069, respectively                 3,160                    3,546
Other assets                                                         784                      486
                                                               ---------                ---------
Total assets                                                   $ 118,274                $  93,918
                                                               =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                        $    --                  $    --
   Accounts payable                                               91,524                   66,918
   Accrued expenses                                                2,741                    2,659
                                                               ---------                ---------
Total current liabilities                                      $  94,265                $  69,577

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000,
      Issued and outstanding shares - 21,616,187 and
          24,030,379, respectively                                91,403                   94,110
   Retained deficit                                              (67,394)                 (69,769)
                                                               ---------                ---------
Total shareholders' equity                                        24,009                   24,341
                                                               ---------                ---------
Total liabilities and shareholders' equity                     $ 118,274                $  93,918
                                                               =========                =========

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    DECEMBER 31,            DECEMBER 31,
                                                             ----------------------    ----------------------
                                                                2001         2000        2001         2000
                                                             ---------    ---------    ---------    ---------
Net sales                                                    $ 116,040    $ 119,465    $ 238,201    $ 253,009
Cost of sales                                                  104,483      105,461      213,312      222,224
                                                             ---------    ---------    ---------    ---------
Gross profit                                                    11,557       14,004       24,889       30,785

Operating expenses:
   Selling and promotion                                         2,374        2,829        5,958        6,958
   Distribution and warehousing                                  1,514        2,766        3,928        6,126
   General and administration                                    5,408        5,418       13,551       13,982
   Depreciation and amortization                                   515          517        1,218        1,339
                                                             ---------    ---------    ---------    ---------
                                                                 9,811       11,530       24,655       28,405
                                                             ---------    ---------    ---------    ---------
Income from operations                                           1,746        2,474          234        2,380

Other expense:
   Interest expense                                               (104)        (122)        (131)        (191)
   Other income                                                    156          524          789        1,657
                                                             ---------    ---------    ---------    ---------
Income before impact of investment in NetRadio Corporation       1,798        2,876          892        3,846
Impact of investment in NetRadio Corporation                     1,480         --          1,480      (11,538)
                                                             ---------    ---------    ---------    ---------
Income (loss) before income taxes                            $   3,278    $   2,876    $   2,372    $  (7,692)
Premium on redemption of preferred stock                          --           (794)        --           (794)
Net income (loss) attributable to common shareholders        $   3,278    $   2,082    $   2,372    $  (8,486)
                                                             =========    =========    =========    =========
Income (loss) per common share:
   Basic                                                     $    0.15    $    0.08    $    0.10    $   (0.34)
                                                             =========    =========    =========    =========
   Diluted                                                   $    0.15    $    0.08    $    0.10    $   (0.34)
                                                             =========    =========    =========    =========
Weighted average common and
   common equivalent shares outstanding
   Basic                                                        21,686       25,569       22,860       25,270
                                                             =========    =========    =========    =========
   Diluted                                                      21,724       26,227       22,877       25,270
                                                             =========    =========    =========    =========

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                       2001              2000
                                                                    ----------        ---------
OPERATING ACTIVITIES
Net income (loss)                                                    $  2,372         $ (7,692)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                   1,218            1,346
        Amortization of unearned compensation                            --                 30
        Impact of investment in NetRadio Corporation                   (1,480)          11,538
        Stock option compensation                                        --                 53
        Write off of notes receivable                                      56             --
        Changes in operating assets and liabilities:
            Accounts receivable                                       (28,495)         (34,794)
            Inventories                                                   370           (7,813)
            Prepaid expenses and other assets                            (360)              21
            Accounts payable and accrued expenses                      24,691           44,548
                                                                     --------         --------
Net cash provided by (used in) operating activities                    (1,628)           7,237

INVESTING ACTIVITIES
Note receivable, related parties                                         --               (141)
Payments on NetRadio note                                               1,480
Purchase of equipment and leasehold improvements                         (682)          (3,908)
                                                                     --------         --------
Net cash provided by (used in) investing activities                       798           (4,049)

FINANCING ACTIVITIES
Repurchase of Navarre common stock                                     (2,707)            (683)
Repurchase of Class B preferred stock                                    --             (4,000)
Exercise of common stock options and warrants                            --                 13
                                                                     --------         --------
Net cash used in financing activities                                  (2,707)          (4,670)
                                                                     --------         --------
Net decrease in cash                                                   (3,537)          (1,482)
Cash at beginning of period                                            19,118           15,739
                                                                     --------         --------
Cash at end of period                                                $ 15,581         $ 14,257
                                                                     ========         ========

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2001. The fiscal 2001 information includes results of the Company's formerly wholly-owned subsidiary, eSplice, Inc. In the fourth quarter of fiscal 2001, Navarre management and Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

NOTE B - ADOPTION OF FASB STATEMENT NO. 142

At the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the Statement, amortization of goodwill and intangible assets with an indefinite life is prohibited. Instead, the asset is tested at least annually for impairment. The adoption of this statement did not have a material effect on the Company.

NOTE C - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                            DECEMBER 31,             DECEMBER 31,
                                      ----------------------    ----------------------
(In thousands)                           2001         2000         2001         2000
                                      ---------    ---------    ---------    ---------
NET SALES
Home Entertainment Products           $ 116,040    $ 119,461    $ 238,201    $ 253,001
ESplice                                    --              4         --              8
                                      ---------    ---------    ---------    ---------
CONSOLIDATED                          $ 116,040    $ 119,465    $ 238,201    $ 253,009
                                      =========    =========    =========    =========

OPERATING INCOME (LOSS)
Home Entertainment Products           $   1,746    $   3,297    $     234    $   4,132
ESplice                                    --           (823)        --         (1,752)
                                      ---------    ---------    ---------    ---------
CONSOLIDATED INCOME FROM OPERATIONS   $   1,746    $   2,474    $     234    $   2,380
                                      =========    =========    =========    =========

Interest Expense                      $    (104)   $    (122)   $    (131)   $    (191)
Other Income                                156          524          789        1,657
Impact of investment in NetRadio          1,480         --          1,480      (11,538)
                                      ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES     $   3,278    $   2,876    $   2,372    $  (7,692)
                                      =========    =========    =========    =========

NOTE D - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                   -------------------    -------------------
(In thousands, except per share data)                2001       2000        2001       2000
                                                   --------   --------    --------   --------
Numerator:
     Net income (loss)                             $  3,278   $  2,876    $  2,372   $ (7,692)
                                                   --------   --------    --------   --------
     Premium on redemption of preferred stock          --         (794)       --         (794)
                                                   --------   --------    --------   --------
    Net income (loss) applicable to common stock   $  3,278   $  2,082    $  2,372   $ (8,486)
                                                   --------   --------    --------   --------
Denominator:
     Denominator for basic earnings per
          Share - weighted-average shares            21,686     25,569      22,860     25,270
     Weighted average preferred shares                 --          658        --         --
     Dilutive securities:
           Employee Stock Options                        38       --            17       --
     Denominator for diluted earnings
           Per share - adjusted
           weighted-average shares                   21,724     26,227      22,877     25,270
                                                   --------   --------    --------   --------
Basic loss per share                               $   0.15   $   0.08    $   0.10   $  (0.34)
                                                   ========   ========    ========   ========
Dilutive loss per share                            $   0.15   $   0.08    $   0.10   $  (0.34)
                                                   ========   ========    ========   ========

NOTE E -NET RADIO

In connection with the NetRadio initial public offering, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,238,840 of principal indebtedness incurred through December 31, 1998. The Term Note bears interest at prime plus one half-percentage point. Interest payments are due monthly. The principal balance of the Term Note, approximately $9.6 million, was due on November 14, 2001. During the quarter ended September 30, 2000, Navarre determined that the Term Note was impaired and Navarre recorded a valuation reserve for the $9.6 million carrying value of the Note.

On March 26, 2001, Navarre and NetRadio amended the Term Note and the Company agreed to forgive the repayment of $5.5 million in exchange for NetRadio's prepayment of $1.0 million. The principal balance of the Term Note has been adjusted to $3.1 million and is due March 31, 2002. As of March 31, 2001, the Company's carrying value of the Term Note was zero.

During the quarter ended December 31, 2001, in connection with the liquidation of NetRadio, the Company received a $1.5 million payment against the previously fully reserved Term Note. At this time, the Company is unable to determine the final settlement, if any, related to its equity ownership in Net Radio.

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

GENERAL

Navarre Corporation ("Navarre" or the "Company"), a Minnesota corporation formed in 1983, is a major distributor of music, software, interactive CD-ROM products and DVD videos. Navarre sells to major music and software retailers, and wholesalers such as CompUSA, Inc., Best Buy Co., Inc., Sam's Club, Circuit City Stores, Inc. and Costco Wholesale Corporation.

Navarre's operations for fiscal 2002 are classified into one business segment: home entertainment. In fiscal 2001, the Company had two business segments; home entertainment and eSplice, Inc. The home entertainment segment distributes the Company's two principal products, computer software and music. eSplice, Inc. was engaged in the development of a platform to aggregate and distribute digital content including music and software. In the fourth quarter of fiscal 2001, Navarre's management and its Board of Directors determined that the Company would not continue to support the further development of eSplice operations.

Effective April 1, 2001 the Company realigned its home entertainment divisions as Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). NDS sells all products that are non-proprietary to Navarre such as computer software products, DVDs, and major label music. This division is focused on providing the highest level of services to its retail customers. The Company hopes to grow sales and increase market share of NDS by relying upon the Company's ability to provide value-added services to its retail customers.

NEM sells pre-recorded music of primarily independent artists and labels to retailers. Unlike NDS's emphasis on retail customers, growth in NEM is based on the level of services given to the Company's content providers, which include labels, studios, and artists. Products sold through NEM are typically proprietary to Navarre through exclusive distribution, licensing and/or ownership arrangements. The Company hopes to increase NEM's margin growth through the continued ownership or licensing of content from independent artists and labels.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in the Company's "Consolidated Statements of Operations."

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       DECEMBER 31,         DECEMBER 31,
                                    ------------------   -----------------
                                      2001       2000      2001      2000
                                    -------    -------   -------   -------
Net sales:
      Distribution Services           77.9%     86.6%     83.1%     83.7%
      Entertainment Media             22.1      13.4      16.9      16.3
                                     -----     -----     -----     -----
Total net sales                      100.0     100.0     100.0     100.0
Cost of sales                         90.0      88.3      89.6      87.8
                                     -----     -----     -----     -----
Gross profit                          10.0      11.7      10.4      12.2

Selling and promotion                  2.0       2.4       2.5       2.8
Distribution and warehousing           1.3       2.3       1.6       2.4
General and administration             4.6       4.5       5.7       5.5
Depreciation and amortization          0.4       0.4       0.5       0.5
                                     -----     -----     -----     -----
Income from operations                 1.5       2.1       0.1       1.0
Interest expense                      (0.1)     (0.1)     (0.1)     (0.1)
Other income                           0.1       0.4       0.3       0.7
Impact of investment in NetRadio       1.3       --        0.6      (4.6)
                                     -----     -----     -----     -----
Net income (loss)                      2.8%      2.4%      1.0%     (3.0)%
                                     =====     =====     =====     =====

NET SALES

Net sales for the third quarter ended December 31, 2001 decreased 2.9% to $116.0 million from $119.5 million in the same period in fiscal 2001. For the nine-month period ended December 31, 2001, net sales decreased 5.9% to $238.2 million from $253.0 million in the same period in fiscal 2001. The decrease in sales for the third quarter was due to lower sales in Distribution Services. For the nine-month period the decrease was due to lower sales in both Distribution Services and Entertainment Media. Distribution Services net sales for the third quarter ended December 31, 2001 decreased 12.7% to $90.3 million from $103.5 million in the same period in fiscal 2001. For the nine-month period ended December 31, 2001, net sales of Distribution Services decreased 6.6% to $197.9 million from $211.9 million in the same period in fiscal 2001. The decrease of Distribution Services net sales for the third quarter and nine-month period was primarily due to the lack of hit releases provided by the studios compared to prior years. Entertainment Media net sales for the third quarter ended December 31, 2001 increased 60.3% to $25.7 million from $16.0 million in the same period in fiscal 2001. For the nine-month period ended December 31, 2001, Entertainment Media net sales decreased 2.0% to $40.3 million from $41.1 million in the same period in fiscal 2001. The increase of Entertainment Media net sales for the third quarter was primarily due to a strong holiday selling season, highlighted by one label's success in selling over 1.4 million units. The decrease in Entertainment Media net sales for the nine-month period was due to the lack of high-quality content and new releases during the period.

GROSS PROFIT

Gross profit for the third quarter ended December 31, 2001 decreased 17.5% or $2.6 million to $11.6 million from $14.0 million for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, gross profit decreased 19.2% or $5.9 million to $24.9 million from $30.8 million for the same period in fiscal 2001. As a percentage of net sales, gross profit for third quarter ended December 31, 2001 decreased to 10.0% from 11.7% for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, as a percentage of net sales, gross profit decreased to 10.4% from 12.2% for the same period in fiscal 2001. The decrease in gross profit for the quarter and nine-month period ended December 31, 2001 was due to decreases in both Distribution Services and Entertainment Media. Gross profit from Distribution Services net sales for the third quarter ended December 31, 2001 was $8.8 million or 9.7% as a percentage of net sales compared with $10.9 million or 10.6% as a percentage of net sales in the same period in fiscal 2001. For the nine-month period ended December 31, 2001, gross profit from Distribution Services net sales was $19.8 million or 10.0% as a percentage of net sales compared with $22.9 million or 10.8% as a percentage of net sales in the same period in fiscal 2001. The decrease in gross margin from Distribution Services net sales for the quarter and nine-month period ended December 31, 2001 was primarily due to the sales mix of products at a lower gross margin percentage. The Company believes that the signing of certain larger, more prominent vendors may result in reduced gross profit, consistent with current quarter levels; however the overall profitability of these vendors may be greater due to historically lower return levels, resulting in reduced warehousing costs. Gross margin from Entertainment Media net sales for the third quarter ended December 31, 2001 was $2.7 million or 10.8% as a percentage of net sales compared with $3.1 million or 19.2% as a percentage of net sales for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, gross margin from Entertainment Media net sales was $5.1 million or 12.7% as a percentage of net sales compared with $7.9 million or 19.2% as a percentage of net sales in the same period in fiscal 2001. Due to economic uncertainty concerning retailers prior to the holiday season, the Company offered various discounts to a select group of suppliers and customers to alleviate the effects of any potential downturn in the retail business. As a result, the Company experienced strong sales but at a lower margin.

OPERATING EXPENSES

Selling and promotion expense for the third quarter ended December 31, 2001 decreased to $2.4 million from $2.8 million for the same period in fiscal 2001. As a percentage of net sales, selling and promotion expense decreased to 2.0% for the third quarter of fiscal 2002 from 2.4% for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, selling and promotion expense decreased to $6.0 million from $7.0 million for the same period in fiscal 2001. As a percentage of net sales, selling and promotion expense decreased to 2.5% for the nine-month period of fiscal 2002 from 2.8% for the same period in fiscal 2001. The decrease in selling and promotion expense and decrease as a percentage of net sales for the quarter and nine-month period were primarily due to the lower costs associated with improved management and communication with our vendors to reduce the need for expedited freight.

Distribution and warehousing expense for the third quarter ended December 31, 2001 decreased to $1.5 million from $2.8 million for the same period in fiscal 2001. As a percentage of net sales, distribution and warehousing expense decreased to 1.3% for the third quarter of fiscal 2002 from 2.3% for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, distribution and warehousing expense decreased to $3.9 million from $6.1 million for the same period in fiscal 2001. As a percentage of net sales, distribution and warehousing expense decreased to 1.6% for the nine-month period of fiscal 2002 from 2.4% for the same period in fiscal 2001. This decrease in distribution and warehousing expense and decrease as a percentage of net sales for the quarter and nine months were primarily due to the capabilities and ensuing efficiencies derived from the Company's fully automatic dedicated returns facility which has improved the handling of all the products Navarre distributes.

General and administration expenses for the third quarter ended December 31, 2001 remained the same at $5.4 million compared to $5.4 million for the same period in fiscal 2001. As a percentage of net sales, general and administration expenses increased to 4.7% for the third quarter of fiscal 2002 from 4.5% for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, general and administration expenses decreased to $13.6 million from $14.0 million for the same period in fiscal 2001. But as a percentage of net sales, general and administration expenses increased to 5.7% for the nine-month period of fiscal 2002 from 5.5% for the same period in fiscal 2001. The increase in general and administration expenses as a percentage of net sales for the quarter and nine months resulted from lower sales revenue. Additionally the Company provided additional collectibility reserves resulting from a difficult retail environment.

Interest expense for the third quarter ended December 31, 2001 decreased to $104,000 from $122,000 for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, interest expense decreased to $131,000 from $191,000 for the same period in fiscal 2001. This decrease for the quarter and nine-month period primarily resulted from lower interest rates.

OTHER INCOME

Other income, which consists principally of interest income, for the third quarter ended December 31, 2001 decreased to $156,000 from $524,000 for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, other income decreased to $789,000 from $1.7 million for the same period in fiscal 2001. The decrease for the quarter and nine months resulted from having a lower principal balance on the note to NetRadio and lower interest rates.

The Company recorded no tax expense for the period because of the availability of net operating loss carryforwards.

Net income for the third quarter ended December 31, 2001 was $3.3 million compared to $2.9 million for the same period in fiscal 2001. For the nine-month period ended December 31, 2001, net income was $2.4 million compared to a loss of $7.7 million for the same period in fiscal 2001.

As discussed Note E, for the nine-month period ended December 31, 2000, the Company recorded a loss of $11.5 million on its investment in NetRadio Corporation. In the third quarter of fiscal 2002, the Company recovered $1.5 million in connection with the liquidation of NetRadio.

MARKET RISK

Although the Company is subject to some interest rate risk, because the Company currently has no bank debt, the Company believes a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

The Company has, at times, financed its working capital needs through cash generated from operations, bank borrowings and sale of equity securities. The level of borrowings has historically fluctuated significantly during the year. During the three months ended December 31, 2001, the Company's maximum borrowings under the credit facility were $14.5 million. At December 31, 2001, the Company had net accounts receivable of $76.4 million, inventory of $22.3 million, accounts payable of $91.5 million, cash and cash equivalents of $15.5 million and no bank borrowings.

The Company used cash of $1.6 million for operating activities. Accounts receivable increased by $28.5 million, inventories decreased by $370,000 and accounts payable and accrued expense increased by $24.7 million. Investing activities provided $798,000 mostly from a $1.5 million payment from NetRadio offset by the purchase of furniture, equipment and leasehold improvements. The Company also used $2.7 million for the repurchase of Navarre common stock during the nine-month period through December 31, 2001. Since October 2000, the Company has repurchased 4,038,817 shares for an average price of $1.23. Cash at the end of the period decreased by $3.5 million.

Although the Company believes it has sufficient cash and working capital to meet its short-term liquidity and capital requirements, the Company anticipates it will utilize its credit facility during the next twelve months to meet seasonal working capital needs or to expand the business through new business lines or opportunistic acquisitions. On October 3, 2001, the Company entered into an agreement with General Electric Capital Corporation for a three-year $30 million credit facility. On December 31, 2001, the Company had no balance on this facility.


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

On June 20, 2001, Plaintiffs filed a Notice of Appeal with the Eighth Circuit Court of Appeals. The Plaintiffs Brief was served and filed on August 15, 2001. The Company and directors' brief was filed and served on September 14, 2001 and the Plaintiffs' Reply Brief was served and filed on September 28, 2001.

On October 26, 2001, the Plaintiffs advised the court of a recent Eight Circuit Court of Appeals decision captioned "In re Green Tree Financial Corporation Stock Litigation." The Eight Circuit Court of Appeals has not yet set a date for oral argument on this case. The Company and directors intend to vigorously defend against the appeal and preserve the judgment of dismissal of Plaintiffs' claims.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:

          Exhibit 10.1 Employment Agreement, dated November 1, 2001, between the Company and Eric Paulson.

          Exhibit 10.2 Form of Termination Agreement for Executives of the Company.


     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended December 31, 2001

                               NAVARRE CORPORATION



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NAVARRE CORPORATION
                                        (Registrant)




Date:  February 13, 2002                By /s/ Eric H. Paulson
                                        ----------------------------------
                                        Eric H. Paulson
                                        Chairman of the Board,
                                        President and
                                        Chief Executive Officer


Date:  February 13, 2002                By /s/ James Gilbertson
                                        ----------------------------------
                                        James Gilbertson
                                        Chief Accounting Officer