Form 10-K
period 2002-03-31
NAVARRE CORP /MN/
filed 2002-07-01
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                         Commission File Number 0-22982
                               -------------------


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

                                 (763) 535-8333
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                                 NO PAR VALUE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 18, 2002 was $24,930,587 based on the closing sale price on such date of $1.37 per share.

The Registrant had 21,616,187 shares of Common Stock, no par value, outstanding at June 18, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held September 5, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a premier provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including PC software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers and music labels.

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games and independent music labels and artists. Our product line contains a broad assortment of compact discs, cassettes, personal computer software, interactive CD-ROM software and DVD/VHS videos sold to over 500 customers through over 12,000 locations throughout the United States. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers,
(iii) computer specialty stores, (iv) music specialty stores, (v) book stores,
(vi) office superstores, and (vii) electronic superstores.

Effective April 1, 2001, we realigned our operations into Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). Our reporting of prior years' results has been conformed to this presentation. In January 2002, we announced the expansion of our distribution services to the market for console-based video games.

Through NDS, we distribute non-proprietary entertainment products including PC software, major label music and DVD video. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue substantial growth of NDS in several ways: (i) by extending the number of software categories we serve, such as the productivity category, where we recently signed an agreement with Roxio, Inc., a leading manufacturer of digital media software; (ii) by expanding the presence in distribution of home entertainment content formats, such as DVD and interactive games; and (iii) by leveraging our unique mix of capabilities to deepen relationships with existing retailers and publisher clients, such as Best Buy Co., Inc., and Symantec Corporation, a publisher of network security software and appliance solutions.

Through NEM, we distribute proprietary prerecorded music of primarily independent artists and labels on CD and DVD audio, and video in DVD and VHS format to national and retail music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets nationwide. We seek to significantly enhance our competitive position in independent music label distribution in several ways (i) with increased ownership of content, (ii) exclusive licenses and outright acquisition, (iii) possible acquisition of competing independent distribution companies, and (iv) continuing to seek new proprietary distribution opportunities.

During fiscal years 2002, 2001, and 2000, sales for NDS accounted for 85.2%, 85.6% and 79.1% of net sales, while sales of NEM accounted for 14.8%, 14.4%, and 20.9% of net sales, respectively.

Our corporate headquarters are located at 7400 49th Avenue North, in New Hope, Minnesota, 55428 and our web-site address is www.navarre.com.

OUR MARKETS

HOME ENTERTAINMENT PRODUCTS

NAVARRE DISTRIBUTION SERVICE - PC SOFTWARE, VIDEO GAMES, MAJOR LABEL MUSIC
AND DVD

PC Software
According to NPD Intelect (formerly P.C. Data), the PC software industry achieved $5.5 billion in sales in 2001. Categories that experienced an increase over 2000 were business, finance and entertainment. During the past fiscal year, we added several publishers to our distribution roster. Network Associates (McAfee), a provider of network security and available technology products, appointed us as a distributor in August of 2001. In May of 2002, Roxio, Inc., a leading manufacturer of digital media software, also appointed us as a distributor. We intend to continue to add publishers that will increase our market share across all categories of the PC software industry.

Video Games
In January 2002, we announced that we will expand into the distribution of console-based video games. In 2001, worldwide sales in the interactive entertainment industry surpassed $20 billion for the first time. This growth was a result of new console introductions such as Sony's PlayStation 2(TM), which was widely available throughout 2001, Nintendo's Game Boy Advance(TM) and GameCube(TM) which were introduced in June 2001 and November 2001, respectively, and Microsoft's Xbox(TM), which was introduced in November 2001. According to industry researcher UBS Warburg, the industry is estimated to reach $31 billion in worldwide sales by 2005.

Major Label Music
According to the Recording Industry Association of American ("RIAA"), audio and music video product shipped to domestic markets was $13.7 billion in calendar 2001. Industry sources indicate that approximately 84.5% or approximately $11.6 billion of the industry's total revenue is derived from major recording labels controlled by five major companies. Those companies are AOL Time-Warner, Sony Corporation, EMI Music Distribution, BMG Distribution and Vivendi Universal. Generally, these companies control distribution of their products through major music retail chains and other channels. We distribute major label music to wholesale clubs and mass merchant retailers through our NDS division.

Major Studio DVD
A major studio resource reported that DVD software sales in 2001 were $4.6 billion versus $3.3 billion in 2000, and forecasts the DVD market to achieve $7.9 billion in 2002. During fiscal year 2002, we expanded both our selection and customers, including an exclusive agreement with CompUSA to fulfill the distribution of all DVD to its retail locations.

NAVARRE ENTERTAINMENT MEDIA - PROPRIETARY INDEPENDENT MUSIC AND DVD/VHS

In addition to the major labels and their distribution companies, there are a number of independent music and video companies or labels and artists that are distributed by independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis.

The independent segment of the music industry currently represents $2.1 billion or approximately 15.5% of total music product. We are one of a limited number of large independent distribution companies that represent independent labels exclusively on a regional or national basis. These companies provide products and services to the nation's leading music specialty stores, wholesalers and rackjobbers. They provide unique services to their labels and artists including financing, manufacturing, marketing, promotion and access to North American retailers.

We intend to increase our market share of the $2.1 billion independent distribution business by continuing to select higher quality music labels and provide greater service to our customers, in addition to providing content ownership and licensing opportunities. We may also acquire other distribution companies that complement our business.

E-COMMERCE

During fiscal year 2002, we continued to expand the number of electronic commerce ("e-commerce") customers for whom we perform fulfillment and distribution services. These services include sales of personal computer software, prerecorded music and DVD/VHS videos and video games. Our business-to-business Web site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering.

COMPETITION

The home entertainment products segment, comprised of prerecorded music, personal computer software, DVD video and video games distribution industry, is highly competitive. Our competitors include other national and regional distributors, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to (i) obtain exclusive national distribution contracts and licenses with independent labels, studios and manufacturers; (ii) maintain our margins and volume; (iii) expand our sales through a varied range of products and personalized services; (iv) anticipate changes in the marketplace including technological developments and successfully continue our ability to distribute products in light of these developments; (v) continue to provide our varied retail customers with specialized services; and (vi) maintain operating expenses at an appropriate level.

In the personal computer software industry, we face competition from a number of distributors including Ingram Micro, Inc. and Tech Data Corporation as well as from manufacturers and publishers that sell directly to retailers. In the prerecorded music industry, we face competition from the five major label distribution companies, as well as other national independent distributors, such as Koch Entertainment, RED Music Distribution, Alternative Distribution Alliance ("ADA"), Ryko Distribution, and Caroline Distribution, as well as from other entities that sell directly to retailers.

We believe that the distribution of personal computer software, prerecorded music, DVD Video and video games will remain highly competitive and the keys to growth and profitability will be: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to develop proprietary products, and (iv) the ability to attract higher quality artist and software publishers. We also believe that over the next several years, both the personal computer software distribution industry and prerecorded music distribution industry particularly on the independent side will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. We expect that competition between suppliers to Web retailers will continue to intensify. We support numerous Internet retailers, including traditional music retail chains, record labels and independents with Web sites on the Internet.

OUR STRATEGY

Our goal is to distribute products on an international basis in music, software, video games and DVDs. We intend to achieve this goal by (i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists, and labels, as well as, production studios for DVD product; (ii) increasing our exclusive personal computer software and video game product lines through distribution agreements; (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as e-commerce; (iv) continuing to expand the sale of prerecorded music, personal computer software, video games and DVD video products together in the marketplace; (v) continuing to improve our efficiencies and technologies at our state-of-the-art distribution center; (vi) expanding our business through strategic acquisitions in areas or in businesses that complement our existing businesses; and (vii) utilizing the Internet to expand the appeal of our products to a broader customer base internationally.

PROPOSED ACQUISITION OF ASSETS OF ENCORE SOFTWARE

On June 10, 2002, we announced that we had entered into a purchase agreement to acquire certain business assets of Encore Software, Inc., the nation's largest privately owned entertainment and education PC software publisher. Encore also publishes console video game titles.

Encore Software, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code on March 22, 2002 in the United States Bankruptcy Court for the Central District of California and is currently operating as a debtor in possession. We have acted as a distributor of Encore software products since 1995. Under the purchase agreement, we would generally not assume the liabilities of Encore.

The purchase agreement is subject to approval of the United States Bankruptcy Court, and other conditions, including bank approval, and conditions related to the continued operations of Encore Software's business. Bankruptcy court approval is also subject to there being no higher qualifying bids from third parties other than Navarre for the assets of Encore.

Subject to satisfaction of these conditions, the Company currently expects the transaction to close on or before July 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

SIGNIFICANT CUSTOMERS

In each of the past several years, we have had one or more customers that have accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2002, sales to three customers, Best Buy Co., Inc., Sam's Clubs and CompUSA, Inc. each represented more than 10% of net sales. We are a non-exclusive supplier to each of our customers and there can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer. If we are unable to continue to sell our products to all or any of these three customers or are unable to continue to maintain our sales to these customers at their current levels and are unable to find other customers to replace these sales, there would be an adverse impact on our revenues and future profitability.

SIGNIFICANT VENDORS

Relationships with our publishers and labels such as Microsoft, Symantec Corporation, Roxio, Inc., Network Associates, Dreamcatcher Entertainment, American Gramaphone, LLC, Cleopatra Records, Inc., and Riviera Entertainment are important to Navarre. We offer publishers a wide array of services for the broad, efficient distribution of non-proprietary home entertainment products. The level of services given to our content providers, which include labels, studios, and artists improve our sales of prerecorded music of primarily independent artists and labels. We offer independent content creators the resources and exposure to generate high visibility for proprietary audio and DVD titles. If we are unable to continue to sell these products there would be an adverse impact on our revenues and future profitability.

EMPLOYEES

As of June 1, 2002, we had 302 employees, including 90 in finance and administration, 45 in sales and marketing and 167 in distribution.

BACKLOG

Because our products are shipped in response to orders, we do not maintain any significant backlog.

FORWARD LOOKING STATEMENTS

Certain information in this Form 10-K includes forward-looking statements related to our strategic expectations with respect to future performance. While our management is optimistic about our long-term prospects, investors should consider the following issues and uncertainties, among others, in evaluating our future.

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

WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM

Eric H. Paulson, our Chairman of the Board, President and Chief Executive Officer, and Charles E. Cheney, our Vice Chairman, Executive Vice President, Chief Strategic Officer, Treasurer and Secretary, have been with us since our inception in 1983 and since 1985, respectively. Although we have invested a substantial amount of time and effort in developing our total management team, the loss of either Mr. Paulson or Mr. Cheney could have a materially adverse effect upon us.

OUR BUSINESS IS SEASONAL

Much of our business is seasonal in nature. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 60% of our sales and a substantial portion of our profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, we have historically incurred losses during these periods. Because of this seasonality, if we experience a weak holiday season, it could significantly affect our profitability for the entire year.

OUR INDUSTRY TYPICALLY EXPERIENCES LOW INDUSTRY MARGINS

Competition in the prerecorded music and personal computer software distribution industries is often based on price. Distributors, such as us, generally experience low gross and operating margins. Consequently, our profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in our gross profit margins could affect our ability to maintain profitability.

WE MAY DEPEND UPON BANK BORROWINGS TO SUPPORT OUR BUSINESS

In the past, we have relied upon bank borrowings to finance our expansion, primarily for inventory and accounts receivable. Although on March 31, 2002, 2001 and 2000, we had no debt, we have a credit facility in place and if necessary could borrow to finance working capital requirements during the year. We believe that it may be necessary for us to acquire additional bank financing in the future depending upon the growth of our business and the possible financing of acquisitions. If we were unable to obtain additional bank financing, our future growth and profitability would be adversely affected. Under the terms of our credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

WE MAY HAVE ADDITIONAL SIGNIFICANT WORKING CAPITAL NEEDS

As a distributor of prerecorded music and personal computer software products, we purchase products directly from manufacturers for resale to retailers. As a result, we have significant working capital requirements, the majority of which are to finance inventory and accounts receivable. These working capital needs will expand as inventory and accounts receivable increase in response to our growth. Future growth will likely require additional working capital. Although we have obtained financing sufficient to meet our requirements to date, there can be no assurance that we will be able to obtain additional financing upon favorable terms when required in the future.

DEPENDENCE UPON SOFTWARE DEVELOPERS AND MANUFACTURERS

We distribute interactive software pursuant to distribution agreements with software developers and manufacturers. The continued growth and success of our business depends partly upon our ability to procure and renew these agreements and sell the underlying software. There can be no assurance that we will sign such developers and manufacturers to distribution agreements or that we will be able to sell software under existing distribution agreements. Further, there can be no assurance that any current distribution agreement will be renewed or that current agreements will not be terminated.

DEPENDENCE UPON RECORDING ARTISTS

A portion of the sales in our NEM Division are made pursuant to exclusive distribution agreements. Our continued growth and success depends partly upon our ability to procure and renew these agreements and sell the underlying recordings. In addition, we are dependent upon these artists and labels to generate additional quality recordings. In order to procure future distribution agreements, we regularly review artists and labels. There is no assurance that we will sign such artists and labels to distribution agreements or that we will be able to sell recordings under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or that current agreements will not be terminated.

RETURNS AND INVENTORY OBSOLESCENCE POSE RISKS TO US

We maintain a significant investment in product inventory and, like other companies in this industry, experience a relatively high level of product returns as a percentage of revenues. Our agreements with our suppliers generally permit us to return products that are in our suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier, could cause a significant decline in the value and marketability of our products and could make it difficult for us to return products to such a supplier and recover our initial product acquisition costs. Such an event could have a materially adverse effect upon our business and financial results. We maintain a sales return reserve based on our trailing twelve months experience of sales returns by product line. We have historically experienced an actual return rate range of 18% to 21%, depending upon the product, which we believe is in line with the industry practice. Although our past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves are adequate in the future. Although we do take a portion of our product offerings on consignment in order to lessen our exposure to this risk.

TECHNOLOGY DEVELOPMENTS MAY ADVERSELY AFFECT DISTRIBUTION

Prerecorded music and personal computer software have traditionally been marketed and delivered on a physical delivery basis. Traditionally, all our revenues have been generated from sales to retail and wholesale channels. If in the future these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home, through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. As physical and electronic distribution grows exponentially through Internet resellers, competition between suppliers to such resellers will intensify. We have developed a significant number of supplier relationships with major electronic retailers resulting in significant growth in fulfillment of software, music, and video products. We anticipate that this will represent a rapidly increasing share of overall sales. We are also developing relationships to facilitate electronic distribution of software and music content as new industry standards become established.

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

WHOLESALERS AND RETAILERS MAY CHANGE THEIR METHODS OF DISTRIBUTION

The success of our current sales strategy depends upon our wholesale and retail customers' continued purchasing of products through us rather than directly from manufacturers, other distributors, or other means of distribution. These customers and retailers are constantly searching for ways to lower costs in an attempt to maintain competitive prices and meet the pricing demands of consumers. Our business could be adversely affected if our customers decide to purchase directly from manufacturers, other distributors or other distribution channels.

POSSIBLE VOLATILITY OF STOCK PRICE

The stock markets have experienced price and volume fluctuations that have resulted in changes in the market prices of the stock of many companies; these fluctuations may not have been directly related to the operating performance of those companies. In addition, the market price of our common stock has fluctuated significantly since April 1996. We believe that factors such as indications of the market's acceptance of our products and failure to meet market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially.

ITEM 2.  PROPERTIES

On March 12, 1998, we entered into an operating lease agreement of approximately 86,500 square feet of office and warehouse space for our principal facilities in suburban Minneapolis. The lease expires in 2013 and provides for monthly payments of $38,750 over the lease term, with a 2.5% increase every 30 months. In addition, we are responsible for taxes and all operating costs associated with the building.

On April 22, 1999, we entered into an operating lease agreement of approximately 74,000 square feet of office and warehouse space for a second facility in suburban Minneapolis. The lease expires in the year 2003 and provides for a monthly rental of $32,640 over the lease term. In addition, we are responsible for taxes and all operating costs associated with the building.

On March 30, 2000, we entered into an operating lease agreement of approximately 40,000 square feet of warehouse space for a third facility in suburban Minneapolis. The lease expires in the year 2004 and provides for a monthly rental of $13,333 over the lease term. In addition, we are responsible for taxes and all operating costs associated with the building.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or results of operation. In addition, we are subject to the litigation listed below.



SECURITIES LITIGATION

On or about December 6, 1999, Daniel Chen, on behalf of himself and all others similarly situated, filed a class action complaint in the United States District Court for the District of Minnesota, Case No. 99-1955, alleging violations of the Securities Exchange Act of 1934 against us and our directors. Specifically, Plaintiff alleged, among other things, violations of Section 10(b) of the 1934 Securities Exchange Act and Rule 10b-5 of the Securities and Exchange Commission, and violation of Section 20(a) of the 1934 Securities Exchange Act. Plaintiff sought a determination that the action was a proper class action pursuant to Fed. R. Civ. Pro. 23 and sought compensatory damages in an unspecified amount along with costs and expenses incurred, including the reasonable allowance of fees for attorneys, accountants and experts. We and our directors timely answered the Complaint on December 29, 1999, denying liability and damages and asserting certain affirmative defenses.

On January 26, 2000, Judy Poucher filed a complaint virtually identical to the complaint filed by Mr. Chen seeking the same relief as that requested by Mr. Chen. We and our directors timely answered the Poucher complaint, denied liability, and asserted numerous affirmative defenses. We have tendered these matters to our insurance carrier for coverage under the terms of our policy.

On November 27, 2000, we and our directors served a motion and supporting papers to dismiss Plaintiffs' complaint with prejudice for failure to state a claim. Plaintiffs responded to the motion on January 11, 2001, and we served and filed our reply on February 1, 2001. A hearing on the motion to dismiss was held on February 13, 2001, before the Magistrate Judge. On April 23, 2001, the Magistrate Judge issued his Report and Recommendation that the case be dismissed with prejudice and on the merits. Plaintiffs objected to the Report and Recommendation, but, by Order dated May 29, 2001, the District Court overruled the objection and adopted the Report and Recommendation and dismissed Plaintiffs' claims with prejudice and on the merits.

On June 20, 2001, Plaintiffs filed a Notice of Appeal with the Eighth Circuit Court of Appeals. Plaintiffs/Appellants served and filed their brief and appendix on August 15, 2001. We and our directors filed our response brief on September 14, 2001, and Plaintiffs/Appellants filed and served their reply brief on September 28, 2001. In addition, by letter dated October 26, 2001, Plaintiffs/Appellants advised the court of a recent Eighth Circuit Court of Appeals decision captioned In re Green Tree Financial Corporation Stock Litigation.

The Eighth Circuit Court of Appeals held oral argument on March 13, 2002. On July 1, 2002, the Eighth Circuit Court of Appeals affirmed the District Court's dismissal of Plaintiff's claim.


MIKE SPALLA D/B/A JINGLE CATS MUSIC

On or about April 2001, Mike Spalla, d/b/a Jingle Cats Music ("Plaintiff") commenced an action in the United States District Court for the District of Minnesota, Case No. 01-CV-598, alleging, among other things, breach of contract, and seeking an accounting, injunctive relief, and damages in an amount in excess of $75,000 against us in connection with a distribution agreement between it and us.

On April 26, 2002, we answered Plaintiff's Complaint, denied liability, asserted certain affirmative defenses, and asserted its counterclaim against Plaintiff alleging, among other things, breach of contract and failure to pay account stated. We seek damages in an amount of at least $60,000. On September 28, 2001, the court issued its Pretrial Order and the parties have engaged in and completed discovery.

Plaintiff moved to amend the complaint to include additional theories of relief and a claim for punitive damages. We argued against the motion, and the court denied the motion on May 30, 2002.

On May 31, 2002, we served our motion for summary judgment, seeking dismissal of Plaintiff's claims and an award of damages against the Plaintiff on the counterclaim. The summary judgment motion will be fully briefed and filed on or before July 1, 2002, but a hearing date has yet to be set for the same. The case is to be trial ready as of August 1, 2002. We intend to vigorously defend ourselves in connection with the lawsuit.

BOB GRADY MUSIC AND WILSON MEADOWS

Plaintiffs Bob Grady Music and Wilson Meadows commenced this action on January 29, 2001, by service and filing of a complaint against us in the United States District Court for the Northern District of Georgia, Case No. 1 01-CV-0252
(JOF). Plaintiffs allege claims for copyright infringement and unfair competition in violation of Plaintiffs' right of publicity, and seek damages in an amount in excess of $150,000. Plaintiffs' claims arise from our distribution of Wilson Meadows' "Memories" musical album.

On March 13, 2001, we answered Plaintiffs' complaint, denying liability and asserting affirmative defenses. The parties have engaged in and completed discovery. Each side has moved for summary judgment in its favor, and briefing on the summary judgment motions was completed as of April 29, 2002. The court has not set a hearing date or rendered a decision in connection with the motions. No trial date has been set with respect to the matter. We intend to vigorously defend ourselves in connection with this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our Common Stock has been quoted on The Nasdaq Stock Market under the symbol NAVR. The following table presents the range of high and low closing sale prices for our stock for each period indicated as reported on The Nasdaq Stock Market.



                  QUARTER                                    HIGH             LOW
                                                         -------------  --------------
Fiscal 2002
                  First                                    $   1.53        $   1.15
                  Second                                       1.20            0.85
                  Third                                        1.52            1.00
                  Fourth                                       1.25            0.90
Fiscal 2001
                  First                                    $   4.00        $   1.19
                  Second                                       3.50            1.44
                  Third                                        2.09            1.06
                  Fourth                                       2.13            1.06



HOLDERS AND DIVIDENDS

At June 1, 2002, we had approximately 13,700 shareholders, including shareholders holding stock in street name. We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

We adopted our 1992 Stock Option Plan to attract and retain persons to perform services for Navarre by providing an incentive to these persons through equity participation in Navarre and by rewarding such persons who contribute to the achievement of Navarre's economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees and non-employee directors, consultants and independent contractors of Navarre or any subsidiary. A maximum number of 4,224,000 shares of common stock have been authorized and reserved for issuance under the Plan. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders

We are authorized to grant stock options and restricted stock grants under the Plan. Options generally vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant, subject to early termination upon death, disability or termination of employment.

Each director who is not an employee of Navarre on April 1 of each year is granted an option to purchase 6,000 shares of common stock at a price equal to fair market value. These options are designated as non-qualified stock options and are subject to the same terms and provisions as are then in effect with respect to granting of non-qualified stock options to salaried officers and key employees of Navarre. These options vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant.

We are entitled to (a) withhold and deduct from future wages of the participant (or from other amounts that may be due and owing to the participant from the Company), or make other arrangements for the collection of, all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements (i) attributable to the grant or exercise of an option or a restricted stock award or to a disqualifying disposition of stock received upon exercise of an incentive stock option, or
(ii) otherwise incurred with respect to an option or a restricted stock award, or (iii) require the Participant promptly to remit the amount of such withholding to the Company before taking any action with respect to an option or a restricted stock award.

THE FOLLOWING TABLE BELOW PRESENTS OUR EQUITY COMPENSATION PLAN INFORMATION:

                      EQUITY COMPENSATION PLAN INFORMATION

                                 (a)                            (b)                            (c)
Plan Category                    Number of securities to be     Weighted-average exercise      Number of securities
                                 issued upon exercise of        price of outstanding           remaining available for
                                 outstanding options,           options, warrants and rights   future issuance under equity
                                 warrants and rights                                           compensation plans
                                                                                               (excluding securities
                                                                                               reflected in column (a)

Equity compensation plan
approved by security holders             1,985,900                         $3.77                      1,064,054
                                 ============================== ============================== ==============================





ITEM 6.  SELECTED FINANCIAL DATA

     (In thousands, except per share data)

                                                                    YEARS ENDED MARCH 31
                                                  2002         2001         2000         1999        1998
                                               -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                      $ 303,817    $ 314,199    $ 285,165    $ 210,386    $ 196,648

Gross profit                                      32,893       37,421       36,381        8,762       24,993

Income (loss) from operations                        521       (2,364)      (4,554)     (25,572)       1,458

Interest expense                                    (173)        (223)        (476)      (2,543)      (3,108)
Other income (expense)                               884        2,000        1,399          445          (10)
Income taxes (benefit)                                --           --           --           --         (470)
Impact of investment in NetRadio Corporation       1,480      (10,338)      (4,154)          --           --

Net income (loss)                              $   2,712    $ (10,925)   $  (7,785)   $ (27,670)   $    (974)
                                               =============================================================

Income (loss) per basic share                  $     .12    $    (.47)   $    (.33)   $   (4.41)   $    (.14)
Income (loss) per diluted share                $     .12    $    (.47)   $    (.33)   $   (4.41)   $    (.14)
                                               =============================================================
Basic weighted average common
    shares outstanding                            22,553       25,137       23,483       14,179        6,921
Diluted weighted average common
    shares outstanding                            22,575       25,137       23,483       14,179        6,921
                                               =============================================================
BALANCE SHEET DATA:
Total assets                                   $  81,085    $  93,918    $ 109,711    $  79,480    $  83,689
Short-term borrowings                                 --           --           --          422       32,607
Long-term debt                                        --           --           --          114          181
Shareholders' equity                              24,350       24,350       41,423       25,164        4,328


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a premier provider of distribution, fulfillment and marketing services of a broad range of home entertainment and multimedia products, including PC software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including leading national retailers, wholesalers and rackjobbers, as well as major publishers and music labels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to customer programs and incentives, product returns, bad debt, inventories, investments, intangible assets, restructuring reserves, and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making its judgment about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of product is recorded upon shipment. As a general matter, we established an allowance for sale returns at the time the sale is recorded based on our trailing twelve months' experience by product line. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives and estimated returns. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable, including advances and balances with independent labels, based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet our financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on their historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount. These estimates are consistent with our historical experience.

Restructuring

During fiscal year 2002, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations." We have revised our 2001 and 2000 numbers to conform to the 2002 presentation.


                                     YEARS ENDED MARCH 31
                                   2002      2001      2000
                                  -----     -----     -----
Net sales:
  Home Entertainment
    Distribution Services          85.2%     85.6%     78.9%
    Entertainment Media            14.8      14.4      20.8
                                  -----     -----     -----
    Total Home Entertainment      100.0     100.0      99.7
  eSplice                          --        --        --
  NetRadio                         --        --         0.3
                                  -----     -----     -----
Total net sales                   100.0     100.0     100.0
Cost of sales                      89.2      88.1      87.2
                                  -----     -----     -----
Gross profit                       10.8      11.9      12.8
Selling and marketing               2.7       2.9       3.7
Distribution and warehousing        1.7       2.5       2.2
General and administrative          5.6       6.2       7.9
Depreciation and amortization       0.5       1.0       0.6
Restructuring                       0.2      --        --
                                  -----     -----     -----
Total operating expenses           10.7      12.7      14.3
                                  -----     -----     -----
Income (loss) from operations       0.2      (0.8)     (1.6)
Interest expense                   (0.1)     (0.1)     (0.2)
Other income                        0.3       0.6       0.5
                                  -----     -----     -----
Net income (loss)                   0.9      (3.5)     (2.7)
                                  =====     =====     =====

Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, the consumer market for music products and computer software products, the seasonality of our business, new or different competition in our traditional and new markets, changing methods of distribution and our ability to sign and retain artists who will appeal to popular tastes over a period of time. See "Business - Forward Looking Statements" in Item 1 of this Form 10-K.

HOME ENTERTAINMENT PRODUCTS

NET SALES

Net sales of home entertainment products were $303.8 million for fiscal 2002, $314.2 million for fiscal 2001, and $284.4 million for fiscal 2000. The 3.3% decrease in sales for fiscal 2002 was due to lower sales in both Distribution Services and Entertainment Media as discussed below and the 10.5% increase in sales for fiscal 2001 was due to increased sales in both Distribution Services and Entertainment Media as discussed below.

Net sales for Distribution Services were $258.7 million for fiscal 2002, $268.8 million for fiscal 2001, and $225.1 million for fiscal 2000. The 3.8% decrease in net sales for fiscal 2002 was primarily due to lower music and DVD sales, resulting from the lack of hit releases provided by the studios compared to prior years, coupled with lower overall industry sales resulting from the weaker economy. The 19.4% increase in sales for fiscal 2001 was due to the continued growth in the industry and our ability to maintain strong distribution market share in the entertainment and education categories.

Net sales of Entertainment Media were $45.1 million for fiscal 2002, $45.4 million for fiscal 2001, and $59.3 million for fiscal 2000. The slight decrease for fiscal 2002 was due to no increases in new releases and the 23.4% decrease of net sales for fiscal 2001 was primarily due from the lack of new releases compared to ones in fiscal 2000.

GROSS PROFIT

Gross profit of home entertainment products was $32.9 million or 10.8% as a percent of net sales for fiscal 2002, $37.4 million or 11.9% as a percent of net sales for fiscal 2001, and $36.0 million or 12.7% as a percent of net sales for fiscal 2000. The decreases as a percentage of net sales for fiscal 2002 and 2001 were due to margin decreases in both Distribution Services and Entertainment Media as discussed below.

The gross profit from Distribution Services net sales was $26.8 million or 10.4% of Distribution Services net sales for fiscal 2002, $29.0 million or 10.8% of Distribution Services net sales for fiscal 2001, and $25.1 million or 11.2% of Distribution Services net sales for fiscal 2000. The decreases in Distribution Services as a percentage of net sales for fiscal 2002 and fiscal 2001 were primarily due to changes in the mix of products, such as productivity products, that we began distributing which accounted for a larger percent of total sales and have lower gross margin percentage.

The gross profit from Entertainment Media net sales was $6.1 million or 13.5% of Entertainment Media net sales for fiscal 2002, $8.4 million or 18.5% of Entertainment Media net sales for fiscal 2001, and $10.9 million or 18.4% of Entertainment Media net sales for fiscal 2000. The decrease in gross profit and as a percentage of Entertainment Media net sales for fiscal 2002 was due to our election not to offer select discounts to certain customers and vendors due to an unstable economic environment, in addition to the restructuring charges from the relocation of our Hawaiian location to Minneapolis. The decrease in gross profit and as a percentage of Entertainment Media net sales for fiscal 2001 was due to an unfavorable margin sales mix.

OPERATING EXPENSES

Selling and marketing expenses of home entertainment products were $8.1 million or 2.7% as a percent of net sales for fiscal 2002, $8.9 million or 2.8% as a percent of net sales for fiscal 2001, and $8.9 million or 3.1% as a percent of net sales for fiscal 2000. The decreases in selling and marketing expenses and the decreases as a percent of net sales for fiscal 2002 and fiscal 2001 were due to the lower costs associated with improved management and communication with our vendors to reduce the need for expedited freight.

Distribution and warehousing expenses of home entertainment products were $5.2 million or 1.7% as a percent of net sales for fiscal 2002, $8.0 million or 2.5% as a percent of net sales for fiscal 2001, and $6.2 million or 2.2% as a percent of net sales for fiscal 2000. The decrease in distribution and warehousing expenses and decrease as a percent of net sales for fiscal 2002 was primarily due to the capabilities and ensuing efficiencies derived from our fully automatic dedicated returns facility which has improved the handling of all the products we distribute. The increase in distribution and warehousing expenses and increase as a percent of net sales for fiscal 2001 was due to an increase in shipping directly to store locations as opposed to distribution centers as well as a reduction in order sizes.

General and administrative expenses of home entertainment products were $16.9 million or 5.6% as a percent of net sales for fiscal 2002, $17.6 million or 5.6% as a percent of net sales for fiscal 2001, and $15.8 million or 5.6% as a percent of net sales for fiscal 2000. The decrease in general and administration expenses was due to increased efficiencies of IT expense as it relates to warehousing operations and better control of professional fees. General and administrative expenses of home entertainment products for fiscal 2002 included the restructuring costs associated with relocation of the Hawaiian location.

Depreciation and amortization of home entertainment products was $1.5 million in fiscal 2002, $1.3 million in fiscal 2001, and $1.2 million in fiscal 2000. Included in fiscal 2002 was goodwill impairment of $356,000 associated with relocation of the Hawaiian location.

The net operating income for home entertainment products was $521,000 for fiscal 2002, $1.6 million for fiscal 2001, and $4.0 million for fiscal 2000.

Net income for home entertainment products, before the impact of our investment in NetRadio Corporation was $1.2 million for fiscal 2002, $3.6 million for fiscal 2001, and $5.6 million for fiscal 2000.

ESPLICE, INC.

Net sales for eSplice were $37,000 for fiscal 2001. eSplice's total operating expenses were $3,983,000 for fiscal 2001, including $219,000 for selling and promotion expenses, $1,844,000 for general and administration expenses, and $1,921,000 for depreciation and amortization expense, which includes charges of $1.2 million for accelerated depreciation of impaired assets and $978,000 for fiscal 2000, including $915,000 for general and administration expenses. The net operating loss for eSplice was $3,957,000 for fiscal 2001 and a loss of $978,000 for fiscal 2000. In the fourth quarter of fiscal 2001, our management and Board of Directors determined that we would not continue to support the further development of eSplice operations.

IMPACT OF INVESTMENT IN NETRADIO CORPORATION

Because we did not consolidate NetRadio's results for periods after November 5, 1999, NetRadio results for periods after November 5, 1999 are reflected in our financial statements using the equity method. Under the equity method, Navarre reports losses or gains in NetRadio for each period as "Impact of investment in NetRadio Corporation."

The impact of the investment in NetRadio Corporation was a gain of $1.5 million for fiscal 2002, a loss of $10.3 million for fiscal 2001 and for fiscal 2000 for the period after November 5, 1999 was a loss of $4.2 million for fiscal 2000. For fiscal 2000, NetRadio had sales of $737,000, selling and marketing expenses of $1.7 million and general and administration expenses of $5.8 for a net loss of $8.5 million. NetRadio made a final payment of $1.5 million in November 2001 on its indebtedness to us.

OTHER INCOME AND EXPENSE

Interest expense was $173,000 for fiscal 2002, $223,000 for fiscal 2001, and $476,000 for fiscal 2000. The decreases resulted from lower interest rates and from us having substantially no bank debt during fiscal 2002 and 2001.

Other income, which consists principally of interest income, was $884,000 for fiscal 2002, $2.0 million for fiscal 2001, and $1.4 million for fiscal 2000. The decreases for fiscal 2002 and 2001 resulted from having a lower principal balance on the note from NetRadio and lower interest rates.

Due to the accumulated losses from prior years and the current year's loss, we have not recorded any tax benefit.

We had net income of $2.7 million for fiscal 2002 compared a loss of $10.9 million for fiscal 2001 and a loss of $7.8 million for fiscal 2000.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have no bank debt, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, proceeds from the sale of equity securities and cash flows from operations. The level of borrowings has historically fluctuated significantly during the year. At March 31, 2002, we had net accounts receivable of $42.7 million, inventory of $15.3 million, accounts payable of $54.3 million and no bank debt.

For the fiscal year ended March 31, 2002, net sales were $303.8 million, a decrease of $10.4 million from net sales of $314.2 million in fiscal 2001. We had a net income of $2.7 million during the year. We generated net cash of $2.3 million from operations. During the period, accounts receivable decreased by $5.2 million and inventories decreased by $7.3 million. Accounts payable and accrued expenses decreased by $12.8 million. Investing activities provided $218,000 of cash of which $1.5 million was a payment from NetRadio offset by $973,000 for the purchase of furniture, equipment and leasehold improvements. We used net cash of $2.7 million in financing activities during the period primarily for the repurchase of our common stock. On March 31, 2001, we had no debt.

In October 2001, we entered into a new agreement with General Electric Capital Corporation for a three-year $30 million credit facility. Although we borrowed under this credit facility during fiscal 2002, as of March 31, 2002, we had no balance outstanding on this facility. We anticipate that we may borrow additional amounts under this credit facility from time to time during the current fiscal year to meet our seasonable working capital requirements.

 We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our credit facility will be sufficient to satisfy our working capital requirements and finance anticipated expansion plans and strategic initiatives for the next fiscal year.

As noted above under Item 1, "Business --Proposed Acquisition of Assets of Encore Software," on June 10, 2002, we announced that we had entered into a purchase agreement to acquire certain business assets of Encore Software, Inc, subject to a number of conditions, including Bankruptcy Court approval. We currently anticipate that, if successful in purchasing the assets in bankruptcy, the purchase price will be approximately $10 million barring any unforeseen overbids. We expect to finance the purchase with a combination of available cash, working capital and bank borrowings.

CONTRACTUAL OBLIGATIONS

The following table presents information regarding contractual obligations by fiscal year ($in thousands).


                                       2003      2004      2005       2006      2007      THEREAFTER
                                       ----      ----      ----       ----      ----      ----------
               Operating leases       1,205     1,079       556       559        523        3,224
                                     --------- --------- ---------- --------- ---------- -------------
               Total                  1,205     1,079       556       559        523        3,224
                                     ========= ========= ========== ========= ========== =============



ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of Navarre and the Report of Independent Auditors thereon are included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section "Election of Directors" in our Proxy Statement for the Annual Meeting of Shareholders to be held on September 5, 2002 (the "2002 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year ended March 31, 2002, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in the section entitled "Certain Transactions" in our 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements.  Our following financial statements and the Report of Independent Auditors thereon are set forth at the end of this document.
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of March 31, 2002 and 2001 Consolidated Statements of Operations for each of the three years in the period ended March 31, 2002
                  Consolidated Statements of Shareholders' Equity as of March 31, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2002
                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule for each of the three years in the period ended March 31, 2002

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

                  3.2      Bylaws, incorporated herein by reference from Exhibit
                           3.2 to our Registration Statement on Form S-1, No. 333-68392.

                  10.1 *Employment Agreement, dated November 1, 2001, between us and Eric H. Paulson, incorporated herein by reference from Exhibit 10.1 to Form 10-Q, for the period ended December 31, 2001.

                  10.2 *Employment Agreement, January 2, 2002, between us and Charles E. Cheney.

                  10.3     *1992 Stock Option Plan, amended and restated.

                  10.4 *Form of Individual Stock Option Agreement under 1992 Stock Option Plan, incorporated herein by reference from Exhibit 10.4 to our Registration Statement on Form S-1 (No. 333-68392).

                  10.5 *Form of Termination Agreement for our Executives, incorporated herein by reference from Exhibit 10.2 to Form 10-Q, for the period ended December 31, 2001.

                  10.6 Lease dated March 12, 1998 between us and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN, incorporated herein by reference from Exhibit 10.6 to Form 10-K, for year ended March 31, 1999.

                  10.7 Lease dated May 1, 1999 between us and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN, incorporated herein by reference from
                           Exhibit 10.7 to Form 10-K, for year ended March 31, 1999.

                  10.8 Credit Agreement, dated October 3, 2001, between General Electric Capital Corporation and us, incorporated herein by reference from Exhibit 10.1 to Form 10-Q, for the period ended September 30, 2001.

                  10.8.1   Amendment No. 1 to Loan Documents, dated March 4,
                           2002.

                  23.1     Consent of Ernst & Young LLP.

                  * Indicates management contract or compensatory plan or agreement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NAVARRE CORPORATION
                                       (Registrant)


June 28, 2002                          By /s/Eric H. Paulson
                                         -------------------
                                             Eric H. Paulson
                                             Chairman of the Board, President
                                             and Chief Executive Officer

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

Signature                                     Title                                       Date
/s/ Eric H. Paulson                           Chairman of the Board, President            June 28, 2002
--------------------------------------------- and Chief Executive Officer
    Eric H. Paulson


/s/ Charles E. Cheney                         Vice-Chairman, Treasurer and Secretary      June 28, 2002
--------------------------------------------- Executive Vice President and Chief
    Charles E. Cheney                         Strategic Officer


/s/ James Gilbertson                          Chief Financial Officer                     June 28, 2002
---------------------------------------------
    James Gilbertson


/s/ James G. Sippl                            Director                                    June 28, 2002
---------------------------------------------
    James G. Sippl


/s/ Michael L. Snow                           Director                                    June 28, 2002
---------------------------------------------
    Michael L. Snow


/s/ Alfred Teo                                Director                                    June 28, 2002
---------------------------------------------
    Alfred Teo


/s/ Tom Weyl                                  Director                                    June 28, 2002
---------------------------------------------
    Tom Weyl


/s/ Dickinson G. Wiltz                        Director                                    June 28, 2002
---------------------------------------------
    Dickinson G. Wiltz


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP
Minneapolis, Minnesota
April 26, 2002

                               NAVARRE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                        MARCH 31
                                                                                    2002        2001
                                                                                  --------    --------
ASSETS
Current assets:
      Cash                                                                        $ 18,966    $ 19,118
      Accounts receivable, less allowance for doubtful accounts
            and sales returns of $2,411 in 2002 and $4,986 in 2001                  42,666      47,874
      Inventories                                                                   15,316      22,629
      Prepaid expenses and other current assets                                        163         209
                                                                                  --------    --------
Total current assets                                                                77,111      89,830

Property and equipment, net of accumulated depreciation of
      $5,089 in 2002 and $6,069 in 2001                                              3,028       3,546


Other assets:
      Notes receivable, related parties                                                289          56
      Other assets                                                                     657         486
                                                                                  --------    --------

Total assets                                                                      $ 81,085    $ 93,918
                                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Note payable to bank                                                        $     --     $    --
      Accounts payable                                                              54,305      66,918
      Accrued expenses                                                               2,430       2,650
                                                                                  --------    --------
Total current liabilities                                                           56,735      69,568

Shareholders' equity
        Preferred stock, no par value:
        Common stock, no par value:
           Authorized shares - 100,000,000
           issued and outstanding shares - 21,616,187 in 2002 and 24,030,379
           in 2001                                                                  91,404      94,116
      Retained deficit                                                             (67,054)    (69,766)
                                                                                  --------    --------
Total shareholders' equity                                                          24,350      24,350
                                                                                  --------    --------
Total liabilities and shareholders' equity                                        $ 81,085    $ 93,918
                                                                                  ========    ========


    See accompanying notes

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)



                                                                    YEARS ENDED MARCH 31
                                                               2002         2001         2000
                                                            ---------    ---------    ---------
Net sales                                                   $ 303,817    $ 314,199    $ 285,165

Cost of sales                                                 270,924      276,778      248,784
                                                            ---------    ---------    ---------

Gross profit                                                   32,893       37,421       36,381

Operating expenses:
    Selling and marketing                                       8,098        9,132       10,599
    Distribution and warehousing                                5,202        7,990        6,197
    General and administrative                                 16,909       19,451       22,517
    Depreciation and amortization                               1,491        3,212        1,622
    Restructuring                                                 672           --           --
                                                            ---------    ---------    ---------
                                                               32,372       39,785       40,935
                                                            ---------    ---------    ---------

Income(loss) from operations                                      521       (2,364)      (4,554)


Other income (expense):
    Interest expense                                             (173)        (223)        (476)
    Other income                                                  884        2,000        1,399
                                                            ---------    ---------    ---------

Income(loss) before impact of investment in NetRadio Corp       1,232         (587)      (3,631)


Impact of investment in NetRadio Corporation                    1,480      (10,338)      (4,154)
                                                            ---------    ---------    ---------
Net income(loss)
                                                                2,712      (10,925)      (7,785)

Excess of preferred stock buyback                                  --         (793)          --
                                                            ---------    ---------    ---------
Net income(loss) available to common shareholders           $   2,712    $ (11,718)   $  (7,785)
                                                            =========    =========    =========

Basic income(loss) per share                                $     .12    $    (.47)   $    (.33)
                                                            =========    =========    =========
Diluted income(loss) per share                              $     .12    $    (.47)   $    (.33)
                                                            =========    =========    =========

Basic weighted average common shares outstanding               22,553       25,137       23,483
Diluted weighted average common shares outstanding             22,575       25,137       23,483


      See accompanying notes.

                               NAVARRE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)


                                                         PREFERRED                 COMMON                RETAINED
                                                          SHARES     PREFERRED     SHARES     COMMON     EARNINGS     UNEARNED
                                                          ISSUED       STOCK       ISSUED     STOCK      (DEFICIT)  COMPENSATION
                                                         -----------------------------------------------------------------------

Balance at March 31, 1999                                   --    $    --     23,344,046    $91,415    $  (66,119)  $  (132)
   Preferred shares issued in private
        placement, net of fees                          34,000      8,010             --         --            --        --
   Shares issued upon exercise of stock warrants            --         --          5,061         12            --        --
   Shares issued upon exercise of stock options             --         --        185,328        524            --        --
   Reversal of accrual for share dividends                  --         --             --         --            29        --
   Stock option issued to a vendor                          --         --             --        495            --        --
   Spin-off of NetRadio                                     --         --             --       (945)       15,824        --
   Net loss                                                 --         --             --         --        (7,785)       --
   Amortization of unearned compensation                    --         --             --         --            --        95
                                                         ----------------------------------------------------------------------
Balance at March 31, 2000                               34,000    $ 8,010     23,534,435    $91,501    $  (58,051)  $   (37)
   Preferred share conversion                          (20,390)    (4,804)     2,115,057      4,804            --        --
   Stock option compensation                                --         --             --         53            --        --
   Shares issued upon exercise of stock options             --         --          5,512         13            --        --
   Repurchase of preferred shares                      (13,610)    (3,206)            --         --          (790)       --
   Repurchase of common shares                              --         --     (1,624,625)    (2,255)           --        --
   Net loss                                                 --         --             --         --       (10,925)       --
   Amortization of unearned compensation                    --         --             --         --            --        37
                                                         ----------------------------------------------------------------------
Balance at March 31, 2001                                   --    $    --     24,030,379    $94,116    $  (69,766)  $    --
   REPURCHASE OF COMMON SHARES                              --         --     (2,414,192)    (2,712)           --        --
   NET INCOME                                               --         --             --         --         2,712        --
                                                         ----------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                                   --    $    --     21,616,187    $91,404    $  (67,054)  $    --
                                                         ======================================================================


See accompanying notes.

                               NAVARRE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                YEARS ENDED MARCH 31
                                                                          2002         2001         2000
                                                                       --------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $   2,712    $ (10,925)   $  (7,785)
Adjustments to reconcile net income(loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                     1,847        3,212        1,622
      Amortization of unearned compensation                                --           37           95
      Equity in loss of NetRadio Corporation                           (1,480)      10,338        4,154
      Stock option compensation                                            --           47           --
      Vendor stock compensation                                            --           --          495
      Value of NetRadio stock issued to vendor                             --          200           --
      Write-off of notes receivable                                        56          292           --
      Changes in operating assets and liabilities:
          Accounts receivable                                           5,208        8,609       (6,226)
          Inventories                                                   7,313         (208)       6,802
          Prepaid expenses and assets                                    (481)          (9)        (436)
          Refundable income taxes                                          --           --          613
          Accounts payable and accrued expenses                       (12,833)       1,289       10,647
                                                                    -----------------------------------
Net cash provided by operating activities                               2,342       12,882        9,981

INVESTING ACTIVITIES
Notes receivable, related parties                                        (289)          27         (154)
Payments on NetRadio Note                                               1,480        1,000           --
Purchases of equipment and leasehold improvements                        (973)      (4,288)      (2,672)
                                                                    -----------------------------------
Net cash provided by (used in) investing activities                       218       (3,261)      (2,826)

FINANCING ACTIVITIES
Proceeds from note payable, bank                                           --        5,000      104,448
Payments on note payable, bank                                             --       (5,000)    (104,777)
Repurchase of Navarre common stock                                     (2,712)      (2,255)          --
Repurchase of Class B preferred stock                                      --       (4,000)          --
Proceeds from sale of preferred stock and warrants                         --           --        8,010
Proceeds from exercise of common stock warrants                            --           --           12
Proceeds from exercise of common stock options                             --           13          799
                                                                    -----------------------------------
Net cash provided by (used in) financing activities                    (2,712)      (6,242)       8,492
                                                                    -----------------------------------

Net (decrease) increase in cash                                          (152)       3,379       15,647
Cash at beginning of year                                              19,118       15,739           92
                                                                    -----------------------------------
Cash at end of year                                                 $  18,966    $  19,118    $  15,739
                                                                    ===================================

NON CASH ITEMS:
 Conversion of preferred stock to common stock                           --      $   4,804         --



See accompanying notes.
                                                                              22

1.       ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company distributes a broad range of home entertainment and multimedia products including PC software, audio and video titles, and interactive games primarily to retailers and wholesalers in the United States and Canada.

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

ACCOUNTING FOR LONG LIVED ASSETS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 144 (SFAS 144), "Accounting for the Impairment and Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In Fiscal 2001, the Company recorded charges of $1.2 million for accelerated depreciation of impaired assets related to management's and the Board of the Directors' determination that the Company would not continue to support the further development of eSplice operations.

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

RECLASSIFICATION

Certain prior-year amounts have been reclassified to conform to current-year presentation.

CLASSIFICATION OF SHIPPING COSTS

Costs incurred with the shipment of product between the Company and its vendors are classified in cost of goods sold. These costs were $922,000, $1,129,000, and $1,150,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $5,366,000, $6,326,000, and $6,424,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

COMMITMENTS AND CONTINGENCIES

We are exposed to claims and litigation arising out of the ordinary course of business. Management, after consulting with legal counsel, believes the currently identified claims and litigation will not have a material adverse effect on our results of operations or our financial condition taken as a whole.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and is amortized on a straight line basis over 5 to 15 years. Accumulated amortization at March 31, 2002 and 2001 was $1,858,000 and $1,502,000, respectively. See note 3.

INCOME TAXES

Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

EARNINGS PER COMMON SHARE

The Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:


 (In thousands, except for per share data)                                      YEARS ENDED MARCH 31
                                                                        2002          2001           2000
                                                                  ---------------------------------------------
   Numerator
      Net income (loss)                                              $     2,712     $ (10,925)      $ (7,785)
         Less excess of preferred share buyback                               --          (793)            --
         Adjusted net income (loss) applicable to common stock       $     2,712     $ (11,718)      $ (7,785)
                                                                  =============================================
   Denominator for basic earnings (loss) per
        share - weighted average shares                                   22,553        25,137         23,483

   Dilutive securities:  Employee Stock Options                               22            --             --
   Denominator for diluted earnings (loss) per
        share - weighted average shares                                   22,575        25,137         23,483
                                                                  =============================================

   Basic earnings (loss) per share                                   $       .12     $    (.47)     $    (.33)
                                                                  =============================================
   Diluted earnings (loss) per share                                 $       .12     $    (.47)     $    (.33)
                                                                  =============================================


2.       NETRADIO

In connection with the NetRadio initial public offering in October 1999, Navarre and NetRadio entered into a separation agreement in March 1999 under which Navarre agreed to contribute to the capital of NetRadio $5,234,840 of principal indebtedness owed by NetRadio to Navarre as of December 31, 1998. In connection with the execution of the separation agreement, NetRadio and Navarre agreed to enter into a Multiple Advance Note. Under the separation agreement, Navarre and NetRadio agreed that at closing of the initial public offering that a Term Note would replace this Multiple Advance Note. Under the Term Note, NetRadio agreed to repay to Navarre all amounts advanced to NetRadio beginning January 1, 1999, plus accrued interest on $5,234,840 of principal indebtedness incurred through December 31, 1998. The principal balance of the Term Note, approximately $9.6 million, was due on November 14, 2001. During the quarter ended September 30, 2000, Navarre determined that the Term Note was impaired and Navarre recorded a valuation reserve for the $9.6 million carrying value of the Note.

On March 26, 2001, Navarre and NetRadio amended the Term Note and the Company agreed to forgive the repayment of $5.5 million in exchange for NetRadio's prepayment of $1.0 million. The principal balance of the Term Note was adjusted to $3.1 million and was due March 31, 2002.

During the quarter ended December 31, 2001, in connection with the liquidation of NetRadio, the Company received a $1.5 million payment against the previously fully reserved Term Note. At this time, the Company is unable to determine the final settlement, if any, related to its equity ownership in Net Radio. As of March 31, 2002 and 2001, the Company's carrying value of the Term Note was zero.

3.       RESTRUCTURING

In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in the Company recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges include $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through March 31, 2002, the Company has paid or incurred $356,000 of the $831,000 charge. The Company anticipates that substantially all of the restructuring costs will be paid by March 2003.


                                                    INCURRED THOUGH        BALANCE AS OF
                                   TOTAL CHARGE     MARCH 31, 2002        MARCH 31, 2002
                                ------------------------------------------------------------
     Inventory write-downs           $ 159,000           $159,000                    --
     Severance costs                   131,000                 --               131,000
     Impairment charge                 356,000           $356,000                    --
     Other                             185,000                 --               185,000
                                ------------------------------------------------------------
                                     $ 831,000           $515,000              $316,000
                                ------------------------------------------------------------


4.       NOTES RECEIVABLE, RELATED PARTIES

During fiscal year 2002, the Company entered into a five year amended employment contract with its Chief Executive Officer. The agreement includes a loan to the executive for a maximum of $1,000,000, of which $285,225 was outstanding at March 31, 2002 and an additional $714,775 was advanced to the Chief Executive Officer on April 1, 2002. Under the terms of the loan, $200,000 of the $1,000,000 principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2003, 2004, 2005, 2006 and 2007. The outstanding note amount bears an annual interest rate of 5.25%.

5.       BANK FINANCING AND DEBT

Navarre had a revolving line of credit with Congress Financial Corporation through June 2001. On October 3, 2001, the Company entered into a new agreement with General Electric Capital Corporation for a three-year $30 million credit facility. In association with this agreement, we also pay certain facility and agent fees. As of March 31, 2002, the Company had no balance outstanding on this facility. Under this agreement the Company is required to meet certain covenants. The Company is in compliance with these covenants as of March 31, 2002.

Interest under the GE Capital line of credit is at the Index Rate plus .25% (5.0%) at March 31, 2002 and is payable monthly.

Interest paid was $173,000, $223,000, and $476,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

6.       SHAREHOLDERS' EQUITY

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock at any time after June 30, 1998. All of the Class A Convertible Preferred Stock was converted into common stock in fiscal 2000. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Company also issued warrants to the private placement agent to purchase 380,953 shares of common stock at $2.625 per share. During fiscal 1999, 7,913,815 common stock warrants were exercised for $27,348,500. There were 72,408 warrants outstanding at March 31, 2002 and 2001. The Class A Convertible Preferred Stock paid cumulative quarterly dividends of ten percent (10%) payable beginning June 30, 1998. Total cash and stock dividends paid in fiscal year 1999 were $594,000. No cash or stock dividends were paid in fiscal year 2002, 2001, or 2000.

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

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. During the years ending March 31, 2002 and 200, Navarre repurchased 2,414,192 and 1,624,625 shares, respectively, for an average price of $1.23.

7.       STOCK OPTIONS AND GRANTS

The Company has an incentive stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:


                                             PLAN OPTIONS                             WEIGHTED AVERAGE
                                            AVAILABLE FOR          PLAN OPTIONS      EXERCISE PRICE PER
                                                GRANT               OUTSTANDING            SHARE
                                            --------------------------------------------------------------

Balance on March 31, 1999                      115,198               1,075,596          $   2.92
   Additional shares                         1,300,000                      --                --
   Granted                                    (593,000)                593,000              7.56
   Canceled                                     32,100                 (32,100)             4.69
   Exercised                                      --                  (185,328)             2.83
                                            ----------------------------------------------------
Balance on March 31, 2000                      854,298               1,451,168          $   3.02
   Granted                                    (563,000)                563,000              3.12
   Canceled                                     97,881                 (97,881)             3.92
   Terminated                                  147,766                (147,766)             2.25
   Exercised                                      --                    (5,512)             2.32
                                            ----------------------------------------------------
Balance on March 31, 2001                      536,945               1,763,009          $   4.32
   ADDITIONAL SHARES                           750,000                      --                --
   GRANTED                                    (494,000)                494,000              1.10
   CANCELED                                    141,400                (141,400)             3.78
   TERMINATED                                  129,709                (129,709)             3.99
   EXERCISED                                       --                       --                --
                                            ----------------------------------------------------
BALANCE ON MARCH 31, 2002                    1,064,054               1,985,900          $   3.77
                                            ====================================================


The weighted average fair value of options granted in 2002, 2001, and 2000 was $0.91, $2.00, and $2.82 per share, respectively.

The exercise price of options outstanding at March 31, 2002 ranged from $0.93 to $15.375 per share, as summarized in the following table:

                                     SHARES
                                  OUTSTANDING       WEIGHTED AVERAGE        NUMBER OF       WEIGHTED AVERAGE
              RANGE OF            AT MARCH 31,          REMAINING            SHARES             EXERCISE
           EXERCISE PRICE             2002          CONTRACTUAL LIFE       EXERCISABLE       PRICE PER SHARE
       --------------------------------------------------------------------------------------------------------------
       $ 0.93 - $   1.91            534,000            4.97 years            32,000               $  1.18
       $ 2.38 - $   2.94            437,000            1.27 years           297,075               $  2.79
       $ 3.19 - $   4.50            476,400            3.20 years           192,300               $  3.33
       $ 5.22 - $  15.38            538,500            3.46 years           232,600               $  7.75

       --------------------------------------------------------------------------------------------------------------
                                  1,985,900            3.38 years           753,975               $  4.39
                                =====================================================================================


The number of options exercisable at March 31, 2002, 2001, and 2000 was 753,975, 563,309, 358,940, respectively, at a weighted average exercise price of $4.39, $4.32, and $3.02, per share, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5%, 4.6%, and 5.8%, for 2002, 2001, and 2000, respectively; volatility factor of the expected market price of the Company's common stock of 117%, 134%, and 30%; and a weighted-average expected life of the option of five years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

         (In thousands, except for per share data)

                                                                                 MARCH 31
                                                                 2002              2001             2000
                                                            ---------------------------------------------------

   Pro forma net income (loss)                                     $2,183         $(12,595)         $(8,285)
   Pro forma basic and diluted earnings (loss) per share             $.10            $(.50)           $(.36)


These pro forma amounts may not be indicative of future years' amounts since the Statement provides for a phase-in of option values beginning with those granted in fiscal 1996.

The Company has granted restricted common shares to key employees, which are recorded at the market value on the date of the grant. A total of 150,000 common shares were issued under restricted stock grants for the year ended March 31, 1996. The total market value on the date of grant of common shares is treated as unearned compensation charged to expense over the vesting period of five years. Compensation charged to expense was $0, $37,000, and $95,000, respectively, for the years ended March 31, 2002, 2001, and 2000.

In fiscal year 2000 the Company recognized $495,000 in compensation associated with the issuance of stock options to a vendor.

8.       INCOME TAXES

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2002 and 2001 (in thousands):

                                                                                     MARCH 31
                                                                              2002             2001
                                                                         ---------------------------------
             Net operating loss carryforward                               $   12,516       $  12,717
             Collectability reserves                                            2,108           3,106
             Allowance for sales returns                                          520             828
             Book/tax depreciation                                                 86             102
             Reserve for sales discounts                                          189             218
             Accrued vacations                                                    115             105
             Inventory - uniform capitalization                                    89             119
             Compensation expense                                                  --             120
                                                                         ---------------------------------
                                                                           $   15,623          17,315
             Valuation allowance                                              (15,623)        (17,315)
                                                                         ---------------------------------
             Total deferred tax assets                                     $       --       $      --
                                                                         =================================

At March 31, 2002 the Company has net operating loss carryforwards of approximately $31,291,000, which will begin to expire in 2014.

A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

                                                                      YEAR ENDED MARCH 31
                                                             2002              2001            2000
                                                       ---------------------------------------------------
  Tax expense (benefit) at statutory rate                $    922      $    (3,715)    $     (2,662)
  State income taxes (benefit), net of federal benefit        162           (2,354)            (215)
  Valuation allowance                                      (1,117)           5,354            1,422
  Equity loss in NetRadio                                      --              591            1,412
  Other                                                        33              124               43
                                                       ---------------------------------------------------
                                                         $      0      $         0     $          0
                                                       ===================================================
  Effective tax rate
                                                                0%               0%               0%
                                                       ===================================================


Cash paid (received) for income taxes was $0, $0, and $0 for the years ended March 31, 2002, 2001 and 2000, respectively.

9.       COMMITMENTS

LEASES

The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from two to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent.

Total rent expense was $1,736,000, $1,731,000, and $1,613,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2002 (in thousands):

                        2003                  $      1,205
                        2004                         1,079
                        2005                           556
                        2006                           559
                        2007                           523
                        Thereafter                   3,224
                                      =========================
                                              $      7,146
                                      =========================

10.      MAJOR CUSTOMERS

The Company has three major customers who accounted for 45%, 49%, and 52%, of sales in fiscal 2002, 2001, and 2000, respectively.

11.      401K PLAN

The Company has a 401k plan, which covers substantially all full-time employees. The Company contributed $91,596, $90,846, and $54,231 to the plan for the years ended March 31, 2002, 2001, and 2000, respectively.

12.      BUSINESS SEGMENTS

Navarre currently operates in one business segment: home entertainment products. Prior to fiscal year 2002, Navarre reported additional segments related to eSplice, which was discontinued in fiscal year 2001, and NetRadio, which was included prior to its initial public offering in October of 1999.

Through NDS, we distribute non-proprietary entertainment products including PC software, major label music and DVD video. Through NEM, we distribute proprietary prerecorded music of primarily independent artists and labels on CD and DVD audio, and video in DVD and VHS format to national and retail music retailers, rackjobbers, and one-stops throughout the United States and Canada.


In thousands                                                           YEARS ENDED MARCH 31
                                                            2002               2001             2000
                                                            ----               ----             ----
SALES BY OPERATING DIVISIONS:
Home Entertainment
   Navarre Distribution Services                        $     258,685        $   268,815       $  225,146
   Navarre Entertainment Media                                 45,132             45,384           59,282
                                                    --------------------------------------------------------
   Total Home Entertainment                             $     303,817        $   314,199       $  284,428
eSplice                                                            --                 --               --
NetRadio                                                           --                 --              737
                                                    --------------------------------------------------------
TOTAL SALES                                             $     303,817        $   314,199       $  285,165
                                                    ========================================================


13.      QUARTERLY DATA - SEASONALITY (UNAUDITED)

The Company's quarterly operating results have fluctuated significantly in the past and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company's business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 60% of the Company's sales and substantial portions of the Company's profits have been in the third and fourth quarters of the calendar year. Due to the lower level of sales during the off periods, the Company has historically incurred losses during these periods.

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the period ended March 31, 2002. (In thousands, except per share amounts)


                                                                   QUARTER  ENDED
                                            JUNE 30        SEPTEMBER 30      DECEMBER 31        MARCH 31
                                       -----------------------------------------------------------------------
FISCAL YEAR 2002
Net Sales                                    $54,485          $67,676          $116,040           $65,616
Gross profit                                   6,384            6,948            11,557             8,004
Net income (loss)                            $  (938)         $    32          $  3,278           $   340
                                       =======================================================================
Net income (loss) per common share:
Basic and diluted                            $  (.04)         $   .00          $    .15           $   .02
                                       =======================================================================

                                                                   QUARTER ENDED
                                            JUNE 30        SEPTEMBER 30      DECEMBER 31        MARCH 31
                                       -----------------------------------------------------------------------
FISCAL YEAR 2001
Net Sales                                    $55,166          $78,378          $119,465           $61,190
Gross profit                                   7,648            9,133            14,004             6,636
Net income (loss)                            $(2,121)         $(8,447)         $  2,876           $(3,233)
                                       =======================================================================
Net income (loss) per common share:
Basic and diluted                            $  (.09)         $  (.33)         $    .08           $  (.13)
                                       =======================================================================

                                                                              31

                               NAVARRE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                              BALANCE AT        CHARGED TO                        BALANCE AT
                                              BEGINNING         COSTS AND       DEDUCTIONS --       END OF
               DESCRIPTION                    OF PERIOD          EXPENSES         DESCRIBE          PERIOD
================================================================================================================
YEAR ENDED MARCH 31, 2002:
   DEDUCTED FROM ASSET ACCOUNTS:
   INVENTORY OBSOLESCENCE RESERVE         $          0      $         0       $         0        $        0
   ALLOWANCE FOR DOUBTFUL ACCOUNTS           2,917,000        1,035,000        (2,841,000)(1)     1,111,000
   ALLOWANCE FOR SALES RETURNS               2,069,000         (769,000)                          1,300,000
                                          ----------------------------------------------------------------------
   TOTALS                                 $  4,986,000      $   266,000       $(2,841,000)(1)    $2,411,000
                                          ======================================================================

Year ended March 31, 2001:
   Deducted from asset accounts:
   Inventory obsolescence reserve         $          0      $         0       $         0        $        0
   Allowance for doubtful accounts           2,511,000          620,000          (214,000)(1)     2,917,000
   Allowance for sales returns               1,838,000          231,000                --         2,069,000
                                          ----------------------------------------------------------------------
   Totals                                 $  4,349,000      $   851,000       $  (214,000)(1)   $ 4,986,000
                                          ======================================================================

Year ended March 31, 2000:
   Deducted from asset accounts:
   Inventory obsolescence reserve         $    658,000      $         0       $  (658,000)      $         0
   Allowance for doubtful accounts           2,095,000          355,000            61,000(1)      2,511,000
   Allowance for sales returns               1,715,000          123,000                --         1,838,000
                                          ----------------------------------------------------------------------
   Totals                                 $  4,468,000      $   478,000       $  (597,000)      $ 4,349,000
                                          ======================================================================

(1)      Uncollectible accounts written off, net of recoveries.