Form 10-Q
period 2002-06-30
NAVARRE CORP /MN/
filed 2002-08-12
CIK 911650

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

                                       or

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

Common Stock, No Par Value - 21,616,187 shares as of July 31, 2002

                               NAVARRE CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                           June 30, 2002 and March 31, 2002

                  Consolidated Statements of Operations -
                           Three months ended June 30, 2002 and 2001

                  Consolidated Statements of Cash Flows - Three months
                           ended June 30, 2002 and 2001

                  Notes to Consolidated Financial Statements - June 30, 2002

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATION

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               JUNE 30, 2002    MARCH 31, 2002
                                                                                               -------------    --------------
                                                                                                 (UNAUDITED)          (NOTE)

  ASSETS
  Current assets:
     Cash                                                                                       $      9,587      $     18,966
     Accounts receivable, less allowance for doubtful accounts
         and sales returns of $2,572 and $2,411 respectively                                          46,587            42,666
     Inventories                                                                                      26,236            15,316
     Prepaid expenses and other current assets                                                           510               163
                                                                                                ------------      ------------

  Total current assets                                                                                82,920            77,111

  Property and equipment, net of accumulated depreciation of $4,307
     and $5,089, respectively                                                                          3,056             3,028
  Other assets:
     Note receivable, related parties                                                                    953               289
     Other assets                                                                                      1,499               657
                                                                                                ------------      ------------

  Total assets                                                                                  $     88,428      $     81,085
                                                                                                ============      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Note payable to bank                                                                       $         --      $         --
     Accounts payable                                                                                 61,687            54,305
     Accrued expenses                                                                                  2,193             2,430
                                                                                                ------------      ------------
  Total current liabilities                                                                           63,880            56,735

  Shareholders' equity:
     Common stock, no par value:
        Authorized shares - 100,000,000,
        issued and outstanding shares-21,616,187 and
           21,616,187, respectively                                                                   91,404            91,404
     Retained deficit                                                                                (66,856)          (67,054)
                                                                                                ------------      ------------
  Total shareholders' equity                                                                          24,548            24,350
                                                                                                ------------      ------------
  Total liabilities and shareholders' equity                                                    $     88,428      $     81,085
                                                                                                ============      ============

Note: The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                                     2002            2001
                                                  ----------      ----------

Net sales                                         $   69,974      $   54,485

Cost of sales                                         61,926          48,101
                                                  ----------      ----------

Gross profit                                           8,048           6,384

Operating expenses:
   Selling and promotion                               2,130           1,850
   Distribution and warehousing                        1,148           1,245
   General and administration                          4,403           4,161
   Depreciation and amortization                         290             342
                                                  ----------      ----------
                                                       7,971           7,598
                                                  ----------      ----------

Income (loss) from operations                             77          (1,214)

Other expense:
   Interest expense                                      (32)            (24)
   Other income and expense                              153             300
                                                  ----------      ----------

Net  income (loss)                                $      198      $     (938)
                                                  ==========      ==========

Income (loss) per common share:
    Basic                                         $      .01      $     (.04)
                                                  ==========      ==========
    Diluted                                       $      .01      $     (.04)
                                                  ==========      ==========
Weighted average common and
    common equivalent shares outstanding
    Basic                                             21,616          23,702
                                                  ==========      ==========
    Diluted                                           21,764          23,702
                                                  ==========      ==========

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                           2002             2001
                                                                         ----------      ----------

OPERATING ACTIVITIES
Net income (loss)                                                        $      198      $     (938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                           290             352
        Write off of notes receivable                                            64              23
        Changes in operating assets and liabilities:
            Accounts receivable                                              (3,921)          8,129
            Inventories                                                     (10,920)         (1,428)
            Prepaid expenses and assets                                      (1,189)             (1)
            Accounts payable and accrued expenses                             7,145          (9,851)
                                                                         ----------      ----------
Net cash used in operating activities                                        (8,333)         (3,714)

INVESTING ACTIVITIES
Note receivable, related parties                                               (728)             --
Purchase of equipment and leasehold improvements                               (318)           (405)
                                                                         ----------      ----------
Net cash used in investing activities                                        (1,046)           (405)

FINANCING ACTIVITIES
Repurchase of Navarre common stock                                               --            (751)
                                                                         ----------      ----------
Net cash used in financing activities                                            --            (751)

Net decrease in cash                                                         (9,379)         (4,870)
Cash at beginning of period                                                  18,966          19,118
                                                                         ----------      ----------
Cash at end of period                                                    $    9,587      $   14,248

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2002.

NOTE B - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

         (In thousands, except per share data)

                                                           THREE MONTHS ENDED JUNE 30,
                                                             2002              2001
                                                           ----------       ----------

Numerator:
     Net income (loss)                                     $      198       $     (938)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                       21,616           23,702
     Dilutive securities:  Employee Stock Options                 148               --
                                                           ----------       ----------
     Denominator for diluted earnings
           per share--adjusted
           weighted-average shares                             21,764           23,702
                                                           ==========       ==========

Basic income (loss) per share                              $      .01       $     (.04)
                                                           ==========       ==========
Dilutive income (loss) per share                           $      .01       $     (.04)
                                                           ==========       ==========

NOTE C: RESTRUCTURING

In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in the Company recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges include $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through June 30, 2002, the Company has paid or incurred $615,000 of the $831,000 charge. The Company anticipates that substantially all of the restructuring costs will be paid by March 2003.

In thousands                                  INCURRED THOUGH   BALANCE AS OF
                                TOTAL CHARGE   JUNE 30, 2002   JUNE 30, 2002
                                ------------  ---------------  -------------
Inventory write-downs            $  159,000     $  159,000               --
Severance costs                     131,000         61,000           70,000
Impairment charge                   356,000     $  356,000               --
Other                               185,000         39,000          146,000
                                 ----------     ----------       ----------
                                 $  831,000     $  615,000       $  216,000
                                 ----------     ----------       ----------

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

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games and independent music labels and artists. Our product line contains a broad assortment of compact discs, cassettes, personal computer software, interactive CD-ROM software and DVD/VHS videos sold to over 500 customers through over 12,000 locations throughout the United States. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers,
(iii) computer specialty stores, (iv) music specialty stores, (v) book stores,
(vi) office superstores, and (vii) electronic superstores. We operate in one business segment and have two operating units: Navarre Distribution Services
(NDS) and Navarre Entertainment Media (NEM).

Through NDS, we distribute non-proprietary entertainment products including PC software, major label music, DVD video and video games. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue substantial growth of NDS in several ways: (i) by extending the number of software categories we serve, such as the productivity category; (ii) by expanding the presence in distribution of home entertainment content formats, such as DVD and interactive games; and (iii) by leveraging our unique mix of capabilities to deepen relationships with existing retailers and publisher clients.

Through NEM, we distribute proprietary prerecorded music of primarily independent artists and labels on CD and DVD audio, and video in DVD and VHS format, to national and retail music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets nationwide. We seek to significantly enhance our competitive position in independent music label distribution in several ways including (i) increased ownership of content, (ii) exclusive licenses and outright acquisition, (iii) possible acquisition of competing independent distribution companies, and (iv) continuing to seek new proprietary distribution opportunities.

FORWARD LOOKING STATEMENTS

Certain information in this Management's Discussion and Analysis section contains forward-looking statements. The statements in this Management's Discussion and Analysis section that are not strictly historical are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to be covered by the safe harbors created by these sections. The forward looking statements are subject to risks and uncertainties and the actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties, including (i) developments in the retail and consumer markets for prerecorded music products, video products and computer software products; (ii) retail consumer buying patterns; (iii) the ability of consumers to download or acquire products for free on the internet; (iv) new and different competition in the Company's traditional and new markets; (v) the Company's dependence upon seasonality in its business; (vi) the Company's ability to attract and retain large retail customers that account for a significant part of its business; (vii) the Company's ability to successfully act as distributor to on-line retailers; (viii) the Company's ability to manage its inventory; (ix) the Company's dependence upon content providers including recording labels and artists and software developers; (x) the Company's ability to react to changes in the distribution of software and prerecorded music, including electronic distribution; (xi) the Company's dependence upon bank financing to satisfy its seasonal working capital requirements; (xii) the Company's ability to successfully defend itself against litigation and (xiii) the Company's successful integration of Encore Software into the Company's business. A detailed statement of risks and uncertainties related to the Company is included in the Section "Business- Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                      THREE MONTHS ENDED JUNE 30
                                         2002           2001
                                      ----------     ----------

 Net sales:
    Distribution Services                  84.8%          88.1%
    Entertainment Media                    15.2           11.9
                                     ----------     ----------
 Total net sales                          100.0          100.0
 Cost of sales                             88.5           88.3
                                     ----------     ----------
 Gross profit                              11.5           11.7

 Selling and promotion                      3.0            3.4
 Distribution and warehousing               1.6            2.3
 General and administration                 6.3            7.6
 Depreciation and amortization              0.4            0.6
                                     ----------     ----------
 Income (loss) from operations              0.1           (2.2)
 Interest expense                          (0.0)          (0.0)
 Other income and expense                   0.2            0.5

                                     ----------     ----------
 Net income (loss)                          0.3%          (1.7)%
                                     ==========     ==========

NET SALES

Net sales for the first quarter ended June 30, 2002 increased 28.4% to $70.0 million from $54.5 million in the same period in fiscal 2002. The increase in net sales was due to increased sales for both Navarre Distribution Services and Navarre Entertainment Media. Net sales for NDS increased 23.7% to $59.3 million for the first quarter ended June 30, 2002 from $48.0 million for the same period in fiscal 2002. This increase was the result of significant increases in the volume of sales of all non-proprietary categories, including video games, DVD video, entertainment, personal productivity and education software. Net sales for NEM increased 63.7% to $10.6 million for the first quarter ended June 30, 2002 from $6.5 million for the same period in fiscal 2002. This increase was the result of our ability to acquire or license a deeper range of proprietary independent music and video content.

GROSS PROFIT

Gross profit increased 26.1% or $1.6 million to $8.0 million for the first quarter ended June 30, 2002 from $6.4 million for the same period in fiscal 2002. As a percentage of net sales, gross profit for first quarter ended June 30, 2002 decreased to 11.5% from 11.7% for the same period in fiscal 2002. Gross profit from NDS net sales for the first quarter ended June 30, 2002 was $6.4 million or 10.7% as a percentage of net sales compared with $5.0 million or 10.4% as a percentage of net sales in the same period in fiscal 2002. This increase in gross profit and as a percentage of net sales for NDS resulted from our ability to use working capital to obtain early pay discounts from our vendors. Gross profit from NEM net sales for the first quarter ended June 30, 2002 was $1.7 million or 15.9% as a percentage of net sales compared with $1.4 million or 21.5% as a percentage of net sales in the same period in fiscal 2002. The higher gross profit as a percentage of net sales for NEM for the period ended June 30, 2001 was due to a reduction in the returns reserve. We believe that the fiscal 2003 gross profit for NEM to be more reflective of what we can expect in the future.

OPERATING EXPENSES

Selling and promotion expense for the first quarter ended June 30, 2002 increased to $2.1 million from $1.9 million for the same period in fiscal 2002. As a percentage of net sales, selling and promotion expense decreased to 3.0% for the first quarter ended June 30, 2002 from 3.4% for the same period in fiscal 2002. The decrease as a percentage of net sales was due to lower costs associated with improved management of our vendors to reduce the need for expedited freight.

Distribution and warehousing expense for the first quarter ended June 30, 2002 decreased to $1.1 million from $1.2 million for the same period in fiscal 2002. As a percentage of net sales, distribution and warehousing expense decreased to 1.6% for the first quarter ended June 30, 2002 from 2.3% for the same period in fiscal 2002. The decrease in distribution and warehousing expense and decrease as a percentage of net sales were due to the overall improved management of the warehousing expenses.

General and administration expenses for the first quarter ended June 30, 2002 increased to $4.4 million from $4.2 million for the same period in fiscal 2002. As a percentage of net sales, general and administration expenses decreased to 6.3% for the first quarter ended June 30, 2002 from 7.6% for the same period in fiscal 2002. The decrease as a percentage of net sales was due to increased efficiencies of IT expense as it relates to warehousing operations.

Depreciation and amortization was $290,000 for the first quarter ended June 30, 2002 compared to $342,000 for the same period in fiscal 2002.

Interest expense for the first quarter ended June 30, 2002 was $32,000 compared to $24,000 for the same period in fiscal 2002. This increase resulted from having a larger available line of credit for the first quarter ended June 30, 2002 than for the same period in fiscal 2002.

Other income, which consists principally of interest income, was $153,000 for the first quarter ended June 30, 2002 compared to $300,000 for the same period in fiscal 2002. The decrease resulted from not having a principal balance on the NetRadio note and lower interest rates.

Due to the accumulated losses from prior years, we have not recorded any provision for taxes.

We had net income for the first quarter ended June 30, 2002 of $198,000 compared to a loss of $938,000 for the same period in fiscal 2002.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings and sale of equity securities. The level of borrowings has historically fluctuated significantly during the year. At June 30, 2002, we had net accounts receivable of $46.6 million, inventory of $26.2 million, accounts payable of $61.7 million and no borrowings under our bank credit facility.

For the fiscal first quarter ended June 30, 2002, net sales were $70.0 million, an increase of $15.5 million compared to net sales of $54.5 million for the same period in fiscal 2002. We used cash of $8.3 million for operating activities. Accounts receivable increased by $3.9 million, inventories increased by $10.9 million and accounts payable and accrued expense increased by $7.1 million. Due to the seasonal nature of our business and the holiday selling season, inventory and accounts receivable typically increase during the first three quarters of our fiscal year. Investing activities used $1.0 million of cash, $728,000 for an advance to our Chief Executive Officer under an employment agreement that includes a loan of $1.0 million and $318,000 for the purchase of furniture, equipment and leasehold improvements. Cash decreased by $9.4 million during the period.

On July 31, 2002, the Company purchased the primary assets of Encore Software, Inc. ("Encore") pursuant to an Asset Purchase Agreement between the Company and the Seller dated June 7, 2002 (the "Purchase Agreement"). Encore is an interactive publisher in the videogame and PC CD-ROM markets, but was in a Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the Central District of California. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. Pursuant to the Purchase Agreement, the Company paid Encore approximately $7.0 million in cash and $2.75 million in debt. A note for $650,000 of the debt is contingent upon an approval date with one of the video games purchased. To finance the purchase, Navarre borrowed $2.7 million under its bank credit facility.

Although we believe we have sufficient cash and working capital to meet our short-term liquidity and capital requirements, we anticipate we could utilize our credit facility during the next twelve months to meet seasonal working capital needs.

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

SECURITIES LITIGATION

As previously disclosed, this section was brought against Navarre and its directors in the United States District Court for the District of Minnesota. On April 23, 2001, the magistrate judge issued his Report and Recommendation that the case be dismissed with prejudice and on the merits. Plaintiffs objected to the Report and Recommendation, but, by Order dated May 29, 2001, the District Court overruled the objection and adopted the Report and Recommendation and dismissed Plaintiffs' claims with prejudice and on the merits.

MIKE SPALLA D/B/A JINGLE CATS MUSIC

On or about April 2001, Mike Spalla, d/b/a Jingle Cats Music ("Plaintiff") commenced an action against Navarre in the United States District Court for the District of Minnesota, Case No. 01-CV-598, alleging, among other things, breach of contract, and seeking an accounting, injunctive relief, and damages in an amount in excess of $75,000 in connection with a distribution agreement between Plaintiff and Navarre.

On April 26, 2001, we answered Plaintiff's Complaint, denied liability, asserted certain affirmative defenses, and asserted a counterclaim against Plaintiff alleging, among other things, breach of contract and failure to pay account stated. We seek damages in an amount of at least $60,000. On September 28, 2001, the court issued its Pretrial Order and the parties have engaged in and completed discovery.

Plaintiff moved to amend the complaint to include additional theories of relief and a claim for punitive damages. We argued against the motion, and the court denied the motion on May 30, 2002.

On May 31, 2002, we served our motion for summary judgment, seeking dismissal of Plaintiff's claims and an award of damages against the Plaintiff on the counterclaim. The Plaintiff served his response to the motion on June 21, 2002, and we replied on June 30, 2002. The motion was heard on July 25, 2002, and the court took the matter under advisement. The trial setting has been postponed pending the outcome of the motion. We intend to vigorously defend ourselves in connection with the lawsuit.

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

ITEM 5. OTHER INFORMATION

         On July 31, 2002, we purchased the assets of Encore Software, Inc from United States Bankruptcy Court. We will file a Form 8-K within fifteen days of July 31, 2002 with respect to this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibit is included herein:

                  Exhibit 99.1 Certification of Chief Executive Officer and
                        Chief Financial Officer pursuant to 18 USC Section 1350.

         (b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the three months ended June 30, 2002.

                               NAVARRE CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NAVARRE CORPORATION
                                             (Registrant)




Date:  August 9, 2002                        By  /s/ Eric H. Paulson
                                             ----------------------------------
                                             Eric H. Paulson
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer


Date:  August 9, 2002                        By /s/ James Gilbertson
                                             ----------------------------------
                                             James Gilbertson,
                                             Vice President and
                                             Chief Financial Officer