Form 10-Q
period 2002-09-30
NAVARRE CORP /MN/
filed 2002-11-15
CIK 911650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2002

                                       or

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        for the transition period from _______________ to _______________


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

[ ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 21,616,187 shares as of November 12, 2002


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               NAVARRE CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Consolidated Balance Sheets -
          September 30, 2002 and March 31, 2002

        Consolidated Statements of Operations -
          Three months  and six months ended September 30, 2002 and 2001

        Consolidated Statements of Cash Flows - Six months ended
          September 30, 2002 and 2001

        Notes to Consolidated Financial Statements - September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4. CONTROLS AND PROCEDURES.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      SEPTEMBER 30, 2002         MARCH 31, 2002
                                                                      ------------------         --------------
                                                                          (UNAUDITED)                (NOTE)
ASSETS
Current assets:
   Cash                                                             $            9,200         $           18,966
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $5,372 and $2,411 respectively                      59,423                     42,666
   Inventories                                                                  32,639                     15,316
   Prepaid expenses and other current assets                                     3,410                        163
                                                                    ------------------         ------------------
Total current assets                                                           104,672                     77,111

Property and equipment, net of accumulated depreciation of
   $5,500 and $5,089, respectively                                               4,046                      3,028
Other assets:
   Note receivable, related parties                                                902                        289
   Other assets                                                                  3,115                        657
                                                                    ------------------         ------------------

Total assets                                                        $          112,735         $           81,085
                                                                    ==================         ==================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Note payable, current portion                                    $            1,305                         --
   Accounts payable and other payables                                          82,363                     54,305
   Accrued expenses                                                              3,106                      2,430
                                                                    ------------------         ------------------
Total current liabilities                                                       86,774                     56,735

   Note payable, long-term                                                         737                         --
                                                                    ------------------         ------------------
 Total liabilities                                                              87,511                     56,735

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000,
      issued and outstanding shares-21,616,187 and
         21,616,187, respectively                                               91,404                     91,404
   Retained deficit                                                            (66,180)                   (67,054)
                                                                    ------------------         ------------------
Total shareholders' equity                                                      25,224                     24,350
                                                                    ------------------         ------------------
Total liabilities and shareholders' equity                          $          112,735         $           81,085
                                                                    ==================         ==================

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                              -----------------------       -----------------------
                                                2002           2001           2002          2001
                                              --------       --------       --------       --------
Net sales                                     $ 88,864       $ 67,676       $158,838       $122,161

Cost of sales                                   77,432         60,728        139,358        108,829
                                              --------       --------       --------       --------

Gross profit                                    11,432          6,948         19,480         13,332

Operating expenses:
   Selling and promotion                         3,801          1,734          5,931          3,584
   Distribution and warehousing                  1,282          1,169          2,430          2,414
   General and administration                    5,327          3,982          9,730          8,143
   Depreciation and amortization                   385            361            675            703
                                              --------       --------       --------       --------
                                                10,795          7,246         18,766         14,844
                                              --------       --------       --------       --------

Income (loss) from operations                      637           (298)           714         (1,512)

Other expense:
   Interest expense                                (63)            (3)           (95)           (27)
   Other income and expense                        102            333            255            633
                                              --------       --------       --------       --------

Net  income (loss)                            $    676       $     32       $    874       $   (906)
                                              ========       ========       ========       ========

Income (loss) per common share:
    Basic                                     $   0.03       $  (0.00)      $   0.04       $  (0.04)
                                              ========       ========       ========       ========
    Diluted                                   $   0.03       $  (0.00)      $   0.04       $  (0.04)
                                              ========       ========       ========       ========
Weighted average common and
    common equivalent shares outstanding
    Basic                                       21,616         23,201         21,616         23,450
                                              ========       ========       ========       ========
    Diluted                                     21,692         23,203         21,736         23,450
                                              ========       ========       ========       ========


                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                    2002             2001
                                                               ---------------- -------------
OPERATING ACTIVITIES
Net income (loss)                                              $     874          $    (906)

Adjustments to reconcile net income (loss) to net cash
    Used in operating activities:
        Depreciation and amortization                                675                703
        Write off of notes receivable                                129                 56
        Changes in operating assets and liabilities:
            net of amounts acquired
            Accounts receivable                                  (12,783)            (1,861)
            Inventories                                          (16,006)            (3,780)
            Prepaid expenses and assets                           (1,870)              (268)
            Accounts payable and accrued expenses                 27,629             (1,087)
                                                               ---------          ---------
Net cash used in operating activities                             (1,352)            (7,143)

INVESTING ACTIVITIES
Acquisition of Encore, net of cash                                (7,046)                --
Note receivable, related parties                                    (742)                --
Purchase of equipment and leasehold improvements                    (559)              (588)
                                                               ---------          ---------
Net cash used in investing activities                             (8,347)              (588)

FINANCING ACTIVITIES
Repayment of note                                                    (67)                --
Repurchase of Navarre common stock                                    --             (1,651)
                                                               ---------          ---------
Net cash used in financing activities                                (67)            (1,651)

Net decrease in cash                                              (9,766)            (9,382)
Cash at beginning of period                                       18,966             19,118
                                                               ---------          ---------
Cash at end of period                                          $   9,200          $   9,736


                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2002.

NOTE B - ACQUISITIONS

We acquired the primary assets of Encore Software, Inc. ("Encore") from the United States Bankruptcy Court for the Central District of California pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 (collectively, the "Purchase Agreement"). The transaction closed on August 2, 2002. We paid approximately $7.4 million in cash and $2.1 million in debt. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. We acquired Encore, an interactive publisher in the video game and PC CD-ROM markets, to enable us to more actively participate in the high-growth video game industry and enable us to further extend our direct distribution relationships with large retailers generating solid sell-through of Encore titles. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired will be finalized in fiscal 2004. We will adjust the allocation of the purchase price after obtaining more information regarding asset valuations. The preliminary allocations resulted in goodwill of $2.3 million. Under SFAS No.142, goodwill is not amortized.

The preliminary purchase price allocation was as follows:


(in thousands)

Cash                                              $   354
Accounts receivable, net of allowances              3,974
Inventories                                         1,317
Prepaid expenses and other current assets           1,513
Property and equipment                              1,134
Goodwill                                            2,322
Current liabilities                                (1,105)
                                                  -------
                                                  $ 9,509
                                                  =======

Subsequent to our acquisition of the assets of Encore Software, Inc. on August 24, 2002, we entered into a five-year agreement with Michael Bell, to serve as Chief Executive Officer of Encore Software, Inc. On the same date, we also entered into a stock purchase agreement with Mr. Bell under which he acquired 20,000 of the 100,000 outstanding shares of Encore. In connection with the stock purchase, a stock buy and sell agreement was entered into between Mr. Bell and Encore.

NOTE C - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
(In thousands)                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                          ------------------------        -------------------------
                                             2002           2001             2002           2001
                                          ---------       ---------       ---------       ---------
NET SALES
Home Entertainment Products               $  87,506       $  67,676       $ 157,480       $ 122,161
Encore                                        3,757              --           3,757              --
Intercompany Elimination                     (2,399)             --          (2,399)             --
                                          ---------       ---------       ---------       ---------
Consolidated                                 88,864       $  67,676       $ 158,838       $ 122,161
                                          =========       =========       =========       =========

OPERATING INCOME (LOSS)
Home Entertainment Products                     826            (298)            903          (1,512)
Encore                                         (189)             --            (189)             --
                                          ---------       ---------       ---------       ---------
Consolidated Operating Income (Loss)            637            (298)            714          (1,512)
                                          =========       =========       =========       =========

Interest Expense                                (63)             (3)            (95)            (27)
Other Income                                    102             333             255             633

                                          ---------       ---------       ---------       ---------
NET INCOME (LOSS)                         $     676       $      32       $     874       $    (906)
                                          =========       =========       =========       =========



NOTE D - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       ----------------------      ----------------------
                                                         2002          2001          2002          2001
                                                       --------      --------      --------      --------
Numerator:
     Net income (loss)                                 $    676      $     32      $    874      $   (906)
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                 21,616        23,201        21,616        23,450
     Dilutive securities:  Employee Stock Options            76             2           120            --
                                                       --------      --------      --------      --------
     Denominator for diluted earnings per share
           -adjusted weighted-average shares             21,692        23,203        21,736        23,450
                                                       ========      ========      ========      ========

Basic income (loss) per share                          $   0.03      $   0.00      $   0.04      $  (0.04)
                                                       ========      ========      ========      ========
Dilutive income (loss) per share                       $   0.03      $   0.00      $   0.04      $  (0.04)
                                                       ========      ========      ========      ========

NOTE E - RESTRUCTURING

In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in us recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges include $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through September 30, 2002, we have paid or incurred $811,000 of the $831,000 charge. We anticipate that substantially all of the restructuring costs will be paid by March 2003.


In thousands                                                 INCURRED THROUGH             BALANCE AS OF
                                   TOTAL CHARGE             SEPTEMBER 30, 2002          SEPTEMBER 30, 2002
                                   ------------             ------------------          ------------------
Inventory write-downs             $       159,000             $       159,000                          --
Severance costs                           131,000                     121,000                      10,000
Impairment charge                         356,000                     356,000                          --
Other                                     185,000                     175,000                      10,000
                                  ---------------             ---------------             ---------------
                                  $       831,000             $       811,000             $        20,000
                                  ---------------             ---------------             ---------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a premier provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including PC software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers, music labels, and movie studios. With the acquisition of Encore, as described below, we are also a publisher of PC Software and video games.

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games and independent music labels and artists. Our product line contains a broad assortment of compact discs, personal computer software, and DVD/VHS videos sold to over 500 customers through over 12,000 locations throughout the United States. Our broad base of customers includes
(i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores,
(iv) music specialty stores, (v) book stores, (vi) office superstores, and
(vii) electronic superstores. Upon the acquisition of Encore, we operate in two business segments, Home Entertainment Products and Encore. Home Entertainment Products consists of two divisions: Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM), while our Encore subsidiary engages in interactive publishing.

Through NDS, we distribute non-proprietary entertainment products including PC software, major label music, DVD video and video games. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue substantial growth of NDS in several ways, including (i) by increasing our presence in software categories such as personal productivity, finance and business to complement our current strong positioning in the entertainment and education software categories; (ii) by expanding the presence in distribution of home entertainment content formats, such as DVD audio/video and video games; and (iii) by leveraging our unique mix of operational capabilities to deepen relationships with existing retailers and publisher clients.

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

We acquired the primary assets of Encore Software, Inc. ("Encore") from the United States Bankruptcy Court for the Central District of California pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 collectively, the ("Purchase Agreement"). The transaction closed on August 2, 2002. Encore is an interactive publisher in the video game and PC CD-ROM markets. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by a Navarre subsidiary, which has been named Encore Software, Inc. See Note B, Acquisitions.

FORWARD LOOKING STATEMENTS

Certain information in this Management's Discussion and Analysis section contains forward looking statements. The statements in this Management's Discussion and Analysis section that are not strictly historical are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to be covered by the safe harbors created by these sections. The forward looking statements are subject to risks and uncertainties and the actual results that the Company achieves may differ materially from these forward looking statements due to such risks and uncertainties, including (i) developments in the retail and consumer markets for prerecorded music products, video products and computer software products; (ii) retail consumer buying patterns; (iii) the ability of consumers to download or acquire products for free on the internet; (iv) new and different competition in the Company's traditional and new markets; (v) the Company's dependence upon seasonality in its business; (vi) the Company's ability to attract and retain large retail customers that account for a significant part of its business; (vii) the Company's ability to successfully act as distributor to on-line retailers; (viii) the Company's ability to manage its inventory; (ix) the Company's dependence upon content providers including recording labels and artists and software developers; (x) the Company's ability to react to changes in the distribution of software and prerecorded music, including electronic distribution; (xi) the Company's dependence upon bank financing to satisfy its seasonal working capital requirements; (xii) the Company's ability to successfully defend itself against litigation and (xiii) the Company's successful integration of Encore Software into the Company's business. A detailed statement of risks and uncertainties related to the Company is included in the Section "Business- Forward Looking Statements" in the Company's Form 10-K for the year ended March 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."


                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------           ---------------------
                                           2002          2001             2002           2001
                                          --------------------           ---------------------
NET SALES:
   Home Entertainment:
     Distribution Services                 77.9%          88.0%           80.9%          88.0%
     Entertainment Media                   20.6           12.0            18.2           12.0
                                          -----          -----           -----          -----
   Home Entertainment net sales            98.5          100.0            99.1          100.0
   Encore                                   1.5           --                .9             --
                                          -----          -----           -----          -----
Total net sales                           100.0          100.0           100.0          100.0
Cost of sales                              87.1           89.7            87.7           89.1
                                          -----          -----           -----          -----
Gross profit                               12.9           10.3            12.3           10.9

Selling and promotion                       4.3            2.6             3.8            2.9
Distribution and warehousing                1.4            1.7             1.5            2.0
General and administration                  6.0            5.9             6.1            6.7
Depreciation and amortization               0.4            0.5             0.4            0.5
                                          -----          -----           -----          -----
Income (loss) from operations               0.8           (0.4)            0.5           (1.2)
Interest expense                            0.0           (0.0)            0.0           (0.0)
Other income and expense                    0.0            0.4             0.1            0.5
                                          -----          -----           -----          -----
                                                                                           --
NET INCOME (LOSS)                           0.8%           0.0%            0.6%         (0.7)%
                                          =====          =====           =====          =====


HOME ENTERTAINMENT

NET SALES

Net sales for the second quarter ended September 30, 2002, increased 29.2% to $87.5 million from $67.7 million in the same period in fiscal 2002. For the six-month period ended September 30, 2002, net sales increased 28.9% to $157.5 million from $122.2 million in the same period in fiscal 2002. Net sales for the second quarter and six-month period increased in both Navarre Distribution Services and Navarre Entertainment Media. Net sales for NDS for the second quarter ended September 30, 2002, increased 16.3% to $69.2 million from $59.5 million for the same period in fiscal 2002. For the six-month period ended September 30, 2002, NDS net sales increased 19.6 % to $128.6 million from $107.5 million for the same period in fiscal 2002. The increase in net sales for NDS for the second quarter and six-month period was the result of market share increases of distributed software in a variety of software categories including entertainment and personal productivity, and significant increases in the volume of sales of all non-proprietary categories, including video games and DVD video. Net sales for NEM for the second quarter ended September 30, 2002, increased 123.2% to $18.3 million from $8.2 million for the same period in fiscal 2002. For the six-month period ended September 30, 2002, NEM net sales increased 96.6% to $28.9 million from $14.7 million for the same period in fiscal 2002. The increase in net sales for NEM for the second quarter and six-month period was the result of our ability to acquire or license a deeper range of proprietary independent music and video content.

GROSS PROFIT

Gross profit for the second quarter ended September 30, 2002, increased 40.6% or $2.8 million to $9.7 million from $6.9 million for the same period in fiscal 2002. For the six-month period ended September 30, 2002, gross profit increased 33.1% or $4.4 million to $17.7 million from $13.3 million for the same period in fiscal 2002. As a percentage of net sales, gross profit for the second quarter ended September 30, 2002 increased to 11.1% from 10.2% for the same period in fiscal 2002 and for the six-month period ended September 30, 2002, gross profit as a percentage of net sales increased to 11.2% from 10.9% for the same period in fiscal 2002. Gross profit from NDS net sales for the second quarter ended September 30, 2002 was $7.0 million or 10.1% as a percentage of net sales compared with $6.0 million or 10.1% as a percentage of net sales in the same period in fiscal 2002. For the six-month period ended September 30, 2002, NDS gross profit increased to $13.4 million or 10.4% as a percentage of net sales from $11.0 million or 10.2% as a percentage of net sales for the same period in fiscal 2002. The increase in gross profit and as a percentage of net sales for NDS resulted from a greater sales mix of higher margin product. The gross margin may continue to fluctuate slightly depending upon the make-up of product sales each quarter. Gross profit from NEM net sales for the second quarter ended September 30, 2002 was $2.7 million or 14.8% as a percentage of net sales compared with $0.9 million or 11.7% as a percentage of net sales in the same period in fiscal 2002. For the six-month period ended September 30, 2002, NEM gross profit increased to $4.3 million or 14.9% as a percentage of net sales from $2.3 million or 16.0% as a percentage of net sales for the same period in fiscal 2002. The decrease in gross profit as a percentage of net sales for NEM for the six-month period ended September 30, 2001 was due to a reduction in the reserve for returns caused by the timing of shipments for certain products that occurred in first quarter of fiscal 2003.

OPERATING EXPENSES

Selling and promotion expense for the second quarter ended September 30, 2002 increased to $2.5 million from $1.7 million for the same period in fiscal 2002. For the six-month period ended September 30, 2002, selling and promotion expense increased to $4.7 million from $3.6 million for the same period in fiscal 2002. As a percentage of net sales, selling and promotion expense for the second quarter ended September 30, 2002 increased to 2.9% from 2.6% for the same period in fiscal 2002. For the six-month period ended September 30, 2002, as a percentage of net sales, selling and promotion expense increased to 3.0% from 2.9% for the same period in fiscal 2002. The increase in selling and promotion expense is due to a higher level of sales while the increase as a percentage of net sales for the second quarter and six-month period ended September 30, 2002 was due to a slight increase in marketing costs for this period compared to the same period in fiscal 2002.

Distribution and warehousing expense for the second quarter ended September 30, 2002 increased to $1.3 million from $1.2 million for the same period in fiscal 2002. For the six-month periods ended September 30, 2002 and 2001, distribution and warehousing expense remained the same at $2.4 million. As a percentage of net sales, distribution and warehousing expense for the second quarter ended September 30, 2002 decreased to 1.5% from 1.7% for the same period in fiscal 2002. For the six-month period ended September 30, 2002, as a percentage of net sales, distribution and warehousing expense decreased to 1.5% from 2.0% for the same period in fiscal 2002. The decrease in distribution and warehousing expense as a percentage of net sales for the second quarter and six-month period ended September 30, 2002 were due to the overall improved management of the warehousing expenses reflecting in part efficiencies associated with a higher level of sales.

General and administration expenses for the second quarter ended September 30, 2002 increased to $4.7 million from $4.0 million for the same period in fiscal 2002. For the six-month period ended September 30, 2002, general and administration expenses increased to $9.1 million from $8.1 million for the same period in fiscal 2002. As a percentage of net sales, general and administration expenses for the second quarter ended September 30, 2002 decreased to 5.4% from 5.9% for the same period in fiscal 2002. For the six-month period ended September 30, 2002, as a percentage of net sales, general and administration expenses decreased to 5.8% from 6.7% for the same period in fiscal 2002. The decrease in general and administration expenses as a percentage of net sales for the second quarter and six-month period ended September 30, 2002 was due to increased overall efficiencies coupled with higher levels of sales.

Depreciation and amortization was $312,000 for the second quarter ended September 30, 2002 compared to $361,000 for the same period in fiscal 2002. For the six-month period ended September 30, 2002, depreciation and amortization was $602,000 compared to $703,000 for the same period in fiscal 2002.

Operating income for Home Entertainment was $826,000 for the second quarter ended September 30, 2002 compared to an operating loss of $298,000 for the same period in fiscal 2002. For the six-month period ended September 30, 2002, operating income was $903,000 compared to an operating loss of $1.5 million for the same period in fiscal 2002.

ENCORE SOFTWARE, INC.

Encore had net sales of $3.8 million for the second quarter ended September 30, 2002. The second quarter represented two months of sales, since our acquisition of Encore on August 2, 2002. Encore had gross profit of $1.8 million, selling and promotion expense of $1.3 million, general and administration expense of $592,000 and depreciation expense of $73,000 for an operating loss for the period ended September 30, 2002 of $189,000.

Interest expense for the second quarter ended September 30, 2002 was $63,000 compared to $3,000 for the same period in fiscal 2002. For the six-month period ended September 30, 2002, interest expense was $95,000 compared to $27,000 for the same period in fiscal 2002. The increase for the second quarter and six-month period ended September 30, 2002 resulted from our use of our line of credit for the Encore acquisition.

Other income, which consists principally of interest income, was $102,000 for the second quarter ended September 30, 2002 compared to $333,000 for the same period in fiscal 2002. For the six-month period ended September 30, 2002, interest income was $255,000 compared to $633,000 for the same period in fiscal 2002. The decrease for the six-month period ended September 30, 2002 resulted from not having a principal balance on the NetRadio note and from lower interest rates.

Due to the accumulated losses from prior years, we have not recorded any provision for taxes.

We had net income for the second quarter ended September 30, 2002 of $676,000 compared to $32,000 for the same period in fiscal 2002. For the six-month period ended September 30, 2002, we had net income of $874,000 compared to a loss of $906,000 for the same period in fiscal 2002.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings and sale of equity securities. The level of borrowings has historically fluctuated significantly during the year. At September 30, 2002, we had net accounts receivable of $59.4 million, inventory of $32.6 million, accounts payable of $82.4 million and no borrowings under our bank credit facility. In connection with our acquisition of Encore, we incurred debt of $2.1 million.

We used cash of $1.4 million for operating activities. Net of amounts acquired, accounts receivable increased by $12.8 million, inventories increased by $16.0 million and accounts payable and accrued expense increased by $27.6 million. Due to the seasonal nature of our business and the holiday selling season, inventory and accounts receivable typically increase during the first three quarters of our fiscal year. Investing activities used $8.3 million of cash primarily related to the acquisition of Encore and for the purchase of furniture, equipment and leasehold improvements. Cash decreased by $9.8 million during the period.

We acquired the primary assets of Encore Software, Inc. ("Encore") from the United States Bankruptcy Court for the Central District of California pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002. The transaction closed on August 2, 2002. The assets purchased included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. Pursuant to the Purchase Agreement, we paid approximately $7.4 million in cash and agreed to pay or assumed $2.1 million in debt, which includes Encore's debt to Comerica Bank in the amount of approximately $1.6 million and secured by the assets of Encore. The $2.1 million in debt does not include a note for $650,000 that was contingent upon Sony's approval for Encore to manufacture the PS2 version of Dragon's Lair by no later than October 17, 2002. Approval was not received by that date and therefore Navarre has no further obligation on that $650,000 note.

As described above, on July 31, 2002, we purchased the primary assets of Encore Software, Inc. On August 14, 2002, we filed a Form 8-K describing the transaction. Pursuant to Item 7 of Form 8-K, we elected to file financial statements for the acquired business and pro forma financial information within 60 days on a amended Form 8-K pursuant to Items 7(a)(4), (b)(1) and (2) of Form 8-K. We have been advised that Encore's external auditor KPMG, has been unable to complete its audit of the fiscal years ended December 31, 2001, 2000 and 1999. Consequently, we have been unable to submit an amended Form 8-K. We intend to file an amended Form 8-K as soon as the information is available.

As described in Note B, Encore's results of operations for the two months ended September 30, 2002, have been included in our consolidated results of operations in accordance with SFAS 141. We also have included the acquired net assets of Encore based on their estimated fair values. As of the acquisition date, the purchase price was allocated on a preliminary basis using information currently available.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

 The Company's Chief Executive Officer, Eric H. Paulson, and Chief Financial Officer, James Gilbertson, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.



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

MIKE SPALLA D/B/A JINGLE CATS MUSIC

In April 2001, Mike Spalla, d/b/a Jingle Cats Music ("Plaintiff") commenced an action against Navarre in United States District Court for the District of Minnesota, Case No. 01-CV-598, alleging, among other things, breach of contract, and seeking an accounting, injunctive relief, and damages in an amount in excess of $75,000 in connection with the distribution agreement between Plaintiff and Navarre. Navarre answered Plaintiff's Complaint, denied liability, and asserted affirmative defenses and counterclaims against Plaintiff.

On August 21, 2002, the U.S. District Court handed down its decision granting in part and denying in part Navarre's motion for summary judgment, resulting in a dismissal of some of Plaintiff's claims. Plaintiff and Navarre reached a settlement of the lawsuit prior to trial, and the matter will be dismissed with prejudice as a part of that settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Shareholders was held on September 5, 2002. At the meeting, the following action was taken:

The following persons were re-elected as directors of the Company for three-year terms ending at the Annual meeting of Shareholders held in 2005:

      NAMES                   VOTES FOR                    VOTES WITHHOLD
      -----                  ----------                    --------------
Eric H. Paulson              19,857,197                        412,745
James G. Sippl               20,067,407                        202,535

ITEM 5. OTHER INFORMATION

Subsequent to our acquisition of the assets of Encore Software, Inc, on August 24, 2002, we entered into a five-year agreement with Michael Bell, to serve as Chief Executive Officer of Encore Software, Inc. On the same date, we also entered into a stock purchase agreement with Mr. Bell under which he acquired 20,000 of the 100,000 outstanding shares of Encore. In connection with the stock purchase, a stock buy and sell agreement was entered into between Mr. Bell and Encore. The agreement restricts Mr. Bell's ability to transfer the shares for ten years without the written consent from Encore and Navarre Corporation. After the ten-year period, Encore maintains the right of first refusal on any sale of Mr. Bell's shares. Mr. Bell has a right under which he can cause Encore to repurchase up to 10,000 shares of his Encore stock at a price determined by a formula based on nets sales and EBITA. This right to sell his shares is limited to four percent of the 10,000 shares on September 30, 2002, increasing to ten percent on January 1, 2003, and increasing at a rate of five percent each quarter until it reaches one hundred percent on July 1, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

         Exhibit 10.1 Amendment No. 2 to Credit Agreement, dated August 2, 2002

         Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

         (b) Reports on Form 8-K

         On August 14, 2002, we filed a Form 8-K dated July 31, 2002 reporting the acquisition of Encore Software, Inc. assets pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NAVARRE CORPORATION
                                    (Registrant)



Date: November 14, 2002             /s/ Eric H. Paulson
                                    --------------------------
                                    Eric H. Paulson
                                    Chairman of the Board,
                                    President and
                                    Chief Executive Officer


Date: November 14, 2002             /s/ James Gilbertson
                                    --------------------------
                                    James Gilbertson
                                    Vice President and
                                    Chief Financial Officer

                                 CERTIFICATIONS


I, Eric H. Paulson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Navarre Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                   /s/ Eric H. Paulson
                                           -------------------------------------
                                           Eric H. Paulson
                                           Chairman of the Board,
                                           President and
                                           Chief Executive Officer

I, James Gilbertson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navarre Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                   /s/ James Gilbertson
                                           -------------------------------------
                                           James Gilbertson
                                           Vice President and
                                           Chief Financial Officer