Form 10-Q
period 2002-12-31
NAVARRE CORP /MN/
filed 2003-02-07
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 2002

                                       or

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

Common Stock, No Par Value - 21,616,187 shares as of February 7, 2003

                               NAVARRE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                       3

ITEM 1.  FINANCIAL STATEMENTS.                                                       3

         Consolidated Balance Sheets -
                December 31, 2002 and March 31, 2002                                 3

         Consolidated Statements of Income -
                Three months and nine months ended December 31, 2002 and 2001        4

         Consolidated Statements of Cash Flows -
                Nine months ended December 31, 2002 and 2001                         5

         Notes to Consolidated Financial Statements - December 31, 2002              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                      8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                14

ITEM 4.  CONTROLS AND PROCEDURES.                                                   14


PART II. OTHER INFORMATION                                                          14

ITEM 1.  LEGAL PROCEEDINGS.                                                         14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                                 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                     15

ITEM 5.  OTHER INFORMATION.                                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                          15


SIGNATURES                                                                          16

CERTIFICATIONS                                                                      17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     DECEMBER 31, 2002    MARCH 31, 2002
                                                                     -----------------    --------------
                                                                        (UNAUDITED)           (NOTE)
  ASSETS
  Current assets:
     Cash                                                                $  14,171           $  18,966
     Accounts receivable, less allowance for doubtful accounts
         and sales returns of $8,196 and $2,411 respectively                72,521              42,666
     Inventories                                                            25,250              15,316
     Prepaid expenses and other current assets                               4,895                 163
                                                                         ---------           ---------
  Total current assets                                                     116,837              77,111

  Property and equipment, net of accumulated depreciation of
     $5,148 and $5,089, respectively                                         3,909               3,028
  Other assets:
     Note receivable, related parties                                          851                 289
     Other assets                                                            2,977                 657
                                                                         ---------           ---------

  Total assets                                                           $ 124,574           $  81,085
                                                                         =========           =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Note payable, current portion                                       $   1,305                  --
     Accounts payable and other payables                                    90,775              54,305
     Accrued expenses                                                        3,728               2,430
                                                                         ---------           ---------
  Total current liabilities                                                 95,808              56,735

     Note payable, long-term                                                   537                  --
                                                                         ---------           ---------
   Total liabilities                                                        96,345              56,735

  Shareholders' equity:
     Common stock, no par value:
        Authorized shares - 100,000,000, issued and outstanding
            shares-21,616,187 and 21,616,187, respectively                  91,404              91,404
     Retained deficit                                                      (63,175)            (67,054)
                                                                         ---------           ---------
  Total shareholders' equity                                                28,229              24,350
                                                                         ---------           ---------
  Total liabilities and shareholders' equity                             $ 124,574           $  81,085
                                                                         =========           =========

Note: The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               NAVARRE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      DECEMBER 31,                  DECEMBER 31,
                                                                  2002           2001           2002           2001
                                                               ---------      ---------      ---------      ---------
Net sales                                                      $ 116,897      $ 116,040      $ 275,735      $ 238,201

Cost of sales                                                    102,810        104,483        242,168        213,312
                                                               ---------      ---------      ---------      ---------

Gross profit                                                      14,087         11,557         33,567         24,889

Operating expenses:
   Selling and promotion                                           3,518          2,374          9,449          5,958
   Distribution and warehousing                                    1,814          1,514          4,244          3,928
   General and administration                                      5,271          5,408         15,001         13,551
   Depreciation and amortization                                     456            515          1,131          1,218
                                                               ---------      ---------      ---------      ---------
                                                                  11,059          9,811         29,825         24,655
                                                               ---------      ---------      ---------      ---------

Income from operations                                             3,028          1,746          3,742            234

Other expense:
   Interest expense                                                  (53)          (104)          (148)          (131)
   Other income and expense                                           30            156            285            789
                                                               ---------      ---------      ---------      ---------

Income before impact of investment in NetRadio Corporation         3,005          1,798          3,879            892

Impact of investment in NetRadio Corporation                          --          1,480             --          1,480
                                                               ---------      ---------      ---------      ---------

Net income                                                     $   3,005      $   3,278      $   3,879      $   2,372
                                                               =========      =========      =========      =========

Income per common share:
    Basic                                                      $    0.14      $    0.15      $    0.18      $    0.10
                                                               =========      =========      =========      =========
    Diluted                                                    $    0.14      $    0.15      $    0.18      $    0.10
                                                               =========      =========      =========      =========
Weighted average common and
    common equivalent shares outstanding
    Basic                                                         21,616         21,686         21,616         22,860
                                                               =========      =========      =========      =========
    Diluted                                                       22,009         21,724         21,814         22,877
                                                               =========      =========      =========      =========

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED DECEMBER 31,
                                                                   2002                  2001
                                                                 --------              --------
OPERATING ACTIVITIES
Net income                                                       $  3,879              $  2,372
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                               1,131                 1,218
        Impact of investment in NetRadio Corporation                   --                (1,480)
        Write off of notes receivable                                 193                    56
        Changes in operating assets and liabilities:
            net of amounts acquired
               Accounts receivable                                (25,881)              (28,495)
               Inventories                                         (8,617)                  370
               Prepaid expenses and assets                         (3,217)                 (360)
               Accounts payable and accrued expenses               36,663                24,691
                                                                 --------              --------
Net cash provided by (used in) operating activities                 4,151                (1,628)

INVESTING ACTIVITIES
Acquisition of Encore, net of cash                                 (7,046)                   --
Note receivable, related parties                                     (755)                   --
Payments on NetRadio note                                              --                 1,480
Purchase of equipment and leasehold improvements                     (878)                 (682)
                                                                 --------              --------
Net cash provided by (used in) investing activities                (8,679)                  798

FINANCING ACTIVITIES
Repayment of note                                                    (267)                   --
Repurchase of Navarre common stock                                     --                (2,707)
                                                                 --------              --------
Net cash used in financing activities                                (267)               (2,707)

Net decrease in cash                                               (4,795)               (3,537)
Cash at beginning of period                                        18,966                19,118
                                                                 --------              --------
Cash at end of period                                            $ 14,171              $ 15,581

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the nine month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2002.

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

NOTE C - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
(In thousands)                                              DECEMBER 31,                   DECEMBER 31,
                                                         2002           2001           2002           2001
                                                      ---------      ---------      ---------      ---------
NET SALES
Home Entertainment Products                           $ 116,126      $ 116,040      $ 273,606      $ 238,201
Encore                                                    4,755             --          8,512             --
Intercompany elimination                                 (3,984)            --         (6,383)            --
                                                      ---------      ---------      ---------      ---------
CONSOLIDATED                                          $ 116,897      $ 116,040      $ 275,735      $ 238,201
                                                      =========      =========      =========      =========

OPERATING INCOME (LOSS)
Home Entertainment Products                           $   2,901      $   1,746      $   3,804      $     234
Encore                                                      127             --            (62)            --
                                                      ---------      ---------      ---------      ---------
CONSOLIDATED INCOME FROM OPERATIONS                   $   3,028      $   1,746      $   3,742      $     234
                                                      =========      =========      =========      =========

Interest expense                                      $     (53)     $    (104)     $    (148)     $    (131)
Other income                                                 30            156            285            789
Impact of investment in NetRadio                             --          1,480             --          1,480
                                                      ---------      ---------      ---------      ---------
NET INCOME                                            $   3,005      $   3,278      $   3,879      $   2,372
                                                      =========      =========      =========      =========


NOTE D - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

        (In thousands, except per share data)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                         2002          2001          2002            2001
                                                      ---------      ---------      ---------      ---------
Numerator:
     Net income                                       $   3,005      $   3,278      $   3,879      $   2,372
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                 21,616         21,686         21,616         22,860
     Dilutive securities:  Employee stock options           393             38            198             17
                                                      ---------      ---------      ---------      ---------
     Denominator for diluted earnings per share
           -adjusted weighted-average shares             22,009         21,724         21,814         22,877
                                                      =========      =========      =========      =========

Basic income per share                                $    0.14      $    0.15      $    0.18      $    0.10
                                                      =========      =========      =========      =========
Dilutive income per share                             $    0.14      $    0.15      $    0.18      $    0.10
                                                      =========      =========      =========      =========

NOTE E - RESTRUCTURING

In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in us recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges include $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through December 31, 2002, we have paid or incurred $793,000 of the $831,000 charge. We anticipate that substantially all of the restructuring costs will be paid by March 2003.


     In thousands                                 INCURRED THOUGH        BALANCE AS OF
                                TOTAL CHARGE     DECEMBER 31, 2002     DECEMBER 31, 2002
                                ------------     -----------------     -----------------
     Inventory write-downs        $159,000          $159,000                     --
     Severance costs               131,000           131,000                     --
     Impairment charge             356,000           356,000                     --
     Other                         185,000           147,000                 38,000
                                  --------          --------               --------
                                  $831,000          $793,000               $ 38,000
                                  --------          --------               --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a premier provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including PC software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers, music labels and movie studios. With the acquisition of Encore, as described below, we are also a publisher of PC Software and video games.

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games and independent music labels and artists. Our product line contains a broad assortment of compact discs, personal computer software and DVD/VHS videos sold to over 500 customers through over 12,000 locations throughout the United States. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores. Upon the acquisition of Encore, we operate in two business segments, Home Entertainment Products and Encore. Home Entertainment Products consists of two divisions: Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM), while our Encore subsidiary engages in interactive publishing.

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

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         DECEMBER 31,              DECEMBER 31,
                                       2002        2001         2002        2001
                                      -----       -----        -----       -----
NET SALES:
   Home Entertainment:
     Distribution Services             85.5%       77.9%        82.9%       83.1%
     Entertainment Media               13.8        22.1         16.3        16.9
                                      -----       -----        -----       -----
   Home Entertainment net sales        99.3       100.0         99.2       100.0
   Encore                                .7          --           .8          --
                                      -----       -----        -----       -----
Total net sales                       100.0       100.0        100.0       100.0
Cost of sales                          87.9        90.0         87.8        89.6
                                      -----       -----        -----       -----
Gross profit                           12.1        10.0         12.2        10.4

Selling and promotion                   3.1         2.0          3.4         2.5
Distribution and warehousing            1.5         1.3          1.5         1.6
General and administration              4.5         4.6          5.5         5.7
Depreciation and amortization           0.3         0.4          0.4         0.5
                                      -----       -----        -----       -----
Income from operations                  2.6         1.5          1.3         0.1
Interest expense                        0.0        (0.1)         0.0        (0.1)
Other income and expense                0.0         0.1          0.1         0.3
Impact of investment in NetRadio         --         1.3           --         0.6
                                      -----       -----        -----       -----
NET INCOME                              2.6%        2.8%         1.4%        1.0%
                                      =====       =====        =====       =====


HOME ENTERTAINMENT

NET SALES

Net sales for the third quarter ended December 31, 2002, increased .1% to $116.1 million from $116.0 million in the same period in fiscal 2002. This was the result of an increase in net sales for NDS and a decrease in net sales for NEM for the third quarter ended December 31, 2002. For the nine-month period ended December 31, 2002, net sales increased 14.9% to $273.6 million from $238.2 million in the same period in fiscal 2002. The increase for the nine-month period ended December 31, 2002 was due to increases in net sales for both NDS and NEM. Net sales for NDS for the third quarter ended December 31, 2002, increased 10.7% to $100.0 million from $90.3 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002 NDS net sales increased 15.5% to $228.6 million from $197.9 million for the same period in fiscal 2002. The increase in net sales for NDS for the third quarter was driven by increased e-commerce revenues. The increase for the nine-month period was the result of market share increases of distributed software in a variety of software categories including entertainment and personal productivity, and increases in the volume of sales of all non-proprietary categories, including video games and DVD video. Net sales for NEM for the third quarter ended December 31, 2002, decreased 37.4% to $16.1 million from $25.7 million for the same period in fiscal 2002. The decrease in sales for NEM for the third quarter ended December 31, 2002 reflects the impact of sales from a sizeable new release during the same period in fiscal 2002. For the nine-month period ended December 31, 2002 NEM net sales increased 11.7% to $45.0 million from $40.3 million for the same period in fiscal 2002. The increase in net sales for NEM for the nine-month period was the result of our ability to acquire or license a deeper range of proprietary independent music and video content.

GROSS PROFIT

Gross profit for the third quarter ended December 31, 2002, increased 9.5% or $1.1 million to $12.7 million from $11.6 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, gross profit increased 22.1% or $5.5 million to $30.4 million from $24.9 million for the same period in fiscal 2002. As a percentage of net sales, gross profit for the third quarter ended December 31, 2002 increased to 10.9% from 10.0% for the same period in fiscal 2002 and for the nine-month period ended December, 2002, gross profit as a percentage of net sales increased to 11.1% from 10.4% for the same period in fiscal 2002. The increase in both periods was the result of a more favorable product mix resulting from the fact that the most popular software and music products constituted a lower percentage of net sales in the fiscal 2003 periods. The Company generally experiences a lower margin on its sales of the most popular and widely distributed music and software products because they are available in the greatest number of channels through a variety of vendors, resulting in greater price competition and lower margins for industry participants, including the Company. Gross profit from NDS net sales for the third quarter ended December 31, 2002 was $10.2 million or 10.2% as a percentage of net sales compared with $8.8 million or 9.7% as a percentage of net sales in the same period in fiscal 2002. For the nine-month period ended December 31, 2002, NDS gross profit increased to $23.6 million or 10.3% as a percentage of net sales from $19.8 million or 10.0% as a percentage of net sales for the same period in fiscal 2002. The increase in gross profit dollars and the increase as a percentage of net sales for third quarter and nine-month period ended December 31, 2002 resulted from a greater sales mix of higher margin product. The gross margin may continue to fluctuate slightly depending upon the make-up of product sales each quarter. Gross profit from NEM net sales for the third quarter ended December 31, 2002 was $2.5 million or 15.5% as a percentage of net sales compared with $2.7 million or 10.8% as a percentage of net sales in the same period in fiscal 2002. For the nine-month period ended December 31, 2002, NEM gross profit increased to $6.9 million or 15.3% as a percentage of net sales from $5.1 million or 12.7% as a percentage of net sales for the same period in fiscal 2002. The increase in gross profit as a percentage of net sales for NEM for the third quarter and nine-month period ended December 31, 2002 was attributable to a greater sales mix of higher margin product compared to last fiscal year.

OPERATING EXPENSES

Total operating expenses for the third quarter ended December 31, 2002 were generally flat at $9.8 million compared to $9.8 for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, total operating expenses increased to $26.6 million compared to $24.7 million for the same period in fiscal 2002.

Selling and promotion expense for the third quarter ended December 31, 2002 increased to $3.3 million from $2.4 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, selling and promotion expense increased to $7.9 million from $6.0 million for the same period in fiscal 2002. As a percentage of net sales, selling and promotion expense for the third quarter ended December 31, 2002 increased to 2.8% from 2.0% for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, as a percentage of net sales, selling and promotion expense increased to 2.9% from 2.5% for the same period in fiscal 2002. The increase in selling and promotion expense for the third quarter and nine-month period ended December 31, 2002, is due to a higher level of sales.

The increase as a percentage of net sales for the third quarter and nine-month period ended December 31, 2002 was attributable to our taking an expense in the third quarter in connection with our purchase of specialty product display sales racks when revenue from that distribution method failed to achieve expected results.

Distribution and warehousing expense for the third quarter ended December 31, 2002 increased to $1.8 million from $1.5 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, distribution and warehousing expense increased to $4.2 million from $3.9 million for the same period in fiscal 2002. As a percentage of net sales, distribution and warehousing expense for the third quarter ended December 31, 2002 increased to 1.6% from 1.3% for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, as a percentage of net sales, distribution and warehousing expense decreased to 1.5% from 1.6% for the same period in fiscal 2002. The increase in distribution and warehousing expense as a percentage of net sales for the third quarter ended December 31, 2002 was due to the cost of handling of higher returns than experienced last year during the same period. The decrease in distribution and warehousing expense for the nine-month period ended December 31, 2002 was due to the overall improved management of the warehousing expenses reflecting in part to efficiencies associated with a higher level of sales.

General and administration expenses for the third quarter ended December 31, 2002 decreased to $4.4 million from $5.4 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, general and administration expenses remained at $13.6 million compared to $13.6 million for the same period in fiscal 2002. As a percentage of net sales, general and administration expenses for the third quarter ended December 31, 2002 decreased to 3.8% from 4.7% for the same period in fiscal 2002. The decrease in general and administration expenses for the third quarter ended December 31, 2002 was primarily due from the reduction of our bad debt expense. For the nine-month period ended December 31, 2002, as a percentage of net sales, general and administration expenses decreased to 5.0% from 5.7% for the same period in fiscal 2002. The decrease in general and administration expenses and as a percentage of net sales for the nine-month period ended December 31, 2002 was due to increased overall efficiencies coupled with higher levels of sales.

Depreciation and amortization was $333,000 for the third quarter ended December 31, 2002 compared to $515,000 for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, depreciation and amortization was $934,000 compared to $1.2 million for the same period in fiscal 2002.

Operating income for Home Entertainment was $2.9 million for the third quarter ended December 31, 2002 compared to $1.7 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, operating income was $3.8 million compared to $233,000 for the same period in fiscal 2002.

ENCORE SOFTWARE, INC.

Encore had net sales of $4.7 million for the three-month period ended December 31, 2002 and $8.5 million for the five-month period ended December 31, 2002. After the elimination of inter-company sales, net sales for the three-month period ended December 31, 2002 were $771,000 and $2.1 million for the five-month period ended December 31, 2002. Encore had gross profit of $1.4 million for the three-month period ended December 31, 2002 and $3.1 million for the five-month period ended December 31, 2002. Selling and promotion expense for the three-month period ended December 31, 2002 was $264,000 and $1.5 million for the five-month period ended December 31, 2002. General and administration expense for the three-month period ended December 31, 2002 was $857,000 and $1.4 million for the five-month period ended December 31, 2002. For the three-month period ended December 31, 2002, depreciation expense was $123,000 and $197,000 for the five-month period ended December 31, 2002. Operating income for Encore was $127,000 for the three-month period ended December 31, 2002 and an operating loss of $62,000 for the five-month period ended December 31, 2002.

CONSOLIDATED OTHER INCOME/EXPENSE

Interest expense for the third quarter ended December 31, 2002 was $53,000 compared to $104,000 for the same period in fiscal 2002. The decrease for the third quarter ended December 31, 2002 resulted from not having to utilize our credit facility during the period. For the nine-month period ended December 31, 2002, interest expense was $148,000 compared to $131,000 for the same period in fiscal 2002. The increase in the nine-month period ended December 31, 2002 resulted from our use of our line of credit for the Encore acquisition during the second quarter.

Other income and expense, which consists principally of interest income, was $30,000 for the third quarter ended December 31, 2002 compared to $156,000 for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, it was $285,000 compared to $789,000 for the same period in fiscal 2002. The decrease for the third quarter and nine-month period resulted from not having a principal balance on the NetRadio note at any time during fiscal 2002 and from lower interest rates.

Due to the accumulated losses from prior years, we have not recorded any provision for taxes.

We had net income for the third quarter ended December 31, 2002 of $3.0 million compared to $3.3 million for the same period in fiscal 2002. For the nine-month period ended December 31, 2002, we had net income of $3.9 million compared to $2.4 million for the same period in fiscal 2002.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, sale of equity securities and management of the various components of our working capital including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At December 31, 2002, we had net accounts receivable of $72.5 million, inventory of $25.3 million, accounts payable of $90.8 million and no borrowings under our $30 million credit facility. In connection with our acquisition of Encore, to date, we have outstanding debt of $1.8 million.

Cash provided by operating activities was $4.2. Net of amounts acquired, accounts receivable increased by $25.9 million, inventories increased by $8.6 million and accounts payable and accrued expense increased by $36.7 million. Due to the seasonal nature of our business and the holiday selling season, accounts receivable, inventory and accounts payable typically increase during the first three quarters of our fiscal year and decrease after the holiday season.

Investing activities used $8.7 million of cash primarily related to the acquisition of Encore and for the purchase of furniture, equipment and leasehold improvements. Cash decreased by $4.8 million during the period.

We acquired the primary assets of Encore Software, Inc. during the second fiscal quarter. The assets purchased included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. Pursuant to the Purchase Agreement, we paid approximately $7.4 million in cash and agreed to pay or assumed $2.1 million in debt, which includes Encore's debt to Comerica Bank in the amount of approximately $1.6 million and secured by the assets of Encore.

As described in Note B, Encore's results of operations for the five months ended December 31, 2002, have been included in our consolidated results of operations in accordance with SFAS 141. We also have included the acquired net assets of Encore based on their estimated fair values. As of the acquisition date, the purchase price was allocated on a preliminary basis using information currently available.

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

On August 21, 2002, the United States District Court for the District of Minnesota handed down its decision granting in part and denying in part Navarre's motion for summary judgment, resulting in a dismissal of some of Plaintiff's claims. Plaintiff and Navarre thereafter reached a settlement of the lawsuit prior to trial, and the matter was dismissed with prejudice and on the merits as a part of that settlement by Order dated December 7, 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

         Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

         (b) Reports on Form 8-K

         We filed Amendment No.1 on Form 8-K/A dated December 4, 2002 reporting the financial statements for the acquisition of Encore Software, Inc. assets and pro forma information, pursuant to Item 2 and 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NAVARRE CORPORATION
                                                     (Registrant)




Date:  February 7, 2003                              /s/ Eric H. Paulson
                                                     ------------------------
                                                     Eric H. Paulson
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer


Date:  February 7, 2003                              /s/ James Gilbertson
                                                     -----------------------
                                                     James Gilbertson
                                                     Vice President and
                                                     Chief Financial Officer

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


Date:  February 7, 2003                                 /s/ Eric H. Paulson
                                                        -----------------------
                                                        Eric H. Paulson
                                                        Chairman of the Board,
                                                        President and
                                                        Chief Executive Officer

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


Date:  February 7, 2003                                 /s/ James Gilbertson
                                                        -----------------------
                                                        James Gilbertson
                                                        Vice President and
                                                        Chief Financial Officer