Form 10-K
period 2003-03-31
NAVARRE CORP /MN/
filed 2003-06-30
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (x)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is an accelerated filer. Yes ( ) No (x)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 30, 2002 was $21,890,153 based on the closing sale price on such date of $1.20 per share.

The Registrant had 21,616,187 shares of Common Stock, no par value, outstanding at June 27, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareowners to be held September 10, 2003 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including personal computer ("PC") software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers, music labels and movie studios.

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games, DVD videos and independent music labels and artists. Our product lines contain a broad assortment of compact discs, PC software, video games and DVD/VHS videos sold to over 500 customers through over 18,000 locations internationally. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.

Effective April 1, 2001, we realigned our operations into Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM). In January 2002, we announced the expansion of our distribution services to the market for console-based video games.

Through Navarre Distribution Services, we distribute non-proprietary or non-exclusive, entertainment products including PC software, major label music, DVD video, video games and accessories. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue growth of NDS in several ways: (i) by extending the number of software categories we serve, such as the productivity category, where we recently signed an agreement with Adobe Systems, Inc., which joins the publisher roster that includes other business and productivity lines from Microsoft Corporation, Symantec Corporation, Roxio, Inc. and Network Associates, Inc.; (ii) by expanding our presence in the distribution of home entertainment content formats, such as DVD and interactive games; and (iii) by leveraging our unique mix of capabilities to deepen relationships with existing retailers and publisher clients.

Through Navarre Entertainment Media, we distribute proprietary, or exclusive, prerecorded music of primarily independent labels and their artists on CD and DVD audio, and video in DVD and VHS format to national and regional music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets throughout North America. We seek to significantly enhance our competitive position in independent music label distribution in several ways (i) possible acquisition of competing independent distribution companies, (ii) continuing to seek new proprietary distribution opportunities, (iii) with increased ownership of content that broadens our reach across all musical genres and (iv) exclusive licenses and outright strategic acquisitions.

During the current fiscal year, we acquired the primary assets of Encore Software, Inc. ("Encore"). Encore is an interactive publisher in the video game and PC CD-ROM markets. Encore has been a leading publisher in the software market for nearly a decade. They have built solid expertise in product development, sales, distribution, marketing and public relations. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by a majority-owned Navarre subsidiary, which has been named Encore Software, Inc.

During fiscal years 2003, 2002, and 2001, sales for NDS accounted for 83.7%, 85.1%, and 85.6% of net sales, while sales of NEM accounted for 15.3%, 14.9%, and 14.4% of net sales, respectively. During fiscal 2003, after the elimination of intercompany sales, Encore Software, Inc. accounted for 1% of net sales.

Our corporate headquarters are located at 7400 49th Avenue North, in New Hope, Minnesota, 55428 and our web-site address is www.navarre.com.

OUR MARKETS

HOME ENTERTAINMENT PRODUCTS

NAVARRE DISTRIBUTION SERVICE - PC SOFTWARE, VIDEO GAMES, MAJOR LABEL MUSIC AND
DVD

PC Software

According to NPD Intelect (formerly P.C. Data), the PC software industry achieved $5.1 billion in sales in 2002. Categories that experienced an increase over 2001 were games, finance and personal productivity. During the past fiscal year, we added several publishers to our distribution roster. In May of 2002, Roxio, Inc., a leading manufacturer of digital media software, appointed us as a distributor. In December of 2002, we entered into a distribution agreement with Adobe Systems, Inc., the industry's market leader in network publishing and the development of products that are utilized by both enterprise and individual end-users. We intend to continue to add publishers that will increase our market share across all categories of the PC software industry.

Video Games

In January 2002, we announced that we will expand into the distribution of console-based video games. In 2002, United States sales in the interactive entertainment industry grew 10 percent from 2001 to $10.3 billion. According to industry researcher UBS Warburg, the industry is estimated to reach $31 billion in worldwide sales by 2005.

Major Label Music

According to the Recording Industry Association of American ("RIAA"), audio and music video product shipped to domestic markets was $12.6 billion in calendar 2002. Industry sources indicate that approximately 84.5% or approximately $10.7 billion of the industry's total revenue is derived from major recording labels controlled by five major companies. Those companies are Warner-Elektra-Atlantic Corp., Sony Music Entertainment Inc., EMI Music Marketing, Bertelsmann Music Group, and Universal Music & Video Distribution Corp. Generally, these companies control distribution of their products through major music retail chains and other channels. We distribute major label music to wholesale clubs and mass merchant retailers through our NDS division.

Major Studio DVD

According to Video Business, the home video industry totaled $20.3 billion in sales in 2002. DVD sales accounted for $8.7 billion, an increase of 52.6% from 2001. According to Video Business the industry is forecasted to grow to $31 billion in 2006.

NAVARRE ENTERTAINMENT MEDIA - PROPRIETARY INDEPENDENT MUSIC AND DVD/VHS

In addition to the major labels and their distribution companies, there are a number of independent music and video companies or labels and artists that are distributed by independent distribution companies that enter into exclusive distribution agreements with these labels on either a regional or national basis.

The independent segment of the music industry currently represents $1.8 billion or approximately 14.6% of total music product. We are one of a limited number of large independent distribution companies that represent independent labels exclusively on a regional or national basis. These companies provide products and services to the nation's leading music specialty stores, wholesalers and rackjobbers. They provide unique services to their labels and artists including financing, manufacturing, marketing, promotion and access to North American retailers.

We intend to increase our market share of the $1.8 billion independent distribution business by continuing to select higher quality music labels and provide greater service to our customers, in addition to providing content ownership and licensing opportunities. We may also acquire other distribution companies that complement our business.

E-COMMERCE

During fiscal year 2003, we continued to expand the number of electronic commerce ("e-commerce") customers for whom we perform fulfillment and distribution services. These services include sales of PC software, prerecorded music and DVD/VHS videos and video games. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering.

COMPETITION

The home entertainment products segment, comprised of prerecorded music, PC software, DVD video and video games distribution industry, is highly competitive. Our competitors include other national and regional distributors, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to (i) obtain exclusive national distribution contracts and licenses with independent labels, studios, content owners, artists and manufacturers; (ii) maintain our margins and volume; (iii) expand our sales through a varied range of products and personalized services; (iv) anticipate changes in the marketplace including technological developments and successfully continue our ability to distribute products in light of these developments; (v) continue to provide our varied retail customers with specialized services; and
(vi) maintain operating expenses at an appropriate level.

In the personal computer software industry, we face competition from a number of distributors including Ingram Micro, Inc., Tech Data Corporation and Atari, Inc. as well as from manufacturers and publishers that sell directly to retailers. In the prerecorded music industry, we face competition from the five major label distribution companies, as well as other national independent distributors, such as Koch Entertainment, RED Music Distribution, Alternative Distribution Alliance ("ADA"), Ryko Distribution, and Caroline Distribution, as well as from other entities that sell directly to retailers.

We believe that the distribution of PC software, prerecorded music, DVD Video and video games will remain highly competitive and the keys to growth and profitability will be: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to develop proprietary products, and (iv) the ability to attract higher quality artists and software publishers. We also believe that over the next several years, both the personal computer software distribution industry and prerecorded music distribution industry, particularly on the independent, side will continue to further consolidate.

The market for Internet content providers is highly competitive and rapidly changing. We expect that competition between suppliers to Web retailers will continue to intensify. We support numerous Internet retailers, including traditional music retail chains, record labels and independents with web-sites on the Internet.

OUR STRATEGY

Our goal is to distribute products on an international basis in music, software, video games and DVDs. We intend to achieve this goal by (i) increasing the number and quality of exclusive national distribution arrangements with proprietary prerecorded music artists, and labels, as well as, production studios for DVD product; (ii) increasing our exclusive PC software and video game product lines through distribution agreements and product development, comparable to our acquisition of Encore Software, Inc., which provides us with higher margins; (iii) continuing to deliver high levels of service to the growth channels of retailing, including customized services and technological advances such as e-commerce; (iv) continuing to expand the sale of prerecorded music, PC software, video games and DVD video products in the marketplace; (v) continuing to improve our efficiencies and technologies at our state-of-the-art distribution center; (vi) expanding our business through strategic acquisitions in areas or in businesses that complement our existing businesses; and (vii) utilizing the Internet to expand the appeal of our products to a broader customer base internationally.

EMPLOYEES

As of June 1, 2003, we had 373 employees, including 113 in administration, finance and merchandising, 67 in sales and marketing and 193 in distribution.

BACKLOG

Because our products are shipped in response to orders, we do not maintain any significant backlog.

FORWARD-LOOKING STATEMENTS / IMPORTANT FACTORS

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

WE ARE DEPENDENT UPON A KEY EMPLOYEE

Eric H. Paulson, our Chairman of the Board, President and Chief Executive Officer has been with us since our inception in 1983. Although we have invested a substantial amount of time and effort in developing our total management team, the loss of Mr. Paulson's services could have a materially adverse effect upon us.

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

WE ARE DEPENDENT UPON SIGNIFICANT CUSTOMERS

In each of the past several years, we have had one or more customers that have accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2003, sales to three customers, Best Buy Co., Inc., CompUSA, Inc., and Sam's Clubs each represented more than 10% of net sales. We are a non-exclusive supplier to each of our customers and there can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer. If we are unable to continue to sell our products to all or any of these three customers or are unable to continue to maintain our sales to these customers at their current levels and are unable to find other customers to replace these sales, there would be an adverse impact on our revenues and future profitability.

WE ARE DEPENDENT UPON SIGNIFICANT VENDORS

Relationships with our publishers and labels such as Microsoft Corporation, Symantec Corporation, Roxio, Inc., Adobe Systems Inc., Network Associates, Inc., Dreamcatcher Interactive, Inc., Sony Online Entertainment, Inc., Studio Distribution, Inc. and Cleopatra Records, Inc. are important to Navarre. We offer publishers a wide array of services for the broad, efficient distribution of non-proprietary home entertainment products. The level of services given to our content providers, which include labels, studios, and artists improve our sales of prerecorded music of primarily independent artists and labels. We offer independent content creators the resources and exposure to generate high visibility for proprietary audio and DVD titles. If we are unable to continue to sell these products there could be an adverse impact on our revenues and future profitability.

OUR INDUSTRY TYPICALLY EXPERIENCES LOW INDUSTRY MARGINS

Competition in the prerecorded music and PC software distribution industries is intense and is often based on price. Distributors, such as us, generally experience low gross and operating margins. Consequently, our profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in our gross profit margins could affect our ability to maintain profitability.

WE MAY DEPEND UPON BANK BORROWINGS TO SUPPORT OUR BUSINESS

In the past, we have periodically relied upon bank borrowings to finance our expansion, primarily for inventory and accounts receivable. Although on March 31, 2003, 2002 and 2001, we had no debt, we have a credit facility in the amount of $40 million in place and, at times, borrow to finance working capital requirements during the year. We believe that it may be necessary for us to acquire additional bank financing in the future depending upon the growth of our business and the possible financing of acquisitions. If we were unable to obtain additional bank financing, our future growth and profitability would be adversely affected. Under the terms of our credit facility, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the bank.

WE MAY HAVE ADDITIONAL SIGNIFICANT WORKING CAPITAL NEEDS

As a distributor of prerecorded music and PC software products, we purchase products directly from manufacturers for resale to retailers. As a result, we have significant working capital requirements, the majority of which are to finance inventory and accounts receivable. These working capital needs will expand as inventory and accounts receivables increase in response to our growth. Future growth will likely require additional working capital. Although we have obtained financing sufficient to meet our requirements to date, there can be no assurance that we will be able to obtain additional financing upon favorable terms when required in the future.

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

RETURNS AND INVENTORY OBSOLESCENCE POSE RISKS TO US

We maintain a significant investment in product inventory and, like other companies in this industry, experience a relatively high level of product returns as a percentage of revenues. Our agreements with our suppliers generally permit us to return products that are in our suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier, could cause a significant decline in the value and marketability of our products and could make it difficult for us to return products to such a supplier and recover our initial product acquisition costs. Such an event could have a materially adverse effect upon our business and financial results. We maintain a sales return reserve based on our trailing twelve months experience of sales returns by product line. We have historically experienced an actual return rate range of 17% to 20% depending upon the product, which we believe is in line with the industry practice. Although our past experience indicates that these levels are adequate to cover potential returns in these areas, there can be no assurance that these reserves will be adequate in the future. We do take a portion of our product offerings on consignment in order to lessen our exposure to this risk.

TECHNOLOGY DEVELOPMENTS MAY ADVERSELY AFFECT DISTRIBUTION

Prerecorded music and PC software have traditionally been marketed and delivered on a physical delivery basis. Traditionally, all our revenues have been generated from sales to retail and wholesale channels. If in the future these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" to a retail store or consumer's home, through the Internet or another delivery mechanism, then retail and distribution could be revolutionized. As physical and electronic distribution grows exponentially through Internet resellers, competition between suppliers to such resellers will intensify. We have developed a significant number of supplier relationships with major electronic retailers resulting in significant growth in fulfillment of software, music, and video products. We anticipate that this will represent a rapidly increasing share of overall sales. We are also developing relationships to facilitate electronic distribution of software and music content as new industry standards become established.

COUNTERFEITING AND FREE MUSIC DOWNLOADS MAY AFFECT OUR REVENUES

The recorded music industry continues to be adversely affected by counterfeiting of both audiocassettes and CDs, piracy and parallel imports, and also by web-sites and technologies that allow consumers to electronically download quality sound reproductions from the Internet without authorization. Listeners' ability to access music from these sources could impair our ability to generate revenues and could cause our business to suffer.

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

ITEM 2. PROPERTIES

On March 12, 1998, we entered into an operating lease agreement of approximately 86,500 square feet of office and warehouse space for our principal facilities in suburban Minneapolis. The lease expires in August 2013 and provides for monthly payments of $39,719 over the lease term, with a 2.5% increase every 30 months. In addition, we are responsible for taxes and all operating costs associated with the building.

On April 22, 1999, we entered into an operating lease agreement of approximately 74,000 square feet of office and warehouse space for a second facility in suburban Minneapolis. The lease expires in the year December 2003 and provides for a monthly rental of $35,473 over the lease term. On February 28, 2003, the lease was amended with an extension until February 2005 at the same rent. In addition, we are responsible for taxes and all operating costs associated with the building.

On March 30, 2000, we entered into an operating lease agreement of approximately 40,000 square feet of warehouse space for a third facility in suburban Minneapolis. The lease, which expires in the year April 2004, has an option to renew for two years and provides for a monthly rental of $13,333 over the lease term. In addition, we are responsible for taxes and all operating costs associated with the building.

On August 2, 2003, with the acquisition of Encore Software, Inc., we acquired their operating lease of approximately 73,245 square feet of office and warehouse space for their principal facilities in Gardena, California. The lease expires in February 2005 and provides for a monthly rental of $40,438 over the term of the lease. In addition, we are responsible for taxes and all operating costs associated with the building.

The Company's facilities are adequate for the Company's present operations. The Company is exploring alternatives to certain of these facilities that could expand the Company's capacities and enhance efficiencies, but no definitive agreements have been entered into in this regard.

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

BOB GRADY AND WILSON MEADOWS

On or about January 29, 2001, Bob Grady Music and Wilson Meadows (collectively, "Plaintiffs") filed this action in the United States District Court for the Northern District of Georgia, Case No. 01-CV-0252, alleging, among other things, copyright infringement against the Company and seeking damages in excess of $150,000 in connection with the Company's distribution of musical albums pursuant to a written distribution agreement with Fortune Entertainment, Inc. ("Fortune"). On March 13, 2001, the Company answered the Complaint, denying liability, and asserting affirmative defenses. On March 13, 2001, the Company filed a Third-Party Complaint against co-defendant Fortune and its owner Bruce Dugan, seeking indemnity and contribution on the claims made by Bob Grady and Wilson Meadows. Neither Fortune nor Bruce Dugan has responded to the Third Party complaint. Discovery is completed, and the parties filed cross-motions for summary judgment in approximately April 2002.

On March 31, 2003, the District Court granted the Company's motion for summary judgment, denied Plaintiffs' motion for summary judgment, and entered judgment dismissing all of Plaintiffs' claims against the Company. The Company moved for an award of its attorneys' fees on April 14, 2003, and Plaintiffs responded, opposing the motion, on May 12, 2003. The Company filed a reply on May 29, 2003. Plaintiffs have filed with the 11th Circuit Court of Appeals a Notice of Appeal of the District Court's decision, and the parties will submit their briefs per the schedule issued by the Court.

The Company intends to vigorously defend against Plaintiffs' claims on appeal, to purse the recovery of its attorneys' fees and costs incurred in the matter, and to pursue indemnity and contribution from Fortune and Mr. Dugan.

CLOUD TEN PICTURES, INC.

On or about April 2, 2003, Cloud Ten Pictures, Inc. ("Plaintiff") commenced this action in Hennepin County District Court for the State of Minnesota, by serving the Company with a Summons and Complaint. Plaintiff alleges, among other things, accounting, breach of contract, misrepresentation and negligent misrepresentation, and seeks unspecified damages.

The Company responded to the Complaint and asserted its Counterclaim on May 2, 2003, alleging accounting, breach of contract, misrepresentation and negligent misrepresentation, and seeking damages of at least $663,826.54. The Company also served written discovery on Plaintiff and is awaiting complete responses.

The Company intends to vigorously pursue its claims against Plaintiff and to vigorously defend against the claims asserted by Plaintiff.

SIRIUS PUBLISHING, INC. VS. NAVARRE CORPORATION

On April 30, 2001, Sirius Publishing, Inc. ("Sirius") commenced this action in the Maricopa County Arizona Superior Court alleging that the Company had breached its agreements with Sirius by failing to pay Sirius for computer software which was sold by Sirius to the Company on a consignment basis. Sirius did not specify its damages in its Complaint. Through discovery, Sirius has now stated that its damages claim is for at least $270,000.

On May 30, 2001, the Company removed the action to the United States District Court for the District of Arizona, Case No. CV01-952PHXSMM, served and filed its Answer and Counterclaim and filed a motion to transfer venue to the United States District Court for the District of Minnesota, which motion was denied. In its Answer, the Company denied all liability on Sirius' claim. For its Counterclaim, the Company has asserted that Sirius has breached the parties' ongoing agreements by refusing to accept and pay the Company for returned product. The Company is seeking damages on its Counterclaim against Sirius in excess of $545,000.

On January 29, 2002, the United States District Court for the District of Arizona issued an Order denying the Company's motion to transfer venue. Discovery has been completed with the exception of expert discovery. A Final Pretrial Conference is scheduled for August 5, 2003. No trial date has been established.

The Company intends to vigorously defend against Sirius' claim and pursue its counterclaim.

BROOKLYN MUSIC LTD.

The Company commenced this action against Brooklyn Music Limited, Frank Babar, and Joe Natoli. The Complaint was filed with the Hennepin County District Court for the District of Minnesota on July 26, 2002, Brooklyn Music Ltd. was served with the Company's Complaint on July 31, 2002, Frank Babar was served with the Company's Complaint on July 31, 2002, and Joe Natoli was served with the Company's Complaint on October 9, 2002. The Company alleges, among other things, that the Defendants breached distribution and loan contracts with the Company, and the Company seeks damages of at least $295,000.

As of November 15, 2002, all Defendants had answered the Company's Complaint and asserted counterclaims. Defendants allege eleven separate counterclaims based on breach of contract, gross negligence, willful misconduct, and intentional bad faith, and seek damages which are difficult to decipher but appear to approximate $3,000,000, as well as nullification of the personal guaranties of the individual defendants. The Court issued an Amended Scheduling Order requiring that depositions be completed by June 1, 2003, that all dispositive motions be completed by September 2, 2003, and that mediation shall be completed by October 15, 2003. The Court also scheduled a Pretrial Conference for November 5, 2003, and the case is set for trial on January 5, 2004.

The Company intends to vigorously pursue its claims against Defendants, and to vigorously defend against the claims asserted by Defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our Common Stock has been quoted on The Nasdaq Stock Market under the symbol NAVR. The following table presents the range of high and low closing sale prices for our stock for each period indicated as reported on The Nasdaq Stock Market. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                      QUARTER            HIGH              LOW
                                      -------            -----            -----


                     Fiscal 2003       First             $1.80            $1.11
                                       Second             1.67             1.20
                                       Third              2.66             1.02
                                       Fourth             2.40             1.52

                     Fiscal 2002       First             $1.48            $1.20
                                       Second             1.20             0.90
                                       Third              1.47             1.01
                                       Fourth             1.20             0.95

HOLDERS AND DIVIDENDS

At June 1, 2003, we had approximately 10,300 shareholders, including shareholders holding stock in street name. We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

We adopted our 1992 Stock Option Plan to attract and retain persons to perform services for Navarre by providing an incentive to these persons through equity participation in Navarre and by rewarding such persons who contribute to the achievement of Navarre's economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees and non-employee directors, consultants and independent contractors of Navarre or any subsidiary. A maximum number of 4,224,000 shares of common stock have been authorized and reserved for issuance under the Plan. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders. The Plan terminates on July 1, 2006.

We are authorized to grant stock options and restricted stock grants under the Plan. Options generally vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant, subject to early termination upon death, disability or termination of employment. Performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.

Each director who is not an employee of Navarre on April 1 of each year is granted an option to purchase 6,000 shares of common stock under the plan, at a price equal to fair market value. These options are designated as non-qualified stock options and are subject to the same terms and provisions as are then in effect with respect to granting of non-qualified stock options to salaried officers and key employees of Navarre. These options vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant.

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

THE FOLLOWING TABLE BELOW PRESENTS OUR EQUITY COMPENSATION PLAN INFORMATION:

EQUITY COMPENSATION PLAN INFORMATION

                                 (a)                            (b)                            (c)
Plan Category                    Number of securities to be     Weighted-average exercise      Number of securities
                                 issued upon exercise of        price of outstanding           remaining available for
                                 outstanding options,           options, warrants and rights   future issuance under equity
                                 warrants and rights                                           compensation plans
                                                                                               (excluding securities
                                                                                               reflected in column (a))
Equity compensation plan
approved by security holders               3,037,952                          $2.91                        12,002
                                 ==========================     ============================   ============================

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                    2003           2002           2001           2000           1999
                                                 ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                        $ 359,384      $ 303,817      $ 314,199      $ 285,165      $ 210,386
Gross profit                                        45,131         32,893         37,421         36,381          8,762
Income (loss) from operations                        4,124            521         (2,364)        (4,554)       (25,572)

Interest expense                                      (194)          (173)          (223)          (476)        (2,543)
Other income (expense)                                 328            884          2,000          1,399            445
Impact of investment in NetRadio Corporation            63          1,480        (10,338)        (4,154)            --

Net income (loss)                                $   4,321      $   2,712      $ (10,925)     $  (7,785)     $ (27,670)

Income (loss) per basic share                    $     .20      $     .12      $    (.47)     $    (.33)     $   (4.41)
Income (loss) per diluted share                  $     .20      $     .12      $    (.47)     $    (.33)     $   (4.41)
Basic weighted average common
    shares outstanding                              21,616         22,553         25,137         23,483         14,179
Diluted weighted average common
    shares outstanding                              21,841         22,575         25,137         23,483         14,179

BALANCE SHEET DATA:

Total assets                                     $ 101,129      $  81,085      $  93,918      $ 109,711      $  79,480
Short-term borrowings                                  805             --             --             --            422
Long-term debt                                         268             --             --             --            114
Shareholders' equity                                28,671         24,350         24,350         41,423         25,164

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Navarre Corporation, a Minnesota corporation formed in 1983, is a provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including personal computer ("PC") software, audio and video titles, and interactive games. We maintain and leverage strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers and music labels and movie studios.

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games, DVD videos and independent music labels and artists. Our product lines contain a broad assortment of compact discs, PC software, video games and DVD/VHS videos sold to over 500 customers through over 18,000 locations internationally. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.

Upon the acquisition of Encore Software, Inc., we operate in two business segments: Home Entertainment Products and Encore Software, Inc. ("Encore"). Home Entertainment Products consist of two divisions: Navarre Distribution Services
(NDS) and Navarre Entertainment Media (NEM), while our Encore subsidiary engages in interactive publishing.

Through Navarre Distribution Services, we distribute non-proprietary or non-exclusive, entertainment products including PC software, major label music, DVD video, video games and accessories. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue growth of NDS in several ways: (i) by extending the number of software categories we serve, such as the productivity category, where we recently signed an agreement with Adobe Systems, Inc., which joins the publisher roster that includes other business and productivity lines from Microsoft Corporation, Symantec Corporation, Roxio, Inc. and Network Associates, Inc.; (ii) by expanding the presence in distribution of home entertainment content formats, such as DVD and interactive games; and (iii) by leveraging our unique mix of capabilities to deepen relationships with existing retailers and publisher clients.

Through Navarre Entertainment Media, we distribute proprietary, or exclusive, prerecorded music of primarily independent labels and their artists on CD and DVD audio, and video in DVD and VHS format to national and regional music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets throughout North America. We seek to significantly enhance our competitive position in independent music label distribution in several ways: (i) possible acquisition of competing independent distribution companies, (ii) continuing to seek new proprietary distribution opportunities, (iii) with increased ownership of content that broadens our reach across all musical genres, and (iv) exclusive licenses and outright strategic acquisition.

During the current fiscal year, we acquired the primary assets of Encore Software, Inc. ("Encore"). Encore is an interactive publisher in the video game and PC CD-ROM markets. Encore has been a leading publisher in the software market for nearly a decade. They have built solid expertise in product development, sales, distribution, marketing and public relations. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by a majority-owned Navarre subsidiary, which has been named Encore Software, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to customer programs and incentives, product returns, bad debt, inventories, investments, intangible assets, restructuring reserves, and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of product is recorded upon shipment. As a general matter, we establish an allowance for sale returns at the time the sale is recorded based on our trailing twelve months' experience by product line. These estimates are consistent with our historical experience. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives and estimated returns. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable, including advances and balances with independent labels, based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet their financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amounts we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on their historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount. These estimates are consistent with our historical experience.

Goodwill Impairment

We review goodwill for potential impairment annually and when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. If actual results are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.

Effective April 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. SFAS No. 142 also required that goodwill be reviewed for impairment at adoption and at least annually thereafter. As of March 31, 2003, we had $3.1 million of Goodwill, associated with the acquisition of Encore Software, Inc.

Cost Associated with Exit Activities

We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities on January 1, 2003. Since adoption, the present value of costs associated with location closings, primarily future lease costs, real estate taxes and common area maintenance, are charged to earnings when a location is vacated. When applicable, the liability is reduced by estimated future sublease income. Prior to our adoption of SFAS No. 146, a liability for location closings was recognized when management made the commitment to relocate or close the location. The adoption of SFAS No. 146 did not have a significant impact on our net earnings or financial position and we do not anticipant it will have a significant impact in the future.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."


                                            FISCAL YEARS ENDED MARCH 31,
                                     2003               2002               2001
                                  ------------       ------------       ------------
Net sales:
  Home Entertainment

      Distribution Services               83.7%              85.1%              85.6%
      Entertainment Media                 15.3               14.9               14.4
                                  ------------       ------------       ------------
  Encore Software                          1.0                 --                 --
                                  ------------       ------------       ------------
Total net sales                          100.0              100.0              100.0
Cost of sales                             87.4               89.2               88.1
                                  ------------       ------------       ------------
Gross profit                              12.6               10.8               11.9
Selling and marketing                      3.7                2.7                2.9
Distribution and warehousing               1.5                1.7                2.5
General and administrative                 5.6                5.6                6.2
Depreciation and amortization              0.6                0.5                1.0
Restructuring                               --                0.2                 --
                                  ------------       ------------       ------------
Total operating expenses                  11.4               10.7               12.7
                                  ------------       ------------       ------------
Income (loss) from operations              1.2                0.2               (0.8)
Interest expense                          (0.1)              (0.1)              (0.1)
Other income                               0.1                0.3                0.6
                                  ------------       ------------       ------------
Net income (loss)                          1.2                0.9               (3.5)
                                  ============       ============       ============


Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon bank borrowings, obtaining additional financing when required, dependency upon software developers and manufacturers, dependency upon recording artists, risks of returns and inventory obsolescence, effect of technology developments, effect of free music downloads, change in retailers methods of distribution, and the possible volatility of our stock price. See "Business - Forward-Looking Statements / Other Factors" in Item 1 of the Form 10-K.

HOME ENTERTAINMENT PRODUCTS

Net Sales

Net sales of home entertainment products were $355.9 million for fiscal 2003, $303.8 million for fiscal 2002, and $314.2 million for fiscal 2001. The 17.1% increase in net sales for fiscal 2003 was due to increased sales in both Distribution Services and Entertainment Media as discussed below and the 3.3% decrease in net sales for fiscal 2002 was due to lower sales in both Distribution Services and Entertainment Media as discussed below.

Net sales for Distributed Services were $300.8 million for fiscal 2003, $258.7 million for fiscal 2002, and $268.8 million for fiscal 2001. The 16.3% increase in net sales for fiscal 2003 was primarily due to the continued increase in our market share across all categories of the software industry, particularly with recent additions to our publisher roster of business and productivity lines. The 3.8% decrease in net sales for fiscal 2002 was primarily due to lower music and DVD sales, resulting from lack of hit releases from the major studios and record labels provided by the studios compared to prior years, coupled with lower overall industry sales resulting from the weaker economy.

Net sales for Entertainment Media were $55.1 million for fiscal 2003, $45.1 million for fiscal 2002, and $45.4 million for fiscal 2001. The 22.1% increase in net sales for fiscal 2003 was primarily due to NEM adding new content that broadens our reach across all musical genres and our rich offering of catalog titles continues to lessen our reliance on new releases. The slight decrease for fiscal 2002 was due to a lower volume of new releases.

Gross Profit

Gross profit of home entertainment products was $39.3 million or 11.1% as a percent of net sales for fiscal 2003, $32.9 million or 10.8% as a percent of net sales for fiscal 2002, and $37.4 million or 11.9% as a percent of net sales for fiscal 2001. The increase in gross profit and as a percentage of net sales for fiscal 2003 resulted from an increase in Entertainment Media's gross profit as discussed below. The decrease in gross profit and decrease as a percentage of net sales for fiscal 2002 was due to margin decreases in both Distribution Services and Entertainment Media as discussed below.

The gross profit from Distribution Services net sales was $30.9 million or 10.3% of Distribution Services net sales for fiscal 2003, $26.8 million or 10.4% of Distribution Services net sales for fiscal 2002 and $29.0 million or 10.8% of Distribution Services net sales for fiscal 2001. The decreases as a percentage of Distribution Services net sales for fiscal 2003 and 2002 were primarily due to changes in the mix of products, such as business and productivity products that have a lower gross margin percentage. Although some of the margins in these areas may be a little lower, the return rates tend to be slightly lower, thus causing a decrease in handling costs.

The gross profit from Entertainment Media net sales was $8.4 million or 15.2% of Entertainment Media net sales for fiscal 2003, $6.1 million or 13.5% of Entertainment Media net sales for fiscal 2002 and $8.4 million or 18.6% of Entertainment Media net sales for fiscal 2001. The increase in gross profit and as a percentage of Entertainment Media net sales for fiscal 2003 was attributable to a greater sales mix of higher margin product compared to last fiscal year. The decrease in gross profit and decrease as a percentage of net sales for fiscal 2002 was due to our election not to offer select discounts to certain customers and vendors due to an unstable economic environment, in addition to the restructuring charges from the relocation of our Hawaiian location to Minneapolis.

Operating Expenses

Selling and marketing expenses of home entertainment products were $10.7 million or 3.0% as a percent of net sales for fiscal 2003, $8.1 million or 2.7% as a percent of net sales for fiscal 2002, and $8.9 million or 2.8% as a percent of net sales for fiscal 2001. The increase in selling and marketing expenses and as a percent of net sales for fiscal 2003 was due to a higher level of sales. It was also attributable to us recording an expense in the third quarter of this year in connection with our purchase of specialty product display sales racks when revenue from that distribution method failed to achieve expected results. The decrease in selling and marketing expenses and as a percent of net sales for fiscal 2002 was due to the lower costs associated with improved management of and communication with our vendors to reduce the need for expedited freight.

Distribution and warehousing expenses of home entertainment products were $5.5 million or 1.5% as a percent of net sales for fiscal 2003, $5.2 million or 1.7% as a percent of net sales for fiscal 2002, and $8.0 million or 2.5% as a percent of net sales for fiscal 2001. The increase in distribution and warehousing expense for fiscal 2003 was due to a higher level of sales but the decrease as a percent of net sales was the effect of overall increased efficiencies. The decrease in distribution and warehousing expenses and decrease as a percent of net sales for distribution and warehousing expense for fiscal 2002 was primarily due to the capabilities and ensuing efficiencies derived from our fully automatic dedicated returns facility which has improved the handling of all the products we distribute.

General and administrative expenses of home entertainment products consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses of home entertainment products were $17.8 million or 5.0% as a percent of net sales for fiscal 2003, $16.9 million or 5.6% as a percent of net sales for fiscal 2002, and $17.6 million or 5.6% as a percent of net sales for fiscal 2001. The increase in general and administration expenses for fiscal 2003 was associated with the increase in sales and the decrease as a percent of net sales for general and administration expenses for fiscal 2003 was attributable to continued increased efforts to control expenses. The decrease in general and administration expenses for fiscal 2002 was due to increased efficiencies of IT expense as it relates to warehousing operations and better control of professional fees. General and administrative expenses of home entertainment products for fiscal 2002 included the restructuring costs of $316,000 associated with relocation of the Hawaiian location.

Depreciation and amortization of home entertainment products was $1.3 million in fiscal 2003, $1.5 million in fiscal 2002, and $1.3 million in fiscal 2001. Included in fiscal 2002 was a charge of $356,000 associated with the relocation of the Hawaiian location.

The net operating income for home entertainment products was $4.1 million for fiscal 2003, $521,000 for fiscal 2002, and $1.6 million for fiscal 2001.

Net income for home entertainment products for fiscal 2003 was $4.6 million, for fiscal 2002, before the impact of our investment in NetRadio Corporation net income was $1.2 million, and for fiscal 2001, net income was $3.6 million.

ENCORE SOFTWARE, INC.

On July 31, 2003, we acquired the assets of Encore Software, Inc. ("Encore"). Net sales for Encore for fiscal 2003 were $14.7 million including $11.2 million reported within Home Entertainment Products. Gross profit allocated to Encore was $5.8 million or 39.4% as a percent of net sales. Encore's total operating expenses were $5.8 million for fiscal 2003, including $2.2 million for sales and marketing expenses, $468,000 for licensing and development expenses, $2.3 million for general and administration expenses and $822,000 for depreciation and amortization expense, which included a charge of $501,000 for certain intangible assets that were deemed impaired by events subsequent to the acquisition. Encore's operating income was $41,000 and they had a net loss of $309,000.

eSPLICE, INC.

Net sales for eSplice were $37,000 for fiscal 2001. eSplice's total operating expenses were $4.0 million for fiscal 2001, including $219,000 for selling and promotion expenses, $1.8 million for general and administration expenses, and $1.9 million for depreciation and amortization expense, which included charges of $1.2 million for accelerated depreciation of impaired assets. The net operating loss for eSplice was $4.0 million for fiscal 2001. In the fourth quarter of fiscal 2001, our management and Board of Directors determined that we would not continue to support the further development of eSplice operations.

IMPACT OF INVESTMENT IN NETRADIO CORPORATION

Because we did not consolidate NetRadio's results for periods after November 5, 1999, NetRadio results for periods after November 5, 1999 are reflected in our financial statements using the equity method. Under the equity method, Navarre reported losses or gains in NetRadio for each period as "Impact of investment in NetRadio Corporation."

The impact of the investment in NetRadio Corporation was a gain of $63,000 for fiscal 2003, a gain of $1.5 million for fiscal 2002, and a loss of $10.3 million for fiscal 2001. This entity was dissolved on January 15, 2003.

OTHER INCOME AND EXPENSE

Interest expense was $194,000 for fiscal 2003, $173,000 for fiscal 2002 and $223,000 for fiscal 2001. The increase in interest expense for fiscal 2003 was primarily due to having a credit facility in place for the full year. Other income, which consists principally of interest income, was $328,000 for fiscal 2003, $884,000 for fiscal 2002 and $2.0 million for fiscal 2001. Lower interest rates resulted in the decrease for fiscal 2003 and in an overall lower return on capital. The decrease for fiscal 2002 resulted from not having a principal balance on the note from NetRadio.

We had net income of $4.3 million for fiscal 2003, $2.7 million for fiscal 2002 and a net loss of $10.9 million for fiscal 2001.

Due to the accumulated losses from prior years, we have not recorded any tax benefit.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have no bank debt, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, proceeds from the sale of equity securities and cash flows from operations. The level of borrowings has historically fluctuated significantly during the year. At March 31, 2003, we had net accounts receivable of $54.8 million, inventory of $22.8 million, accounts payable of $67.1 million and no bank debt.

For the fiscal year ended March 31, 2003, net sales were $359.4 million, an increase of $55.6 million from net sales of $303.8 million in fiscal 2002. We had net income of $4.3 million during the year. We generated net cash of $1.3 million from operations. During the period, accounts receivable increased by $7.5 million and inventories increased by $5.5 million. Accounts payable and accrued expenses increased by $13.5 million. Investing activities used $9.3 million of cash of which $8.3 million was related with the acquisition of Encore and $1.0 million for the purchase of furniture, equipment and leasehold improvements. We used net cash of $536,000 in financing activities during the period primarily for the repayment of a note acquired with the acquisition of Encore.

In October 2001, we entered into an agreement with General Electric Capital Corporation for a three-year $30 million credit facility. On June 24, 2003, we amended the agreement to increase the credit facility to $40 million and extend the agreement until June 2007. During fiscal year 2003, the maximum amount we borrowed under the credit facility was $7.3 million. As of March 31, 2003, we had no balance under this facility. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2004 to meet our seasonal working capital requirements.

We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our credit facility will be sufficient to satisfy our working capital requirements and finance anticipated expansion plans and strategic initiatives for the next fiscal year.

During the current fiscal year, we acquired the primary assets of Encore Software, Inc. ("Encore") pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 (collectively, the "Purchase Agreement"). The transaction was approved by the Bankruptcy Court for the Central District of California and closed on August 2, 2002. We paid approximately $7.9 million in cash and assumed $1.6 million in debt. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. We acquired Encore, an interactive publisher in the video game and PC CD-ROM markets, to enable us to more actively participate in the high growth video game industry and enable us to further extend our direct distribution relationships with large retailers generating solid sell-through of Encore titles. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The allocation of the purchase price to the assets acquired was finalized in the fourth quarter of fiscal 2003. The final purchase price resulted in an increase of $786,000 to goodwill from our preliminary allocation. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment at least annually.

CONTRACTUAL OBLIGATIONS

The following table presents information regarding contractual obligations by fiscal year (in thousands).

                       2004         2005         2006         2007         2008      THEREAFTER
                     --------     --------     --------     --------     --------    ----------

Operating leases        1,134          892          491          501          501        2,724
                     --------     --------     --------     --------     --------     --------
Total                   1,134          892          491          501          501        2,724
                     ========     ========     ========     ========     ========     ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments. The Company does not hold or issue financial instruments for trading purposes, and it does not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates because the Company has few foreign relationships and substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Based on the controls in place and the relative size of the financial instruments entered into, the Company believes the risks associated with not using these instruments will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In addition, the Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities. See the Notes to Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

In the normal course of business, the Company is exposed to market risks, including changes in interest rates and price changes that could affect the Company's operating results. As of March 31, 2003, fluctuations in interest rates, exchange rates and price changes would not have a material effect on the Company's financial position or operating results.

INTEREST RATE RISK

The Company places its cash and cash equivalents, which generally have a term of less than 90 days, with a high-quality financial institution and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of March 31, 2003, the Company had cash and cash equivalents totaling approximately $10,485,000. Due to the short-term nature of these instruments, the carrying value approximates market value. If, during the fiscal year 2004, average short-term interest rates decreased by 1.0% over fiscal year 2003 average rates, the Company's projected interest income from short-term investments would decrease by approximately $6,000, assuming a similar level of investments in fiscal year 2004.

PRICE RISK

As of March 31, 2003, the Company held cash and cash equivalents and marketable securities with an aggregate fair market value of $10,485,000. All of the Company's marketable securities are held as cash or in cash-equivalent investments. The value of such investments should be subject to only very limited price fluctuations.

FOREIGN CURRENCY RISK

The Company has a limited number of foreign transactions. Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Therefore, fluctuations in the value of the dollar as compared to other foreign currencies have not had an effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of Navarre and the Report of Independent Auditors thereon are included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in the our Proxy Statement for the Annual Meeting of Shareholders to be held on September 10, 2003 (the "2003 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the fiscal year ended March 31, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is contained in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

   (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1)      Financial Statements. Our following financial statements and the Report of Independent Auditors thereon are set forth at the end of this document.

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of March 31, 2003 and 2002

                  Consolidated Statements of Operations for each of the three years in the period ended March 31, 2003, 2002 and 2001.

                  Consolidated Statements of Shareholders' Equity as of March
                     31, 2003, 2002 and 2001

                  Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2003, 2002 and 2001.

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule for each of the three years in the period ended March 31, 2003

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

                  10.2 *Employment Agreement, January 2, 2002, between us and Charles E. Cheney, incorporated herein by reference from Exhibit 10.2 to Form 10-K, for year ended March 2002.

                  10.3 *Employment Agreement between Encore Software, Inc. and Michael Bell.

                  10.4 Stock Buy and Sell Agreement, dated August 24, 2002, between Encore Software, Inc. and Michael Bell.

                  10.5 Stock Purchase Agreement, dated August 24, 2002, between Encore Software, and Michael Bell.

                  10.6 *1992 Stock Option Plan, amended and restated, incorporated herein by reference from Exhibit 10.3 to Form 10-K, for year ended March 2002.

                  10.7 *Form of Individual Stock Option Agreement under 1992 Stock Option Plan, incorporated herein by reference from Exhibit 10.4 to our Registration Statement on Form S-1 (No. 333-68392).

                  10.8 *Form of Termination Agreement for our Executives, incorporated herein by reference from Exhibit 10.2 to Form 10-Q, for the period ended December 31, 2001.

                  10.9 Lease dated March 12, 1998 between us and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN, incorporated herein by reference from Exhibit 10.6 to Form 10-K, for year ended March 31, 1999.

                  10.10 Lease dated May 1, 1999 between us and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN, incorporated herein by reference from
                           Exhibit 10.7 to Form 10-K, for year ended March 31, 1999.

                  10.10.1  Amendments No. 1, 2 and 3 to Lease Agreement.

                  10.11 Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California.

                  10.11.1  Amendment No. 1 to Lease Agreement

                  10.12 Credit Agreement, dated October 3, 2001, between General Electric Capital Corporation and us, incorporated herein by reference from Exhibit 10.1 to Form 10-Q, for the period ended September 30, 2001.

                  10.12.1 Amendment No. 1 to Loan Documents, dated March 4, 2002, incorporated herein by reference from Form 10-K, for year ended March 2002.

                  10.12.2 Amendment No. 2 to Loan Documents, dated August 2, 2002, incorporated herein by reference from Form 10-Q, for the period ended September 30, 2002.

                  10.12.3  Amendment No. 3 to Loan Documents, dated June 24,
                           2003.

                  10.12.4  Amendment No. 4 to Loan Documents, dated June 24,
                           2003.

                  23.1     Consent of Ernst & Young LLP.

                  99.1 Certificate of Chief Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

                  * Indicates management contract or compensatory plan or
                     agreement required to be filed as an exhibit pursuant to
                     Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NAVARRE CORPORATION
                                     (Registrant)


June 27, 2003                        By    /s/ Eric H. Paulson
                                        ------------------------------------
                                               Eric H. Paulson
                                               Chairman of the Board, President
                                               and Chief Executive Officer


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

           Signature                                Title                               Date
--------------------------------        ---------------------------------           -------------

      /s/ Eric H. Paulson               Chairman of the Board, President            June 27, 2003
--------------------------------        and Chief Executive Officer
        Eric H. Paulson

     /s/ Charles E. Cheney              Treasurer and Secretary                     June 27, 2003
--------------------------------
       Charles E. Cheney

      /s/ James Gilbertson              Vice President and                          June 27, 2003
--------------------------------        Chief Financial Officer
        James Gilbertson

       /s/ James G. Sippl               Director                                    June 27, 2003
--------------------------------
         James G. Sippl

      /s/ Michael L. Snow               Director                                    June 27, 2003
--------------------------------
        Michael L. Snow

         /s/ Alfred Teo                 Director                                    June 27, 2003
--------------------------------
           Alfred Teo

          /s/ Tom Weyl                  Director                                    June 27, 2003
--------------------------------
            Tom Weyl

     /s/ Dickinson G. Wiltz             Director                                    June 27, 2003
--------------------------------
       Dickinson G. Wiltz

                                 CERTIFICATIONS

         I, Eric H. Paulson, certify that:

         1. I have reviewed this annual report on Form 10-K of Navarre Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003                             By    /s/ Eric H. Paulson
                                                --------------------------------
                                                Eric H. Paulson
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                 CERTIFICATIONS

         I, James Gilbertson, certify that:

         1. I have reviewed this annual report on Form 10-K of Navarre Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003                                   By  /s/ James Gilbertson
                                                    ----------------------------
                                                    James Gilbertson
                                                    Vice President and
                                                    Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
April 25, 2003

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)



                                                                               AS OF MARCH 31,
                                                                             2003            2002
                                                                           ---------      ---------
ASSETS
Current assets:

      Cash                                                                 $  10,485      $  18,966
      Accounts receivable, less allowance for doubtful accounts
            and sales returns of $4,833 in 2003 and $2,411 in 2002            54,787         42,666
      Inventories                                                             22,828         15,316
      Prepaid expenses and other current assets                                4,845            163
                                                                           ---------      ---------
Total current assets                                                          92,945         77,111

Property and equipment, net of accumulated depreciation of
      $5,633 in 2003 and $5,089 in 2002                                        3,585          3,028

Other assets:
      Notes receivable, related parties                                          800            289
      Goodwill                                                                 3,109             --
      Other assets                                                               690            657
                                                                           ---------      ---------

Total assets                                                               $ 101,129      $  81,085
                                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Note payable                                                         $     805      $      --
      Accounts payable                                                        67,093         54,305
      Accrued expenses                                                         4,292          2,430
                                                                           ---------      ---------
Total current liabilities                                                     72,190         56,735

      Note payable, long-term                                                    268             --
                                                                           ---------      ---------
 Total liabilities                                                            72,458         56,735

Shareholders' equity Common stock, no par value:

           Authorized shares - 100,000,000
           Issued and outstanding shares - 21,616,187 in 2003 and 2002        91,404         91,404
      Retained deficit                                                       (62,733)       (67,054)
                                                                           ---------      ---------
Total shareholders' equity                                                    28,671         24,350
                                                                           ---------      ---------

                                                                           ---------      ---------
Total liabilities and shareholders' equity                                 $ 101,129      $  81,085
                                                                           =========      =========

See accompanying notes.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                   FISCAL YEARS ENDED MARCH 31,
                                                                2003           2002           2001
                                                              ---------      ---------      ---------

Net sales                                                     $ 359,384      $ 303,817      $ 314,199

Cost of sales                                                   314,253        270,924        276,778
                                                              ---------      ---------      ---------

Gross profit                                                     45,131         32,893         37,421

Operating expenses:
    Selling and marketing                                        13,330          8,098          9,132
    Distribution and warehousing                                  5,514          5,202          7,990
    General and administrative                                   20,046         16,909         19,451
    Depreciation and amortization                                 2,117          1,491          3,212
    Restructuring                                                    --            672             --
                                                              ---------      ---------      ---------
                                                                 41,007         32,372         39,785
                                                              ---------      ---------      ---------

Income(loss) from operations                                      4,124            521         (2,364)

Other income (expense):
    Interest expense                                               (194)          (173)          (223)
    Other income                                                    328            884          2,000
                                                              ---------      ---------      ---------

Income(loss) before impact of investment in NetRadio Corp         4,258          1,232           (587)

Impact of investment in NetRadio Corporation                         63          1,480        (10,338)
                                                              ---------      ---------      ---------
Net income(loss)                                                  4,321          2,712        (10,925)

Excess of preferred stock buyback                                    --             --           (793)
                                                              ---------      ---------      ---------
Net income(loss) available to common shareholders             $   4,321      $   2,712      $ (11,718)
                                                              =========      =========      =========

Basic income(loss) per share                                  $     .20      $     .12      $    (.47)
                                                              =========      =========      =========
Diluted income(loss) per share                                $     .20      $     .12      $    (.47)
                                                              =========      =========      =========

Basic weighted average common shares outstanding                 21,616         22,553         25,137
Diluted weighted average common shares outstanding               21,841         22,575         25,137

See accompanying notes.

                               NAVARRE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)



                                                PREFERRED                   COMMON                     RETAINED
                                                 SHARES      PREFERRED      SHARES        COMMON       EARNINGS        UNEARNED
                                                 ISSUED       STOCK         ISSUED         STOCK       (DEFICIT)     COMPENSATION
                                                ---------    ---------    -----------    ---------    -----------    ------------
Balance at March 31, 2000                          34,000    $   8,010     23,534,435    $  91,501    $   (58,051)   $       (37)
   Preferred share conversion                     (20,390)      (4,804)     2,115,057        4,804             --             --
   Stock option compensation                           --           --             --           53             --             --
   Shares issued upon exercise of stock
     options                                           --           --          5,512           13             --             --
   Repurchase of preferred shares                 (13,610)      (3,206)            --           --           (790)            --
   Repurchase of common shares                         --           --     (1,624,625)      (2,255)            --             --
   Net loss                                            --           --             --           --        (10,925)            --
   Amortization of unearned compensation               --           --             --           --             --             37
                                                ---------    ---------    -----------    ---------    -----------    -----------
Balance at March 31, 2001                              --    $      --     24,030,379    $  94,116    $   (69,766)   $        --
   Repurchase of common shares                         --           --     (2,414,192)      (2,712)            --             --
   Net income                                          --           --             --           --          2,712             --
                                                ---------    ---------    -----------    ---------    -----------    -----------
Balance at March 31, 2002                              --    $      --     21,616,187    $  91,404    $   (67,054)   $        --
   NET INCOME                                          --           --             --           --          4,321             --
                                                ---------    ---------    -----------    ---------    -----------    -----------
BALANCE AT MARCH 31, 2003                              --    $      --     21,616,187    $  91,404    $   (62,733)   $        --
                                                =========    =========    ===========    =========    ===========    ===========



See accompanying notes

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             FISCAL YEARS ENDED MARCH 31,
                                                                        2003           2002             2001
                                                                    ------------    ------------    ------------
OPERATING ACTIVITIES

Net income (loss)                                                   $      4,321    $      2,712    $    (10,925)
Adjustments to reconcile net income(loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        2,117           1,847           3,212
      Amortization of unearned compensation                                   --              --              37
      Equity in loss of NetRadio Corporation                                 (63)         (1,480)         10,338
      Stock option compensation                                               --              --              47
      Value of NetRadio stock issued to vendor                                --              --             200
      Write-off of notes receivable                                          258              56             292
      Changes in operating assets and liabilities:
          Accounts receivable                                             (7,506)          5,208           8,609
          Inventories                                                     (5,495)          7,313            (208)
          Prepaid expenses and assets                                     (5,831)           (481)             (9)
          Accounts payable and accrued expenses                           13,545         (12,833)          1,289
                                                                    ------------    ------------    ------------
Net cash provided by operating activities                                  1,346           2,342          12,882

INVESTING ACTIVITIES

Acquisition of Encore                                                     (7,546)             --              --
Notes receivable, related parties                                           (769)           (289)             27
Payments on NetRadio Note                                                     63           1,480           1,000
Purchases of equipment and leasehold improvements                         (1,039)           (973)         (4,288)
                                                                    ------------    ------------    ------------
Net cash (used in) provided by investing activities                       (9,291)            218          (3,261)

FINANCING ACTIVITIES

Proceeds from note payable, bank                                              --              --           5,000
Payments on note payable, bank                                                --              --          (5,000)
Repayment of note                                                           (536)             --              --
Repurchase of Navarre common stock                                            --          (2,712)         (2,255)
Repurchase of Class B preferred stock                                         --              --          (4,000)
Proceeds from exercise of common stock options                                --              --              13
                                                                    ------------    ------------    ------------
Net cash used in financing activities                                       (536)         (2,712)         (6,242)
                                                                    ------------    ------------    ------------

Net (decrease) increase in cash                                           (8,481)           (152)          3,379
Cash at beginning of year                                                 18,966          19,118          15,739
                                                                    ------------    ------------    ------------
Cash at end of year                                                 $     10,485    $     18,966    $     19,118
                                                                    ============    ============    ============

NON CASH ITEMS:
  Conversion of preferred stock to common stock                               --              --    $      4,804



See accompanying notes.

                               NAVARRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.       BUSINESS DESCRIPTION

Navarre Corporation, a Minnesota corporation formed in 1983, is a provider of distribution, fulfillment and marketing services for a broad range of home entertainment and multimedia products, including PC software, audio and video titles, and interactive games. The Company maintains and leverages strong relationships on both ends of the content distribution chain, including relationships with leading national retailers, wholesalers and rackjobbers, as well as major publishers and music labels and movie studios.

The Company is recognized as an industry leader in the distribution of consumer PC software, interactive video games, DVD videos and independent music labels and artists. Its product lines contain a broad assortment of compact discs, PC software, video games and DVD/VHS videos sold to over 500 customers through over 18,000 locations internationally. Its broad base of customers include (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.

In addition, through its majority-owned subsidiary, Encore Software, Inc., Navarre is an interactive publisher in the video game and PC CD-ROM markets by enabling them to more actively participate in the high growth video game industry and enabling them to further extend their direct distribution relationships with large retailers generating solid sell-through of Encore titles.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The financial statements include the accounts of the Company and its majority-owned subsidiary Encore Software, Inc. and its formerly majority-owned subsidiaries, eSplice, Inc. and NetRadio Corporation (collectively, the Company). All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. Obsolescence reserves were $1,018,000 on March 31, 2003 in connection with Encore products.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method for leasehold improvements and accelerated methods for equipment over estimated useful lives. Estimated useful lives by major asset categories are as follows.

               ASSET                                                              LIFE IN YEARS
               -----                                                              -------------
               Furniture and Fixtures                                                   7
               Office Equipment                                                         5
               Computer Equipment                                                       3
               Warehouse Equipment                                                      5
               Leasehold Improvements                                                  10

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Since adoption, the present value of costs associated with location closings, primarily future lease costs, are charged to earnings when a location is vacated. Prior to this, the liability was recognized when we made the decision to close the location.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Statement also required that we review goodwill for impairment at adoption and at least annually thereafter.

Prior to the adoption of FASB Statement 142, goodwill was amortized on a straight-line basis over 5 to 15 years. This resulted in amortization expense for fiscal years 2002 and 2001 of 356,000 and 35,000 respectively. Also included in amortization expense for the current fiscal year was a charge related to a contract-rights related intangible asset of $501,000. The net book value of the remaining asset is $225,000 and will continue to be amortized over the remaining life of the asset.

In the fourth quarter of fiscal 2003, we completed our annual impairment testing of goodwill related to our acquisition of Encore Software and determined there was no impairment. Fair values were determined utilizing widely accepted valuation techniques including a discounted cash flows model. Encore's fair value was based on the then current expectations for the business in light of the existing software environment and the uncertainty associated with software products.


(in thousands, except per share amounts)                        FISCAL YEARS ENDED MARCH 31,
                                                             2003           2004           2005
                                                         ------------   ------------   ------------
Net income (loss), as reported                           $      4,321   $      2,712   $    (11,718)
Add back goodwill amortization, net of tax                         --            356             35
                                                         ------------   ------------   ------------
Adjusted net income (loss)                               $      4,321   $      3,068   $    (11,683)

Basic and diluted income (loss) per share, as reported   $        .20   $        .12   $       (.47)
Add back goodwill amortization                                     --            .02             --
                                                         ------------   ------------   ------------
Adjusted basic and diluted income (loss) per share       $        .20   $        .14   $       (.47)
                                                         ------------   ------------   ------------

The changes in the carrying amount of goodwill by segment were as follows: (in thousands)

                                                    HOME ENTERTAINMENT       ENCORE       CONSOLIDATED

Balances at March 31, 2000                              $        391      $         --    $        391
Systematic amortization of goodwill                              (35)                              (35)
                                                        ------------      ------------    ------------
Balances as of March 31, 2001                                    356                --             356
Systematic amortization of goodwill                             (356)               --            (356)
                                                        ------------      ------------    ------------
Balances as of March 31, 2002                                     --                --              --
Goodwill resulting from acquisitions                              --             2,323           2,323
Final purchase price allocation adjustment                                         786             786
                                                        ------------      ------------    ------------
Balances as of March 31, 2003                           $         --      $      3,109    $      3,109

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

CLASSIFICATION OF SHIPPING COSTS

Costs incurred with the shipment of product between the Company and its vendors are classified in cost of goods sold. These costs were $1,660,000, $922,000, and $1,129,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $6,259,000, $5,366,000, and $6,326,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

STOCK-BASED COMPENSATION

The Company has a stock option plan for officers, key employees and directors, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to apply disclosure-only provisions of SFAS 123 as amended by SFAS No. 148. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.


         (In thousands, except for per share data)
                                                                                      FISCAL YEARS ENDED MARCH 31,
                                                                               2003           2002             2001
                                                                           ------------    ------------    ------------
Net income (loss), as reported                                             $      4,321    $      2,712    $    (10,925)
Add: Stock-based compensation, as reported                                           --              --              --
Deduct: Total stock-based compensation determined under
    fair value based method for all awards                                         (694)           (529)         (1,670)
                                                                           ------------    ------------    ------------
Adjusted net income (loss), fair value method for all stock-based awards   $      3,627    $      2,183    $    (12,595)

Basic and diluted income (loss) per share - as reported                    $        .20    $        .12    $       (.47)
Basic and diluted income (loss) per share - SFAS No. 123 adjusted          $        .17    $        .10    $       (.50)

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.9%, 3.5%, and 4.6%, for 2003, 2002, and 2001, respectively; volatility factor of the expected market price of the Company's common stock of 73%, 117%, and 134%; and a weighted-average expected life of the option of five years.

The weighted average fair value of options granted in 2003, 2002, and 2001 was $0.87, $0.91, and $2.00 per share, respectively.

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

EARNINGS PER COMMON SHARE

The basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:


       (In thousands, except for per share data)                       FISCAL YEARS ENDED MARCH 31,
                                                                  2003           2002           2001
                                                              ------------   ------------   ------------
Numerator

   Net income (loss)                                          $      4,321   $      2,712   $    (10,925)
      Less excess of preferred share buyback                            --             --           (793)
      Adjusted net income (loss) applicable to common stock   $      4,321   $      2,712   $    (11,718)
                                                              ============   ============   ============
Denominator for basic earnings (loss) per
     share - weighted average shares                                21,616         22,553         25,137

Dilutive securities:  Employee Stock Options                           225             22             --
Denominator for diluted earnings (loss) per
     share - weighted average shares                                21,841         22,575         25,137
                                                              ============   ============   ============
Basic earnings (loss) per share                               $        .20   $        .12   $       (.47)
                                                              ============   ============   ============
Diluted earnings (loss) per share                             $        .20   $        .12   $       (.47)
                                                              ============   ============   ============

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

VENDOR ALLOWANCES

The Company receives allowances from vendors as a result of purchasing their products. In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration received from a Vendor, vendor allowances are initially deferred. The deferred amounts are then recorded as a reduction of cost of goods sold when the related product is sold.

PREPAID SOFTWARE DEVELOPMENT COSTS

Software costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begin when the software product is available for general release to customers or shipment has begun.

RESTRUCTURING

In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in the Company recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges include $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through March 31, 2003, the Company has paid or incurred all of the $831,000 charge.

                                        INCURRED THOUGH    BALANCE AS OF
                         TOTAL CHARGE    MARCH 31, 2003   MARCH 31, 2003
                        --------------  ---------------   --------------
Inventory write-downs   $      159,000   $      159,000               --
Severance costs                131,000          131,000               --
Impairment charge              356,000          356,000               --
Other                          185,000          185,000               --
                        --------------   --------------   --------------
                        $      831,000   $      831,000               --
                        --------------   --------------   --------------

3.       ACQUISITIONS

During the current fiscal year, the Company acquired the primary assets of Encore Software, Inc. ("Encore") pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 (collectively, the "Purchase Agreement"). The transaction was approved by the Bankruptcy Court for the Central District of California and closed on August 2, 2002. The Company paid approximately $7.9 million in cash and assumed $1.6 million in debt. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. Navarre acquired Encore, an interactive publisher in the video game and PC CD-ROM markets, to enable it to more actively participate in the high growth video game industry and enable it to further extend our direct distribution relationships with large retailers generating solid sell-through of Encore titles. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The allocation of the purchase price to the assets acquired was finalized in the fourth quarter of fiscal 2003. The final purchase price resulted in an increase of $786,000 to goodwill from our preliminary allocation. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment at least annually.

The final purchase price allocation was as follows: (in thousands)


Cash                                        $        354
Accounts receivable, net of allowances             3,333
Inventories                                          617
Prepaid expenses and other current assets          2,067
Property and equipment                             1,134
Goodwill                                           3,109
Current liabilities                               (1,105)
                                            ------------
TOTAL PURCHASE PRICE                        $      9,509

4.       RELATED PARTY TRANSACTIONS

During fiscal year 2002, the Company entered into a five year amended employment contract with its Chief Executive Officer. The agreement includes a loan to the executive for a maximum of $1,000,000, of which $800,000 was outstanding at March 31, 2003. Under the terms of the loan, $200,000 of the $1,000,000 principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2004, 2005, 2006 and 2007. During fiscal 2003, the Company forgave $200,000 of principal and interest. The outstanding note amount bears an annual interest rate of 5.25%.

Subsequent to the Company's acquisition of the assets of Encore Software, Inc. ("Encore") on August 24, 2002, the Company entered into a five-year agreement with Michael Bell, to serve as Chief Executive Officer of Encore Software, Inc. On the same date, it also entered into a stock purchase agreement with Mr. Bell under which he acquired 20,000 of the 100,000 outstanding shares of Encore. In connection with the stock purchase, a stock buy and sell agreement was entered into between Mr. Bell and Encore.

We also paid a consulting fee of $187,000 to Michael Snow, a member of the Company's Board of Directors, for consulting services provided in conjunction with the acquisition of Encore Software, Inc.

5.       BANK FINANCING AND DEBT

On October 3, 2001, the Company entered into an agreement with General Electric Capital Corporation for a three-year $30 million credit facility. On June 24, 2003, the Company amended the agreement and increased the credit facility to $40 million and extended the agreement until June 2007. In association with this agreement, we also pay certain facility and agent fees. During fiscal year 2003, the maximum amount the Company borrowed under the credit facility was $7.3 million. As of March 31, 2003, the Company had no balance under this facility. Under this agreement the Company is required to meet certain covenants. The Company is in compliance with these covenants as of March 31, 2003.

Interest under the GE Capital line of credit is at the Index Rate plus .25% (4.5%) at March 31, 2003 and is payable monthly.

Interest paid was $194,000, $173,000, and $223,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

6.       SHAREHOLDERS' EQUITY

On May 1, 1998, the Company issued 1,523,810 shares of Class A Convertible Preferred Stock in a private placement to a group of investors for aggregate consideration of $20 million. The Class A Convertible Preferred Stock was issued at a price of $13.125 per share and was convertible into five shares of Navarre common stock at any time after June 30, 1998. All of the Class A Convertible Preferred Stock was converted into common stock in fiscal 2000. In addition, for each share of Class A Convertible Preferred Stock acquired, each investor received a five-year warrant to purchase five shares of Navarre common stock at a price $3.50 per share. The Company also issued warrants to the private placement agent to purchase 380,953 shares of common stock at $2.625 per share. During fiscal 1999, 7,913,815 common stock warrants were exercised for $27,348,500. There were 72,408 warrants outstanding at March 31, 2003. The warrants expired May 1, 2003. The Class A Convertible Preferred Stock paid cumulative quarterly dividends of ten percent (10%) payable beginning June 30, 1998. Total cash and stock dividends paid in fiscal year 1999 were $594,000. No cash or stock dividends were paid in fiscal year 2003, 2002, or 2001.

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

On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. During the years ending March 31, 2002 and 2001, Navarre repurchased 2,414,192 and 1,624,625 shares, respectively, for an average price of $1.23. Navarre did not repurchase any shares during the fiscal year ending March 31, 2003.

7.       STOCK OPTIONS AND GRANTS

The Company has a stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:

                             PLAN OPTIONS                    WEIGHTED AVERAGE
                            AVAILABLE FOR   PLAN OPTIONS    EXERCISE PRICE PER
                               GRANT        OUTSTANDING          SHARE
                            -------------   ------------    ------------------

Balance on March 31, 2000        854,298       1,451,168        $       3.02
   Granted                      (563,000)        563,000                3.12
   Canceled                       97,881         (97,881)               3.92
   Terminated                    147,766        (147,766)               2.25
   Exercised                          --          (5,512)               2.32
                            ------------    ------------        ------------
Balance on March 31, 2001        536,945       1,763,009        $       4.32
   Additional shares             750,000              --                  --
   Granted                      (494,000)        494,000                1.10
   Canceled                      141,400        (141,400)               3.78
   Terminated                    129,709        (129,709)               3.99
                            ------------    ------------        ------------
Balance on March 31, 2002      1,064,054       1,985,900        $       3.77
   GRANTED                    (1,294,252)      1,294,252                1.56
   CANCELED                      151,000        (151,000)               2.60
   TERMINATED                     91,200         (91,200)               3.00
                            ------------    ------------        ------------
BALANCE ON MARCH 31, 2003         12,002       3,037,952        $       2.91
                            ============    ============        ============

On February 6, 2003, options were granted to officers and members of senior management of the Company totaling 730,000 shares. Plan Options Available for Grant prior to the grant on February 6, 2003 was only 637,754 shares. 112,248 shares of the grant were held pending shareholder approval at the Company's Annual Meeting on September 10, 2003. The 112,248 shares were originally priced on February 6, 2003 at $1.73. Upon shareholder approval of these shares, the stock price at the date of approval will be compared to the price given on February 6, 2003 and compensation will be recorded as necessary.

The exercise price of options outstanding at March 31, 2003 ranged from $0.93 to $15.38 per share, as summarized in the following table:

                            SHARES
                          OUTSTANDING      WEIGHTED AVERAGE     NUMBER OF     WEIGHTED AVERAGE
        RANGE OF          AT MARCH 31,        REMAINING          SHARES          EXERCISE
    EXERCISE PRICE           2003         CONTRACTUAL LIFE     EXERCISABLE    PRICE PER SHARE
-----------------------   ------------    -----------------    ------------   ---------------
     $ 0.93 - $  1.41          858,000       4.59 years             122,800   $          1.22
     $ 1.48 - $  1.91          879,752       4.39 years              63,600   $          1.53
     $ 2.10 - $  3.28          751,100       2.13 years             504,900   $          3.06
     $ 3.69 - $ 15.38          549,100       2.50 years             345,700   $          7.54
-----------------------   ------------    -----------------    ------------   ---------------
                             3,037,952       3.39 YEARS           1,037,000   $          4.24
                          ============    ==================   ============   ===============

The number of options exercisable at March 31, 2003, 2002, and 2001 was 1,037,000, 753,975, and 563,309, respectively, at a weighted average exercise price of $4.24, $4.39, and $4.32, per share, respectively.

The Company has granted 100,000 and 250,000 options, respectively, to two current key employees. The options were deemed commensurate with their level of responsibility. The options vest depending on attaining certain performance-based criteria. The performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting. The options expire September 21, 2006 and September 6, 2008, respectively,

8.       INCOME TAXES

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2003 and 2002 (in thousands):

                                      FISCAL YEARS ENDED MARCH 31,
                                         2003            2002
                                     ------------    ------------
Net operating loss carryforward      $      9,147    $     12,516
Collectablity reserves               $      3,231           2,108
Allowance for sales returns          $      2,071             520
Book/tax depreciation                $         55              86
Reserve for sales discounts          $        167             189
Accrued vacations                    $        267             115
Inventory - uniform capitalization   $         59              89
                                     ------------    ------------
                                     $     14,997    $     15,623
Valuation allowance                  $    (14,997)        (15,623)
                                     ------------    ------------
Total deferred tax assets            $         --    $         --
                                     ============    ============

At March 31, 2003 the Company has net operating loss carryforwards of approximately $22,868,947, which will begin to expire in 2014.

A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

                                                               FISCAL YEARS ENDED MARCH 31,
                                                           2003             2002             2001
                                                       ------------     ------------     ------------
Tax expense (benefit) at statutory rate                $      1,467     $        922     $     (3,715)
State income taxes (benefit), net of federal benefit            259              162           (2,354)
Valuation allowance                                          (1,789)          (1,117)           5,354
Equity loss in NetRadio                                          --               --              591
Other                                                            63               33              124
                                                       ------------     ------------     ------------
                                                       $          0     $          0     $          0
                                                       ============     ============     ============
Effective tax rate                                                0%               0%               0%
                                                       ============     ============     ============

Cash paid (received) for income taxes was $0, $0, and $0 for the years ended March 31, 2003, 2002 and 2001, respectively.

9.       COMMITMENTS

LEASES

The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent.

Total rent expense was $1,779,000, $1,736,000, and $1,731,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2002 (in thousands):


                        2004                                      $ 1,134
                        2005                                          892
                        2006                                          491
                        2007                                          501
                        2008                                          501
                        Thereafter                                  2,724
                                                                  =======
                                                                  $ 6,243
                                                                  =======

10.      MAJOR CUSTOMERS

The Company has three major customers who accounted for 47%, 45%, and 49% of sales in fiscal 2003, 2002, and 2001, respectively. Each of the three customers accounted for over 10% of the net sales in each fiscal year.

11.      401K PLAN

The Company has a 401k plan, which covers substantially all full-time employees. The Company contributed $101,139, $91,596, and $90,846 to the plan for the years ended March 31, 2003, 2002, and 2001, respectively.

12.      BUSINESS SEGMENTS

Navarre currently operates two business segments: Home Entertainment Products, which consists of Navarre Distribution Services (NDS) and Navarre Entertainment Media (NEM), and Encore Software, Inc.

Through NDS, we distribute non-proprietary entertainment products including PC software, major label music and DVD video. Through NEM, we distribute proprietary prerecorded music of primarily independent artists and labels on CD and DVD audio, and video in DVD and VHS format to national and retail music retailers, rackjobbers, and one-stops throughout the United States and Canada. Through Encore, a leading interactive publisher in the PC CD-ROM and videogame markets, we offer a broad range of PC titles under internationally recognized brands such as Sesame Street(TM), Dragon Tales(TM) and Kaplan(TM). Encore also publishes best-selling software compilations in the game, education and kids software markets.

The following table provides information by business segment:


       (In thousands)
       FISCAL YEAR 2003        HOME ENTERTAINMENT      ENCORE      ELIMINATIONS   CONSOLIDATED
----------------------------   ------------------   ------------   ------------   ------------
Net Sales                           355,884               14,715         11,215        359,384
Operating Profit:                    39,330                5,801             --         45,131
Depreciation Expense:                 1,296                  321             --          1,617
Interest Expense:                       149                   45             --            194
Gain on NetRadio Investment:             63                   --             --             63
Capital Expenditures:                   994                   45             --          1,039
Total Assets:                        99,155               14,797         12,823        101,129

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

The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the period ended March 31, 2003. (In thousands, except per share amounts)


                                                             QUARTER ENDED
                                         JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                      ------------    ------------   ------------   ------------
FISCAL YEAR 2003
Net Sales                             $     69,974    $     88,864   $    116,897   $     83,649
Gross profit                                 8,048          11,432         14,087         11,564
Net income (loss)                     $        198    $        676   $      3,005   $        442
                                      ============    ============   ============   ============
Net income (loss) per common share:
Basic and diluted                     $        .01    $        .03   $        .14   $        .02
                                      ============    ============   ============   ============


FISCAL YEAR 2002
Net Sales                             $     54,485    $     67,676   $    116,040   $     65,616
Gross profit                                 6,384           6,948         11,557          8,004
Net income (loss)                     $       (938)   $         32   $      3,278   $        340
                                      ============    ============   ============   ============
Net income (loss) per common share:
Basic and diluted                     $       (.04)   $        .00   $        .15   $        .02
                                      ============    ============   ============   ============

                               NAVARRE CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                      BALANCE AT     CHARGED TO      ADDITIONS/        BALANCE AT
                                       BEGINNING     COSTS AND      (DEDUCTIONS)         END OF
DESCRIPTION                            OF PERIOD     EXPENSES         DESCRIBE           PERIOD
----------------------------------   ------------   ------------    ------------       ------------
YEAR ENDED MARCH 31, 2003:
   DEDUCTED FROM ASSET ACCOUNTS:
   ALLOWANCE FOR DOUBTFUL ACCOUNTS      1,111,000         93,000        (531,000)(1)        673,000
   ALLOWANCE FOR SALES RETURNS          1,300,000        296,000       2,564,000 (2)      4,160,000
                                     ------------   ------------    ------------       ------------
   TOTALS                            $  2,411,000   $    389,000    $  2,033,000       $  4,833,000
                                     ============   ============    ============       ============


Year ended March 31, 2002:
   Deducted from asset accounts:
   Allowance for doubtful accounts      2,917,000      1,035,000      (2,841,000)(1)      1,111,000
   Allowance for sales returns          2,069,000       (769,000)             --          1,300,000
                                     ------------   ------------    ------------       ------------
   Totals                            $  4,986,000   $    266,000    $ (2,841,000)(1)   $  2,411,000
                                     ============   ============    ============       ============

Year ended March 31, 2001:
   Deducted from asset accounts:
   Allowance for doubtful accounts      2,511,000        620,000        (214,000)(1)      2,917,000
   Allowance for sales returns          1,838,000        231,000              --          2,069,000
                                     ------------   ------------    ------------       ------------
   Totals                            $  4,349,000   $    851,000    $   (214,000)(1)   $  4,986,000
                                     ============   ============    ============       ============

(1)      Uncollectible accounts written off, net of recoveries.

(2) Includes additional reserves associated with the operations of Encore Software.