Form 10-Q
period 2003-06-30
NAVARRE CORP /MN/
filed 2003-08-14
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 21,616,187 shares as of August 8, 2003

                               NAVARRE CORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

            Consolidated Balance Sheets -
                     June 30, 2003 and March 31, 2003

            Consolidated Statements of Income -
                     Three months ended June 30, 2003 and 2002

            Consolidated Statements of Cash Flows -
                     Three months ended June 30, 2003 and 2002

            Notes to Consolidated Financial Statements - June 30, 2003

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

ITEM 5.     OTHER INFORMATION.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JUNE 30, 2003 MARCH 31, 2003
                                                                ----------------------------
                                                                 (UNAUDITED)       (NOTE)
ASSETS

Current assets:
   Cash                                                          $     7,801     $    10,485
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $5,782 and $4,833 respectively            46,365          54,787
   Inventories                                                        24,066          22,828
   Prepaid expenses and other current assets                           7,225           4,845
                                                                 ---------------------------
Total current assets                                                  85,457          92,945

Property and equipment, net of accumulated depreciation of
   $5,380 and $5,633, respectively                                     3,878           3,585
Other assets:
   Note receivable, related parties                                      749             800
   Goodwill                                                            3,109           3,109
   Other assets                                                        1,824             690
                                                                 ---------------------------
Total assets                                                     $    95,017     $   101,129
                                                                 ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                        4,276             805
   Accounts payable                                                   57,709          67,093
   Accrued expenses                                                    4,053           4,292
                                                                 ---------------------------
Total current liabilities                                             66,038          72,190

   Note payable, long-term                                                --             268
                                                                 ---------------------------
 Total liabilities                                                    66,038          72,458
Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000, issued and outstanding
          shares-21,616,187 and 21,616,187, respectively              91,404          91,404
   Retained deficit                                                  (62,425)        (62,733)
                                                                 ---------------------------
Total shareholders' equity                                            28,979          28,671
                                                                 ---------------------------
Total liabilities and shareholders' equity                       $    95,017     $   101,129
                                                                 ===========================

Note: The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               NAVARRE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,
                                                2003            2002
                                            ---------------------------
Net sales                                   $    73,424     $    69,978

Cost of sales                                    63,375          61,926
                                            ---------------------------

Gross profit                                     10,049           8,052

Operating expenses:
   Selling and marketing                          3,151           2,134
   Distribution and warehousing                   1,115           1,148
   General and administration                     5,172           4,403
   Depreciation and amortization                    387             290
                                            ---------------------------
                                                  9,825           7,975
                                            ---------------------------

Income from operations                              224              77

Other expense:
   Interest expense                                 (48)            (32)
   Other income and expense                         132             153
                                            ---------------------------

Net income                                  $       308     $       198
                                            ===========================

Income per common share:
   Basic                                    $       .01     $       .01
                                            ===========================
   Diluted                                  $       .01     $       .01
                                            ===========================
Weighted average common and
    common equivalent shares outstanding
    Basic                                        21,616          21,616
                                            ===========================
    Diluted                                      22,132          21,764
                                            ===========================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,
                                                           2003            2002
                                                        ---------------------------
OPERATING ACTIVITIES
Net income                                              $       308     $       198
Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                           387             290
        Write off of notes receivable                            65              64
        Changes in operating assets and liabilities:
               Accounts receivable                            8,422          (3,921)
               Inventories                                   (1,238)        (10,920)
               Prepaid expenses and other assets             (3,536)         (1,189)
               Accounts payable and accrued expenses         (9,623)          7,145
                                                        ---------------------------
Net cash used in operating activities                        (5,215)         (8,333)

INVESTING ACTIVITIES
Note receivable, related parties                                (14)           (728)
Purchase of equipment and leasehold improvements               (658)           (318)
                                                        ---------------------------
Net cash used in investing activities                          (672)         (1,046)

FINANCING ACTIVITIES
Proceeds from note payable                                    4,276              --
Repayment of note payable                                    (1,073)             --
                                                        ---------------------------
Net cash provided by financing activities                     3,203              --

Net decrease in cash                                         (2,684)         (9,379)
Cash at beginning of period                                  10,485          18,966
                                                        ---------------------------
Cash at end of period                                   $     7,801     $     9,587

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2003.

NOTE B - BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

       (In thousands)                  THREE MONTHS ENDED JUNE 30,
                                          2003            2002
                                       ---------------------------
NET SALES
Home Entertainment Products            $    73,430     $    69,978
Encore                                       4,652              --
Intercompany elimination                    (4,658)             --
                                       ---------------------------
CONSOLIDATED                           $    73,424     $    69,978
                                       ===========================

OPERATING INCOME (LOSS)
Home Entertainment Products            $       294     $        77
Encore                                         (70)             --
                                       ---------------------------
CONSOLIDATED INCOME FROM OPERATIONS    $       224     $        77
                                       ===========================

Interest expense                               (48)            (32)
Other income                                   132             153
                                       ---------------------------
NET INCOME                             $       308     $       198
                                       ===========================

NOTE C - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED JUNE 30,
               (In thousands, except per share data)                2003            2002
                                                                 --------------------------
            Numerator:
                 Net income                                      $       308    $       198
            Denominator:
                 Denominator for basic earnings per
                      share--weighted-average shares                  21,616         21,616
                 Dilutive securities: Employee stock options             516            148
                                                                 --------------------------
                 Denominator for diluted earnings per share
                       -adjusted weighted-average shares              22,132         21,764
                                                                 ==========================

            Basic income per share                               $      0.01    $      0.01
                                                                 ==========================
            Dilutive income per share                            $      0.01    $      0.01
                                                                 ==========================

NOTE D - STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

We have stock-based employee compensation plans comprised primarily of fixed stock option plans. We have not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 148, but continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option plans as the exercise price equals the stock price on the date of grant. The table below illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                        2003             2002
                                                                     ---------------------------
Net income, as reported                                              $       308     $       198
Add: Stock-based employee compensation expense                                28              --
Deduct: Stock-based compensation expense determined under fair
value method for all awards                                                 (207)           (251)
                                                                     ---------------------------
Net income (loss), pro forma                                         $       129     $       (53)
                                                                     ===========================
Income per share:
   Basic - as reported                                               $      0.01     $      0.01
   Basic - pro forma                                                 $      0.01     $      0.00
   Diluted - as reported                                             $      0.01     $      0.01
   Diluted - pro forma                                               $      0.01     $      0.00

NOTE E - BANK FINANCING AND DEBT

On June 24, 2003, the Company amended its credit agreement with General Electric Capital Corporation. The credit facility increased from $30 million to $40 million and the terms were extended to 2007. As of June 30, 2003, $4.3 million was drawn on the credit facility. Under this agreement the Company is required to meet certain covenants. The Company is in compliance with these covenants as of June 30, 2003.

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

We are recognized as an industry leader in the distribution of consumer PC software, interactive video games, DVD videos and independent music labels and artists. Our product line contains a broad assortment of compact discs, PC software, video games and DVD/VHS videos sold to over 500 customers through over 18,000 locations internationally. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) computer specialty stores, (iv) music specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.

Since our acquisition of Encore Software, Inc., we have been operating in two business segments: Home Entertainment Products and Encore Software, Inc. ("Encore"). Home Entertainment Products consists of two divisions: Navarre Distribution Services ("NDS") and Navarre Entertainment Media ("NEM"), while our Encore subsidiary engages in interactive publishing.

Through NDS, we distribute non-proprietary or non-exclusive entertainment products including PC software, major label music, DVD video, video games and accessories. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue substantial growth of NDS in several ways, including (i) by extending the number of software categories we serve, such as the productivity category, (ii) by expanding the presence in distribution of home entertainment content formats, such as DVD and interactive games; and (iii) by leveraging our unique mix of operational capabilities to deepen relationships with existing retailers and publisher clients.

Through NEM, we distribute proprietary or exclusive, prerecorded music of primarily independent labels and their artists CD and DVD audio, and video in DVD and VHS format, to national and regional music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets throughout North America. We seek to significantly enhance our competitive position in independent music label distribution in several ways:
(i) possible acquisition of competing independent distribution companies, (ii) continuing to seek new proprietary distribution opportunities, (iii) with increased ownership of content that broadens our reach across all musical genres, and (iv) exclusive licenses and outright strategic acquisition.

We acquired the primary assets of Encore Software, Inc. on July 31, 2002. Encore is an interactive publisher in the video game and PC CD-ROM markets. Encore has been a leading publisher in the software market for nearly a decade. They have built a solid expertise in product development, sales distribution, marketing and public relations. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by our subsidiary, Encore Software, Inc.

FORWARD LOOKING STATEMENTS

The statements in this Management's Discussion and Analysis section that are not strictly historical are "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to be covered by the safe harbors created by these sections. The forward looking statements are subject to risks and uncertainties and the actual results that the Company achieves may differ materially from these forward looking statements due to such risks and uncertainties, including (i) developments in the retail and consumer markets for prerecorded music products, video products and computer software products; (ii) retail consumer buying patterns; (iii) the ability of consumers to download or acquire products for free on the internet; (iv) new and different competition in the Company's traditional and new markets; (v) the Company's dependence upon seasonality in its business; (vi) the Company's ability to attract and retain large retail customers that account for a significant part of its business;
(vii) the Company's ability to successfully act as distributor to on-line retailers; (viii) the Company's ability to manage its inventory; (ix) the Company's dependence upon content providers including recording labels and artists and software developers; (x) the Company's ability to react to changes in the distribution of software and prerecorded music, including electronic distribution; (xi) the Company's dependence upon bank financing to satisfy its seasonal working capital requirements; (xii) the Company's ability to successfully defend itself against litigation and (xiii) the Company's successful integration of Encore Software into the Company's business. A detailed statement of risks and uncertainties related to the Company is included in the Section "Forward Looking Statements / Important Factors" in the Company's Form 10-K for the year ended March 31, 2003.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                           THREE MONTHS ENDED JUNE 30,
                                           2003                 2002
                                           ---------------------------
NET SALES:
   Home Entertainment Products:
     Distribution Services                  85.8%                84.8%
     Entertainment Media                    14.2                 15.2
                                           --------------------------
   Home Entertainment Products net sales   100.0                100.0
   Encore                                    6.3                   --
   Intercompany elimination                 (6.3)                  --
                                           --------------------------
   Total net sales                         100.0                100.0
Cost of sales                               86.3                 88.5
                                           --------------------------
Gross profit                                13.7                 11.5

Selling and promotion                        4.3                  3.0
Distribution and warehousing                 1.5                  1.6
General and administration                   7.1                  6.4
Depreciation and amortization                0.5                  0.4
                                           --------------------------
Income from operations                       0.3                  0.1
Interest expense                            (0.1)                (0.0)
Other income and expense                     0.2                  0.2
                                           --------------------------
NET INCOME                                   0.4%                 0.3%
                                           ==========================

HOME ENTERTAINMENT PRODUCTS

NET SALES

Net sales for the first quarter ended June 30, 2003 increased 4.9% to $73.4 million from $70.0 million in the same period in fiscal 2003. The increase in net sales was due to increased sales for NDS. Net sales for NDS increased 6.1% to $63.0 million for the first quarter ended June 30, 2003 from $59.3 million for the same period in fiscal 2003. The increase was due to the division maintaining its market share through management of product cycles and pursuit of adding publisher offerings, as well as researching and addressing new technologies, such as DVD backup utility software. Net sales for NEM decreased 1.9% to $10.4 million for the first quarter ended June 30, 2003 from $10.6 million for the same period in fiscal 2003. The decrease reflects a shift in releases in the quarter.

GROSS PROFIT

Gross profit for the first quarter ended June 30, 2003 increased 1.6% to $8.2 million from $8.0 million for the same period in fiscal 2003. As a percent of net sales, gross profit for the first quarter ended June 30, 2003 decreased to 11.1% from 11.5% for the same period in fiscal 2003. The decrease in gross profit as a percent of net sales was due to lower margin on NDS and NEM sales of the most popular and widely distributed music and software products because they are available in the greatest number of channels through a variety of vendors, resulting in greater price competition and lower margins for industry participants, including the Company. Gross profit from NDS net sales for the first quarter ended June 30, 2003 was $6.7 million or 10.6% as a percent of net sales compared with $6.4 million or 10.7% as a percent of net sales in the same period in fiscal 2003. The decrease in gross profit and as a percent of net sales for NDS for first quarter ended June 30, 2003 was primarily due to changes in the mix of products, such as business and productivity products that generally have a lower gross margin. The gross profit may continue to fluctuate slightly depending upon the make-up of product sales each quarter as the

Company continues to expand its market share in business and productivity software. Gross profit from NEM net sales for the first quarter ended June 30, 2003 was $1.5 million or 14.5% as a percent of net sales compared with $1.7 million or 15.9% as a percent of net sales in the same period in fiscal 2003. The decrease in gross profit and as a percent of net sales for NEM for the first quarter ended June 30, 2003 was primarily a result of some lower margin video business that we signed on to expand our video repertoire.

OPERATING EXPENSES

Total operating expenses for the first quarter ended June 30, 2003 decreased to $7.9 million from $8.0 million in the same period in fiscal 2003. As a percent of net sales, total operating expenses for the first quarter ended June 30, 2003 decreased to 10.7% from 11.4% in the same period in fiscal 2003.

Selling and marketing expenses for the first quarter ended June 30, 2003 increased to $2.2 million from $2.1 million for the same period in fiscal 2003. The increase was due to a higher level of sales. Selling and marketing expenses as a percent of net sales decreased to 2.9% for the first quarter ended June 30, 2003 from 3.0% for the same period in fiscal 2003. The decrease in selling and marketing expenses as a percent of net sales was due to the lower costs associated with improved management of these costs.

Distribution and warehousing expenses for the first quarter ended June 30, 2003 were generally flat at $1.1 million compared to $1.1 million for the same period in fiscal 2003. As a percent of net sales, distribution and warehousing expense for the first quarter ended June 30, 2003 decreased to 1.5% from 1.6% for the same period in fiscal 2003. The decrease in distribution and warehousing expense as a percent of net sales for the first quarter ended June 30, 2003 was due to the overall improved management of the warehousing expenses reflecting in part to efficiencies associated with a higher level of sales.

General and administration expenses for the first quarter ended June 30, 2003 were generally flat at $4.4 million compared to $4.4 million for the same period in fiscal 2003. As a percent of net sales, general and administration expenses for the first quarter ended June 30, 2003 decreased to 5.9% from 6.3% for the same period in fiscal 2003. The decrease in general and administration expenses as a percent of net sales for the first quarter ended June 30, 2003 was attributable to continued increased efforts to control expenses.

Depreciation and amortization was $250,000 for the first quarter ended June 2003 compared to $290,000 for the same period in fiscal 2003.

Operating income for Home Entertainment Products was $294,000 for the first quarter ended June 30, 2003 compared to $77,000 for the same period in fiscal 2003.

ENCORE SOFTWARE, INC.

Encore had net sales of $4.7 million for the first quarter ended June 30, 2003. Encore had gross profit of $1.9 million for the first quarter ended June 30, 2003. Selling and promotion expense for the first quarter ended June 30, 2003 was $1.0 million, general and administration expense was $812,000 and depreciation expense was $138,000. Encore had an operating loss of $70,000. $4.7 million of inter-company net sales were eliminated.

CONSOLIDATED OTHER INCOME/EXPENSE

Interest expense for the first quarter ended June 30, 2003 was $48,000 compared to $32,000 for the same period in fiscal 2003. The increase for the first quarter ended June 30, 2003 resulted from our use of our line of credit.

Other income and expense, which consists principally of interest income, was $132,000 for the first quarter ended June 30, 2003 compared to $153,000 for the same period in fiscal 2003. The decrease for the third quarter and nine-month period resulted from lower interest rates.

Due to the accumulated net operating losses from prior years, we have not recorded any provision for taxes.

We had net income for the first quarter ended June 30, 2003 of $308,000 compared to $198,000 for the same period in fiscal 2003.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, sale of equity securities and management of the various components of our working capital including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At June 30, 2003, we had net accounts receivable of $46.4 million, inventory of $24.1 million, accounts payable of $57.7 million and had bank borrowings of $4.3 million under our $40 million credit facility.

Cash used in operating activities was $5.2 million. Accounts receivable decreased by $8.4 million, inventories increased by $1.2 million and accounts payable and accrued expense decreased by $9.6 million. Accounts receivable, inventory and accounts payable typically fluctuate during the first three quarters of our fiscal year and decrease after the holiday season.

Investing activities used $672,000 of cash primarily for the purchase of furniture, equipment and leasehold improvements while financing activities provided $3.2 million from net proceeds of notes payable. Cash decreased by $2.7 million during the period.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2003. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or results of operation. In addition, we are subject to the matters listed below.

BOB GRADY AND WILSON MEADOWS v. NAVARRE CORPORATION, ET. AL

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

CLOUD TEN PICTURES, INC. v. NAVARRE CORPORATION

On or about April 2, 2003, Cloud Ten Pictures, Inc. ("Plaintiff") commenced this action in Hennepin County District Court for the State of Minnesota, by serving the Company with a Summons and Complaint. Plaintiff alleges, among other things, accounting, breach of contract, misrepresentation and negligent misrepresentation, and seeks unspecified damages.

The Company responded to the Complaint and asserted its Counterclaim on May 2, 2003, alleging accounting, breach of contract, misrepresentation and negligent misrepresentation, and seeking damages of at least $663,826.54. The Company also served written discovery on Plaintiff and is awaiting complete responses. Plaintiff has served written discovery on the Company, and the Company is prepared to respond.

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

On January 29, 2002, the United States District Court for the District of Arizona issued an Order denying the Company's motion to transfer venue. Discovery has been completed. A Final Pretrial Conference was scheduled for August 5, 2003, but was cancelled by the court. Sirius has filed a motion for Summary Judgment on its claims, and the Company will file and serve a response and cross motion for Summary Judgment on August 18, 2003. No hearing date has been set, but oral argument has been requested. No trial date has been established.

The Company intends to vigorously defend against Sirius' claim and pursue its counterclaim.

NAVARRE CORPORATION v. BROOKLYN MUSIC LTD., ET. AL

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

As of November 15, 2002, all Defendants had answered the Company's Complaint and asserted counterclaims. Defendants allege eleven separate counterclaims based on breach of contract, gross negligence, willful misconduct, and intentional bad faith, and seek damages which are difficult to decipher but appear to approximate $3,000,000, as well as nullification of the personal guaranties of the individual defendants. The Court issued an Amended Scheduling Order requiring that depositions be completed by June 1, 2003, that all dispositive motions be completed by September 2, 2003, and that mediation shall be completed by October 15, 2003. The Company has filed and served a motion for Summary Judgment on all issues, which is set for hearing on August 29, 2003. Defendants have not yet responded to the motion, as their response is due on or about August 20, 2003. A mediation has been scheduled for August 28, 2003. The Court also scheduled a Pretrial Conference for November 5, 2003, and the case is set for trial on January 5, 2004.

The Company intends to vigorously pursue its claims against Defendants, and to vigorously defend against the claims asserted by Defendants.

AMERICAN GRAMAPHONE LLC

American Gramaphone LLC has indicated that if the dispute described below cannot be resolved, it intends to commence and arbitration pursuant to a written agreement between it and the Company.

The Company distributed American Gramaphone LLC products pursuant to a written distribution agreement which has terminated. Since termination, the Company and American Gramaphone LLC have been attempting to reconcile the various account balances between the parties. American Gramaphone LLC has notified the Company that it believes sums in excess of $250,000 are owed to it. The Company disputes the claim, and the parties continue to attempt to resolve the dispute.

The Company intends to continue to attempt to reconcile the accounts to resolve the matter, and if an arbitration is initiated by American Gramaphone LLC, to vigorously defend against the claims asserted by American Gramaphone LLC.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

         10.9.1 Amendment No. 1 to Lease Agreement between us and Cambridge Apartments, Inc., dated April 1, 1998.

         10.9.2 Amendment No. 2 to Lease Agreement between us and Cambridge Apartments, Inc., dated July 14, 2003.

         10.9.3 Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions, dated June 16, 2003.

         31 (a)   Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         31 (b)   Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

         32 (a)   Certifications of the Chief Executive Officer pursuant
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  Section 1350).

         32 (b)   Certifications of the Chief Financial Officer pursuant
                  Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  Section 1350).

(b)      Reports on Form 8-K

On July 31, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting our earnings for the first quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NAVARRE CORPORATION
                                                    (Registrant)

Date: August 8, 2003                                /s/ Eric H. Paulson
                                                    ------------------------
                                                    Eric H. Paulson
                                                    Chairman of the Board,
                                                    President and
                                                    Chief Executive Officer

Date: August 8, 2003                                /s/ James Gilbertson
                                                    ------------------------
                                                    James Gilbertson
                                                    Vice President and
                                                    Chief Financial Officer