Form 10-Q
period 2003-09-30
NAVARRE CORP /MN/
filed 2003-11-14
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 21,665,587 shares as of November 7, 2003

                               NAVARRE CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets -
                  September 30, 2003 and March 31, 2003

         Consolidated Statements of Income -
                  Three months and six months ended September 30, 2003 and 2002

         Consolidated Statements of Cash Flows - Six months ended
                  September 30, 2003 and 2002

         Notes to Consolidated Financial Statements - September 30, 2003

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     SEPTEMBER 30, 2003      MARCH 31, 2003
                                                                         ---------             ---------
                                                                        (UNAUDITED)              (NOTE)
ASSETS
Current assets:
   Cash                                                                  $   6,888             $  10,485
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $6,949 and $4,833 respectively ..               70,885                54,787
   Inventories                                                              28,844                22,828
   Prepaid expenses and other current assets                                 8,386                 4,845
                                                                         ---------             ---------
Total current assets                                                       115,003                92,945
Property and equipment, net of accumulated depreciation of
   $5,766 and $5,633, respectively                                           2,997                 3,585
Other assets:
   Note receivable, related parties                                            699                   800
   Goodwill                                                                  3,109                 3,109
   Other assets                                                              1,822                   690
                                                                         ---------             ---------
Total assets                                                             $ 123,630             $ 101,129
                                                                         =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                          $   3,092             $     805
   Accounts payable                                                         85,710                67,093
   Accrued expenses                                                          4,126                 4,292
                                                                         ---------             ---------
Total current liabilities                                                   92,928                72,190
   Note payable, long-term                                                      --                   268
                                                                         ---------             ---------
 Total liabilities                                                          92,928                72,458
Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000, issued and outstanding
          shares - 21,616,587 and 21,616,187, respectively ..               91,404                91,404
   Retained deficit                                                        (60,702)              (62,733)
                                                                         ---------             ---------
Total shareholders' equity                                                  30,702                28,671
                                                                         ---------             ---------
Total liabilities and shareholders' equity                               $ 123,630             $ 101,129
                                                                         =========             =========

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

                               NAVARRE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       ------------------------       -------------------------
                                                                         2003            2002           2003            2002
                                                                       ---------       --------       ---------       ---------
Net sales                                                              $ 106,166       $ 88,870       $ 179,590       $ 158,849
Cost of sales                                                             92,667         77,460         156,042         139,387
                                                                       ---------       --------       ---------       ---------
Gross profit                                                              13,499         11,410          23,548          19,462
Operating expenses:
   Selling and marketing                                                   4,007          3,807           7,158           5,941
   Distribution and warehousing                                            1,381          1,282           2,496           2,430
   General and administration                                              5,835          5,327          11,007           9,730
   Depreciation and amortization                                             409            385             796             675
   Stock-based compensation                                                  169             --             169              --
                                                                       ---------       --------       ---------       ---------
                                                                          11,801         10,801          21,626          18,776
                                                                       ---------       --------       ---------       ---------
Income from operations                                                     1,698            609           1,922             686
Other income (expense):
   Interest expense                                                          (98)           (63)           (146)            (95)
   Other income (expense)                                                    123            130             255             283
                                                                       ---------       --------       ---------       ---------
Net  income                                                            $   1,723       $    676       $   2,031       $     874
                                                                       ---------       --------       ---------       ---------
Income per common share:
    Basic                                                              $    0.08       $   0.03       $    0.09       $    0.04
                                                                       ---------       --------       ---------       ---------
    Diluted                                                            $    0.08       $   0.03       $    0.09       $    0.04
                                                                       =========       ========       =========       =========
Weighted average common and common equivalent shares outstanding:
    Basic                                                                 21,616         21,616          21,616          21,616
                                                                       =========       ========       =========       =========
    Diluted                                                               22,340         21,692          22,250          21,736
                                                                       =========       ========       =========       =========

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------
                                                            2003           2002
                                                          --------       --------
OPERATING ACTIVITIES
Net income                                                $  2,031       $    874
Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                          796            675
        Write off of notes receivable                          129            129
        Changes in operating assets and liabilities:
               Accounts receivable                         (16,098)       (12,783)
               Inventories                                  (6,016)       (16,006)
               Prepaid expenses and other assets            (4,719)        (1,870)
               Accounts payable and accrued expenses        18,451         27,629
                                                          --------       --------
Net cash used in operating activities                       (5,426)        (1,352)
INVESTING ACTIVITIES
Acquisition of Encore, net of cash                              --         (7,046)
Note receivable, related parties                               (28)          (742)
Purchase of equipment and leasehold improvements              (162)          (559)
                                                          --------       --------
Net cash used in investing activities                         (190)        (8,347)
FINANCING ACTIVITIES
Proceeds from note payable                                   2,287            (67)
Repayment of note payable                                     (268)            --
                                                          --------       --------
Net cash provided by (used in) financing activities          2,019            (67)

Net decrease in cash                                        (3,597)        (9,766)
Cash at beginning of period                                 10,485         18,966
                                                          --------       --------
Cash at end of period                                     $  6,888       $  9,200
                                                          ========       ========

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the six month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was effective immediately for interests obtained in a variable economic entity after January 31, 2003. The provisions of FIN 46 were effective for fiscal year 2004. The Company does not expect a material impact on its consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE C -- BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                             THREE MONTHS ENDED                SIX MONTHS END
(In thousands)                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                             2003           2002            2003            2002
                                           -------       ---------         -------       ---------
NET SALES
Home Entertainment Products              $ 102,152       $  87,512       $ 175,582       $ 157,491
Encore                                       9,223           3,757          13,875           3,757
Intercompany elimination                    (5,209)         (2,399)         (9,867)         (2,399)
                                           -------       ---------         -------       ---------
CONSOLIDATED                               106,166          88,870         179,590         158,849
                                           =======       =========         =======       =========
OPERATING INCOME (LOSS)
Home Entertainment Products                  1,564             798           1,858             875
Encore                                         134            (189)             64            (189)
                                           -------       ---------         -------       ---------
CONSOLIDATED INCOME FROM OPERATIONS          1,698             609           1,922             686
Interest expense                               (98)            (63)           (146)            (95)
Other income                                   123             130             255             283
                                           -------       ---------         -------       ---------
NET INCOME                               $   1,723       $     676       $   2,031       $     874
                                           =======       =========         =======       =========

NOTE D - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                         2003         2002         2003         2002
                                                       -------      -------      -------      -------
Numerator:
     Net income                                        $ 1,723      $   676      $ 2,031      $   874
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                21,616       21,616       21,616       21,616
     Dilutive securities:  Employee stock options          724           76          634          120
                                                       -------      -------      -------      -------
     Denominator for diluted earnings per share
           -adjusted weighted-average shares            22,340       21,692       22,250       21,736
                                                       =======      =======      =======      =======
Basic income per share                                 $  0.08      $  0.03      $  0.09      $  0.04
                                                       =======      =======      =======      =======
Dilutive income per share                              $  0.08      $  0.03      $  0.09      $  0.04
                                                       =======      =======      =======      =======

NOTE E - STOCK-BASED COMPENSATION

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

We have granted 250,000 options to a current key employee. The options have various vesting levels based on the Company's stock price. As of September 30, 2003, 100,000 shares had vested causing the Company to expense $116,000 related to this plan during the quarter. A copy of the option and addendum is attached as an exhibit.

(In thousands, except per share data)                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                 2003        2002         2003        2002
                                                               -------      ------      -------      -------
Net income, as reported                                        $ 1,723      $  676      $ 2,031      $   874
Add: Stock-based employee compensation expense                     141          --          169           --
Deduct: Stock-based compensation expense determined under
fair value method for all awards                                  (211)        (32)        (417)        (282)
                                                               -------      ------      -------      -------
Net income , pro forma                                         $ 1,653      $  644      $ 1,783      $   592
                                                               =======      ======      =======      =======
Income per share:
   Basic -- as reported                                        $  0.08      $ 0.03      $  0.09      $  0.04
                                                               =======      ======      =======      =======
   Basic -- pro forma                                          $  0.08      $ 0.03      $  0.08      $  0.03
                                                               =======      ======      =======      =======
   Diluted -- as reported                                      $  0.08      $ 0.03      $  0.09      $  0.04
                                                               =======      ======      =======      =======
   Diluted -- pro forma                                        $  0.07      $ 0.03      $  0.08      $  0.03
                                                               =======      ======      =======      =======

NOTE F - BANK FINANCING AND DEBT

On June 24, 2003, the Company amended its credit agreement with General Electric Capital Corporation. The credit facility increased from $30 million to $40 million and the terms were extended to 2007. As of September 30, 2003, $3.1 million was drawn on the credit facility. Under this agreement the Company is required to meet certain covenants. The Company is in compliance with these covenants as of September 30, 2003.

NOTE G -- INCOME TAX

The Company had net operating loss carryforwards of $22.9 million at March 31, 2003, which begin to expire in 2014. The Company has not recorded any income tax expense for the three and six months ended September 30, 2003 and 2002, respectively, as it has been able to utilize existing net operating loss carryforwards. The deferred tax assets associated with these net operating loss carryforwards has been fully reserved, resulting no tax expense in periods where such carryforwards are utilized.

NOTE H-- CONTINGENCIES

In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

NOTE I-- SUBSEQUENT EVENT

On November 3, 2003, we acquired the assets of BCI Eclipse, LLC. Under terms of the acquisition, a newly formed subsidiary of Navarre acquired all assets of BCI Eclipse using a combination of cash, assumed debt and stock of approximately $15 million. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to BCI Eclipse's business. The acquisition of BCI Eclipse is part of Navarre's strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse proprietary audio products will contribute to our direction of enhancing products and services to our new mass merchandise customers. BCI Eclipse is recognized as a significant provider of niche DVD/Video products. BCI Eclipse's DVD/Video and audio collection represents exclusively licensed titles and in-house produced CD's and DVD's. The company is headquartered in Newbury Park, California. The acquisition will be accounted for using the purchase method in accordance with SFAS No. 141.

In connection with the above acquisition, on November 5, 2003, we entered into a new agreement with Hilco Capital, L.P. for a four-year $6 million credit facility. This agreement is secured by our receivable and inventories. In association with this agreement, we also pay certain facility and agent fees. Under this agreement we are required to meet certain covenants. As of November 13, 2003, $6 million was drawn on the credit facility.

In connection the Hilco loan, the Company granted Hilco a five (5) year warrant to purchase 320,000 shares of Company common stock exercisable at $2.88 per share, the market price of the Company's common stock on the date of the Hilco commitment. The warrant contains customary anti-dilution and cashless exercise provisions. The warrant also contains customary registration rights that become effective on the first anniversary date of the BCI Eclipse closing. In the event that the Company's common stock trades at less than ninety-five percent of the closing stock price on the date of the BCI Eclipse closing for a specified period of time prior to the expiration date of the Hilco warrant, the Company must grant Hilco a warrant to purchase an additional 55,000 shares of Company common stock at an exercise price equal to the closing price of the Company's common stock on the date of the BCI Eclipse closing.

Subsequent to the end of the Company's second quarter on September 30, 2003, the stock price closed at a trading price greater than $5, causing a vesting of 100,000 option shares exercisable under the option agreements for the key employee as described above in Note E - Stock-Based Compensation. As a result of this vesting, the Company expects to record a stock-based compensation expense of no greater than $266,000 in the third quarter related to these 100,000 option shares. In the event the stock price closed above $6 during the quarter or in future quarters the company would need to recognize a final $233,000 of expense related to this option agreement. If the final expense were to be recorded, the Company does not anticipate the need to reflect any further expense related to this option in the future.

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

Through NEM, we distribute proprietary or exclusive, prerecorded music of primarily independent labels and their artists, CD and DVD audio, and video in DVD and VHS format, to national and regional music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets throughout North America. We seek to significantly enhance our competitive position in independent music label distribution in several ways:
(i) possible acquisition of competing independent distribution companies, (ii) continuing to seek new proprietary distribution opportunities, (iii) with increased ownership of content that broadens our reach across all musical genres, and (iv) exclusive licenses and outright strategic acquisition.

We acquired the primary assets of Encore Software, Inc. on July 31, 2002. Encore is an interactive publisher in the video game and PC CD-ROM markets. Encore has been a leading publisher in the software market for nearly a decade. They have built a solid expertise in product development, sales distribution, marketing and public relations. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by our majority-owned subsidiary, Encore Software, Inc.

FORWARD LOOKING STATEMENTS

The forward-looking statements contained herein are subject to risks and uncertainties and the actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties, including, but not limited to, the Company's dependence upon a limited number of large customers that account for a significant part of its business, developments in the retail and consumer markets for prerecorded music products and computer software products, the Company's ability to successfully increase its sales of video and DVD products, retail consumer buying patterns, the ability of the Company and the music industry generally to maintain or increase sales in light of the wide-spread internet-based music swapping and file sharing by consumers, new and different competition in the Company's traditional and new markets, seasonality in its business and the fact that a large portion of the Company's revenues have traditionally been related to the holiday selling season, the Company's ability to successfully act as distributor to on-line retailers, the Company's ability to manage its inventory, the Company's dependence upon recording labels and artists, the Company's dependence upon obtaining and maintaining license agreements with software publishers, the Company's ability to react to changes in the distribution of software and prerecorded music, the Company's dependence upon a key employee, namely, Eric H. Paulson, Chairman of the Board, President and Chief Executive Officer who has been with the Company since its inception in 1983, and the ability of the Company's majority-owned subsidiary Encore Software, Inc, a videogame and CD-ROM publisher, to successfully develop and distribute new and existing products. A detailed statement of risks and uncertainties is contained in the Company's reports to the Securities and Exchange Commission, including in particular the Company's Form 10-K for the year ended March 31, 2003. Investors and shareholders are urged to read this document carefully. The Company can offer no assurances that any projections, assumptions or forecasts made or discussed herein will be met.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                              ------------------        ------------------
                                              2003         2002         2003         2002
                                              -----        -----        -----        -----
NET SALES:
   Home Entertainment Products:
     Distribution Services                     78.5%        77.8%        81.5%        80.9%
     Entertainment Media                       17.7         20.7         16.3         18.2
                                              -----        -----        -----        -----
   Home Entertainment Products net sales       96.2         98.5         97.8         99.1
   Encore                                       8.7          4.2          7.7          2.4
   Intercompany elimination                    (4.9)        (2.7)        (5.5)        (1.5)
                                              -----        -----        -----        -----
   Total net sales                            100.0        100.0        100.0        100.0
Cost of sales                                  87.3         87.2         86.9         87.7
                                              -----        -----        -----        -----
Gross profit                                   12.7         12.8         13.1         12.3
Selling and promotion                           3.8          4.3          4.0          3.7
Distribution and warehousing                    1.3          1.4          1.4          1.5
General and administration                      5.5          6.0          6.1          6.1
Depreciation and amortization                   0.4          0.4          0.4          0.4
Stock-based compensation                        0.2           --          0.2           --
                                              -----        -----        -----        -----
Income from operations                          1.6          0.7          1.1          0.4
Interest expense                               (0.1)         0.0         (0.1)         0.0
Other income and expense                        0.1          0.1          0.1          0.2
                                              -----        -----        -----        -----
NET INCOME                                      1.6%         0.8%         1.1%         0.6%
                                              =====        =====        =====        =====

HOME ENTERTAINMENT PRODUCTS

NET SALES

Net sales for the second quarter ended September 30, 2003 increased 16.7% to $102.2 million from $87.5 million in the same period in fiscal 2003. Net sales for the six-month period ended September 30, 2003 increased 11.5% to $175.6 million from $157.5 million in the same period in fiscal 2003. The increase in net sales for both periods was due to increased sales for both NDS and NEM. Net sales for NDS increased 20.5% to $83.3 million for the second quarter ended September 30, 2003 from $69.2 million for the same period in fiscal 2003. Net sales for NDS for the six-month period ended September 30, 2003 increased 13.8% to $146.3 million from $128.5 million in the same period in fiscal 2003. The increase for both periods was due to the division maintaining its market share through management of product cycles and the pursuit of additional publisher offerings, including products such as DVD backup utility software. Net sales for NEM increased 2.7% to $18.9 million for the second quarter ended September 30, 2003 from $18.3 million for the same period in fiscal 2003. Net sales for NEM for the six-month period ended September 30, 2003 increased 1.0% to $29.3 million from $29.0 million in the same period in fiscal 2003. The increase for both periods reflects a shift in new releases from last quarter to this quarter.

GROSS PROFIT

Gross profit for the second quarter ended September 30, 2003 increased 11.8% to $10.8 million from $9.6 million for the same period in fiscal 2003. As a percent of net sales, gross profit for the second quarter ended September 30, 2003 decreased to 10.6% from 11.0% for the same period in fiscal 2003. Gross profit for the six-month period ended September 30, 2003 increased 7.2% to $19.0 million from $17.7 million for the same period in fiscal 2003. As a percent of net sales, gross profit for the six-month period ended September 30, 2003 decreased to 10.8% from 11.2% for the same period in fiscal 2003. The decrease in gross profit as a percent of net sales for both periods was due to lower margin on NDS sales as noted below.

Gross profit from NDS net sales for the second quarter ended September 30, 2003 was $7.7 million or 9.3% as a percent of net sales compared with $7.0 million or 10.1% as a percent of net sales in the same period in fiscal 2003. Gross profit from NDS net sales for the six-month period ended September 30, 2003 was $14.4 million or 9.8% as a percent of net sales compared with $13.4 million or 10.4% as a percent of net sales in the same period in fiscal 2003. The decrease in gross profit as a percent of net sales for NDS for both periods was primarily due to changes in the mix of products, such as business and productivity products that generally have a lower gross margin, however, these product categories tend to sell at higher dollar price points. The gross profit may continue to fluctuate slightly depending upon the make-up of product sales each quarter as the Company continues to expand its market share in business and productivity software.

Gross profit from NEM net sales for the second quarter ended September 30, 2003 was $3.1 million or 16.4% as a percent of net sales compared with $2.6 million or 14.4% as a percent of net sales in the same period in fiscal 2003. Gross profit from NEM net sales for the six-month period ended September 30, 2003 was $4.6 million or 15.7% as a percent of net sales compared with $4.3 million or 14.8% as a percent of net sales in the same period in fiscal 2003. The increase in gross profit and as a percent of net sales for NEM for both periods was primarily a result of the division's continuing efforts to sign new labels at higher distribution rates. Additionally, the division ended a relationship early in the year that traditionally provided seasonal revenues at a lower distribute rate.

OPERATING EXPENSES

Total operating expenses for the second quarter ended September 30, 2003 increased to $9.2 million from $8.8 million in the same period in fiscal 2003. As a percent of net sales, total operating expenses for the second quarter ended September 30, 2003 decreased to 9.1% from 10.1% in the same period in fiscal 2003. Total operating expenses for the six-month period ended September 30, 2003 increased to $17.1 million from $16.8 million in the same period in fiscal 2003. As a percent of net sales, total operating expenses for the six-month period ended September 30, 2003 decreased to 9.7% from 10.6% in the same period in fiscal 2003.

Selling and marketing expenses for the second quarter ended September 30, 2003 decreased to $2.3 million from $2.5 million for the same period in fiscal 2003. Selling and marketing expenses as a percent of net sales decreased to 2.3% for the second quarter ended September 30, 2003 from 2.9% for the same period in fiscal 2003. Selling and marketing expenses for the six-month period ended September 30, 2003 decreased to $4.5 million from $4.6 million for the same period in fiscal 2003. Selling and marketing expenses as a percent of net sales decreased to 2.6% for the six-month period ended September 30, 2003 from 2.9% for the same period in fiscal 2003. The decrease in selling and marketing expenses and as a percent of net sales for both periods was due to the lower costs associated with improved management of these costs.

Distribution and warehousing expenses for the second quarter ended September 30, increased to $1.4 million from $1.3 million for the same period in fiscal 2003. As a percent of net sales, distribution and warehousing expense for the second quarter ended September 30, 2003 decreased to 1.4% from 1.5% for the same period in fiscal 2003. Distribution and warehousing expenses for the six-month period ended September 30, increased to $2.5 million from $2.4 million for the same period in fiscal 2003. As a percent of net sales, distribution and warehousing expense for the six-month ended September 30, 2003 decreased to 1.4% from 1.6% for the same period in fiscal 2003. The decrease in distribution and warehousing expense as a percent of net sales for both periods was due to the overall improved efficiency of warehousing expenses reflecting, in part, the efficiencies associated with a higher level of sales.

General and administration expenses for the second quarter ended September 30, 2003 increased to $5.1 million from $4.7 million for the same period in fiscal 2003. As a percent of net sales, general and administration expenses for the second quarter ended September 30, 2003 decreased to 5.1% from 5.4% for the same period in fiscal 2003. General and administration expenses for the six-month period increased to $9.5 million from $9.1 million for the same period in fiscal 2003. As a percent of net sales, general and administration expenses for the six-month period ended September 30, 2003 decreased to 5.4% from 5.8% for the same period in fiscal 2003. The decrease in general and administration expense as a percent of net sales for both periods was attributable to continued increased efforts to control expenses. Additionally, we continue to be able to increase our overall output without having to continually increase our corporate staff.

Depreciation and amortization was $269,000 for the second quarter ended September 30, 2003 compared to $309,000 for the same period in fiscal 2003. For the six-month period ended September 30, 2003, depreciation and amortization was 519,000 compared to $599,000 for the same period in fiscal 2003.

Operating income for Home Entertainment Products was $1.6 million for the second quarter ended September 30, 2003 compared to $798,000 for the same period in fiscal 2003. For the six-month period ended September 30, 2003, operating income for Home Entertainment Products was $1.9 million compared to $875,000 for the same period in fiscal 2003.

ENCORE SOFTWARE, INC.

Encore had net sales of $9.2 million for the second quarter ended September 30, 2003 compared to $3.8 million for the two-month period in fiscal 2003. The second quarter of fiscal 2003 represented two months of sales, since our acquisition of Encore occurred on August 2, 2002. For the six-month period ended September 30, 2003, Encore had net sales of $13.9 million compared to $3.8 million for the two-month period in fiscal 2003. Encore had gross profit of $2.7 million for the second quarter ended September 30, 2003 compared to $1.8 million for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, Encore had gross profit of $4.6 compared to $1.8 million for the two-month period in fiscal 2003. Selling and promotion expense for the second quarter ended September 30, 2003 was $1.7 million compared to $1.3 million for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, selling and promotion expense was $2.7 million compared to $1.3 million for the two-month period in fiscal 2003. General and administration expense for the second quarter ended September 30, 2003 was $744,000 compared to $592,000 for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, general and administration expense was $1.6 million compared to $592,000 for the two-month period in fiscal 2003. Depreciation expense was $139,000 for the second quarter ended September 30, 2003 compared to $73,000 for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, depreciation was $277,000 compared to $73,000 for the two-month period in fiscal 2003. Encore had a net loss of $1,000 for the second quarter ended September 30, 2003 compared to a net loss of $300,000 for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, Encore had an operating loss of $203,000 compared to a net loss of $300,000 for the two-month period in fiscal 2003.

$5.2 million of inter-company net sales were eliminated in the second quarter ended September 30, 2003 compared to $2.4 million for the two-month period in fiscal 2003. For the six-month period ended September 30, 2003, $9.9 million of inter-company net sales were eliminated compared to $2.4 million for the two-month period in fiscal 2003.

CONSOLIDATED OTHER INCOME/EXPENSE

Interest expense for the second quarter ended September 30, 2003 was $98,000 compared to $63,000 for the same period in fiscal 2003. For the six-month period ended September 30, 2003, interest expense was $146,000 compared to $95,000 for the same period in fiscal 2003. The increase for the second quarter ended September 30, 2003 resulted from our use of our line of credit.

Other income and expense, which consists principally of interest income, was $123,000 for the second quarter ended September 30, 2003 compared to $131,000 for the same period in fiscal 2003. For the six-month period ended September 30, 2003, other income and expense was $255,000 compared to $283,000 for the same period in fiscal 2003. The decrease for the second quarter and six-month period resulted from lower interest rates.

Due to the accumulated net operating losses from prior years, we have not recorded any provision for taxes. The Company had net operating loss carryforwards of $22.9 millon at March 31, 2003, which begin to expire in 2014. The Company has not recorded any income tax expense for the three and six months ended September 30, 2003 and 2002, respectively, as it has been able to utilize existing net operating loss carryforwards. The deferred tax assets associated with these net operating loss carryforwards has been fully reserved, resulting no tax expense in periods where such carryforwards are utilized.

We had net income for the second quarter ended September 30, 2003 of $1.7 million compared to $676,000 for the same period in fiscal 2003. For the six-month period ended September 30, 2003, our net income was $2.0 million compared to $874,000 for the same period in fiscal 2003.

MARKET RISK

Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, sale of equity securities and management of the various components of our working capital including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At September 30, 2003, we had net accounts receivable of $70.9 million, inventory of $28.8 million, accounts payable and accrued expense of $89.8 million and had bank borrowings of $3.1 million under our $40 million credit facility.

Cash used in operating activities was $5.4 million. Accounts receivable increased by $16.1 million, inventories increased by $6.0 million and accounts payable and accrued expense increased by $18.4 million. Accounts receivable, inventory and accounts payable typically fluctuate during the first three quarters of our fiscal year and decrease after the holiday season.

Investing activities used $190,000 of cash primarily for the purchase of furniture, equipment and leasehold improvements while financing activities provided $2.0 million from net proceeds of notes payable. Cash decreased by $3.6 million during the period.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded , processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

For the quarter ended September 30, 2003, there were no changes in our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

BOB GRADY AND WILSON MEADOWS V. NAVARRE CORPORATION, ET. AL

On or about January 29, 2001, Bob Grady Music and Wilson Meadows (collectively,"Plaintiffs") filed this action in the United States District Court for the Northern District of Georgia, Case No. 01-CV-0252, alleging, among other things, copyright infringement against the Company and seeking damages in excess of $150,000 in connection with the Company's distribution of musical albums pursuant to a written distribution agreement with Fortune Entertainment, Inc. ("Fortune"). On March 13, 2001, the Company answered the Complaint, denying liability, and asserting affirmative defenses. On March 13, 2001, the Company filed a Third-Party Complaint against co-defendant Fortune and its owner Bruce Dugan, seeking indemnity and contribution on the claims made by Bob Grady and Wilson Meadows. Neither Fortune nor Bruce Dugan has responded to the Third Party Complaint. Discovery is completed, and the parties filed cross-motions for summary judgment.

On March 31, 2003, the District Court granted the Company's motion for summary judgment, denied Plaintiffs' motion for summary judgment, and entered judgment dismissing all of Plaintiffs' claims against the Company. The Company moved for an award of its attorneys' fees on April 14, 2003, and Plaintiffs responded, opposing the motion. The District Court has not decided the motion.

Plaintiffs have filed a Notice of Appeal with the Eleventh Circuit Court of Appeals. After requesting briefs on whether it had jurisdiction to hear the appeal, the Court ruled that it had jurisdiction. However, Plaintiffs/Appellants did not timely file their papers as required by appellate rules of procedure, and the appeal was administratively dismissed on August 25, 2003. Plaintiffs/Appellants moved to re-open the appeal, the Company opposed the motion, but on September 22, 2003, the Court granted the request and accepted the late filed brief. The Company filed its responsive appeal brief on October 22, 2003.

The Company intends to vigorously defend against Plaintiffs' claims on appeal to pursue the recovery of its attorneys' fees and costs incurred in the matter, and to pursue indemnity and contribution from Fortune and Dugan.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

BRIDGEPORT MUSIC, INC., ET AL. V. 11C MUSIC, INC., ET AL.

On or about May 17, 2001, the Company received notice of the commencement and filing of action in the Federal District Court for the Middle District of Tennessee, Court File No. 3:01-0412, brought by Plaintiffs against a "record number" of defendants alleging, among other things, copyright infringement claims. Among the defendants identified is an entity named as "Breakaway Navarre." Through counsel, the Company has notified Plaintiffs' counsel that there is no such entity as "Breakaway Navarre," and that, therefore, the Company is not in a position to waive service of process in connection with the matter. Pursuant to certain court orders, all summonses to be served on defendants were to be issued by the court at the request of Plaintiffs by mid-May 2001. Service was to be completed thereafter within the federal rules requirements. It does not appear that service of process against the Company has been accomplished and Plaintiffs' counsel has agreed to dismiss its claims against "Breakaway Navarre."

The Company has not yet been made a party to this lawsuit, and, based on the comments from Plaintiffs' counsel, it is unlikely that Plaintiffs will attempt to include the Company as a party defendant in the future.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

NAVARRE CORPORATION V. BROOKLYN MUSIC LTD., ET AL.

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

As of November 15, 2002, all Defendants had answered the Company's Complaint and asserted counterclaims. Defendants allege eleven separate counterclaims based on breach of contract, gross negligence, willful misconduct, and intentional bad faith, and seek damages which are difficult to decipher but appear be at least $3,000,000, as well as nullification of the personal guaranties of the individual defendants. The parties have completed discovery. The Court issued an Amended Scheduling Order setting the case for trial during the calendar trial block of January 5, 2004. Mediation was completed, but no settlement agreement was reached. Both sides moved for summary judgment and the motions were heard on September 11, 2003.

By Order dated October 7, 2003, the court granted in part, and denied in part, the Company's motion, and denied entirely defendants' motion for summary judgment. Among other things, the Court granted the Company's motion against the individual defendants/guarantors for the entire debt claimed by the Company (in excess of $442,000), plus the Company's attorneys fees and costs. The Court also dismissed certain Counts of the individual defendants' counterclaims.

The Company intends to vigorously pursue its claims against Defendants, and to vigorously defend against the remaining claims asserted by Defendants.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

CLOUD TEN PICTURES, INC. V. NAVARRE CORPORATION.

On or about April 2, 2003, Cloud Ten Pictures, Inc. ("Plaintiff") commenced this action in Hennepin County District Court for the State of Minnesota, by serving the Company with a Summons and Complaint. Plaintiff alleges, among other things, accounting, breach of contract, misrepresentation and negligent misrepresentation and seeks unspecified damages.

The Company answered Plaintiff's Complaint on May 2, 2003, denying liability to Plaintiff and asserting various affirmative defenses. In addition, the Company asserted its counterclaim against Plaintiff for breach of contract and account stated and seeking damages in an amount of at least $663,826.54. The parties are engaged in discovery and are discussing settlement.

The Company intends to vigorously defend against Plaintiff's claims and pursue its counterclaim.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

NAVARRE CORPORATION V. PROGRAM POWER ENTERTAINMENT

On or about August 1, 2003, the Company commenced an action against Defendant Program Power Entertainment in Hennepin County District Court for the State of Minnesota. The Company seeks damages in excess of $50,000 against Program Power Entertainment, arising from Defendant's alleged breach of financing agreements and a letter agreement intended to resolve disputes surrounding a distribution agreement.

On October 16, 2003, Defendant answered the Complaint, denying liability to the Company and asserting a counterclaim for breach of contract related to the distribution agreement. The Defendant seeks damages in excess of $50,000.

On November 5, 2003, the Company replied to the Counterclaim and denied the material allegations thereof. The Company also asserted certain affirmative defenses including, and without limitation, that the alleged contractual breaches claimed by Defendant were settled by way of the letter agreement.

This case is in the very early stages of litigation, and the parties have not yet begun the discovery process. The Company intends to vigorously pursue its claims against the Defendant and to vigorously defend against the counterclaims asserted by the Defendant.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

SIRIUS PUBLISHING, INC. V. NAVARRE CORPORATION

On April 30, 2001, Sirius Publishing, Inc. ("Sirius") commenced this action in the Maricopa County, Arizona Superior Court, alleging that the Company had breached its agreement with Sirius by failing to pay Sirius for computer software which was sold by Sirius to the Company on a consignment basis. Sirius did not specify its damages in its Complaint. Through discovery, Sirius has stated that its damages claim is for at least $270,000.

On May 30, 2001, the Company removed the action to the United States District Court for the District of Arizona, Case No. CV01-952 PHXSMM, served and filed its Answer and Counterclaim, and filed a motion to transfer venue to the United States District Court for the District of Minnesota, which motion was denied. In its Answer, the Company denied all liability on Sirius's claim. For its counterclaim, the Company asserted that Sirius breached the parties' ongoing agreements by refusing to accept and pay the Company for returned product. The Company sought damages on its counterclaim in excess of $545,000.

After completing discovery and filing cross-motions for summary judgment, the Company and Sirius reached an agreement to compromise and settle the dispute for $295,000. The Settlement Agreement has been executed by both parties and the lawsuit has been dismissed with prejudice by Order dated October 17, 2003.

BLACK MARKET RECORDS, INC.

Black Market Records, Inc., is a debtor in a Chapter 7 bankruptcy proceeding pending in the Eastern District of California, Sacramento Division (Case No. 02-22348-B-7). On or about October 13, 2003, Black Market filed pleadings in its bankruptcy case, identifying various claims against the Company, including potential claims for infringement in connection with the Company's distribution of certain musical recordings in which Black Market claims an interest. Black Market seeks damages of "at least $100,000" in connection with its claims against the Company.

The Company has denied any liability and intends to vigorously defend against the claims or any action commenced by Black Market or the trustee in the bankruptcy case of Black Market.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

AMERICAN GRAMAPHONE LLC CLAIM

The Company distributed American Gramaphone LLC products pursuant to a written distribution agreement which has terminated. Since termination, the Company and American Gramaphone LLC have been attempting to reconcile the various account balances between the parties. American Gramaphone LLC has notified the Company that it believes sums in excess of $250,000 are owed to it. The Company disputes these claims, and the parties continue to attempt to resolve this dispute. American Gramaphone LLC has indicated that if the dispute cannot be resolved, it intends to commence an arbitration pursuant to the written agreements between it and the Company.

The Company intends to continue to attempt to resolve the dispute and, if necessary, to vigorously defend any claims brought by American Gramaphone LLC.

ALDRIN V. NAVARRE CORPORATION, ET AL.

Plaintiff, Dr. Buzz Aldrin, commenced this action in the Los Angeles Superior Court, Central District, Los Angeles, California, Case No. BC 305356, by filing a Complaint on October 31, 2003, and serving the Complaint on the Company on November 7, 2003. Plaintiff alleges claims against the Company, Encore Software, Inc., a subsidiary of the Company, and others.

Plaintiff seeks unspecified compensatory, statutory, and punitive damages, and injunctive relief against the Company, Encore, and the other defendants. Plaintiff alleges that the Company and the other defendants infringed upon Plaintiff's common law right of publicity, violated Plaintiff's statutory right of publicity, engaged in unfair business practices, and were unjustly enriched.

The Company has tendered the defense of this matter to Encore, and has demanded complete indemnity from Encore.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Shareholders was held on September 10, 2003. At the meeting, the following action was taken:

The following persons were re-elected as directors of the Company for three-year terms ending at the Annual meeting of Shareholders held in 2006:

    NAMES                    VOTES FOR                     VOTES WITHHOLD
---------------              ----------                    --------------
Michael L. Snow              19,128,005                      1,210,727
Alfred Teo                   19,071,229                      1,267,503

An amendment to the Company's 1992 Stock Option Plan was approved by a vote of 18,301,011 shares in favor and 1,986,958 shares against. The amendment required the affirmative vote of a majority of the holders present and voting.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herein:

          2.1 Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and us.

          10.12.5   Amendment No. 5 to Loan Documents, dated October 23, 2003.

          10.12.6   Amendment No. 6 to Loan Documents, dated November 5, 2003

          10.13 Credit Agreement, dated November 5, 2003, between Hilco Capital LP and us.

          10.14 First Amendment to Sale, Purchase and Build to Suit Agreement dated October 9, 2003.

          10.15 Construction Loan Agreement dated October 23, 2003 between The Business Bank and us.

          10.16 Employment Agreement dated November 5, 2003 between BCI Eclipse Company, LLC and Edward D. Goetz

          10.17 Incentive Stock Option Agreement. Dated September 6, 2002 between Cary Deacon and us.

          10.17.1 Addendum to Incentive Stock Option Agreement dated November 13, 2003

          31 (a)    Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

          31 (b)    Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

          32 (a)    Certifications of the Chief Executive Officer pursuant
                    Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C.Section 1350).

          32 (b)    Certifications of the Chief Financial Officer pursuant
                    Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C.Section 1350).

(b) Reports on Form 8-K

On October 20, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting our earnings for the second quarter ended September 30, 2003.

On November 5, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, announcing the acquisition of BCI Eclipse, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NAVARRE CORPORATION
                                                  (Registrant)



Date:  November 14, 2003                          /s/ Eric H. Paulson
                                                  -----------------------
                                                  Eric H. Paulson
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer


Date:  November 14, 2003                          /s/ James Gilbertson
                                                  -----------------------
                                                  James Gilbertson
                                                  Vice President and
                                                  Chief Financial Officer