Form 10-Q
period 2003-12-31
NAVARRE CORP /MN/
filed 2004-02-17
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 2003

                                       or

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

Common Stock, No Par Value -- 25,633,441 shares as of February 6, 2004

                               NAVARRE CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets --
                           December 31, 2003 and March 31, 2003                                     Page 3

                  Consolidated Statements of Income --
                           Three months and nine months ended December 31, 2003 and 2002            Page 4

                  Consolidated Statements of Cash Flows --
                           Nine months ended December 31, 2003 and 2002                             Page 5

                  Notes to Consolidated Financial Statements -- December 31, 2003                   Page 6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.                                                                       PAGE 11

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                       PAGE 19

ITEM 4.           CONTROLS AND PROCEDURES.                                                          PAGE 19


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.                                                                PAGE 20

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.                                        PAGE 24

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.                                                  PAGE 25

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                              PAGE 25

ITEM 5.           OTHER INFORMATION.                                                                PAGE 25

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.                                                 PAGE 25


SIGNATURES                                                                                          PAGE 26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31, 2003   MARCH 31, 2003
                                                                  ----------------------------------
                                                                     (UNAUDITED)          (Note)
ASSETS
Current assets:
   Cash                                                               $  14,151         $  10,485
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $7,840 and $4,833, respectively              81,919            54,787
   Inventories                                                           35,579            22,828
   Prepaid expenses and other current assets                              8,169             4,845
                                                                      ---------------------------
Total current assets                                                    139,818            92,945

Property and equipment, net of accumulated depreciation of
   $6,182 and $5,633, respectively                                        4,872             3,585
Other assets:
   Note receivable, related parties                                         650               800
   Goodwill                                                               9,612             3,109
   Other assets                                                           2,362               690
                                                                      ---------------------------
Total assets                                                          $ 157,314         $ 101,129
                                                                      ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                       $    --           $     805
   Accounts payable                                                     103,745            67,093
   Accrued expenses                                                       6,596             4,292
                                                                      ---------------------------
Total current liabilities                                               110,341            72,190

   Note payable, long-term                                                 --                 268
                                                                      ---------------------------
 Total liabilities                                                      110,341            72,458

Shareholders' equity:
   Common stock, no par value:
      Authorized shares -- 100,000,000, issued and outstanding
          shares--25,523,103 and 21,616,587, respectively               104,085            91,404
   Accumulated deficit                                                  (57,112)          (62,733)
                                                                      ---------------------------
Total shareholders' equity                                               46,973            28,671
                                                                      ---------------------------
Total liabilities and shareholders' equity                            $ 157,314         $ 101,129
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

                               NAVARRE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   DECEMBER 31,                       DECEMBER 31,
                                          ---------------------------------------------------------------
                                             2003              2002              2003             2002
                                          ---------------------------------------------------------------

Net sales                                 $ 153,039         $ 116,887         $ 332,629         $ 275,735

Cost of sales                               135,183           102,846           291,225           242,232
                                          ---------------------------------------------------------------

Gross profit                                 17,856            14,041            41,404            33,503

Operating expenses:
   Selling and marketing                      4,663             3,508            11,821             9,449
   Distribution and warehousing               1,852             1,814             4,349             4,244
   General and administration                 5,706             5,271            16,712            15,001
   Depreciation and amortization                578               456             1,374             1,131
   Stock-based compensation                     536              --                 705              --
                                          ---------------------------------------------------------------
                                             13,335            11,049            34,961            29,825
                                          ---------------------------------------------------------------

Income from operations                        4,521             2,992             6,443             3,678

Other income (expense):
   Debt extinguishment                         (908)             --                (908)             --
   Interest expense                            (178)              (53)             (324)             (148)
   Other income                                 155                66               410               349
                                          ---------------------------------------------------------------

Net  income                               $   3,590         $   3,005         $   5,621         $   3,879
                                          ===============================================================

Income per common share:
    Basic                                 $    0.16         $    0.14         $    0.26         $    0.18
                                          ===============================================================
    Diluted                               $    0.15         $    0.14         $    0.24         $    0.18
                                          ===============================================================
Weighted average common and common
  equivalent shares outstanding:
    Basic                                    22,232            21,616            21,822            21,616
                                          ===============================================================
    Diluted                                  24,094            22,009            23,003            21,814
                                          ===============================================================

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED DECEMBER 31,
                                                          ------------------------------
                                                              2003              2002
                                                            ---------------------------
OPERATING ACTIVITIES
Net income                                                  $   5,621         $   3,879
Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                           1,374             1,131
        Write off of notes receivable                             193               193
        Warrant expense                                           372              --
        Changes in operating assets and liabilities:
               Accounts receivable                            (21,990)          (25,881)
               Inventories                                     (9,680)           (8,617)
               Prepaid expenses and other assets               (3,932)           (3,217)
               Accounts payable and accrued expenses           33,264            36,663
                                                            ---------------------------
Net cash provided by operating activities                       5,222             4,151

INVESTING ACTIVITIES
Acquisition, net of cash acquired                             (10,326)           (7,046)
Note receivable, related parties                                  (43)             (755)
Purchase of equipment and leasehold improvements               (2,423)             (878)
                                                            ---------------------------
Net cash used in investing activities                         (12,792)           (8,679)

FINANCING ACTIVITIES
Proceeds from sale of common stock                             11,427              --
Proceeds from exercise of common stock options                    882              --
Proceeds from notes payable                                   134,796              --
Repayment of notes payable                                   (135,869)             (267)
                                                            ---------------------------
Net cash provided by (used in) financing activities            11,236              (267)

Net increase (decrease) in cash                                 3,666            (4,795)
Cash at beginning of period                                    10,485            18,966
                                                            ---------------------------
Cash at end of period                                       $  14,151         $  14,171
                                                            ===========================

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Navarre Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the nine month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of FIN 46 are effective for fiscal year 2004. We do not expect that our adoption of FIN 46 will have a material impact on our consolidated results of operations, financial position or cash flows. In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period that begins after June 15, 2003. Our adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE C -- ACQUISITIONS

On November 3, 2003, we acquired the assets of BCI Eclipse, LLC. Under the terms of the acquisition, a newly-formed subsidiary of Navarre acquired all assets of BCI Eclipse for approximately $7.9 million in cash, $2.4 million in debt and $5.2 million for the value of the one million shares of common stock. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse's business. The acquisition of BCI Eclipse is part of our strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse's proprietary audio products will contribute to our direction of enhancing products and services to our new mass merchandise customers. BCI Eclipse is recognized as a significant provider of niche DVD/Video products. BCI Eclipse's DVD/Video and audio collection represents exclusively licensed titles and in-house produced CDs and DVDs. BCI is headquartered in Newbury Park, California. The acquisition will be accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired will be finalized in fiscal 2004. We will adjust the allocation of the purchase price after obtaining more information regarding asset and liability valuations. The preliminary allocations resulted in goodwill of $6.5 million. Under SFAS No.142, goodwill is not amortized.

 The preliminary purchase price allocation was as follows:       (in thousands)

          Accounts receivable, net of allowances                        $ 5,142
          Inventories                                                     3,071
          Prepaid expenses and other current assets                       1,272
          Property and equipment                                             30
          Value of 1,000,000 shares                                       5,370
          Goodwill                                                       11,873
          Current liabilities                                            (5,692)
                                                                   ------------
                                                                        $10,326
                                                                   ============


In connection with the above acquisition, on November 5, 2003, we entered into a new agreement with Hilco Capital, L.P. for a four-year $6 million credit facility. Our obligations under the credit agreement were collateralized by a security interest in our receivables and inventories. In association with that agreement, we paid certain facility and agent fees. Under that agreement we were required to meet certain covenants.

In connection the Hilco loan, we granted Hilco a five (5)-year warrant to purchase 320,000 shares of our common stock exercisable at $2.88 per share, the market price of our common stock on the date of the Hilco commitment. Also in connection with the Hilco loan, we were required to grant to Hilco a second five
(5)-year warrant to purchase an additional 55,000 shares of our common stock if our common stock should trade at less than ninety-five percent (95%) of the closing stock price on the date of the BCI Eclipse closing for a specified period of time. As our common stock did trade at less than ninety-five percent (95%) of the closing stock price on the date of the BCI Eclipse closing for the specified period of time, on November 17, 2003, we granted Hilco a second warrant to purchase 55,000 shares of our common stock exercisable at $5.67 per share, the market price of our common stock on the date of the closing of the Hilco loan. Each of these warrants contains customary anti-dilution and cashless exercise provisions. Each of these warrants also contains customary registration rights that become effective on November 3, 2004, which is the first anniversary date of the BCI Eclipse closing.

On December 16, 2003, we paid off this credit facility in full and in doing so recorded a special charge for a debt retirement expense of $908,000 consisting of debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

NOTE D -- BUSINESS SEGMENTS

Financial information by reportable business segment is included in the following summary:

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
(In thousands)                                      DECEMBER 31,                        DECEMBER 31,
                                           ---------------------------------------------------------------
                                              2003              2002              2003              2002
                                           ---------------------------------------------------------------
NET SALES
Home Entertainment Products                $ 146,305         $ 116,116         $ 321,887         $ 273,606
Encore                                        10,194             4,755            24,069             8,512
BCI                                            2,098              --               2,098              --
Intercompany elimination                      (5,558)           (3,984)          (15,425)           (6,383)
                                           ---------------------------------------------------------------
CONSOLIDATED                                 153,039           116,887           332,629           275,735
                                           ===============================================================

OPERATING INCOME (LOSS)
Home Entertainment Products                    4,641             2,865             6,499             3,740
Encore                                          (614)              127              (550)              (62)
BCI                                              494              --                 494              --
                                           ---------------------------------------------------------------
CONSOLIDATED INCOME FROM OPERATIONS            4,521             2,992             6,443             3,678
                                           ===============================================================

Debt retirement expense                         (908)             --                (908)             --
Interest expense                                (178)              (53)             (324)             (148)
Other income (expense)                           155                66               410               349
                                           ---------------------------------------------------------------
NET INCOME                                 $   3,590         $   3,005         $   5,621         $   3,879
                                           ===============================================================

NOTE E - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               DECEMBER 31,                DECEMBER 31,
                                                       ------------------------------------------------------
                                                           2003          2002          2003         2002
                                                       ------------------------------------------------------
Numerator:
     Net income                                          $ 3,590        $ 3,005        $ 5,621        $ 3,879
Denominator:
     Denominator for basic earnings per
          share--weighted-average shares                  22,232         21,616         21,822         21,616
     Dilutive securities:  Employee stock options          1,862            393          1,181            198
                                                         ----------------------------------------------------
     Denominator for diluted earnings per share
           -adjusted weighted-average shares              24,094         22,009         23,003         21,814
                                                         ====================================================

Basic income per share                                   $  0.16        $  0.14        $  0.26        $  0.18
                                                         ====================================================
Dilutive income per share                                $  0.15        $  0.14        $  0.24        $  0.18
                                                         ====================================================

NOTE F - STOCK-BASED COMPENSATION

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

We have stock-based employee compensation plans comprised primarily of fixed stock option plans. We have not adopted a method of transition to the fair value-based method of accounting for stock-based employee compensation provided under SFAS No. 148, but continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. Accordingly, no compensation expense has been recognized for stock option plans as the exercise price equals the stock price on the date of grant. The tables below illustrate the effect on net income
(loss) and income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the last three quarters. The tables for the two previous quarters ended June 30, 2003 and September 30, 2003 have been restated.


(In thousands, except per share data)                              THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                       2003         2002
                                                                      --------------------
Net income, as reported                                               $ 308        $   198
Add: Stock-based employee compensation expense                           28           --
Deduct: Stock-based compensation expense determined under fair         (200)          (207)
value method for all awards
                                                                      --------------------
Net income , pro forma                                                $ 136        $    (9)
                                                                      ====================
Income per share:
   Basic -- as reported                                               $0.01        $  0.01
                                                                      ====================
   Basic -- pro forma                                                 $0.01        $  0.00
                                                                      ====================
   Diluted -- as reported                                             $0.01        $  0.01
                                                                      ====================
   Diluted -- pro forma                                               $0.01        $  0.00
                                                                      ====================



(In thousands, except per share data)                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                -----------------------------------------------------
                                                                   2003         2002         2003              2002
                                                                -----------------------------------------------------
Net income, as reported                                          $ 1,723         $ 676        $2,031        $     874
Add: Stock-based employee compensation expense                       141           --            169             --
Deduct: Stock-based compensation expense determined under
fair value method for all awards                                    (211)         (211)         (411)            (417)
                                                                 ----------------------------------------------------
Net income , pro forma                                             1,653           465         1,789              457
                                                                 ====================================================
Income per share:
   Basic -- as reported                                          $  0.08         $0.03        $ 0.09        $    0.04
                                                                 ====================================================
   Basic -- pro forma                                            $  0.08         $0.02        $ 0.08        $    0.02
                                                                 ====================================================
   Diluted -- as reported                                        $  0.08         $0.03        $ 0.09        $    0.04
                                                                 ====================================================
   Diluted -- pro forma                                          $  0.07         $0.02        $ 0.08        $    0.02
                                                                 ====================================================



(In thousands, except per share data)                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                ------------------------ ---------------------------
                                                                   2003         2002         2003          2002
                                                                ------------ ----------- ------------- -------------
Net income, as reported                                              $3,590      $3,005        $5,621        $3,879
Add: Stock-based employee compensation expense                          536        ----           705
Deduct: Stock-based compensation expense determined under
fair value method for all awards                                       (209)        (68)         (621)         (485)
                                                                ------------ ----------- ------------- -------------
Net income , pro forma                                               $3,917      $2,937        $5,705        $3,394
                                                                ============ =========== ============= =============
Income per share:
   Basic -- as reported                                               $0.16       $0.14         $0.26         $0.18
                                                                ============ =========== ============= =============
   Basic -- pro forma                                                 $0.18       $0.14         $0.26         $0.16
                                                                ============ =========== ============= =============
   Diluted -- as reported                                             $0.15       $0.14         $0.24         $0.18
                                                                ============ =========== ============= =============
   Diluted -- pro forma                                               $0.16       $0.13         $0.25         $0.16
                                                                ============ =========== ============= =============



NOTE G - BANK FINANCING AND DEBT

On June 24, 2003, we amended our credit agreement with General Electric Capital Corporation. The credit facility increased from $30 million to $40 million and the term was extended to 2007. As of December 31, 2003, we had no borrowings under our credit facility. Under this agreement we are required to meet certain covenants. We were in compliance with these covenants as of December 31, 2003.

NOTE H -- INCOME TAX

Due to the accumulated net operating losses from prior years, we have not recorded any provision for income taxes. We had net operating loss carryforwards of $22.9 million at March 31, 2003, which begin to expire in 2014. We have not recorded any income tax expense for the three and nine months ended December 31, 2003 and 2002, respectively, as we have been able to utilize existing net operating loss carryforwards. The deferred tax assets associated with these net operating loss carryforwards have been fully reserved, resulting in no tax expense in periods where such carryforwards are utilized.

NOTE I -- CONTINGENCIES

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

We operate in three business segments: Home Entertainment Products, Encore Software, Inc. ("Encore") and BCI Eclipse ("BCI"). Home Entertainment Products consists of two divisions: Navarre Distribution Services ("NDS") and Navarre Entertainment Media ("NEM"). Our Encore subsidiary engages in interactive publishing, and BCI is a significant provider of niche DVD/Video products.

Through NDS, we distribute non-proprietary or non-exclusive entertainment products, including PC software, major label music, DVD video, video games and accessories. We focus on providing retailers and publishers a wide array of high-quality services, including vendor-managed inventory, full EDI protocol, packaging, manufacturing, fulfillment, and marketing, for the broad, efficient distribution of non-proprietary home entertainment products. We will pursue substantial growth of NDS in several ways, including by (i) extending the number of software categories we serve, such as the productivity category; (ii) expanding the presence in distribution of home entertainment content formats, such as DVD and interactive games; and (iii) leveraging our unique mix of operational capabilities to deepen relationships with existing retailers and publisher clients.

Through NEM, we distribute prerecorded music of primarily independent labels and their artists, CD and DVD audio, and video in DVD and VHS format, that is exclusively licensed to us, to national and regional music retailers, rackjobbers, and one-stops throughout the United States and Canada. We offer independent content creators, such as labels, studios and artists, the resources and exposure to generate high visibility with valuable distribution in a broad array of major outlets throughout North America. We seek to significantly enhance our competitive position in independent music label distribution in several ways, including: (i) possible acquisitions of competing independent distribution companies; (ii) continuing to seek new proprietary distribution opportunities; (iii) increased ownership of content that broadens our reach across all musical genres; and (iv) exclusive licenses and outright strategic acquisition.

We acquired the primary assets of Encore Software, Inc. on July 31, 2002. Encore is an interactive publisher in the video game and PC CD-ROM markets. Encore had been a leading publisher in the software market for nearly a decade. They had built a solid expertise in product development, sales distribution, marketing and public relations. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. The assets are held by our majority-owned subsidiary, Encore Software, Inc.

On November 3, 2003, we acquired the assets of BCI Eclipse, LLC. The acquisition of BCI Eclipse is part of Navarre's strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse's proprietary audio products will contribute to our direction of enhancing products and services to our new mass merchandise customers. BCI Eclipse is recognized as a significant provider of niche DVD/Video products. BCI Eclipse's DVD/Video and audio collection represents exclusively licensed titles and in-house produced CDs and DVDs. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to BCI's business. The assets are held by our wholly-owned subsidiary, BCI.

FORWARD LOOKING STATEMENTS

The forward-looking statements contained herein are subject to risks and uncertainties, and the actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties including, but not limited to, the Company's dependence upon a limited number of large customers that account for a significant part of its business; developments in the retail and consumer markets for prerecorded music products and computer software products; the Company's ability to successfully increase its sales of video and DVD products; retail consumer buying patterns; the ability of the Company and the music industry generally to maintain or increase sales in light of the wide-spread Internet-based music swapping and file sharing by consumers; new and different competition in the Company's traditional and new markets; seasonality in its business and the fact that a large portion of the Company's revenues have traditionally been related to the holiday selling season; the Company's ability to successfully act as distributor to on-line retailers; the Company's ability to manage its inventory; the Company's dependence upon recording labels and artists; the Company's dependence upon obtaining and maintaining license agreements with software publishers; the Company's ability to react to changes in the distribution of software and prerecorded music; the Company's dependence upon a key employee, namely, Eric H. Paulson, Chairman of the Board, President and Chief Executive Officer, who has been with the Company since its inception in 1983; the ability of the Company's majority-owned subsidiary, Encore Software, Inc, a videogame and CD-ROM publisher, to successfully develop and distribute new and existing products; the ability of the Company to integrate the business of BCI Eclipse; and the ability of BCI Eclipse to develop and distribute DVD/Video products. A detailed statement of risks and uncertainties is contained in the Company's reports to the Securities and Exchange Commission, including in particular the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Investors and shareholders are urged to read this document carefully. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2003           2002           2003          2002
                                                    ----------------------------------------------------
   NET SALES:
      Home Entertainment Products:
        Distribution Services                         86.4%          85.5%          83.8%          82.9%
        Entertainment Media                            9.2           13.8           13.0           16.3
                                                     --------------------------------------------------
      Home Entertainment Products net sales           95.6           99.3           96.8           99.2
      Encore                                           6.6            4.1            7.2            3.1
      BCI                                              1.4            --             0.6            --
      Inter company elimination                       (3.6)          (3.4)          (4.6)          (2.3)
                                                     --------------------------------------------------
      Total net sales                                100.0          100.0          100.0          100.0
   Cost of sales                                      88.3           88.0           87.6           87.8
                                                     --------------------------------------------------
   Gross profit                                       11.7           12.0           12.4           12.2

   Selling and promotion                               3.0            3.0            3.6            3.4
   Distribution and warehousing                        1.2            1.5            1.3            1.5
   General and administration                          3.7            4.5            5.0            5.4
   Depreciation and amortization                       0.4            0.3            0.4            0.4
   Stock-based compensation                            0.4            --             0.2            --
                                                     --------------------------------------------------
   Income from operations                              3.0            2.6            1.9            1.3
   Debt retirement expense                            (0.6)           --            (0.3)           --
   Interest expense                                   (0.1)          (0.0)          (0.1)          (0.0)
   Other income and expense                            0.1            0.0            0.1            0.1
                                                     --------------------------------------------------
   NET INCOME                                          2.3%           2.6%           1.7%           1.4%
                                                     ==================================================



HOME ENTERTAINMENT PRODUCTS FOR THE THIRD QUARTER ENDED DECEMBER 31, 2003

NET SALES

Net sales for the third quarter ended December 31, 2003 increased 26.0% to $146.3 million from $116.1 million in the same period in fiscal 2003. The increase in net sales was due to increased sales for NDS. Net sales for NDS increased 32.2% to $132.3 million for the third quarter ended December 31, 2003 from $100.1 million for the same period in fiscal 2003. The increase was due to the division continuing to grow its foothold in the productivity software space, an expansion of its customer roster of major label music and major studio DVD video and growth in video game distribution of $15 million, an increase of 870% over last year. Net sales for NEM decreased 12.5% to $14.0 million for the third quarter ended December 31, 2003 from $16.0 million for the same period in fiscal 2003. The NEM product is subject to the quality of offerings from the labels throughout the year. As the label offering may vary on a quarter by quarter basis, we do not believe the drop in revenue signifies a trend toward future lower sales.

GROSS PROFIT

Gross profit for the third quarter ended December 31, 2003 increased 18.1% to $15.0 million from $12.7 million for the same period in fiscal 2003. As a percent of net sales, gross profit decreased to 10.3% from 10.9%. The decrease in gross profit as a percent of net sales was due principally to lower margins from the growth of our video game distribution business. The sales of the video game distribution business, with margins of 6% to 9%, represent only 5.2% of Home Entertainment Products sales for the quarter. It should be noted that the video game business is highly skewed to the holiday season. As such, the sales of video games as a percent of sales on a rolling twelve months basis would be much lower. Additionally, video games are sold on a one-way basis with no returns by the customer allowed; therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. Depending upon the overall mix of products sold by Home Entertainment Products, further expansion of video game distribution could cause margins to decrease slightly.

Gross profit from NDS net sales for the third quarter ended December 31, 2003 was $12.5 million or 9.4% as a percent of net sales compared with $10.2 million or 10.2% as a percent of net sales in the same period in fiscal 2003. The decrease in gross profit as a percent of net sales for NDS was due to changes in the mix of products as described above. Additional software categories such as business and productivity generally have lower gross margins; however, these product categories tend to sell at higher dollar price points. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as the Company continues to expand its market share in business and productivity software and video games.

Gross profit from NEM net sales for the third quarter ended December 31, 2003 was $2.5 million or 17.9% as a percent of net sales compared with $2.5 million or 15.6% as a percent of net sales in the same period in fiscal 2003. The increase in gross profit and as a percent of net sales for NEM was a result of the division's continuing efforts to sign new labels at higher distribution rates.

OPERATING EXPENSES

Total operating expenses for the third quarter ended December 31, 2003 increased to $10.3 million from $9.8 million in the same period in fiscal 2003. As a percent of net sales, total operating expenses for the third quarter ended December 31, 2003 decreased to 7.1% from 8.4% in the same period in fiscal 2003.

Selling and marketing expenses for the third quarter ended December 31, 2003 decreased to $2.9 million or 2.0% as a percent of sales compared to $3.2 million or 2.8% as a percent of sales for the same period in fiscal 2003. The decrease is related to an expense of $325,000 incurred in the prior year from the write-off of racks that were purchased with an attempt to expand our DVD business.

Distribution and warehousing expenses for the third quarter ended December 31, 2003 increased to $1.9 million from $1.8 million for the same period in fiscal 2003. As a percent of net sales, distribution and warehousing expense decreased to 1.3% from 1.6%. The decrease in distribution and warehousing expense as a percent of net sales was due to the overall improved efficiency of warehousing expenses of approximately $370,000 reflecting, in part, the efficiencies associated with a higher level of sales.

General and administration expenses for the third quarter ended December 31, 2003 increased to $4.6 million from $4.4 million for the same period in fiscal 2003. As a percent of net sales, general and administration expenses decreased to 3.1% from 3.8%. Although general and administration expenses increased in dollar amount because of an increase in IT cost of $157,000 and an increase in overall insurance of $75,000, overall we experienced a decrease in general and administration expenses as a percent of net sales. Certain expenses, such as IT expense, are directly attributable to increased sales due to handling costs. We also added personnel in our investor relations payroll and legal staff, although their costs were offset by a decrease in our overall actual legal expenses.

Depreciation and amortization was $380,000 for the third quarter ended December 31, 2003 compared to $333,000 for the same period in fiscal 2003.

During the third quarter ended December 31, 2003, we recorded a non-cash charge of $536,000 for stock-based compensation relating to the vesting of option shares exercisable under option agreements for the key employees.

Operating income for Home Entertainment Products was $4.7 million for the third quarter ended December 31, 2003 compared to $2.9 million for the same period in fiscal 2003.

HOME ENTERTAINMENT PRODUCTS FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2003

Net sales for the nine-month period ended December 31, 2003 increased 17.7% to $321.9 million from $273.6 million in the same period in fiscal 2003. Net sales for NDS for the nine-month period ended December 31, 2003 increased 21.9% to $278.6 million from $228.6 million in the same period in fiscal 2003. The increase was due to the division continuing to grow its foothold in the productivity software space, an expansion of its customer roster of major label music and major studio DVD video and growth in video game distribution of $15 million, an increase of 870% over last year. Net sales for NEM for the nine-month period ended December 31, 2003 decreased 3.8% to $43.3 million from $45.0 million in the same period in fiscal 2003. The NEM product is subject to the quality of offerings from the labels throughout the year. We do not believe at this time for this to be a trend of future lower sales.

Gross profit for the nine-month period ended December 31, 2003 increased 11.9% to $34.0 million from $30.4 million for the same period in fiscal 2003. As a percent of net sales, gross profit for the nine-month period ended December 31, 2003 decreased to 10.6% from 11.1% for the same period in fiscal 2003. The decrease in gross profit as a percent of net sales was due principally to lower margins from the growth of its video game distribution business. It should be noted that the video game business is highly skewed to the holiday season. As such, the sales of video games as a percent of sales on a rolling twelve months basis would be much lower. Additional, video games are sold on a one-way basis with no returns by the customer allowed. Therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. Depending upon the overall mix of products sold by Home Entertainment Products, further expansion of video game distribution could cause margins to decrease slightly.

Gross profit from NDS net sales for the nine-month period ended December 31, 2003 was $26.9 million or 9.7% as a percent of net sales compared with $23.6 million or 10.3% as a percent of net sales in the same period in fiscal 2003. Software categories such as business and productivity generally have lower gross margins; however, these product categories tend to sell at higher dollar price points. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as the Company continues to expand its market share in business and productivity software and video games.
Gross profit from NEM net sales for the nine-month period ended December 31, 2003 was $7.1 million or 16.4% as a percent of net sales compared with $6.9 million or 15.3% as a percent of net sales in the same period in fiscal 2003. The increase in gross profit and as a percent of net sales for NEM was a result of the division's continuing efforts to sign new labels at higher distribution rates.

Total operating expenses for the nine-month period ended December 31, 2003 increased to $27.5 million from $26.6 million in the same period in fiscal 2003. As a percent of net sales, total operating expenses for the nine-month period ended December 31, 2003 decreased to 8.5% from 9.7% in the same period in fiscal 2003.

Selling and marketing expenses for the nine-month period ended December 31, 2003 decreased to $7.4 million from $7.9 million for the same period in fiscal 2003. Selling and marketing expenses as a percent of net sales decreased to 2.3% for the nine-month period ended December 31, 2003 from 2.9% for the same period in fiscal 2003. The decrease is related to an expense of $325,000 incurred in the prior year from the write-off of racks that were purchased with an attempt to expand our DVD business.

Distribution and warehousing expenses for the nine-month period ended December 31, 2003 increased to $4.4 million from $4.2 million for the same period in fiscal 2003. As a percent of net sales, distribution and warehousing expense for the nine-month period ended December 31, 2003 decreased to 1.4% from 1.5% for the same period in fiscal 2003. The decrease in distribution and warehousing expense as a percent of net sales was due to the overall improved efficiency of warehousing expenses of approximately $540,000 reflecting, in part, the efficiencies associated with a higher level of sales.

General and administration expenses for the nine-month period ended December 31, 2003 increased to $14.1 million from $13.6 million for the same period in fiscal 2003. As a percent of net sales, general and administration expenses for the nine-month period ended December 31, 2003 decreased to 4.4% from 4.9% for the same period in fiscal 2003. Although general and administration expense increased in dollar amount from an increase in IT cost of $277,000 and an increase in overall insurance of $184,000, overall we experienced a decrease in general and administration expense as a percent of net sales. Certain expenses, such as IT expenses, are directly attributable to increased sales due to handling costs. We also added personnel in our investor relations payroll and legal staff, although their costs were offset by a decrease in our overall actual legal expenses.

For the nine-month period ended December 31, 2003, depreciation and amortization was $898,000 compared to $934,000 for the same period in fiscal 2003.

For the nine-month period ended December 31, 2003, stock-based compensation expense was $705,000.

For the nine-month period ended December 31, 2003, operating income for Home Entertainment Products was $6.5 million compared to $3.7 million for the same period in fiscal 2003.

ENCORE SOFTWARE, INC. FOR THE THIRD QUARTER ENDED DECEMBER 31, 2003

Encore had net sales of $10.2 million less $5.6 million of inter-company net sales sold to Home Entertainment Products for the third quarter ended December 31, 2003 compared to $4.7 million less $4.0 million of inter-company net sales sold to Home Entertainment Products for the same period in fiscal 2003. The increase in net sales resulted from an expansion of third party distribution of a vendor into a mass merchant customer, which began in late August 2003. The increase in net sales of approximately $1.0 million was attributable to the robust sales of Marine Aquarium products.

Gross profit from Encore's net sales for the third quarter ended December 31, 2003 was $1.9 million or 18.6% as a percent of net sales compared with $1.4 million or 29.2% as a percent of net sales in the same period in fiscal 2003. The decrease in gross profit as a percent of net sales was due to an expansion of third party distribution of a vendor into a mass merchant customer, which began in late August 2003. The sales and margin for this business for the third quarter was $4.8 million or 15%. This business was initiated at Encore due to Encore's previously established relationship with the mass merchant. It is expected that this ongoing business will move to Home Entertainment Products beginning in fiscal 2005 as the relationship has shifted to Home Entertainment Products due to its distribution skills. Margins were also affected by a $1.0 million charge to cost of goods based upon an impairment test concerning Encore's lone video game development project. This project was acquired with the purchase of Encore.

Selling and promotion expense for the third quarter ended December 31, 2003 was $1.6 million or 15.7% as a percent of net sales compared to $264,000 or 5.5% as a percent of net sales for the same period in fiscal 2003. The increase was related to the advertising expense of approximately $200,000 to set up the release of several products of a vendor that are expected to sell in the fiscal fourth quarter.

General and administration expense for the third quarter ended December 31, 2003 was $755,000 or 7.4% of net sales compared to $857,000 or 17.9% as a percent of net sales for the same period in fiscal 2003. The decrease in general and administration expenses and as a percent of net sales was due to the overall improved efficiencies.

Depreciation expense was $141,000 for the third quarter ended December 31, 2003 compared to $123,000 for the same period in fiscal 2003.

Encore had an operating loss of $614,000 for the third quarter ended December 31, 2003 compared to operating income of $127,000 for the same period in fiscal 2003.

Due to the fact that Home Entertainment purchases from Encore, $5.6 million of inter-company net sales were eliminated in the third quarter ended December 31, 2003 compared to $4.0 million for the same period in fiscal 2003.

ENCORE SOFTWARE, INC. FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2003

For the nine-month period ended December 31, 2003, Encore had net sales of $24.1 million less $15.4 million of inter-company net sales sold to Home Entertainment Products compared to $8.5 million less $6.4 million of inter-company net sales sold to Home Entertainment Products for the five-month period in fiscal 2003. Gross profit from Encore's net sales for the nine-month period ended December 31, 2003 was $6.4 million or 26.6% as a percent of net sales compared with $3.1 million or 36.5% as a percent of net sales in the five-month period in fiscal 2003. For the nine-month period ended December 31, 2003, selling and promotion expense was $4.3 million or 17.8% as a percent of net sales compared to $1.5 million or 17.6% as a percent of net sales for the five-month period in fiscal 2003. For the nine-month period ended December 31, 2003, general and administration expense was $2.3 million or 9.6% as a percent of net sales compared to $1.4 million or 17.0% as a percent of net sales for the five-month period in fiscal 2003. For the nine-month period ended December 31, 2003, depreciation was $418,000 compared to $197,000 for the five-month period in fiscal 2003. For the nine-month period ended December 31, 2003, Encore had an operating loss of $550,000 compared to an operating loss of $62,000 for the five-month period in fiscal 2003.

BCI FOR THE TWO-MONTH PERIOD ENDED DECEMBER 31, 2003

BCI had net sales of $2.1 million, gross profit of $1.0 million, selling and promotion expense of $161,000, general and administration expense of $307,000, depreciation expense of $58,000 and operating income of $494,000 for the two-month period ended December 31, 2003.

CONSOLIDATED OTHER INCOME/EXPENSE

Interest expense for the third quarter ended December 31, 2003 was $178,000 compared to $53,000 for the same period in fiscal 2003. For the nine-month period ended December 31, 2003, interest expense was $324,000 compared to $148,000 for the same period in fiscal 2003. The increase for the third quarter and nine-month period ended December 31, 2003 resulted from our use of our line of credit and the Hilco Loan in connection with the acquisition of BCI Eclipse.

For the third quarter ended December 31, 2003, we recorded a non-recurring charge incurred in connection with the complete discharge of the Hilco financing used for the BCI acquisition of deferred debt acquisition costs of $908,000, consisting of debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

Other income, which consists principally of interest income, was $156,000 for the third quarter ended December 31, 2003 compared to $66,000 for the same period in fiscal 2003. For the nine-month period ended December 31, 2003, other income was $411,000 compared to $349,000 for the same period in fiscal 2003.

Due to the accumulated net operating losses from prior years, we have not recorded any provision for income taxes. We had net operating loss carryforwards of $22.9 million at March 31, 2003, which begin to expire in 2014. We have not recorded any income tax expense for the three and nine months ended December 31, 2003 and 2002, respectively, as we have been able to utilize existing net operating loss carryforwards. The deferred tax assets associated with these net operating loss carryforwards have been fully reserved, resulting in no tax expense in periods where such carryforwards are utilized.

We had net income for the third quarter ended December 31, 2003 of $3.6 million compared to $3.0 million for the same period in fiscal 2003. For the nine-month period ended December 31, 2003, our net income was $5.6 million compared to $3.9 million for the same period in fiscal 2003.

MARKET RISK

Although we are subject to some interest rate risk,because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows. It is our policy not to enter into derivative financial instrument transactions.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital needs through bank borrowings, sale of equity securities and management of the various components of our working capital, including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At December 31, 2003, we had net accounts receivable of $81.9 million, inventory of $35.6 million, prepaid expenses of $8.2 million, accounts payable of $103.7 million, accrued expenses of $6.6 million and no bank borrowings under our $40 million credit facility.

Net cash provided by operating activities was $5.2 million for the nine months ended December 31, 2003. During that period, accounts receivable increased by $22.0 million, inventories increased by $9.7 million and accounts payable and accrued expense increased by $33.3 million. Accounts receivable, inventory and accounts payable typically fluctuate during the first three quarters of our fiscal year and decrease after the holiday season.

During the nine months ended December 31, 2003, investing activities used $12.8 million of net cash primarily for the acquisition of BCI of $10.3 million and the purchase of furniture, equipment and leasehold improvements.

Financing activities provided $11.2 million of net cash during the nine months ended December 31, 2003, primarily from a private placement to institutional and other accredited investors of approximately 2.6 million shares of common stock and approximately 650,000 five-year warrants to purchase common stock exercisable at $7.00 per share. The placement raised approximately $12.5 million, resulting in net proceeds of approximately $11.4 million after deducting offering costs and placement agent fees. Proceeds from the private placement were used for repayment of approximately $6.6 million of debt owed to Hilco Capital, LP incurred in connection with the recent acquisition of BCI Eclipse and for working capital and general corporate purposes, including potential acquisitions. In connection with the repayment of the debt owed to Hilco, we recorded a non-recurring charge to write off deferred debt acquisition costs of $908,000, consisting of debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

Cash decreased by $3.7 million during the nine months ended December 31, 2003.

Although we believe we have sufficient cash and working capital to meet our short-term liquidity and capital requirements, we anticipate we could utilize our credit facility during the next twelve months to meet seasonal working capital needs. We currently have a $40 million line of credit with General Electric Capital Corporation. The facility requires a $10 million excess capacity limit which allows us to use up to $30 million based on accounts receivable and inventory criteria. Although we have not needed to use our full capacity under the credit facility, future acquisitions could require other funding as the line is to be used primarily for working capital needs and not as acquisition capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to disclosures about market risk is contained in the section of this Quarterly Report on Form 10-Q entitled "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

For the quarter ended December 31, 2003, there were no changes in our internal controls.

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

On February 4, 2004, the Company executed and delivered to counsel for Encore a settlement agreement previously agreed to by all parties. Neither the Company nor its subsidiary are required to make a monetary contribution to the settlement, but both will obtain a complete release of claims related to the matter. The settlement agreement is being circulated for execution by all parties and requires the parties to stipulate to dismissal of the lawsuit.

BOB GRADY AND WILSON MEADOWS V. NAVARRE CORPORATION, ET. AL

On or about January 29, 2001, Bob Grady Music and Wilson Meadows (collectively,"Plaintiffs") filed this action in the United States District Court for the Northern District of Georgia, Case No. 01-CV-0252, alleging, among other things, copyright infringement against the Company and seeking damages in excess of $150,000 in connection with the Company's distribution of musical albums pursuant to a written distribution agreement with Fortune Entertainment, Inc. ("Fortune"). On March 13, 2001, the Company answered the Complaint, denying liability and asserting affirmative defenses. On March 13, 2001, the Company filed a Third-Party Complaint against co-defendant Fortune and its owner Bruce Dugan seeking indemnity and contribution on the claims made by Bob Grady and Wilson Meadows. Neither Fortune nor Bruce Dugan has responded to the Third Party Complaint. Discovery is completed, and the parties filed cross-motions for summary judgment.

On March 31, 2003, the District Court granted the Company's motion for summary judgment, denied Plaintiffs' motion for summary judgment, and entered judgment dismissing all of Plaintiffs' claims against the Company. The Company moved for an award of its attorneys' fees on April 14, 2003, and Plaintiffs responded, opposing the motion. The District Court has not decided the motion. By Order dated January 26, 2004, the District Court granted in part and denied in part the Company's motion for an award of attorneys' fees and ordered the Company to submit an itemized attorneys' fees statement for purposes of entry of the award. The Company submitted the attorneys' fees and expenses statement to the Court on February 6, 2004, requesting $70,512.82.

Plaintiffs have filed a Notice of Appeal with the Eleventh Circuit Court of Appeals. After requesting briefs on whether it had jurisdiction to hear the appeal, the Court ruled that it had jurisdiction. However, Plaintiffs/Appellants did not timely file their papers as required by appellate rules of procedure, and the appeal was administratively dismissed on August 25, 2003. Plaintiffs/Appellants moved to re-open the appeal, the Company opposed the motion, but on September 22, 2003, the Court granted the request and accepted the late filed brief. The Company filed its responsive appeal brief on October 22, 2003. Oral argument on the appeal has been set for March 11, 2004.

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

BRIDGEPORT MUSIC, INC., ET AL. V. 11C MUSIC, INC., ET AL.

On or about May 17, 2001, the Company received notice of the commencement and filing of action in the Federal District Court for the Middle District of Tennessee, Court File No. 3:01-0412, brought by Plaintiffs against a "record number" of defendants alleging, among other things, copyright infringement claims. Among the defendants identified is an entity named as "Breakaway Navarre." Through counsel, the Company has notified Plaintiffs' counsel that there is no such entity as "Breakaway Navarre," and that, therefore, the Company is not in a position to waive service of process in connection with the matter. Pursuant to certain court orders, all summons to be served on defendants were to be issued by the court at the request of the plaintiffs by mid-May 2001. Service was to be completed thereafter within the federal rules requirements. It does not appear that service of process against the Company has been accomplished, and plaintiffs' counsel has agreed to dismiss their claims against "Breakaway Navarre." By Order dated May 29, 2003, Plaintiffs' claims against "Breakaway Navarre" were dismissed with prejudice and on the merits.

The Company has not yet been made a party to this lawsuit and, based on the comments from plaintiffs' counsel, it is unlikely that plaintiffs will attempt to include the Company as a party defendant in the future.

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

As of November 15, 2002, all Defendants had answered the Company's Complaint and asserted counterclaims. Defendants allege eleven separate counterclaims based on breach of contract, gross negligence, willful misconduct, and intentional bad faith, and seek damages which are difficult to decipher but appear be at least $3,000,000, as well as nullification of the personal guaranties of the individual defendants. The parties have completed discovery. The Court issued an Amended Scheduling Order setting the case for trial during the calendar trial block of January 5, 2004, but that date was continued indefinitely because of a Court scheduling conflict. Mediation was completed, but no settlement agreement was reached. Both sides moved for summary judgment, and the motions were heard on September 11, 2003.

By Order dated October 7, 2003, the court granted in part, and denied in part, the Company's motion, and denied entirely defendants' motion for summary judgment. Among other things, the Court granted the Company's motion against the individual defendants/guarantors for the entire debt claimed by the Company (in excess of $442,000), plus the Company's attorneys' fees and costs. The Court also dismissed Counts 7, 8, and 9 of the individual defendants' counterclaims. Prior to the continuance of the January 5, 2004, trial date, the Company filed various pretrial motions with the Court, including a motion for sanctions against defendants for failure to comply with the Court's pretrial order. The Court has denied the motion for sanctions, but has reserved the pretrial motions including motions to exclude certain portions of defendants' evidence, and has ordered a settlement/pretrial conference for March 10, 2004.

The Company intends to vigorously pursue its claims against Defendants and to vigorously defend against the remaining claims asserted by Defendants.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

CLOUD TEN PICTURES, INC. V. NAVARRE CORPORATION.

On or about April 2, 2003, Cloud Ten Pictures, Inc. ("Plaintiff") commenced this action in Hennepin County District Court for the State of Minnesota, by serving the Company with a Summons and Complaint, which Plaintiff has now amended. Plaintiff has not yet served the Amended Complaint. Plaintiff alleges, among other things, accounting, breach of contract, misrepresentation and negligent misrepresentation and seeks unspecified damages. Plaintiff's claims are based upon Navarre's distribution of two of Plaintiff's films. While discovery is on-going and the factual basis for all of Plaintiff's claims has not yet been fully articulated by Plaintiff, it appears that Plaintiff is claiming that, among other things, the Company took credits on the account to which it was not entitled, failed to pay for allegedly shipped product for which no invoice has been issued, and failed to properly describe certain retail placement programs to Plaintiff.

The Company answered Plaintiff's Complaint on May 2, 2003, denying liability to Plaintiff and asserting various affirmative defenses. In addition, the Company asserted its counterclaim against Plaintiff for breach of contract and account stated and seeking damages in an amount of at least $663,826.54. The Court heard the Company's motion for summary judgment on January 30, 2004, but has not yet issued a ruling on that motion. The parties are in the process of scheduling depositions.

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

BLACK MARKET RECORDS, INC.

Black Market Records, Inc., is a debtor in a Chapter 7 bankruptcy proceeding pending in the Eastern District of California, Sacramento Division (Case No. 02-22348-B-7). On or about October 13, 2003, Black Market filed pleadings in its bankruptcy case, identifying various claims against the Company, including potential claims for infringement in connection with the Company's distribution of certain musical recordings in which Black Market claims an interest. Black Market seeks damages of "at least $100,000" in connection with its claims against the Company. The Company and Black Market are in the process of negotiating a settlement of the claims.

The Company has denied liability and, if a settlement is not finalized, intends to vigorously defend against the claims or any action commenced by Black Market or the trustee in the bankruptcy case of Black Market.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

AMERICAN GRAMAPHONE LLC MATTERS

1.  ACCOUNTING RECONCILIATION CLAIM.

The Company distributed American Gramaphone, LLC products pursuant to a written distribution agreement which has terminated. Since termination, the Company and American Gramaphone, LLC have been attempting to reconcile the various account balances between the parties. American

Gramaphone, LLC has notified the Company that it believes sums in excess of $250,000 are owed to it. The Company disputes these claims, and the parties continue to attempt to resolve this dispute. American Gramaphone, LLC has indicated that if the dispute cannot be resolved, it intends to commence an arbitration pursuant to the written agreements between it and the Company.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

2.  AMERICAN GRAMAPHONE, ET AL. V. CLEOPATRA RECORDS AND NAVARRE

Plaintiffs, American Gramaphone, LLC, Dots and Lines Ink, and Louis F. Davis, Jr. commenced this action by filing a Summons and Complaint with the United States District Court, Central District of California, on December 8, 2003, Court File No. CV03-8913 JSL, against the Company and Cleopatra Records, Inc. Plaintiffs allege trademark infringement, false designation of origin, dilution, copyright infringement, California Statutory Unfair Competition, California Common Law Unfair Competition, Accounting, and Constructive Trust, in connection with the Company's distribution of "tribute albums" pursuant to its distribution contract with Cleopatra Records. Plaintiffs seek injunctive relief and statutory and related damages in an amount to be proven.

Plaintiffs moved for a temporary restraining order on December 8, 2003, and by Order dated December 10, 2003, the Court granted the temporary restraining order. Pursuant to the terms of the temporary restraining order, the Company has, among other things, placed a "stop sell" on the subject albums and issued a recall notice to retailers with respect to the tribute albums distributed by the Company for its label, Cleopatra Records, Inc. Based upon an agreement between all parties, the hearing on the order to show cause why a temporary injunction should not be entered has been reset for March 8, 2004. The Company is in the process of attempting to negotiate a compromise settlement of the matter. The Company is looking to the label, Cleopatra Records, to cover the monetary costs of any such settlement. On January 21, 2004, the Company served and filed its Answer to Plaintiff's Complaint, denying liability and asserting applicable affirmative defenses available under the law.

If necessary, the Company will vigorously defend itself against the claims asserted by Plaintiffs and, if necessary will seek indemnity and contribution from the co-defendant.

The ultimate outcome of this proceeding cannot be predicted at this time, and the Company currently is unable to determine the potential effect of this litigation on its consolidated financial position, results of operations or cash flows.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 15, 2003, we completed a $12.5 million private placement to institutional and other accredited investors. The securities sold to the investors included approximately 2.6 million shares of common stock of the Company and approximately 650,000 shares of common stock subject to five-year warrants immediately exercisable at $7.00 per share. Net proceeds were used for, among other things, discharging the company's debt to Hilco Capital, LP and general working capital needs.

Craig-Hallum Capital Group LLC ("Craig-Hallum") acted as the placement agent for the Company in the transaction. In return for its services, Craig-Hallum received a cash fee equal to five percent (5%) of the total selling price of the securities sold in the placement (excluding the exercise price of the warrants sold), for a total cash fee of $625,000. In addition, the Company issued to Craig-Hallum a two-year warrant to purchase a number of shares equal to five percent (5%) of the total number of shares sold in the placement (equal to approximately 130,000 shares), excluding the shares subject to the warrants sold. The exercise price of the warrant is $7.00 per share. The warrant must be exercised if the average closing price of the Company's common stock as quoted on Nasdaq (or any exchange where the Company's common stock is then traded) for thirty (30) consecutive trading days is greater than or equal to one hundred fifty percent (150%) of the exercise price of the warrant.

In offering and selling the securities in the placement, the Company relied upon the exemptions from registration provided by Rule 506 under the Securities Act of 1933 ("Securities Act") and Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following exhibits are included herein:

         10.1.1       Amendment to Employment Agreement between us and Eric H. Paulson.
         31 (a)       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         31 (b)       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         32 (a)       Certifications of the Chief Executive Officer pursuant Section 906 of the
                      Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
         32 (b)       Certifications of the Chief Financial Officer pursuant Section 906 of the
                      Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)      Reports on Form 8-K

On November 5, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the acquisition of the operating assets of BCI Eclipse Company, LLC.

On December 16, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing our $12.5 million private placement to institutional and other accredited investors.

On January 21, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting our earnings for the third quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NAVARRE CORPORATION
                                                  (Registrant)




Date:  February 13, 2004                          /s/ Eric H. Paulson
                                                  ------------------------------
                                                  Eric H. Paulson
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer




Date:  February 13, 2004                          /s/ James Gilbertson
                                                  ------------------------------
                                                  James Gilbertson
                                                  Vice President and
                                                  Chief Financial Officer