Form 10-K
period 2004-03-31
NAVARRE CORP /MN/
filed 2004-06-29
CIK 911650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004
OR

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

                                 (763) 535-8333
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------            ------------------------------------------
COMMON STOCK, NO PAR VALUE                   NASDAQ NATIONAL MARKET


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer. Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 30, 2003 was $51,806,695 based on the closing sale price on such date of $2.84 per share.

The Registrant had 26,600,469 shares of Common Stock, no par value, outstanding at June 18, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's last fiscal year, which ended March 31, 2004.

                               NAVARRE CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

                                      PART I

                                                                                                                 Page
Item 1.      Business..............................................................................................3
Item 2.      Properties...........................................................................................15
Item 3.      Legal Proceedings....................................................................................16
Item 4.      Submission of Matters to a Vote of Security Holders..................................................19

                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................19
Item 6.      Selected Financial Data..............................................................................21
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations................22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................................31
Item 8.      Financial Statements and Supplementary Data..........................................................32
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................32
Item 9A.     Controls and Procedures..............................................................................32

                                      PART III

Item 10.     Directors and Executive Officers of the Registrant...................................................32
Item 11.     Executive Compensation...............................................................................32
Item 12.     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.....................................................................32
Item 13.     Certain Relationships and Related Transactions.......................................................33
Item 14.     Principal Accountant Fees and Services...............................................................33

                                      PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................33

             Signatures...........................................................................................38

PART I

ITEM 1. BUSINESS

References in this Form 10-K to "we," "us," "our," "our Company," and "Navarre" mean Navarre Corporation and our subsidiaries, unless the context otherwise requires.

GENERAL

      Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including personal computer ("PC") software, audio and video titles and interactive games. Our business is divided into two business segments -- Distribution and Publishing. Our distribution business is operated through Navarre Corporation. Our publishing business is operated through our Encore Software and BCI Eclipse entities. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. Our customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.

      Through our Distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include a variety of publishers, independent and major music labels, and movie studios. These vendors provide us with PC software, CD and DVD audio, DVD and VHS video, video games and accessories. Our Distribution business focuses on providing retailers and publishers with high-quality services for the broad, efficient distribution of these products, including vendor-managed inventory, Electronic Data Interchange services, fulfillment services, cross docking and assumed receipt, and retailer-oriented marketing services.

      Through our Publishing business we are the exclusive licensee or owner of PC software, CD and DVD audio, DVD and VHS video, and video game titles. Our Publishing business licenses, packages, markets and sells these products to third-party distributors, directly to retailers, as well as to our Distribution business. We expect that our recent agreement to distribute Riverdeep's educational and interactive products will increase the size of this segment.

      During fiscal years 2004, 2003, and 2002, sales for our Distribution business accounted for 94.5%, 99.0% and 100.0% of net sales, while sales of the Publishing business accounted for 9.7%, 4.1% and 0.0% of net sales, respectively. During fiscal 2004 and fiscal 2003, after the elimination of intercompany sales, our Publishing business accounted for 5.5% of net sales and 1.0% of net sales.

      We derive no material revenue from businesses located outside the United States and Canada.

      Our recent acquisitions include the July 2002 acquisition of the primary assets of Encore Software, Inc. ("Encore") and the November 2003 acquisition of all the assets of BCI Eclipse, LLC ("BCI Eclipse"). Encore is an interactive publisher in the video game and PC CD-ROM markets. The assets we purchased included certain fixed assets, inventory, receivables and contract rights related to Encore's business. The assets are held by a majority-owned Navarre subsidiary, which has been named Encore Software, Inc. BCI Eclipse is a provider of niche DVD and video products. The acquisition of BCI Eclipse is part of our strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse's proprietary audio products contribute to our direction of enhancing products and services to our new mass merchandise customers. BCI Eclipse's DVD/Video and audio collection represents exclusively licensed titles and in-house produced CDs and DVDs. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse's business. The assets are held by a majority-owned Navarre subsidiary, which has been named BCI Eclipse Company, LLC.

      We were incorporated in Minnesota in 1983. Our corporate headquarters is located at 7400 49th Avenue North, in New Hope, Minnesota, 55428, our telephone number is (763) 535-8333, our facsimile number is (763) 504-1107 and our web-site address is www.navarre.com.

SIGNIFICANT SEASONALITY/CUSTOMERS

      Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 32.2%, 32.5% and 38.2% of our revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively, and approximately 40.4%, 69.5% and 120.9% of our net income for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season.

      In each of the past several years, we have had one or more customers that accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2004, sales to three customers, Best Buy, CompUSA and Sam's Clubs, represented approximately 17%, 12% and 11% of our total sales, respectively.

OUR MARKETS

DISTRIBUTION SEGMENT

PC Software

      According to NPD Intelect (formerly P.C. Data), the PC software industry achieved $3.68 billion in sales in 2003. Categories that experienced an increase over 2003 were system utilities, business, finance and personal productivity products. During the past fiscal year, we added several publishers to our distribution roster. We presently have relationships with PC software publishers such as Microsoft Corporation, Symantec Corporation, Roxio, Inc., Adobe Systems Inc., Network Associates, Inc., Dreamcatcher Interactive, Inc., Sony Online Entertainment, Inc., Delorme and THQ. These relationships are important to our Distribution business and during the fiscal year ended March 31, 2004 each of these publishers accounted for more than $5,000,000 in revenues. In the case of Symantec, sales under this agreement accounted for more than $38 million in net sales in the fiscal year ended March 31, 2004.

      While we have agreements in place with each of these parties, they are generally short-term agreements lasting one to three years in term, they generally cover the right to distribute in the United States and Canada, they do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us with the ability to purchase the publisher's products at a reduced wholesale price and for us to provide a variety of distribution and fulfillment services in connection with the publisher's products. We intend to continue to seek to add publishers that will increase our market share across all categories of the PC software industry.

Video Games

      We continued to expand our distribution of console-based video games in fiscal 2004. In 2003, United States sales in the interactive entertainment industry decreased 2.7% to $10 billion from $10.3 billion in 2002. According to industry researcher UBS Warburg, the industry is estimated to reach $31 billion in worldwide sales by 2005. Relationships with vendors such as Square Enix USA, Inc. are important to our growth.

Major Label Music

      According to the Recording Industry Association of America ("RIAA"), audio and music video product shipped to domestic markets was $11 billion in calendar 2003. Industry sources indicate that approximately 83% of the unit shipments are derived from major recording labels controlled by five major companies. Those companies are Warner-Elektra-Atlantic Corp., Sony Music Entertainment Inc., EMI Music Marketing, Bertelsmann Music Group, and Universal Music & Video Distribution Corp. Generally, these companies control distribution of their products through major music retail chains and other channels. We distribute major label music to wholesale clubs and mass merchant retailers on a non-exclusive basis through our Distribution business.

Independent Music

      The independent segment of the music industry currently represents approximately 17% of total music product. We are one of a limited number of large independent distribution companies that represent independent labels exclusively on a regional or national basis. These companies provide products and services to the nation's leading music specialty stores and wholesalers. They provide unique services to their labels and artists including financing, manufacturing, marketing, promotion and access to North American retailers.

      We continue to seek to increase our market share of the independent distribution business by continuing to seek higher quality music labels and to provide greater service to our customers, in addition to providing content ownership and licensing opportunities. Relationships with independent music labels such as CMH Records, Inc., Studio Distribution, Inc. and Cleopatra Records, Inc. are also important to our Distribution business. We have exclusive distributions agreements in place with certain of these labels that allow us to retain a percentage of amounts received in connection with the sale of the products provided by these labels. Among other customary provisions, these agreements provide us with full returnability of the products, the right for us to retain a reserve against potential returns of products, and requirements that the label provide discounts, rebates and price protections.

Major Studio DVD

      According to Video Business, the home video industry totaled $22 billion in sales in 2003. DVD sales accounted for $12 billion, an increase of 46% from 2002. Relationships with Universal Distribution Corp., Twentieth Century Fox Home Entertainment and Buena Vista Home Video are important to our growth of our Distribution business.

PUBLISHING

      In July 2002 and November 2003, we acquired the Encore and the BCI Eclipse businesses. Encore is a publisher of entertainment and education PC products and BCI Eclipse is a provider of niche DVD/video products. Both of these businesses exclusively own or license and produce their PC/DVD/video products. In April of 2004, we entered into an exclusive co-publishing agreement with Riverdeep Inc. for the sales and marketing of Riverdeep's interactive products in the educational and productivity markets, which includes products published under the Broderbund and The Learning Company labels.

E-COMMERCE

      During fiscal year 2004, we continued to expand the number of electronic commerce ("e-commerce") customers for whom we perform fulfillment and distribution. These services include sales of PC software, prerecorded music and DVD/VHS videos and video games. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering.

RECENT DEVELOPMENTS

RECENT CHANGE IN BUSINESS STRUCTURE

      Prior to our purchase of BCI Eclipse, we had two segments - Home Entertainment Products and Encore. Following our purchase of BCI Eclipse, we treated the BCI Eclipse business as a third segment. Shortly after filing financial information for our third quarter ended December 31, 2003, we decided to combine the Encore and BCI Eclipse segments and relabel our segments. Thus, we relabeled the Home Entertainment Products segment as "Distribution" and the combined BCI Eclipse and Encore segments into a segment called "Publishing." We believe that the new labels and combined segments more closely align the Company's divisions based on their actual functions.

SECURITIES OFFERING

      In December 2003, we completed a private placement to institutional and other accredited investors of 2,631,547 shares of common stock and 657,887 shares of common stock issuable upon exercise of warrants. We sold the securities for $4.75 per share for total proceeds of approximately $12,500,000 and net proceeds of approximately $11,735,000. The per share price of $4.75 represented a discount of approximately 15% of the closing price of our common stock on the date the purchase was completed. The net proceeds were used to discharge our approximate $6.6 million debt to Hilco Capital, LP incurred in connection with the BCI Eclipse acquisition and the remainder was made available for, among other things, general working capital needs.

      The warrants issued to the placement investors are five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $7.00 per share. The warrants contain customary anti-dilution provisions and a cashless exercise provision that is applicable only if a registration statement permitting sale of the underlying shares is not then available. In addition, we have the right after the first anniversary date of the warrant to require cash exercise of the warrant if, among other things, the volume weighted average price of our common stock exceeds $12.00 per share for each of 30 consecutive trading days. Furthermore, each warrant includes a provision that limits the number of shares obtainable upon exercise to ensure that the holder does not exceed 4.99% and 9.99% of our issued and outstanding shares of common stock.

      We issued to our agent in the private placement, Craig-Hallum Capital Group, LLC, a warrant to purchase 131,577 shares. The warrant expires on December 14, 2005 and is exercisable at $7.00 per share. The warrant contains customary anti-dilution and piggyback registration rights, although, if the shares underlying the warrant are included in any registration statement filed pursuant to the placement purchasers registration rights agreement, then those registration rights and obligations apply to the agent's warrant. The warrant does not contain a cashless exercise provision and includes a mandatory exercise provision that allows us to require exercise in full of the warrant within ten days of notice that the average closing price of our common stock is equal to or greater than $10.50 per share for any 30 consecutive trading days. We exercised the mandatory exercise provision on June 9, 2004 and the warrant was exercised on June 10, 2004.

      On April 28, 2004, we registered for resale by the selling shareholders the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement under a registration statement on Form S-3. This registration statement also covered the registration of 131,577 shares issuable upon the exercise of the agent's warrant as well as 320,000 shares issuable upon the exercise of a warrant issued to Hilco Capital, LP, which provided financing in connection with our November 2003 acquisition of the assets of BCI Eclipse and 1,000,000 shares issued in connection with the BCI Eclipse acquisition.

RECENT SENIOR MANAGEMENT PROMOTIONS AND NEW DIRECTORS

      We recently made several promotions amongst our senior management team. In February 2004, Brian Burke, the Senior Vice President/General Manager of Navarre Distribution, was promoted to Chief Operating Officer - Distribution; Cary Deacon, our Corporate Relations Officer, assumed the newly-created position of Chief Operating Officer - Publishing; and Jim Gilbertson, our Vice President and Chief Financial Officer, was appointed to our Board of Directors to serve until our next annual shareholder meeting. In addition, on April 22, 2004, Alfred Teo resigned from our Board of Directors and on May 20, 2004, the Board of Directors appointed Timothy R. Gentz to serve as a director until our next annual shareholder meeting. Mr. Gentz was also appointed to serve on the Governance and Audit Committees of the Board.

COMPETITION

      All aspects of our business are highly competitive. Our competitors include other national and regional distributors, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to: (i) obtain exclusive national distribution contracts and licenses with independent labels, studios, content owners, artists and manufacturers; (ii) maintain our margins and volume; (iii) expand our sales through a varied range of products and personalized services; (iv) anticipate changes in the marketplace including technological developments and successfully continue our ability to distribute products in light of these developments; (v) continue to provide our varied retail customers with specialized services; and (vi) maintain operating expenses at an appropriate level.

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

      We believe that the distribution of PC software, prerecorded music, DVD Video and video games will remain highly competitive and the keys to growth and profitability will be: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to develop proprietary products, and (iv) the ability to attract higher quality artists and software publishers. We also believe that over the next several years, both the personal computer software distribution industry and prerecorded music distribution industry, particularly on the independent side, will continue to further consolidate.

      The market for Internet content providers is highly competitive and rapidly changing. We expect that competition between suppliers to Web retailers will continue to intensify. We support numerous Internet retailers, including traditional music retail chains, record labels and independents with web sites on the Internet.

OUR STRATEGY

      Our goal is to expand our distribution and publishing of products on an international basis, including music, software, video games and DVDs. We intend to achieve this goal by: (i) increasing the number and quality of national distribution arrangements with vendors supplying home entertainment product;
(ii) developing further PC software and DVD licensing arrangements to expand our high margin publishing business; (iii) expanding our business through strategic acquisitions in areas or in businesses that complement our existing businesses;
(iv) continuing to deliver high levels of service to our retail customers; (v) continuing to improve our efficiencies and technologies at our state-of-the-art distribution center; and (vi) utilizing the Internet to expand the appeal of our products to a broader customer base.

      Our strategy also includes growth through the acquisition of complementary businesses. At present, we have no plans, proposals or arrangements to acquire any complementary business and we may not be able to identify suitable acquisition candidates.

EMPLOYEES

      As of June 1, 2004, we had 441 employees, including 145 in administration, finance and merchandising, 75 in sales and marketing and 221 in distribution.

BACKLOG

      Because our products are shipped in response to orders, we do not maintain any significant backlog.

ENVIRONMENTAL MATTERS

      We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

FORWARD-LOOKING STATEMENTS / IMPORTANT RISK FACTORS

      We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based on assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

      In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

OUR FOUNDER SIGNIFICANTLY INFLUENCES OUR BUSINESS OPERATIONS. THE LOSS OF OUR FOUNDER COULD AFFECT THE DEPTH, QUALITY AND EFFECTIVENESS OF OUR MANAGEMENT. IN ADDITION, IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, THE DEPTH, QUALITY AND EFFECTIVENESS OF OUR MANAGEMENT TEAM AND EMPLOYEES COULD BE NEGATIVELY AFFECTED.

      Eric H. Paulson, our President, Chief Executive Officer and founder, has been with us since our inception in 1983. Although we have invested a substantial amount of time and effort in developing our total management team and Mr. Paulson's employment agreement extends through March 31, 2007, the loss of Mr. Paulson, by death or disability, could affect management's ability to continue to effectively operate our business.

      Our ability to enhance and develop markets for our current products and to introduce new products to the marketplace also depends on our ability to attract and retain qualified management personnel. We compete for such personnel with other companies and organizations, many of which have substantially greater capital resources and name recognition than us. We may not be successful in recruiting or retaining such personnel, which could have a material adverse effect on our business.

SALES TO THREE OF OUR CUSTOMERS ACCOUNTED FOR APPROXIMATELY 40% OF OUR TOTAL REVENUE FOR THE FISCAL YEAR ENDED MARCH 31, 2004 AND APPROXIMATELY 48% OF TOTAL REVENUE FOR FISCAL 2003. A REDUCTION IN SALES TO ANY OF THESE THREE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

      In each of the past several years, we have had one or more customers that accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2003, sales to three customers, Best Buy, CompUSA and Sam's Clubs, represented approximately 19%, 15% and 14% of our total sales, respectively. For the fiscal year ended March 31, 2004, these three customers accounted for approximately 17%, 12% and 11% of our total sales, respectively.

      We are a non-exclusive supplier to each of our customers and there can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer. If we are unable to continue to sell our products to all or any of these three customers or are unable to maintain our sales to these customers at current levels, and are unable to find other customers to replace these sales, there would be an adverse impact on our revenues and profitability.

A POOR HOLIDAY SELLING SEASON COULD ADVERSELY AFFECT OUR SALES AND
PROFITABILITY.

      Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 32.2%, 32.5% and 38.2% of our revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively, and approximately 40.4%, 69.5% and 120.9% of our net income for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Because of this seasonality, if we experience a weak holiday season, our financial results could be negatively affected.

THE LOSS OF A SIGNIFICANT VENDOR COULD ADVERSELY EFFECT THE PRODUCTS WE HAVE AVAILABLE TO DISTRIBUTE, AND CORRESPONDINGLY, COULD NEGATIVELY AFFECT OUR SALES.

      Relationships with PC software publishers such as Microsoft Corporation, Symantec Corporation, Roxio, Inc., Adobe Systems Inc., Network Associates, Inc., Dreamcatcher Interactive, Inc. Sony Online Entertainment, Inc., Delorme, and THQ are important to our Distribution business, and during the fiscal years ended March 31, 2004 and 2003, each of these publishers accounted for more than $5.0 million in net sales. In the case of Symantec, sales under our agreement with Symantec accounted for more than $38.0 million in net sales in the fiscal year ended March 31, 2004. While we have agreements in place with each of these parties, they are generally short-term agreements lasting one to three years in term, they generally cover the right to distribute in the United States and Canada, they do not restrict the publisher from distributing their products through other distributors, or directly to retailers and they do not guarantee product availability to us for distribution. These agreements provide the Company with the ability to purchase the publisher's products at a reduced wholesale price and for the Company to provide a variety of distribution and fulfillment services in connection with the publisher's products. If we were to lose our right to distribute products of our PC software publisher, our revenues and profitability could be adversely impacted.

      Relationships with independent music labels, such as CMH Records, Inc., Studio Distribution, Inc. and Cleopatra Records, Inc., are also important to our Distribution business. We have exclusive distribution agreements in place with these labels that allow us to retain a percentage of amounts received in connection with the sale of the products provided by these labels. Among other customary provisions, these agreements provide us with full returnability of the products, the right for us to retain a reserve against potential returns of products, and requirements that the label provide discounts, rebates and price protections.

      If we are unable to continue to sell products to one, or more, of our publishers of independent music labels, there could be an adverse impact on our revenues and profitability.

THE FAILURE TO FINANCE OUR SIGNIFICANT WORKING CAPITAL NEEDS COULD ADVERSELY EFFECT A NUMBER OF ASPECTS RELATED TO OUR BUSINESS SUCH AS OUR ABILITY TO OBTAIN PRODUCTS TO SELL OR FINANCE ACCOUNTS RECEIVABLES. IT COULD ALSO NEGATIVELY AFFECT OUR ABILITY TO REMAIN CURRENT ON AMOUNTS DUE TO OUR VENDORS.

      As a distributor and publisher of prerecorded music and personal computer software products, we purchase products directly from manufacturers for resale to retailers. As a result, we have significant working capital requirements, principally to finance inventory and accounts receivable. These working capital needs will expand as inventory and accounts receivable increase in response to our growth. Although we believe we have obtained financing sufficient to meet our working capital requirements to date, the failure to finance our working capital needs or the failure to obtain additional financing upon favorable terms when required in the future could adversely affect our business as the cost of replacement financing may be very expensive or not available which could curtail our distribution or publishing activities.

      In the past, we have periodically relied upon bank borrowings to finance our expansion, primarily for inventory and accounts receivable. Although on March 31, 2004, 2003 and 2002, we had no debt, we have a credit facility in the amount of $40.0 million in place with General Electric Credit Corporation (GECC) and, at times, borrow to finance working capital requirements during the year. Under the terms of our credit facility with GECC, borrowings are dependent upon the eligibility of accounts receivable and inventory, and certain other covenants in the discretion of the lender. We believe that it may be necessary for us to acquire additional financing in the future depending upon the growth of our business and the possible financing of acquisitions. If we were unable to borrow under the credit facility and were unable to secure additional financing, our future growth and profitability would be adversely affected.

THE LOSS OF A SOFTWARE DEVELOPER OR MANUFACTURER COULD NEGATIVELY CHANGE OUR PRODUCT OFFERING AND ACCORDINGLY REDUCE OUR REVENUES.

      We distribute interactive software under distribution agreements with software developers and manufacturers. Our continued growth and success depends partly upon our ability to procure and renew these agreements and to sell the underlying software. There can be no assurance that we will enter into new distribution agreements with developers and/or manufacturers or that we will be able to sell software under existing distribution agreements. Further, current distribution agreements may be terminated and not replaced. The loss of a software developer or manufacturer could negatively affect our product offering and accordingly our sales.

THE CONTINUED GROWTH AND BREADTH OF OUR EXCLUSIVE DISTRIBUTION BUSINESS COULD BE NEGATIVELY AFFECTED IF WE FAILED TO SECURE NEW DISTRIBUTION AGREEMENTS WITH RECORDING ARTISTS.

      Our Distribution division makes a portion of its sales as a result of exclusive distribution agreements with recording artists. Our continued growth and success depend partly upon our ability to procure and renew these agreements and to sell the underlying recordings. In addition, we depend upon artists and labels to generate additional quality recordings. In order to procure future distribution agreements, we regularly review artists and labels. There is no assurance that we will sign such artists and labels to distribution agreements or that we will be able to sell recordings under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed or that current agreements will not be terminated.

A DECREASE IN THE POPULARITY OF PC SOFTWARE COULD NEGATIVELY AFFECT OUR
REVENUES.

      A large portion of our recent sales increase has been due to increased sales of PC software. A decrease in the need or desirability of customer purchase of such software could negatively affect our sales.

EXCESSIVE PRODUCT RETURNS OR INVENTORY OBSOLESCENCE COULD SIGNIFICANTLY REDUCE OUR SALES OR PROFITABILITY.

      We maintain a significant investment in product inventory. Like other companies operating in our industry, our product returns are significant when expressed as a percentage of revenues. Our agreements with suppliers generally permit us to return products that are in the suppliers' current product listing. Adverse financial or other developments with respect to a particular supplier could cause a significant decline in the value and marketability of our products, and could make it difficult for us to return products to a supplier and recover our initial product acquisition costs. Such an event could have a material adverse effect upon our business and financial results. We maintain a sales return reserve based on our trailing twelve month sales returns by product line. We have historically experienced an actual return rate ranging from 14% to 20%, depending upon the product, which we believe is in line with industry practice. In the past, these levels have been adequate to cover potential returns, but there can be no assurance that our reserves will be adequate in the future.

OUR ACQUISITION STRATEGY COULD RESULT IN DISRUPTIONS TO OUR BUSINESS BY, AMONG OTHER THINGS, DISTRACTING MANAGEMENT TIME AND DIVERTING FINANCIAL RESOURCES.

      One of our growth strategies is the acquisition of complementary businesses. At present, we have no plans, proposals or arrangements to acquire any complementary business and we may not be able to identify suitable acquisition candidates, or if we do, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we make acquisitions, a significant amount of management time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies that we anticipated. Acquisitions involve numerous other risks including: assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management's attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, and potential loss of customers or key employees of acquired businesses.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND COMPETE WITH LARGE NATIONAL FIRMS. FURTHER COMPETITION COULD, AMONG OTHER THINGS, REDUCE OUR SALES VOLUME OR MARGINS OR BOTH.

      The Distribution segment, comprised of the prerecorded music and the PC software industries, is highly competitive. Our competitors include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Time-Warner, Sony Corporation, Thorn/EMI, Bertelsmann A.G., Ingram Micro and Tech Data Corporation. Many of these competitors have substantially greater financial and other resources than we have. Our ability to effectively compete in the future depends upon a number of factors, including our ability to:

      - obtain exclusive national distribution contracts and licenses with independent labels and manufacturers;

      -     maintain our margins and volume;

      - expand our sales through a varied range of products and personalized services;

      - anticipate changes in the marketplace including technological developments; and

      -     maintain operating expenses at an appropriate level.

Our failure to adequately perform one or more of these tasks may materially harm our business.

      In addition, competition in the prerecorded music and PC software distribution industries is intense and is often based on price. Distributors, such as us, generally experience low gross and operating margins. Consequently, our profitability is highly dependent upon achieving expected sales levels as well as effective cost and management controls. Any erosion in our gross profit margins could harm our financial results.

TECHNOLOGY DEVELOPMENTS, PARTICULARLY IN THE ELECTRONIC DOWNLOADING ARENA, MAY ADVERSELY AFFECT OUR SALES, MARGINS, LIQUIDITY AND RESULTS OF OPERATIONS.

      Prerecorded music and PC software have traditionally been marketed and delivered on a physical delivery basis. Traditionally, all our revenues have been generated from sales to retail and wholesale channels. If, in the future, these products are increasingly marketed and delivered through technology transfers, such as "electronic downloading" through the Internet or another delivery mechanism, then our retail and wholesale distribution business could be negatively impacted as we presently do not do business in this distribution channel. As physical and electronic distribution grows through Internet resellers, competition between suppliers to electronic retailers in traditional ways will intensify and likely negatively impact our sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in this delivery channel. If we are unable to develop necessary supplier relationships with electronic retailers or are unable to develop relationships to facilitate electronic distribution of software and music, our business may be materially harmed.

INCREASED COUNTERFEITING AND FREE OR LOW COST MUSIC DOWNLOADS MAY NEGATIVELY AFFECT THE DEMAND FOR OUR PRODUCTS AND SERVICES.

      The recorded music industry continues to be adversely affected by counterfeiting of both audiocassettes and CDs, piracy and parallel imports, and also by websites and technologies that allow consumers to electronically download and access music from these sources. Increased proliferation of these alternative access methods to these products could impair our ability to generate revenues and could cause our business to suffer.

OUR BUSINESS PRESENTLY IS DEPENDENT ON TRADITIONAL METHODS OF MUSIC, CD AND DVD PRODUCT DISTRIBUTION AND ANY SIGNIFICANT CHANGE IN TRADITIONAL DISTRIBUTION METHODS COULD NEGATIVELY AFFECT CONSUMER DEMAND FOR THE PRODUCTS WE DISTRIBUTE.

      Our current sales strategy will continue to be successful only if our wholesale and retail customers continue to purchase products through us rather than directly from manufacturers, through other distributors or through other means of distribution. Customers and retailers are constantly searching for ways to lower costs in an attempt to maintain competitive prices and meet the pricing demands of consumers. Our business could be adversely affected if our customers decide to purchase directly from manufacturers, other distributors or other distribution channels rather than from us.

WE CANNOT OFFER ANY ASSURANCE THAT SIGNIFICANT GROWTH WILL OCCUR IN OUR PUBLISHING SEGMENT.

      We have grown our Publishing segment substantially over the past two years through acquisitions and a recent agreement. Accordingly, this segment's historical financial performance may not be indicative of future performance and this segment may experience a large variability in results.

      We have grown our Publishing segment significantly over the past two years with the acquisitions of Encore (July 2002) and BCI Eclipse (November 2003) and the recent exclusive, five-year co-publishing agreement with Riverdeep (April
2004). Our discussions of changes in financial position and results of operations of this segment may not be indicative of future performance and this segment's financial results may vary in future quarters as we integrate these new lines of business. Furthermore, as these new lines of business represent new opportunities and challenges, we may encounter difficulties in the operation of this segment that could negatively affect this segment's financial condition and results of operation. Investors should not place undue reliance on the past performance of our Publishing segment or rely on statements of expected growth in this segment.

WE MAY NOT BE ABLE TO ADEQUATELY ADJUST OUR COST STRUCTURE IN A TIMELY FASHION IN RESPONSE TO A DECREASE IN DEMAND, WHICH MAY CAUSE OUR PROFITABILITY TO SUFFER.

      We seek to continually institute more effective operational and expense controls to reduce selling, general and administrative, or SG&A, expenses as a percentage of net sales. However, a significant portion of our SG&A expense is comprised of personnel, facilities and costs of invested capital. Historically, we have monitored and controlled the growth in operating costs in relation to overall net sales growth and continue to pursue and implement process and organizational changes to provide sustainable operating efficiencies. However, in the event of a significant downturn in net sales, we may not be able to exit facilities, reduce personnel, or improve business processes, or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Additionally, management may not be able to implement such actions, if at all, in a timely manner to offset a shortfall in net sales and gross profit. As a result, our profitability may suffer.

WE ARE DEPENDENT ON A VARIETY OF INFORMATION SYSTEMS AND A FAILURE OF THESE SYSTEMS COULD DISRUPT OUR BUSINESS AND HARM OUR REPUTATION AND NET SALES.

      We depend on a variety of information systems for our operations. These systems support a number of our operational functions, including:

      -     inventory management;

      -     order processing;

      -     shipping;

      -     receiving; and

      -     accounting.

      Although we have not in the past experienced material system-wide failures or downtime of any of our information systems, failures or significant downtime could prevent us from taking customer orders, printing product pick-lists, and/or shipping product. It could also prevent customers from accessing our price and product availability information. From time to time we may acquire other businesses having information systems and records, which may be converted and integrated into our information systems. This can be a lengthy and expensive process that results in a material diversion of resources from other operations. In addition, because our information system is comprised of a number of legacy, internally developed applications, it can be harder to upgrade, and may not be adaptable to commercially available software. Particularly as our needs or technology in general evolve, we may experience greater than acceptable difficulty or cost in upgrading our information system, or we may be required to replace it entirely.

      We also rely on the Internet for a percentage of our orders and information exchanges with our customers. The Internet and individual websites can experience disruptions and slowdowns. In addition, some websites have experienced security breakdowns. To date, our website has not experienced any material breakdowns, disruptions or breaches in security; however, we cannot assure that this will not occur in the future. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information. This could cause us to lose business.

      We believe that customer information systems and product ordering and delivery systems, including Internet-based systems, are becoming increasingly important in the distribution of technology products and services. As a result, we are continually enhancing our customer information systems by adding new features, including on-line ordering through the Internet. However, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop competitive customer information systems or upgrade our current systems could cause our business and market share to suffer.

WE HAVE SIGNIFICANT CREDIT EXPOSURE TO OUR RESELLER CUSTOMERS AND NEGATIVE TRENDS IN THEIR BUSINESSES COULD CAUSE US SIGNIFICANT CREDIT LOSS.

      As is customary in many industries, we extend credit to our reseller customers for a significant portion of our net sales. Resellers have a period of time, generally 30 to 60 days after date of invoice, to make payment. We are subject to the risk that our reseller customers will not pay for the products they have purchased. The risk that we may be unable to collect on receivables may increase if our reseller customers experience decreases in demand for their products and services or otherwise become less stable, due to adverse economic conditions. If there is a substantial deterioration in the collectibility of our receivables or if we cannot obtain credit insurance at reasonable rates or are unable to collect under existing credit insurance policies, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate.

WE ARE SUBJECT TO THE RISK THAT OUR INVENTORY VALUES MAY DECLINE AND PROTECTIVE TERMS UNDER SUPPLIER AGREEMENTS MAY NOT ADEQUATELY COVER THE DECLINE IN VALUES.

      Our business is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory in stock to decline substantially in value or to become obsolete. It is the policy of many suppliers to offer distributors like us, who purchase directly from them, limited protection from the loss in value of inventory due to technological change or such suppliers' price reductions. For example, we can receive a credit from some suppliers for products, based upon the terms and conditions with those suppliers, in the event of a supplier price reduction. In addition, we have a limited right to return to some suppliers a certain percentage of purchases. These policies are often not embodied in written agreements and are subject to the discretion of the suppliers. As a result, these policies do not protect us in all cases from declines in inventory value. We offer no assurance that our price protection will continue, that unforeseen new product developments will not materially adversely affect us, or that we will successfully manage our existing and future inventories.

      During an economic downturn, it is possible that prices will decline due to an oversupply of product, and therefore, there may be greater risk of declines in inventory value. If major suppliers decrease the availability of price protection to us, such a change in policy could lower our gross margins on products we sell or cause us to record inventory write-downs. We expect the restrictive supplier terms and conditions to continue for the foreseeable future. We are also exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us.

FUTURE TERRORIST OR MILITARY ACTIONS COULD RESULT IN DISRUPTION TO OUR OPERATIONS OR LOSS OF ASSETS, IN CERTAIN MARKETS OR GLOBALLY.

      Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, and/or other disruptions in our business, which could negatively affect our operating results. We do not carry broad insurance covering such terrorist or military actions, and even if we were to seek such coverage, the cost would likely be prohibitive.

FAILURE TO ATTRACT NEW SOURCES OF BUSINESS FROM EXPANSION OF PRODUCTS OR SERVICES OR ENTRY INTO NEW MARKETS COULD NEGATIVELY IMPACT OUR FUTURE OPERATING RESULTS.

      Our business is subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. We continue to look for new markets for products and services to keep up with changes in demand and to respond to competition and other changes in the distribution industry. Failure to successfully attract new sources of business could result in loss of revenue in the future and negatively impact our operating results.

WE ARE DEPENDENT ON THIRD-PARTY SHIPPING COMPANIES FOR THE DELIVERY OF OUR PRODUCTS.

      We rely almost entirely on arrangements with third-party shipping companies for the delivery of our products. The termination of our arrangements with one or more of these third-party shipping companies, or the failure or inability of one or more of these third-party shipping companies to deliver products from suppliers to us or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and net sales.

OUR STOCK PRICE HAS EXPERIENCED SIGNIFICANT VOLATILITY AND CONTINUED FLUCTUATION COULD IMPAIR OUR ABILITY TO RAISE CAPITAL AND MAKE AN INVESTMENT IN OUR SECURITIES UNDESIRABLE.

      The stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. In addition, the market price of our common stock has historically fluctuated significantly. We believe factors such as indications of the market's acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. Our stock price has experienced significant volatility, and continued fluctuation could impair our ability to raise capital and make an investment in our securities undesirable.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS MAY ADVERSELY AFFECT OUR STOCK PRICE.

      Our stock option plan authorizes the issuance of options to purchase 5,224,000 shares of our common stock. As of March 31, 2004, options and warrants to purchase 4,091,664 shares of our common stock were outstanding. Many of these options and warrants are currently exercisable. These options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.

OUR ANTI-TAKEOVER PROVISIONS, RIGHT TO ISSUE PREFERRED STOCK AND OUR STAGGERED BOARD MAY DISCOURAGE TAKEOVER ATTEMPTS THAT COULD BE BENEFICIAL FOR OUR SHAREHOLDERS.

      We are subject to Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act, which may have the effect of limiting third parties from acquiring significant amounts of our common stock without our approval. These laws, among others, may have the effect of delaying, deferring or preventing a third party from acquiring us or may serve as a barrier to shareholders seeking to amend our Articles of Incorporation or Bylaws. Our Articles of Incorporation also grant us the right to issue preferred stock which could allow us to delay or block a third party from acquiring us. These shares of preferred stock could also possess voting and conversion rights that could adversely affect the voting power of the holders of the common stock. Finally, our Articles of Incorporation and Bylaws divide our board of directors into three classes that serve staggered three-year terms. Each of these factors could make it difficult for a third party to effect a change in control of us. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these measures may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.

                              * * * * * * * * * *

      We operate a large business in a continually changing environment that involves numerous risks and uncertainties. It is not reasonable for us to itemize all of the factors that could affect us and/or the products and services distribution industry as a whole. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.

ITEM 2. PROPERTIES

      On March 12, 1998, we entered into an operating lease agreement of approximately 86,500 square feet of office and warehouse space for our principal facilities in suburban Minneapolis. The lease agreement, as amended, expires in June 2019 and provides for monthly payments of $40,712 over the lease term, with a 2.5% increase every 30 months. In addition, we are responsible for taxes and all operating costs associated with the building.

      On April 22, 1999, we entered into an operating lease agreement of approximately 74,000 square feet of office and warehouse space for a second facility in suburban Minneapolis. The lease expires in September 2004 and provides for a monthly rental of $35,473 over the lease term. In addition, we are responsible for taxes and all operating costs associated with the building.

      On March 30, 2000, we entered into an operating lease agreement of approximately 40,000 square feet of warehouse space for a third facility in suburban Minneapolis. The lease, which expires in March 2006, provides for a monthly rental of $13,333 over the lease term. In addition, we are responsible for taxes and all operating costs associated with the building.

      On August 2, 2002, with the acquisition of Encore Software, Inc., we acquired their operating lease of approximately 73,245 square feet of office and warehouse space for their principal facilities in Gardena, California. The lease expires in February 2005 and provides for a monthly rental of $40,438 over the term of the lease. In addition, we are responsible for taxes and all operating costs associated with the building.

      On November 3, 2003, with the acquisition of BCI Eclipse Company LLC, we acquired their operating lease of approximately 6,534 square feet of office space for their principal facilities in Newbury Park, California. The lease expires in March 2005 and provides for a monthly rental of $7,089 over the term of the lease.

      On May 27, 2004, we entered into an operating lease agreement of approximately 115,286 square feet of office and warehouse space as an addition to our principal facilities in suburban Minneapolis. The lease expires in June 2019 and provides for monthly payments of $57,939 over the lease term, with a 2.75% increase annually. In addition, we are responsible for taxes and all operating costs associated with the building.

      We believe that our facilities are adequate for our present operations for the foreseeable future. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, but no definitive agreements have been entered into in this regard.

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

BOB GRADY AND WILSON MEADOWS V. NAVARRE CORPORATION. ET. AL

      On January 29, 2001, Bob Grady Music and Wilson Meadows (collectively, "Plaintiffs") filed this action in the United States District Court for the Northern District of Georgia, Case No. 01-CV-0252, alleging, among other things, copyright infringement against the Company and seeking damages in excess of $150,000 in connection with the Company's distribution of musical albums pursuant to a written distribution agreement with Fortune Entertainment, Inc. ("Fortune"). On March 13, 2001, the Company answered the Complaint, denying liability, and asserting affirmative defenses. On March 13, 2001, the Company filed a Third-Party Complaint against co-defendant Fortune and its owner Bruce Dugan, seeking indemnity and contribution on the claims made by Bob Grady and Wilson Meadows. Neither Fortune nor Bruce Dugan has responded to the Third Party Complaint. Discovery is completed, and the parties filed cross-motions for summary judgment.

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

      Plaintiffs filed a Notice of Appeal with the Eleventh Circuit Court of Appeals. However, Plaintiffs did not timely file their papers as required by appellate rules of procedure, and the appeal was administratively dismissed on August 25, 2003. Plaintiffs moved to re-open the appeal, the Company opposed the motion, but on September 22, 2003, the Court granted the request and accepted the late filed papers. The Company filed its responsive appeal brief on October 22, 2003. The Court heard oral arguments on March 11, 2004.

      In an Opinion filed on June 21, 2004, the Court of Appeals affirmed in part and vacated in part the District Court's grant of summary judgment to Company, and remanded the case to the District Court for further proceedings. The Court of Appeals affirmed the District Court's grant of summary judgment to the Company on Plaintiffs' non-copyright infringement claims and on certain of Plaintiffs' copyright infringement claims. However, the Court of Appeals reversed the District Court's grant of summary judgment to the Company on another of Plaintiffs' copyright infringement claims, and remanded the case to the District Court for further proceedings on that claim.

      Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to opine with respect to the exposure to the Company, if any, at this juncture.

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

      By Order dated October 7, 2003, the Court granted in part, and denied in part, the Company's motion, and denied entirely Defendants' motion for summary judgment. Among other things, the Court granted the Company's motion against the individual defendants/guarantors for the entire debt claimed by the Company (in excess of $442,000), plus the Company's attorneys' fees and costs. The Court also dismissed Counts 7, 8, and 9 of the individual Defendants' counterclaims. Prior to the continuance of the January 5, 2004, trial date, the Company filed various pretrial motions with the Court, including a motion for sanctions against Defendants for failure to comply with the Court's pretrial order. The Court has denied the motion for sanctions, but has reserved the pretrial motions including motions to exclude certain portions of Defendants' evidence.

      A jury trial commenced on May 24, 2004. During the course of the trial, the parties settled the matter at nuisance value.

CLOUD TEN PICTURES, INC. V. NAVARRE CORPORATION

      On or about April 2, 2003, Cloud Ten Pictures, Inc. ("Plaintiff") commenced this action in Hennepin County District Court for the State of Minnesota, by serving the Company with a Summons and Complaint, which Plaintiff has now amended. Plaintiff alleges, among other things, accounting, breach of contract, misrepresentation and negligent misrepresentation and seeks unspecified damages. Plaintiff's claims are based upon Navarre's distribution of two of Plaintiff's films. While discovery is on-going and the factual basis for all of Plaintiff's claims has not yet been fully articulated by Plaintiff, it appears that Plaintiff is claiming that, among other things, the Company took credits on the account to which it was not entitled, failed to pay for allegedly shipped product for which no invoice has been issued, and failed to properly describe certain retail placement programs to Plaintiff. Plaintiff has not specified in its Amended Complaint the damages it is seeking, but has demanded in excess of $4 million.

      The Company answered Plaintiff's Amended Complaint on March 29, 2004, denying liability to Plaintiff and asserting various affirmative defenses. In addition, the Company asserted its counterclaim against Plaintiff for breach of contract and account stated and seeking damages in an amount of at least $663,826.54. The Court heard the Company's motion for summary judgment on January 30, 2004. By Order dated March 26, 2004, the Court granted the Company's motion on the negligent misrepresentation claim, but denied the motion in all other respects. Cloud Ten requested that the Court reconsider its ruling on the negligent misrepresentation claim. The Company opposed the request, and the Court denied the request for reconsideration. The parties participated in mediation on May 3, 2004, but no settlement was reached. The parties continue to discuss settlement. On June 14, the Court set the matter for trial during the July 2004 block or the September 2004 block. Plaintiff has suggested it would like to change the date for trial.

      Because of the contingencies and uncertainties associated with litigation of this kind, it is difficult, if not impossible, to opine with respect to the exposure to the Company if any, at this juncture.

NAVARRE CORPORATION V. PROGRAM POWER ENTERTAINMENT

      On or about August 1, 2003, the Company commenced an action against Defendant Program Power Entertainment in Hennepin County District Court for the State of Minnesota. The Company seeks damages in excess of $50,000 against Program Power Entertainment, arising from Defendant's alleged breach of financing agreements and a letter agreement intended to resolve disputes surrounding a distribution agreement. The action has not been filed with the Court.

      On October 16, 2003, Defendant answered the Complaint, denying liability to the Company and asserting a counterclaim for breach of contract related to the distribution agreement. The Defendant seeks damages in excess of $50,000.

      On November 5, 2003, the Company replied to the Counterclaim and denied the material allegations thereof. The Company also asserted certain affirmative defenses including, and without limitation, that the alleged contractual breaches claimed by Defendant were settled by way of the letter agreement. No further action has been taken by either party.

      Because of the contingencies and uncertainties associated with litigation of this kind, it is difficult, if not impossible, to opine with respect to the exposure to the Company if any, at this juncture.

BLACK MARKET RECORDS, INC.

      Black Market Records, Inc., is a debtor in a Chapter 7 bankruptcy proceeding pending in the Eastern District of California, Sacramento Division (Case No. 02-22348-B-7). On or about October 13, 2003, Black Market filed pleadings in its bankruptcy case, identifying various claims against the Company, including potential claims for infringement in connection with the Company's distribution of certain musical recordings in which Black Market claims an interest. Black Market seeks damages of "at least $100,000" in connection with its claims against the Company. The Company and Black Market have reached an agreement to settle for $20,000, subject to bankruptcy court approval. We were recently advised that bankruptcy approval of the settlement has been secured. We are in the process of consummating the settlement.

AMERICAN GRAMAPHONE AND NAVARRE CORPORATION ARBITRATION
AMERICAN ARBITRATION ASSOCIATION, AAA FILE NO. 72 140 00263 04 SUBR.

      On March 5, 2004, American Gramaphone commenced an arbitration proceeding against the Company in California. Navarre has objected to the locale choice of American Gramaphone and American Gramaphone has agreed that the arbitration should occur in either Omaha, Nebraska or Minneapolis, Minnesota. The AAA has not yet ruled on the locale issue. The arbitration dispute stems from the Company's distribution of American Gramaphone, LLC products pursuant to a written distribution agreement which has terminated. Since termination, the Company and American Gramaphone, LLC have been attempting to reconcile the various account balances between the parties. American Gramaphone, LLC has notified the Company that it believes sums in excess of $250,000 are owed to it. The Company disputes these claims.

      On June 11, 2004, the parties reached an agreement to settle this matter, in conjunction with the next matter listed, and the settlement documents are being prepared by American Gramaphone's counsel.

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

      Plaintiffs moved for a temporary restraining order on December 8, 2003, and by Order dated December 10, 2003, the Court granted the temporary restraining order. Pursuant to the terms of the temporary restraining order, the Company has, among other things, placed a "stop sell" on the subject albums and issued a recall notice to retailers with respect to the tribute albums distributed by the Company for its label, Cleopatra Records, Inc. The Company is in the process of attempting to negotiate a compromise settlement of the matter. The Company is looking to the label, Cleopatra Records, to cover the monetary costs of any such settlement. On January 21, 2004, the Company served and filed its Answer to Plaintiff's Complaint, denying liability and asserting applicable affirmative defenses available under the law. On March 8, 2004, the Court granted Plaintiff's motion for temporary injunction.

      On June 11, 2004, the parties agreed to settle the matter, in conjunction with the prior case, and the settlement documents are being prepared by Plaintiff's counsel.

MICHAEL J. MATTHEWS D/B/A MJM MANAGEMENT V. NAVARRE CORPORATION, ET AL.

      On January 2, 2004, Plaintiff commenced this action against the Company and others by filing with the District Court of Harris County, Texas, Plaintiff's Original Petition and Application for Temporary Restraining Order. Plaintiff served the Company by mail on or about January 12, 2004. While the Plaintiff alleges five causes of action, the only claim alleged against the Company is for business disparagement in connection with the Company's distribution of certain works of "Silk," which Plaintiff claims contained information regarding the business manager of "Silk" which was defamatory as to Plaintiff.

      The Company filed a petition to remove the matter to the United States District Court for the Southern District of Texas, Houston Division, on February 4, 2004, and filed a motion to dismiss Plaintiff's Complaint against the Company with prejudice on the merits for failure to state a claim. Plaintiff's counsel has indicated that Plaintiff intends to dismiss the claims against Navarre voluntarily, but to date no such dismissal petition has been filed by Plaintiff. The Court has not yet ruled on the Company's motion to dismiss.

      Because of the contingencies and uncertainties associated with litigation of this kind, it is difficult, if not impossible, to opine with respect to the exposure to the Company if any, at this juncture.

DATA BECKER CORPORATION CLAIM

      On April 5, 2004, the Company received correspondence from Stewart F. Grossman, the Assignee for the Benefit of Creditors of Data Becker Corporation ("Data"). The Assignee asserts that the Company owes the Assignee $307,201.28 in connection with the Company's distribution of Data's products. The Company has asserted rights of setoff and recoupment arising from potential product returns. At present, no suit has been commenced against the Company by the Assignee. The Company and the Assignee are in the process of discussing their respective positions.

      Because of the contingencies and uncertainties associated with litigation of this kind, it is difficult, if not impossible, to opine with respect to the exposure to the Company if any, at this juncture.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the three-month period ended March 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                   QUARTER        HIGH          LOW
               ----------------------------------------
Fiscal 2004        First        $  2.37     $  1.67
                   Second          3.00        1.96
                   Third           7.13        2.74
                   Fourth          7.44        5.85

Fiscal 2003        First        $  1.80     $  1.11
                   Second          1.67        1.20
                   Third           2.66        1.02
                   Fourth          2.40        1.52

HOLDERS AND DIVIDENDS

      At June 15, 2004, we had 703 common shareholders of record and an estimated 9,800 beneficial owners whose shares were held by nominees or broker dealers. We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

      We adopted our 1992 Stock Option Plan to attract and retain persons to perform services for us by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of our economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also our employees as well as our non-employee directors, consultants and independent contractors or of any of our subsidiaries. A maximum number of 5,224,000 shares of common stock have been authorized and reserved for issuance under the Plan. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders. The Plan terminates on July 1, 2006.

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

      On April 1 of each year, each director who is not an employee of Navarre is granted an option to purchase 6,000 shares of common stock under the Plan, at a price equal to fair market value. These options are designated as non-qualified stock options and are subject to the same terms and provisions as are then in effect with respect to granting of non-qualified stock options to salaried officers and key employees of Navarre. These options vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant.

      We are entitled to (a) withhold and deduct from future wages of the participant (or from other amounts that may be due and owing to the participant from us), or make other arrangements for the collection of, all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements (i) attributable to the grant or exercise of an option or a restricted stock award or to a disqualifying disposition of stock received upon exercise of an incentive stock option, or
(ii) otherwise incurred with respect to an option or a restricted stock award, or (iii) require the participant promptly to remit the amount of such withholding to us before taking any action with respect to an option or a restricted stock award.

      The following table below presents our Equity Compensation Plan information:

                                                                                                  Number of securities
                                                                                                  remaining available for future
Plan Category                       Number of securities to be                                    issuance under equity
                                    issued upon exercise of       Weighted-average exercise       compensation plans
                                    outstanding options,          price of outstanding options,   (excluding securities
                                    warrants and rights           warrants and rights             reflected in column (a))
                                            (a)                              (b)                             (c)
Equity compensation plans
approved by security holders           2,927,200                           $3.41                         357,154

Equity compensation plans
not approved by security
holders                                      -0-                             -0-                            -0-
                                       =========                           =====                         =======
Total                                  2,927,200                           $3.41                         357,154
                                       =========                           =====                         =======

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with our financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from the consolidated financial statements of Navarre for the fiscal years ended March 31, 2004, 2003, 2002, 2001 and 2000 which have been audited by Ernst & Young LLP.

(In thousands, except per share data)
                                                    FISCAL YEARS ENDED MARCH 31,
                                     2004             2003       2002        2001         2000
                                     ----             ----       ----        ----         ----
STATEMENT OF OPERATIONS DATA:

Net sales                           $ 475,244    $ 359,384    $ 303,817    $ 314,199    $ 285,165
Gross profit, exclusive of
    amortization and depreciation      57,340       45,013       32,893       37,421       36,381
Income (loss) from operations           9,147        4,005          521       (2,364)      (4,554)

Interest expense                         (378)        (194)        (173)        (223)        (476)
Other income (expense)                   (456)         447          884        2,000        1,399
Net income (loss) before tax            8,313        4,321        2,712      (10,925)      (7,785)
Tax benefit                               583         ----         ----         ----         ----

Net income (loss)                   $   8,896    $   4,321    $   2,712    $ (10,925)   $  (7,785)

Income (loss) per basic share       $     .39    $     .20    $     .12    $    (.47)   $    (.33)
Income (loss) per diluted share     $     .37    $     .20    $     .12    $    (.47)   $    (.33)
Basic weighted average common
    shares outstanding                 22,780       21,616       22,553       25,137       23,483
Diluted weighted average common
    shares outstanding                 24,112       21,841       22,575       25,137       23,483

BALANCE SHEET DATA:

Total assets                        $ 146,927    $ 101,129    $  81,085    $  93,918    $ 109,711
Short-term borrowings                     651          805         ----         ----         ----
Long-term debt                           ----          268         ----         ----         ----
Shareholders' equity                   55,568       28,671       24,350       24,350       41,423

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      Fiscal 2004 was a year of growth for Navarre Corporation. Our consolidated net sales for fiscal 2004 increased 32% to $475.2 million compared to $359.4 million in fiscal 2003. This growth was achieved through increases in all of our product groups. Our gross profit increased to $57.3 million or 12.1% of net sales compared with $45.0 million or 12.5 % of net sales for fiscal 2003. The main cause of the decrease as a percent of net sales for fiscal 2004 was due to a $5.6 million impairment charge for the capitalized product development costs associated with the Dare Devil video game. Total operating expenses for fiscal 2004 were $48.2 million or 10.1% of net sales, compared with $41.0 million or 11.4% of net sales for fiscal 2003. We incurred a slight increase in expenses during fiscal 2004 due to the addition of BCI Eclipse in November 2003 as well as $705,000 in charges related to stock-based compensation. Net income increased to $8.9 million or $0.37 per diluted share compared to $4.3 million or $0.20 per diluted share for last year.

      We acquired the assets of BCI Eclipse in November 2003. This acquisition strengthened our Publishing business with a provider of niche DVD/video products. We expect this segment to grow substantially during fiscal 2005 with the addition of business generated through our five-year exclusive agreement to distribute Riverdeep products as announced in April 2004. In December 2003, we completed a private placement in public equity financing ("PIPE") that netted $11,735,000 from the sale of 2,631,547 shares of common stock with 657,887 five year stock purchase warrants exercisable at $7.00 per share. The Company used the net proceeds to pay off acquisition debt incurred to purchase BCI Eclipse and the remainder was made available for, among other things, general working capital needs.

OVERVIEW

      Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, audio and video titles and interactive games. Our business is divided into two business segments -- Distribution and Publishing. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.

      Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. Our customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.

      Through our Distribution business we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include a variety of publishers, independent and major music labels, and movie studios. These vendors provide us with PC software, CD and DVD audio, DVD and VHS video, video games and accessories. Our Distribution business focuses on providing retailers and publishers with high-quality services for the broad, efficient distribution of these products, including vendor-managed inventory, Electronic Data Interchange services, fulfillment services, and retailer-oriented marketing services.

      Through our Publishing business we are the exclusive licensee or owner of PC software, CD and DVD audio, DVD and VHS video, and video game titles. Our Publishing business licenses, packages, markets and sells these products to third-party distributors, directly to retailers, as well as to Navarre's Distribution business.

      Much of our growth in the Publishing segment over the last two fiscal years was accomplished by acquisition. In July 2002, we purchased the primary assets of Encore Software, Inc., a publisher of entertainment and education PC products. In November 2003 we purchased the primary assets of BCI Eclipse, Inc., a provider of niche DVD/video products. In addition, In April 2004, we signed an exclusive five-year co-distribution agreement with Riverdeep that we expect will significantly increase this segment's revenues and profits. This rapid growth (and expected growth) may make this segment's results in future periods more uncertain and less predictable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to customer programs and incentives, product returns, bad debt, inventories, investments, intangible assets, restructuring reserves and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

      The Company recognizes revenue at the time product is received by our customers and title has passed, and provides a reserve for sales returns based on the trailing twelve months' experience by product line. These assumptions have been reasonably accurate, resulting in a sales return reserve accuracy of approximately 99% of actual sales returns in each of the past three years. Our actual sales return rates average between 14 to 20% over the past three years. The Company's selling price is fixed at the time of shipment and invoicing. The terms of our sales agreements are not contingent upon the resale of the product by our customers, and we have no continuing obligation to our customers.

      The Company's distribution customers at times qualify for certain price protection benefits from the Company's vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenues with corresponding reductions in cost of goods sold in the period of the initial sale to customers.

      The Company does at times provide certain price protection, promotional monies, back-end volume rebates and other incentives to customers in its publishing business. The Company records reserves for these incentives based on trailing twelve months' experience rates by product line. The Company records these amounts as reductions in revenue at the time the original revenue is recorded.

      Although our past experience has been a good indicator of future return levels and other revenue reductions, there can be no assurance that our current reserve levels will be adequate in the future.

Allowance for Doubtful Accounts

      The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within sixty days. We evaluate the collectibility of our accounts receivable, including advances and balances with independent labels, based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet their financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit scores), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amounts we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due based on our historical experience of write-offs of accounts with similar characteristics. Our largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. For instance, although our overall rate of uncollectible sales over the past three years has been approximately .4% of sales, the largest amounts resulted from the bankruptcy of Pacific Coast One Stop, Inc. and Valley Media, Inc., which resulted in write-offs of approximately $2.6 million. Although credit losses relating to customers consistently have been within management's expectations, if circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

Goodwill Impairment

      We review goodwill for potential impairment annually for each reporting unit and when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We have no goodwill associated with our Distribution segment, while our Publishing segment has two reporting units that have goodwill - Encore and BCI Eclipse. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. The Company's goodwill of $10.4 million as of March 31, 2004 consists of $3.1 million associated with our acquisition of Encore, and $7.3 million associated with our acquisition of BCI Eclipse LLC. Prior to a $5.6 million impairment charge for the capitalized product development costs associated with the Dare Devil video game, Encore provided approximately $2.0 million of operating profit during the year ended March 31, 2004, while BCI Eclipse provided approximately $1.7 million of operating profit since we acquired it on November 3, 2003. If the operating results for Encore and BCI Eclipse deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.

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

Tax Matters

      Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the asset will not be realized. The Company's net deferred income tax assets were completely reserved for fiscal 2002 and 2003 because of its recent history of pre-tax losses. Reversals of these valuation reserves during fiscal 2002, 2003, and 2004 have resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards. In addition to recognizing tax benefits related to utilization of net operating loss carryforwards in fiscal 2004, the Company has also recognized an additional $1.0 million of tax benefit related to the reversal of a like amount of valuation reserve. Such amount of valuation reserve reversal was made due to the increasing probability of its ability to generate near-term pre-tax income. We continue to maintain a valuation allowance on the majority of our remaining net operating loss carry forwards, and it is possible that our fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which will be recorded as a reduction of income tax expense to the extent that our taxable income exceeds certain levels.

Capitalized Software Development Costs

      Software costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begin when the software product is available for general release to customers or shipment has begun. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows indicating that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the statement of operations for amounts necessary to reduce value of the asset to fair value. The Company has recorded an impairment charge associated with product development costs in fiscal 2004 of $5.6 million. The Publishing segment subsequently closed product development activities so no such charges are expected to occur in the future.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                    FISCAL YEARS ENDED MARCH 31,
                                     2004      2003      2002
                                   -------   -------   -------
Net sales:
   Distribution                       94.5%     99.0%    100.0%
   Publishing                          9.7       4.1      ----
   Elimination of sales               (4.2)     (3.1)     ----
                                   -------   -------   -------
   Total net sales                   100.0     100.0     100.0
Cost of sales                         87.9      87.5      89.2
                                   -------   -------   -------
Gross profit, exclusive of
   amortization and depreciation      12.1      12.5      10.8
Selling and marketing                  3.4       3.7       2.7
Distribution and warehousing           1.3       1.5       1.7
General and administrative             4.9       5.6       5.6
Depreciation and amortization          0.4       0.6       0.5
Restructuring                         ----      ----       0.2
Stock-based compensation               0.2      ----      ----
                                   -------   -------   -------
Total operating expenses              10.2      11.4      10.7
                                   -------   -------   -------
Income from operations                 1.9       1.1       0.2
Debt extinguishment                   (0.2)     ----      ----
Interest expense                      (0.1)     (0.1)     (0.1)

Other income                           0.1       0.2       0.8
Tax benefit                            0.2      ----      ----
                                       ---      ----     -----
Net income                             1.9       1.2       0.9
                                       ===      ====     =====

      Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon bank borrowings, obtaining additional financing when required, dependency upon software developers and manufacturers, dependency upon recording artists, risks of returns and inventory obsolescence, effect of technology developments, effect of free music downloads, change in retailers methods of distribution and the possible volatility of our stock price. See "Business - Forward-Looking Statements / Important Risk Factors" in Item 1 of the Form 10-K.

DISTRIBUTION SEGMENT

      The Distribution segment distributes software, video games, accessories, major label music, and DVD video, as well as independent music.

Fiscal 2004 Results Compared With Fiscal 2003

Net Sales

      Net sales for the Distribution segment were $449.1 million for fiscal 2004 compared to $355.9 million for fiscal 2003. The 26% increase in net sales for fiscal 2004 was principally due to strong increases in sales across all of our distribution product groups. In particular, software continues to expand its market share presence across all categories. Internet security and anti-virus products remained strong in light of continued virus outbreaks. Sales increased in this product group to $317.8 million during fiscal 2004. Major label music, DVD video and Video Games grew to $74.4 million in fiscal 2004 due to the combinations of increased publisher and customer rosters and benefited from strong releases throughout the year. Independent music also grew to $56.0 million in fiscal 2004 due to its increased label and artist roster and its continued focus on catalog across all music genres. Future sales increases will be dependent upon the Company's ability to continue to add new, appealing content.

Gross Profit

      Gross profit for the Distribution segment was $48.1 million or 10.7% as a percent of net sales for fiscal 2004 compared to $39.2 million or 11.0% as a percent of net sales for fiscal 2003. The decrease in gross profit as a percent of net sales for fiscal 2004 was due to lower margins from the growth of our video game distribution business. Video game distribution generally has a lower margin throughout the industry, however, video games are sold on a one-way basis with no returns by the customer allowed; therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. In addition, we experienced lower margins with the continuation of the expansion of our market share in software categories such as business and productivity which generally have lower gross margins as much of the product is considered legacy product; however, these product categories tend to sell at higher dollar price points and generally have fewer returns. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as the Company continues to expand its market share in business and productivity software and video games. We experienced higher margins from sales of independent music in fiscal 2004 due to our continuing efforts to sign new labels at higher distribution rates. We would expect this trend to continue as we continue to focus on high quality labels that provide higher overall margins. To the extent the Company continues to grow its share of legacy products from large vendors at a rate faster than certain entertainment products from the smaller vendors, we would expect a slightly overall margin decrease in future years.

      The Company expects gross margins to increase as our Publishing business grows to become a larger share of our overall business. Publishing margins are in the 38 to 42% range compared to Distribution margins which are in the 11 to 13% range.

Operating Expenses

      Total operating expenses for the Distribution segment were $37.0 million or 8.2 % as a percent of net sales for fiscal 2004 compared to $35.2 million or 9.9% as a percent of net sales for fiscal 2003.

      Selling and marketing expenses for the Distribution segment were $9.8 million or 2.2% as a percent of net sales for fiscal 2004 compared to $10.7 million or 3.0% as a percent of net sales for fiscal 2003. The decrease for fiscal 2004 resulted from our improved efforts to reduce freight costs. Freight cost, as a percent of sales, decreased to 1.4% in fiscal 2004 compared to 1.8% in fiscal 2003. Additionally, we recorded an expense of $680,000 in fiscal 2003 in connection with the write-off of specialty product display sales racks. The Company manages these expenses on a percentage basis and would expect to remain in the 2.7-3.0% of net sales range.

      Distribution and warehousing expenses for the Distribution segment were $6.0 million or 1.3% as a percent of net sales for fiscal 2004 compared to $5.5 million or 1.5% as a percent of net sales for fiscal 2003. The decrease as a percentage of net sales resulted from overall improved efficiency of warehousing expenses such as "one way" video game business, higher priced software categories such as business and productivity, and in part, efficiencies associated with a higher level of sales. The Company will continue to seek efficiencies in this area, but will continue to manage expenses at approximately 1.5% of net sales.

      General and administrative expenses for the Distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution segment were $19.2 million or 4.3% as a percent of net sales for fiscal 2004 compared to $17.8 million or 5.0% as a percent of net sales for fiscal 2003. The increase in general and administrative expenses for fiscal 2004 resulted from an increase in IT expense of $476,000 which is based on sales volume, and $891,000 for executive, accounting and administrative personnel required as our business grows. The decrease as a percent of net sales for general and administrative expenses for fiscal 2004 was attributable to our continued increased efforts to control expenses as a percent of net sales. While overall general and administrative expenses are expected to increase, we feel that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure. We expect that expenses will continue to be managed in a 4.8-5.2% range.

      Depreciation and amortization for the Distribution segment remained flat at $1.3 million for fiscal 2004 and for fiscal 2003.

      During fiscal 2004, we recorded a non-cash charge of $705,000 for stock-based compensation relating to the vesting of option shares exercisable under option agreements for certain key employees.

      The net operating income for the Distribution segment was $11.0 million for fiscal 2004 compared to $4.0 million for fiscal 2003.

Fiscal 2003 Results Compared With Fiscal 2002

Net Sales

      Net sales for the Distribution segment were $355.9 million for fiscal 2003 compared to $303.8 million for fiscal 2002. The 17% increase in net sales for fiscal 2003 was due to the continued increase in our market share across all categories of the software industry, particularly with additions to our publisher roster of business and productivity product lines. Sales of independent music increased due to the addition of new content that broadened our reach across all musical genres and our rich offering of catalog titles that continues to lessen our reliance on new releases.

Gross Profit

      Gross profit for the Distribution segment was $39.2 million or 11.0% as a percent of net sales for fiscal 2003 compared to $32.9 million or 10.8% as a percent of net sales for fiscal 2002. The increase in gross profit and as a percent of net sales for fiscal 2003 was attributable to higher margins on sales of independent music from new labels with higher distribution rates but on the other hand software categories such as business and productivity experienced lower margins.

Operating Expenses

      Total operating expenses for the Distribution segment was $35.2 million or 9.9% as a percent of net sales for fiscal 2003 compared to $32.4 million or 10.7% as a percent of net sales for fiscal 2002.

      Selling and marketing expenses for the Distribution segment was $10.7 million or 3.0% as a percent of net sales for fiscal 2003 compared to $8.1 million or 2.7% as a percent of net sales for fiscal 2002. The increase in fiscal 2003 included an expense item of $680,000 resulting from our purchase of specialty product display sales racks for a distribution method that failed to achieve expected results. The decrease in selling and marketing expenses and as a percent of net sales for fiscal 2002 was due to the lower costs associated with improved management of and communication with our vendors to reduce the need for expedited freight.

      Distribution and warehousing expenses for the Distribution segment was $5.5 million or 1.5% as a percent of net sales for fiscal 2003 compared to $5.2 million or 1.7% as a percent of net sales for fiscal 2002. The decrease as a percent of net sales was the effect of overall increased efficiencies as we continue to find ways to lower the overall expenses.

      General and administrative expenses for the Distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution segment was $17.8 million or 5.0% as a percent of net sales for fiscal 2003 compared to $16.9 million or 5.6% as a percent of net sales for fiscal 2002. The decrease as a percent of net sales for general and administration expenses for fiscal 2003 was attributable to continued increased efforts to control expenses.

      Depreciation and amortization expense for the Distribution segment was $1.3 million in fiscal 2003 compared to $1.5 million in fiscal 2002. Included in fiscal 2002 was a charge of $356,000 associated with the relocation of the Hawaiian location.

      The net operating income for the Distribution segment was $4.0 million for fiscal 2003 compared to $521,000 for fiscal 2002.

PUBLISHING SEGMENT

      The Publishing segment includes Encore Software and BCI Eclipse. We acquired the assets of BCI Eclipse, LLC on November 3, 2003 and the assets of Encore Software, Inc. on July 31, 2002. No comparison of operations is included herein for fiscal 2003 to fiscal 2002 as we had no operations in this segment in fiscal 2002.

Fiscal 2004 Results Compared With Fiscal 2003

      Net sales for the Publishing segment were $46.2 million (before inter-company sales elimination of $20.0 million) for fiscal 2004 and $14.7 million (before inter-company sales elimination of $11.2 million) for fiscal 2003. $8.0 million of the growth was due to the addition of the BCI Eclipse business in November 2003.

      Gross profit for the Publishing segment was $9.3 million or 35.6% as a percent of net sales for fiscal 2004 and $5.8 million or 39.4% as a percent of net sales for fiscal 2003. The gross margin decrease was due to a $5.6 million impairment charge for the capitalized product development costs associated with the Dare Devil video game. The Publishing segment subsequently ceased product development activities.

      Operating expenses for the Publishing segment were $11.1 million for fiscal 2004, including $5.7 million for sales and marketing expenses, $752,000 for licensing and development expenses, $4.0 million for general and administration expenses and $673,000 for depreciation and amortization expense. For fiscal 2003, operating expenses were $5.8 million, including $2.2 million for sales and marketing expenses, $468,000 for licensing and development expenses, $2.3 million for general and administration expenses and $822,000 for depreciation and amortization expense, which included a charge of $501,000 for certain intangible assets that were deemed impaired subsequent to the acquisition of Encore. The expense increase in fiscal 2004 was due to the addition of BCI in November 2003.

      The Publishing segment had an operating loss of $1.9 million for fiscal 2004 and operating income of $41,000 for fiscal 2003.

      We expect significant growth in this segment with the inclusion of BCI Eclipse results of operations for a full year and with the addition of approximately $45-$55 million in revenues expected to be generated from distribution of Riverdeep products during fiscal 2005.

CONSOLIDATED OTHER INCOME AND EXPENSE

      Interest expense was $378,000 for fiscal 2004, $194,000 for fiscal 2003, and $173,000 for fiscal 2002. The increase in interest expense for fiscal 2004 resulted from our use of our line of credit and the Hilco mezzanine financing incurred in connection with the acquisition of BCI. The increase in interest expense for fiscal 2003 was primarily due to having a credit facility in place for the full year. Other income, which consists principally of interest income on available cash balances, was $452,000 for fiscal 2004, $447,000 for fiscal 2003, and $884,000 for fiscal 2002. Lower interest rates resulted in the decrease for fiscal 2003.

      During the third quarter of fiscal 2004, we recorded a non-recurring charge incurred in connection with the complete discharge of the Hilco financing used for the BCI Eclipse acquisition of $908,000, consisting of deferred debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

      Subsequent to November 5, 1999, we owned an equity position in NetRadio that constituted less than 50% of the outstanding equity interests in this company. Accordingly, NetRadio results for fiscal 2003 and 2002 are reflected in our financial statements using the equity method. Under the equity method, Navarre reported losses or income in NetRadio for each period as "Impact of investment in NetRadio Corporation." The impact of the investment in NetRadio Corporation was income of $63,000 for fiscal 2003 and income of $1.5 million for fiscal 2002. This entity was dissolved on January 15, 2003.

      We recorded a tax net benefit of $583,000 for fiscal 2004. We utilized existing net operating loss carry forwards in fiscal 2004. Because these net operating loss carryforwards had been completely reserved, we incurred no federal income tax expense on the majority of our earnings. As of March 31, 2004, we have approximately $10.9 million of net operating losses remaining. We also reversed an additional $1.0 million of our deferred tax asset valuation reserve in the fourth quarter of fiscal 2004, resulting in a further tax benefit. We currently have a remaining valuation allowance of $6.7 million and it is possible that our fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which would be recorded as a reduction of income tax expense to the extent that our taxable income exceeds certain levels.

MARKET RISK

      Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, weI believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows. It is our policy not to enter into derivative financial instrument transactions.

SEASONALITY AND INFLATION

      Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1 - December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed our working capital needs through cash generated from operations, bank borrowings, proceeds from the sale of equity securities and management of the various components of our working capital, including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At March 31, 2004, we had net accounts receivable of $72.3 million, inventory of $30.2 million, accounts payable of $84.3 million and no bank debt.

      Cash flow from operations of $7.4 million was primarily the result of net income of $8.9 million, depreciation and amortization of $2.0 million, and non-cash impairment charges of $1.3 million, offset by net reductions in working capital of $4.8 million for 2004. Investing activities used $15.5 million of cash of which $10.5 million was related with the acquisition of BCI Eclipse and $5.0 million for the purchase of furniture, equipment and leasehold improvements. Financing activities provided cash of $12.1 million during the period primarily from the proceeds of a private placement of $11.7 million.

      In October 2001, we entered into a credit agreement with General Electric Capital Corporation, a/k/a GE Commercial Finance (GECC), for a three-year $30 million credit facility for use in connection with the Company's working capital needs. In June 2004 this credit agreement was amended and restated to, among other things, extend the term of the agreement to December of 2007 and to provide for two senior secured facilities: a $10 million revolving acquisition facility, and a $40 million revolving working capital facility. Additionally, $10 million of the $40 million revolving working capital facility may be used by the company for acquisitions, providing the Company with an aggregate revolving acquisition availability of up to $20 million. The Company's ability to borrow is based upon its compliance with certain requirements and financial covenants. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2005 to meet our seasonal working capital requirements.

      In association with GECC credit facility agreement, we also pay certain facility and agent fees. During fiscal year 2004, the maximum amount the Company borrowed under the credit facility was $9.1 million. As of March 31, 2004, the Company had no balance under this facility. Interest under the GECC line of credit is at the Index Rate plus .25% (4.5%) at March 31, 2004 and is payable monthly. Interest paid under this facility was $378,000, $194,000, and $173,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

      Under this agreement the Company is required to meet certain covenants. These covenants include a variety of financial metrics that are used to determine the overall financial stability of the Company and include limitations on the Company's capital expenditures, restrictions on the lending of the Company to its subsidiaries and affiliates, a minimum EBITDA that must be generated through the Company's operations, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. The Company was in compliance with these covenants as of March 31, 2004. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2005 to meet our seasonal working capital requirements.

      We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our $40 million credit facility will be sufficient to satisfy our working capital requirements and finance organic expansion plans and strategic initiatives for the next fiscal year, and otherwise in the long-term absent significant acquisitions. We have stated our plans to grow through acquisitions, however, and such opportunities will likely require the use of equity or debt capital, some combination thereof or other financing.

      The Company is currently in the process of completing a new warehouse adjacent to the Company's headquarter building in New Hope, Minnesota. The Company funded the construction from its working capital line and a $4.55 million construction loan from the Business Bank. Upon completion, the Company has agreed to sell the building to AIC Ventures for $6.4 million and pay off amounts owed to the Business Bank. The Company will enter into a 15-year lease at approximately $55,000 per month. In addition to that lease, the Company will maintain its current lease on a 15 year basis with the headquarter building. The Company then expects to exit out of its two remaining leased facilities within 3-4 months after completion of the new building, as those functions will move to the new facility.

      During the year ended March 31, 2003, we acquired the primary assets of Encore Software, Inc. ("Encore") pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 (collectively, the

"Purchase Agreement"). The transaction was approved by the Bankruptcy Court for the Central District of California and closed on August 2, 2002. We paid approximately $7.9 million in cash and assumed $1.6 million in debt. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. We acquired Encore, an interactive publisher in the video game and PC CD-ROM markets, to enable us to more actively participate in the high growth video game industry and enable us to further extend our direct distribution relationships with large retailers generating solid sell-through of Encore titles. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our financial statements from the date of acquisition. The allocation of the purchase price to the assets acquired was finalized in the fourth quarter of fiscal 2003. The final purchase price resulted in an increase of $786,000 to goodwill from our preliminary allocation.

      On November 3, 2003, we acquired the assets of BCI Eclipse, LLC. Under the terms of the acquisition, a newly-formed subsidiary of Navarre acquired all assets of BCI Eclipse for approximately $10.4 million in cash and $5.1 million for the value of the one million shares of common stock. The assets purchased by us included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse's business. The acquisition of BCI Eclipse is part of our strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse's proprietary audio products will contribute to our direction of enhancing products and services to our new mass merchandise customers. BCI Eclipse is recognized as a significant provider of niche DVD/video products. BCI Eclipse's DVD/video and audio collection represents exclusively licensed titles and in-house produced CDs and DVDs. BCI is headquartered in Newbury Park, California. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in our final statements from the date of acquisition. The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired will not likely be finalized until the second quarter of fiscal 2005. We will adjust the allocation of the purchase price after obtaining more information regarding asset and liability valuations. The preliminary allocations resulted in goodwill of $7.3 million.

      To fund the acquisition of BCI/Eclipse the Company initially took out a $6 million mezzanine loan with Hilco Capital L.P. This debt was subsequently paid off with the funds from the Company's private placement. During the third quarter of fiscal 2004, we recorded a non-recurring charge incurred in connection with the complete discharge of the Hilco financing used for the BCI Eclipse acquisition of $908,000, consisting of deferred debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

CONTRACTUAL OBLIGATIONS

      The following table presents information regarding contractual obligations that exist as of March 31, 2004 by fiscal year (in thousands).

                    2005      2006   2007     2008      2009    THEREAFTER
                    ----      ----   ----     ----      ----    ----------
Operating leases   $1,457   $  711  $  546   $  510     $  510    $2,213
Total ..........   $1,457   $  711  $  546   $  510     $  510    $2,213
                   ======   ======  ======   ======     ======    ======

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments. We do not hold or issue financial instruments for trading purposes, and do not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates because we have few foreign relationships and substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Based on the controls in place and the relative size of the financial instruments entered into, we believe the risks associated with not using these instruments will not have a material adverse effect on our consolidated financial position or results of operations.

      In addition, we do not engage in speculative transactions and do not use derivative instruments or engage in hedging activities. See the Notes to Financial Statements for a description of our accounting policies and other information related to these financial instruments.

      In the normal course of business, we are exposed to market risks, including changes in interest rates and price changes that could affect our operating results. As of March 31, 2004, fluctuations in interest rates, exchange rates and price changes did not have a material effect on our financial position or operating results.

INTEREST RATE RISK

      We place our cash and cash equivalents, which generally have a term of less than 90 days, with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of March 31, 2004, we had cash and cash equivalents totaling approximately $14.5 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If, during the fiscal year 2005, average short-term interest rates decreased by 1.0% over fiscal year 2004 average rates, our projected interest income from short-term investments would decrease by approximately $4,000, assuming a similar level of investments in fiscal year 2005.

FOREIGN CURRENCY RISK

      We have a limited number of foreign transactions. Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Therefore, fluctuations in the value of the dollar as compared to other foreign currencies have not had an effect on us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements and notes, supplementary data of Navarre and the Report of Independent Auditors included at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:

      Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

      There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information concerning the "Executive Officers of the Registrant" required under this item will be included under the captions "Election of Directors" and "Information Concerning Directors, Nominees and Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on September 13, 2004 (the "2004 Proxy Statement"), a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004, and is incorporated herein by reference. Information concerning the compliance of the Company's officers, directors and 10% stockholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption "Compliance with Section 16(a)." The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information to be contained in the Proxy Statement under the caption "Board Committees." The information regarding the Company's Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading "Code of Business Conduct and Ethics." A copy of the Company's Code of Business Ethics is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this item is contained in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item is contained in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required under this item is contained in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information required under this item is contained in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report -

      (1) Financial Statements. Our following financial statements and the Report of Independent Auditors thereon are set forth at the end of this document:

            (i)   Report of Independent Auditors.

            (ii)  Consolidated Balance Sheets as of March 31, 2004 and 2003.

            (iii) Consolidated Statements of Operations for the years ended
                  March 31, 2004, 2003 and 2002.

            (iv) Consolidated Statements of Shareholders' Equity for the years ended March 31, 2004, 2003 and 2002.

            (v) Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002.

            (vi)  Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules

            (i)   Schedule II - Valuation and Qualifying Accounts and Reserves

            Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Financial Statements or the notes thereto.

      (3)   Exhibits

            2.1 Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

            3.2   Bylaws of the Company (incorporated by reference to Exhibit
                  4.2 to the Company's Registration Statement on Form S-3 (File No. 333-111733)).

            3.3 Certificate of Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated August 20, 1999 (File No. 0-22982)).

            3.4   Form of Warrant Agreement (incorporated by reference to
                  Exhibit 10.3 to the Company's Form 8-K dated December 16, 2003 (File No. 0-22982)).

            10.1* Employment Agreement dated November 1, 2001 between the
                  Company and Eric H. Paulson (incorporated by reference to
                  Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

            10.2* Amendment to Employment Agreement between the Company and Eric
                  H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company's Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

            10.3* Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit
                  10.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

            10.4* Employment Agreement between Encore Software, Inc. and Michael
                  Bell (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.5* Employment Agreement dated November 5, 2003, between BCI
                  Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.6* 1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

            10.7* 2003 Amendment to the Company's 1992 Stock Option Plan
                  (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-109056)).

            10.8* Form of Individual Stock Option Agreement under 1992 Stock
                  Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-68392)).

            10.9 Stock Buy and Sell Agreement dated August 24, 2002 between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.10 Stock Purchase Agreement dated August 24, 2002 between Encore
                  Software, Inc. and Michael Bell (incorporated by reference to
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.11* Form of Termination Agreement for the Company's Executives
                  (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

            10.12 Lease dated March 12, 1998 between the Company and Cambridge
                  Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

            10.13 Amendment No. 1 to Lease Agreement between the Company and
                  Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company's Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

            10.14 Amendment No. 2 to Lease Agreement between the Company and
                  Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company's Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

            10.15 Lease dated May 1, 1999 between the Company and Sunlite III,
                  LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

            10.16 Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.17 Lease dated December 17, 1999 between Encore and EastGroup
                  Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.18 First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.19 Credit Agreement dated October 3, 2001 between General
                  Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22982)).

            10.20 Amendment No. 1 and Limited Waiver with Respect to Credit
                  Agreement dated March 4, 2002 (incorporated by reference to
                  Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

            10.21 Amendment No. 2 to Credit Agreement dated August 1, 2002
                  (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22982)).

            10.22 Amendment No. 3 to Credit Agreement dated March 30, 2003
                  (incorporated by reference to Exhibit 10.12.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.23 Amendment No. 4 to Credit Agreement dated June 24, 2003
                  (incorporated by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

            10.24 Amendment No. 5 to Credit Agreement dated October 23, 2003
                  (incorporated by reference to Exhibit 10.12.5 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.25 Amendment No. 6 to Credit Agreement dated November 5, 2003
                  (incorporated by reference to Exhibit 10.12.6 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.26 Credit Agreement dated November 5, 2003 between Hilco Capital
                  LP and the Company (incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.27 Separation Agreement dated as of March 1, 1999 between the
                  Company and NetRadio Corporation (incorporated by reference to Exhibit 10.16 to NetRadio Corporation's Form S-1/A Registration Statement (File No. 333-73261)).

            10.28 Term Note dated October 14, 1999, between the Company and
                  NetRadio Corporation (incorporated by reference to Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

            10.29 Amendment No. 1 to Term Note dated March 26, 2001, between the
                  Company and NetRadio Corporation (incorporated by reference to Exhibit 10.1 to NetRadio Corporation's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

            10.30 Amendment No. 2 to Term Note dated March 30, 2001, between the
                  Company and NetRadio Corporation (incorporated by reference to Exhibit 10.2 to NetRadio Corporation's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

            10.31 Form of Warrant dated May 1, 1998 issued to investors in connection with the Company's May 1, 1998 private placement of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated May 1, 1998 (File No. 0-22982)).

            10.32 Amended and Restated Asset Purchase Agreement effective as of
                  July 10, 2002 by and between the Company and Encore Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 31, 2002 (File No. 0-22982)).

            10.33 Amendment No. 1 to Asset Purchase Agreement effective as of
                  July 31, 2002, by and among the Company, Encore Software, Inc. and Encore Acquisition Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 31, 2002 (File No. 0-22982)).

            10.34 Conditional Unsecured Promissory Note in the amount of
                  $650,000 dated July 31, 2002 (incorporated by reference to
                  Exhibit 10.3 to the Company's Form 8-K dated July 31, 2002 (File No. 0-22982)).

            10.35 Unsecured Promissory Note in the amount of $500,000 dated July
                  31, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated July 31, 2002 (File No. 0-22982)).

            10.36 Agreement of Reciprocal Easements, Covenants, Conditions and
                  Restrictions dated June 16, 2003 (incorporated by reference to
                  Exhibit 10.9.3 to the Company's Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

            10.37 Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.38 Addendum to Incentive Stock Option Agreement dated November
                  13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company's Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

            10.39 Form of Securities Purchase Agreement dated as of December 15,
                  2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 16, 2003 (File No. 0-22982)).

            10.40 Form of Registration Rights Agreement dated as of December 15,
                  2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated December 16, 2003 (File No. 0-22982)).

            10.41(x) Form of Separation Agreement with Charles E. Cheney dated
                     April 30, 2004.

            10.42(x) Form of Assignment of Lease between BCI Eclipse LLC and BCI
                     Eclipse Company, LLC dated November 3, 2003.

            10.43(x) Form of Amendment No. 7 to Credit Agreement dated January
                     26, 2004.

            10.44(x) Form of Amendment No. 8 to Credit Agreement dated March 9,
                     2004.

            10.45(x) Form of Amendment No. 9 to Credit Agreement dated March 30,
                     2004.

            10.46(x) Form of Amended and Restated Credit Agreement with General
                     Electric Capital Corporation dated June 18, 2004.

            10.47(x) Form of Lease Agreement between Navarre Corporation and NL
                     Ventures IV New Hope, L.P. dated May 27, 2004.

            10.48(x) Form of Third Amendment to Office/Warehouse Lease between
                     Cambridge Apartments, Inc. and Navarre Corporation dated February 23, 2004.

            10.49(x) Form of Fourth Amendment to Office/Warehouse Lease between
                     Cambridge Apartments, Inc. and Navarre Corporation dated June 2004.

            10.50(x) Amendment No. 2 to Lease Agreement between Airport One
                     Limited Partnership and Navarre Corporation dated March 21, 2004.

            10.51(x) Addendum to Lease Agreement between Cambridge Apartments,
                     Inc.and Navarre Corporation dated May 27, 2004.

            10.52(x) Form of BCI Eclipse Lease Agreement effective October 1,
                     1999.

            10.53(x) First Amendment to BCI Eclipse Lease Agreement made as of
                     January 5, 2000.

            14.1(x)  Navarre Corporation Code of Business Conduct and Ethics

            21.1(x)  Subsidiaries of the Registrant

            23.1(x)  Consent of Independent Accountants - Ernst & Young LLP.

            24.1(x)  Power of Attorney, contained on signature page

            31.1(x) Certification of Chief Executive Officer under Rules
                    13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002.

            31.2(x) Certification of Chief Financial Officer under Rules
                    13a-14(a)/15d-14(a) under the Securities and Exchange Act and Section 302 of Sarbanes-Oxley Act of 2002.

            32.1(x) Certification of Chief Executive Officer Pursuant to 18
                    U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2(x) Certification of Chief Financial Officer Pursuant to 18
                    U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            * Indicates management contract or compensatory plan or agreement.
           (x)filed herewith

(b) Reports on Form 8-K - During the quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:


      (1) On January 21, 2004, the Company filed a Current Report on Form 8-K dated January 22, 2004 to report its financial results for the third quarter ended December 31, 2003.

      (2) On February 20, 2004, the Company filed a Current Report on Form 8-K dated February 17, 2004 to report the announcement of promotions of several key executives to new leadership posts and the appointment of a new director to the Company's Board of Directors.

      (3) On February 26, 2004, the Company filed a Current Report on Form 8-K dated February 23, 2004 to report the announcement of changes in its financial forecast for the fiscal year 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NAVARRE CORPORATION
                                          (Registrant)

June 29, 2004                             By  /s/  Eric H. Paulson
                                          --------------------------------------
                                                   Eric H. Paulson
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Eric H. Paulson and James Gilbertson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstituion, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Signature                               Title                               Date
          ---------                               -----                               ----
/s/ Eric H. Paulson                 Chairman of the Board, President              June 29, 2004
--------------------------------    and Chief Executive Officer
     Eric H. Paulson                (principal executive officer)


/s/ James Gilbertson                Vice President,  Chief Financial Officer      June 29, 2004
--------------------------------    and Director
     James Gilbertson               (principal financial and accounting officer)


/s/ Charles E. Cheney               Director                                      June 29, 2004
--------------------------------
     Charles E. Cheney


/s/ Timothy R. Gentz                Director                                      June 29, 2004
--------------------------------
     Timothy R. Gentz

/s/ James G. Sippl                  Director                                      June 29, 2004
--------------------------------
     James G. Sippl

/s/ Michael L. Snow                 Director                                      June 29, 2004
--------------------------------
     Michael L. Snow

/s/ Tom Weyl                        Director                                      June 29, 2004
--------------------------------
     Tom Weyl

/s/ Dickinson G. Wiltz              Director                                      June 29, 2004
--------------------------------
     Dickinson G. Wiltz

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
May 13, 2004, except for footnote 5,
as to which the date is June 21, 2004

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                          AS OF MARCH 31,
                                                                                         2004          2003
                                                                                         ----          ----
ASSETS
Current assets:
      Cash                                                                             $  14,495    $  10,485
      Accounts receivable, less allowance for doubtful accounts
            and sales returns of $6,351 in 2004 and $5,940 in 2003                        72,316       54,787
      Inventories                                                                         30,151       22,828
      Prepaid expenses and other current assets                                            5,175        4,845
                                                                                       ---------    ---------
Total current assets                                                                     122,137       92,945

Property and equipment, net of accumulated depreciation of
      $6,650 in 2004 and $5,633 in 2003                                                    6,914        3,585

Other assets:
      Notes receivable, related parties                                                      600          800
      Goodwill                                                                            10,371        3,109
      Other assets                                                                         6,905          690
                                                                                       ---------    ---------

Total assets                                                                           $ 146,927    $ 101,129
                                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Note payable                                                                     $     651    $     805
      Accounts payable                                                                    84,331       67,093
      Accrued expenses                                                                     6,377        4,292
                                                                                       ---------    ---------
Total current liabilities                                                                 91,359       72,190

      Note payable, long-term                                                               ----          268
 Total liabilities                                                                        91,359       72,458
                                                                                       ---------    ---------
Shareholders' equity
      Common stock, no par value:
           Authorized shares - 100,000,000
           Issued and outstanding shares - 25,817,965 in 2004 and 21,616,187 in 2003     109,405       91,404
      Accumulated deficit                                                                (53,837)     (62,733)
                                                                                       ---------    ---------
Total shareholders' equity                                                                55,568       28,671
                                                                                       ---------    ---------

Total liabilities and shareholders' equity                                             $ 146,927    $ 101,129
                                                                                       =========    =========

See accompanying notes.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                   FISCAL YEARS ENDED MARCH 31,
                                                               2004             2003           2002
                                                               ----             ----           ----
Net sales                                                   $   475,244     $   359,384     $   303,817
Cost of sales                                                   417,904         314,371         270,924
                                                            -----------     -----------     -----------
Gross profit                                                     57,340          45,013          32,893

Operating expenses:
    Selling and marketing                                        16,215          13,330           8,098
    Distribution and warehousing                                  6,000           5,514           5,202
    General and administrative                                   23,273          20,047          16,909
    Depreciation and amortization                                 2,000           2,117           1,491
    Restructuring                                                  ----            ----             672
    Stock-based compensation                                        705            ----            ----
                                                            -----------     -----------     -----------
                                                                 48,193          41,008          32,372

Income from operations                                            9,147           4,005             521

Other income (expense):
    Debt extinguishment                                            (908)           ----            ----
    Interest expense                                               (378)           (194)           (173)
    Other income                                                    452             447             884
                                                            -----------     -----------     -----------

Income before equity in income of NetRadio Corp.                  8,313           4,258           1,232

Equity in income of NetRadio Corp.                                 ----              63           1,480
                                                            -----------     -----------     -----------

Net income before tax                                             8,313           4,321           2,712

Tax benefit                                                         583            ----            ----
                                                            -----------     -----------     -----------
Net income available to common shareholders                 $     8,896     $     4,321     $     2,712
                                                            ===========     ===========     ===========

Basic income per share                                      $       .39     $       .20     $       .12
                                                            ===========     ===========     ===========

Diluted income per share                                    $       .37     $       .20     $       .12
                                                            ===========     ===========     ===========

Basic weighted average common shares outstanding                 22,780          21,616          22,553
Diluted weighted average common shares outstanding               24,112          21,841          22,575

See accompanying notes.

                               NAVARRE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                          COMMON
                                                          SHARES          COMMON         ACCUMULATED
                                                          ISSUED          STOCK            DEFICIT
                                                          ------          ------         -----------
Balance at March 31, 2001                               24,030,379      $    94,116      $   (69,766)
   Repurchase of common shares                          (2,414,192)          (2,712)             ---
   Net income                                                  ---              ---            2,712
                                                        ----------      -----------      -----------
Balance at March 31, 2002                               21,616,187      $    91,404      $   (67,054)
   Net income                                                  ---              ---            4,321
                                                        ----------      -----------      -----------
Balance at March 31, 2003                               21,616,187      $    91,404      $   (62,733)
   SHARES ISSUED UPON EXERCISE OF STOCK OPTIONS            570,231              814              ---
   SHARES ISSUED WITH PRIVATE PLACEMENT                  2,631,547           11,735              ---
   SHARES ISSUED WITH ACQUISITION OF BCI                 1,000,000            5,080              ---
   VALUE OF WARRANTS ISSUED TO HILCO                           ---              372              ---
   NET INCOME                                                  ---              ---            8,896
                                                        ----------      -----------      -----------
BALANCE AT MARCH 31, 2004                               25,817,965      $   109,405      $   (53,837)
                                                        ==========      ===========      ===========

See accompanying notes.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     FISCAL YEARS ENDED MARCH 31
                                                               2004            2003            2002
                                                               ----            ----            ----
OPERATING ACTIVITIES
Net income                                                  $     8,896     $     4,321     $     2,712
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               2,000           2,117           1,847
      Equity in income of NetRadio Corp.                            ---             (63)         (1,480)
      Stock option compensation                                     705             ---             ---
      Warrant expense                                               372             ---             ---
      Write-off of notes receivable                                 257             258              56
      Changes in operating assets and liabilities
          net of effects of acquisitions:
          Accounts receivable                                   (12,205)         (7,506)          5,208
          Inventories                                            (4,252)         (5,495)          7,313
          Prepaid expenses                                          372          (4,580)             46
          Other assets                                           (1,536)         (1,251)           (527)
          Accounts payable                                       13,776          12,301         (12,613)
          Accrued expenses                                         (992)          1,244            (220)
                                                            -----------     -----------     -----------
Net cash provided by operating activities                         7,393           1,346           2,342

INVESTING ACTIVITIES
Acquisition, net of cash acquired                               (10,465)         (7,546)            ---
Notes receivable, related parties                                   (57)           (769)           (289)
Payments on NetRadio Note                                           ---              63           1,480
Purchases of equipment and leasehold improvements                (4,988)         (1,039)           (973)
                                                            -----------     -----------     -----------
Net cash (used in) provided by investing activities             (15,510)         (9,291)            218

FINANCING ACTIVITIES
Proceeds from note payable, bank                                417,094         303,085         167,729
Payments on note payable, bank                                 (417,094)       (303,085)       (167,729)
Repayment of note                                                  (422)           (536)            ---
Repurchase of Navarre common stock                                  ---             ---          (2,712)
Proceeds from sale of common stock                               11,735             ---             ---
Proceeds from exercise of common stock options                      814             ---             ---
                                                            -----------     -----------     -----------
Net cash provided by (used in) financing activities              12,127            (536)         (2,712)
                                                            -----------     -----------     -----------
Net increase (decrease) in cash                                   4,010          (8,481)           (152)
Cash at beginning of year                                        10,485          18,966          19,118
                                                            -----------     -----------     -----------
Cash at end of year                                         $    14,495     $    10,485     $    18,966
                                                            ===========     ===========     ===========

See accompanying notes.

                               NAVARRE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.    BUSINESS DESCRIPTION

      Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including personal computer ("PC") software, audio and video titles and interactive games. Our business is divided into two business segments -- Distribution and Publishing. Our distribution business is operated through Navarre Corporation. Our publishing business is operated through our Encore Software and BCI Eclipse entities. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain. Our broad base of customers includes (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. Our customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.

      Through our Distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include a variety of publishers, independent and major music labels, and movie studios. These vendors provide us with PC software, CD and DVD audio, DVD and VHS video, video games and accessories. Our Distribution business focuses on providing retailers and publishers with high-quality services for the broad, efficient distribution of these products, including vendor-managed inventory, Electronic Data Interchange services, fulfillment services, and retailer-oriented marketing services.

      Through our Publishing business we are the exclusive licensee or owner of PC software, CD and DVD audio, DVD and VHS video, and video game titles. Our Publishing business licenses, packages, markets and sells these products to third-party distributors, directly to retailers, as well as to our Distribution business. We expect that our recent agreement to distribute Riverdeep's educational and interactive products will increase the size of this segment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

      The financial statements include the accounts of the Company and its wholly-owned subsidiary BCI Eclipse LLC and majority-owned subsidiary Encore Software, Inc. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

      The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

INVENTORIES

      Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. Obsolescence reserves were $804,000 and $318,000 at March 31, 2004 and 2003, respectively.

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

      On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Since adoption, the present value of costs associated with location closings, primarily future lease costs, are charged to earnings when a location is vacated. Prior to this, the liability was recognized when the Company made the decision to close the location.

GOODWILL AND INTANGIBLE ASSETS

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit and when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company has no goodwill associated with its Distribution segment, while the Publishing segment has two reporting units that have goodwill - Encore and BCI Eclipse. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require the Company to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. Prior to the adoption of FASB Statement 142, goodwill was amortized on a straight-line basis over 5 to 15 years. This resulted in amortization expense for fiscal year 2002 of $356,000. A reconciliation of reported earnings to reflect the adoption of SFAS No. 142, as if it were effective for all fiscal years presented, is provided below.

(in thousands, except per share amounts)                 FISCAL YEARS ENDED MARCH 31,
                                                     2004            2003            2002
                                                     ----            ----            ----
Net income, as reported                          $     8,896     $     4,321     $     2,712
Add back goodwill amortization, net of tax              ----            ----             356
                                                 -----------     -----------     -----------
Adjusted net income                              $     8,896     $     4,321     $     3,068

Diluted income per share, as reported            $       .37     $       .20     $       .12
Add back goodwill amortization                          ----            ----             .02
                                                 -----------     -----------     -----------
Adjusted diluted income per share                $       .37     $       .20     $       .14
                                                 ===========     ===========     ===========

      In the fourth quarter of fiscal 2004, the Company completed its annual impairment testing of goodwill related to the acquisitions of Encore and BCI Eclipse and determined there were no impairments. Encore's fair value was based on the then current expectations for the business in light of the existing software environment and the uncertainty associated with software products.

      Goodwill totaled $10.4 and $3.1 million at March 31, 2004 and 2003, respectively. The change from fiscal 2003 to fiscal 2004 resulted from the acquisition of BCI Eclipse.

      The changes in the carrying amount of goodwill by segment were as follows (in thousands):

                                                 DISTRIBUTION    PUBLISHING     CONSOLIDATED
                                                 ------------    ----------     ------------
Balances as of March 31, 2001                     $      356     $     ----     $       356
Systematic amortization of goodwill                     (356)          ----            (356)
                                                  ----------     ----------     -----------
Balances as of March 31, 2002                     $     ----     $     ----     $      ----
Goodwill resulting from acquisitions                    ----          2,323           2,323
Final purchase price allocation adjustment              ----            786             786
                                                  ----------     ----------     -----------
Balances as of March 31, 2003                     $     ----     $    3,109     $     3,109
Goodwill resulting from acquisitions                    ----          7,262           7,262
                                                  ----------     ----------     -----------
Balances as of March 31, 2004                     $     ----     $   10,371     $    10,371
                                                  ==========     ==========     ===========


      Intangible assets totaled $6.1 million and $204,000 at March 31, 2004 and 2003, respectively. The change from fiscal 2003 to fiscal 2004 resulted primarily from the acquisition of BCI Eclipse. The amortization expense of intangible assets for fiscal 2004 was $311,000 compared to $501,000 for fiscal 2003.

      The following is a schedule of estimated future amortization expense (in thousands):

2005                         $   1,404,000
2006                         $   1,299,000
2007                         $   1,198,000
2008                         $   1,029,000
2009                         $   3,131,000

REVENUE RECOGNITION

      The Company recognizes revenue at the time product is received by our customers and title has passed, and provides a reserve for sales returns based on the trailing twelve months' experience by product line. The Company's selling price is fixed at the time of shipment and invoicing. The terms of our sales agreements are not contingent upon the resale of the product by our customers, and we have no continuing obligation to our customers.

      The Company's distribution customers at times qualify for certain price protection benefits from the Company's vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenues with corresponding reductions in cost of goods sold in the period of the initial sale to customers.

      The Company at times provides certain price protection, promotional monies, back-end volume rebates and other incentives to customers in its publishing business. The Company records reserves for these incentives based on trailing twelve months' experience rates by product line. The Company records these amounts as reductions in revenue at the time the original revenue is recorded.

      Although its past experience has been a good indicator of future return levels and other revenue reductions, there can be no assurance that its current reserve levels will be adequate in the future.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within sixty days. The Company evaluates the collectibility of its accounts receivable, including advances and balances with independent labels, based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet their financial obligations to Navarre (e.g., bankruptcy filings, substantial down-grading of credit scores), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amounts the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due based on the Company's historical experience of write-offs of accounts with similar characteristics. The Company's largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. Although credit losses relating to customers consistently have been within management's expectations, if circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the Company estimates of the recoverability of amounts due could be reduced by a material amount.

CLASSIFICATION OF SHIPPING COSTS

      Costs incurred with the shipment of product between the Company and its vendors are classified in cost of goods sold. These costs were $2,103,000, $1,660,000, and $922,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

      Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $6,448,000, $6,259,000, and $5,366,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

STOCK-BASED COMPENSATION

      The Company has a stock option plan for officers, key employees and directors, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to apply disclosure-only provisions of SFAS 123 as amended by SFAS No. 148. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation.

      (In thousands, except for per share data)

                                                                                FISCAL YEARS ENDED MARCH 31,
                                                                               2004          2003        2002
                                                                               ----          ----        ----
Net income, as reported                                                      $  8,896      $  4,321    $ 2,712

Deduct: Total stock-based compensation determined under
    fair value based method for all awards                                       (861)         (694)      (529)
                                                                             --------      --------    -------
Adjusted net income, fair value method for all stock-based awards            $  8,035      $  3,627    $ 2,183

Basic income per share - as reported                                         $    .39      $    .20    $   .12
                                                                             ========      ========    =======
Basic income per share - SFAS No. 123 adjusted                               $    .35      $    .17    $   .10
                                                                             ========      ========    =======
Diluted income per share - as reported                                       $    .37      $    .20    $   .12
                                                                             ========      ========    =======
Diluted income per share - SFAS No. 123 adjusted                             $    .33      $    .17    $   .10
                                                                             ========      ========    =======

      Pro forma information regarding net income and income per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.9%, 2.9%, and 3.5% for fiscal 2004, 2003, and 2002, respectively; volatility factor of the expected market price of the Company's common stock of 70%, 73%, and 117% for fiscal 2004, 2003 and 2002, respectively; expected life of the option of five years; and no dividends.

      The weighted average fair value of options granted in fiscal 2004, 2003, and 2002 was $3.28, $0.87, and $0.91, respectively.

COMMITMENTS AND CONTINGENCIES

      The Company is exposed to claims and litigation arising out of the ordinary course of business. Management, after consulting with legal counsel, believes the currently identified claims and litigation will not have a material adverse effect on the Company's results of operations or its financial condition taken as a whole.

INCOME TAXES

      Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by valuation allowances if it is more likely than not that some portion of the asset will not be realized.

EARNINGS PER COMMON SHARE

      The basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:

 (In thousands, except for per share data)              FISCAL YEARS ENDED MARCH 31,
                                                    2004           2003           2002
                                                    ----           ----           ----
   Numerator
   Net income                                    $    8,896     $    4,321     $    2,712
                                                 ==========     ==========     ==========

Denominator for basic earnings per
     share - weighted average shares                 22,780         21,616         22,553

Dilutive securities:  Employee Stock Options          1,332            225             22
Denominator for diluted earnings per
     share - weighted average shares                 24,112         21,841         22,575
                                                 ==========     ==========     ==========

Basic earnings per share                         $      .39     $      .20     $      .12
                                                 ==========     ==========     ==========
Diluted earnings per share                       $      .37     $      .20     $      .12
                                                 ==========     ==========     ==========

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

      Software costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers or shipment has begun. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company recorded an impairment charge associated with product development costs in fiscal 2004 of $5.6 million.

RESTRUCTURING

      In December 2001, the Company initiated actions to close a warehouse and distribution facility in Hawaii and subsequently consolidated the operations into its Minneapolis facility. These actions resulted in the Company recording an aggregate charge of $831,000, including goodwill impairment of $356,000. The charges included $672,000 classified as restructuring and $159,000 of inventory write-downs classified in cost of sales. Through March 31, 2004, the Company has paid or incurred all of the $831,000 charge.

3.    ACQUISITIONS

     On November 3, 2003, the Company acquired the assets of BCI Eclipse, LLC. Under the terms of the acquisition, a newly-formed subsidiary of Navarre acquired all assets of BCI Eclipse for approximately $10.4 million in cash and one million shares of Navarre common stock with a value at closing of $5.1 million. There is also the possibility that, depending on BCI's ability to meet certain goals with respect to its operating income, the Company will pay certain additional payments to BCI Eclipse, LLC each year until 2008. The maximum amount of these annual payments varies over that period from $87,500 to $350,000. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse's business. The acquisition of BCI Eclipse is part of the Company's strategy for growth with expanded content ownership and gross margin enhancement. BCI Eclipse's proprietary audio products will continue the Company's strategic initiative of enhancing products and services to our new mass merchandise customers. BCI Eclipse is recognized as a significant provider of niche DVD/Video products. BCI Eclipse's DVD/Video and audio collection represents exclusively licensed titles and in-house produced CDs and DVDs. BCI is headquartered in Newbury Park, California. The acquisition is being accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company's financial statements from the date of acquisition. Pro forma results of operations have not been presented for this acquisition since the effects were not material to the Company. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets acquired will be finalized in fiscal 2005. The Company will adjust the allocation of the purchase price after obtaining more information regarding asset and liability valuation. The preliminary allocation resulted in goodwill of $7.3 million. Under SFAS No. 142, goodwill is not amortized.

         The preliminary purchase price allocation was as follows (in thousands):

 Accounts receivable, net of allowances                         $  5,324
 Inventories                                                       3,071
 Prepaid expenses and other current assets                           702
 Property and equipment                                               30
 Other Assets                                                        572
 Identifiable intangible assets                                    4,420
 Goodwill                                                          7,262
 Current liabilities                                              (5,836)
                                                                --------
 TOTAL PURCHASE PRICE                                           $ 15,545

      During fiscal year 2003, the Company acquired the primary assets of Encore Software, Inc. ("Encore") pursuant to an Amended and Restated Asset Purchase Agreement between the Company and Encore effective as of July 10, 2002, as amended by amendment No. 1 to the Agreement effective as of July 31, 2002 (collectively, the "Purchase Agreement"). The transaction was approved by the Bankruptcy Court for the Central District of California and closed on August 2, 2002. The Company paid approximately $7.9 million in cash and assumed $1.6 million in debt. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables, and contract rights related to Encore's business. Navarre acquired Encore, an interactive publisher in the video game and PC CD-ROM markets, to enable it to more actively participate in the high growth video game industry and enable it to further extend our direct distribution relationships with large retailers generating solid sell-through of Encore titles. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company's financial statements from the date of acquisition. Pro forma results of operations have not been presented for this acquisition since the effects were not material to the Company. The allocation of the purchase price to the assets acquired was finalized in the fourth quarter of fiscal 2003. The final purchase price resulted in an increase of $786,000 to goodwill from the

Company's preliminary allocation. Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment at least annually.

      The final purchase price allocation was as follows (in thousands):

Cash                                                   $       354
Accounts receivable, net of allowances                       3,333
Inventories                                                    617
Prepaid expenses and other current assets                    2,067
Property and equipment                                       1,134
Goodwill                                                     3,109
Current liabilities                                         (1,105)
                                                       -----------
TOTAL PURCHASE PRICE                                   $     9,509

4.    RELATED PARTY TRANSACTIONS

      During fiscal 2002, the Company entered into a five year amended employment contract with its Chief Executive Officer. The agreement includes a loan to the executive for a maximum of $1,000,000, of which $600,000 was outstanding at March 31, 2004. Under the terms of the loan, $200,000 of the $1,000,000 principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During fiscal 2004, the Company forgave $200,000 of principal and interest. The outstanding note amount bears an annual interest rate of 5.25%.

      Subsequent to the Company's acquisition of the assets of Encore Software, Inc. ("Encore") 2002, the Company entered into a five-year agreement on August 24, with Michael Bell, to serve as Chief Executive Officer of Encore Software, Inc. On the same date, it also entered into a stock purchase agreement with Mr. Bell under which he acquired 20,000 of the 100,000 outstanding shares of Encore. In connection with the stock purchase, a stock buy and sell agreement was entered into between Mr. Bell and Encore.

      During fiscal 2003, the Company paid a consulting fee of $187,000 to Michael Snow, a member of the Company's Board of Directors, for consulting services provided in conjunction with the acquisition of Encore Software, Inc.

5.    BANK FINANCING AND DEBT

      On June 21, 2004, the Company finalized an amendment and restatement of its Credit Agreement with GE Capital. Under the terms of the amended and restated agreement a new $10 million revolving credit facility has been established for use by the Company in connection with equity or asset-based acquisitions. The revised agreement also permits the Company to utilize up to $10 million of the existing $40 million revolving credit facility for such acquisitions. Previously, this $40 million facility was restricted for use only in connection with the Company's working capital needs. In addition, the agreement has been extended to December 2007.

      On October 3, 2001, the Company entered into an agreement with General Electric Capital Corporation for a three-year $30 million credit facility. On June 24, 2003, the Company amended the agreement and increased the credit facility to $40 million and extended the agreement until June 2007. In association with this agreement, the Company also pays certain facility and agent fees. During fiscal year 2004, the maximum amount the Company borrowed under the credit facility was $9.1 million. As of March 31, 2004, the Company had no balance under this facility. Under this agreement the Company is required to meet certain covenants. The Company is in compliance with these covenants as of March 31, 2004.

      Interest under the GE Capital line of credit is at the Index Rate plus ..25% (4.25%) at March 31, 2004 and is payable monthly.

      Interest paid was $378,000, $194,000, and $173,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

      In connection with the BCI acquisition the Company entered into a new agreement with Hilco Capital, L.P. for a four-year $6 million credit facility on November 5, 2003. The Company granted Hilco a five (5)-year warrant to purchase 320,000 shares of our common stock exercisable at $2.88 per share, the market price of our common stock on the date of the Hilco commitment. In December 2003, we completed a private placement to institutional and other accredited investors of 2,631,547 shares of common stock and 657,887 shares of common stock issuable upon exercise of warrants. The net proceeds were used to discharge our approximate $6.6 million debt to Hilco Capital, LP incurred in connection with the BCI Eclipse acquisition and the remainder was made available for, among other things, general working capital needs. On December 16, 2003, we paid off this credit facility in full and in doing so recorded a special charge for a debt retirement expense of $908,000 consisting of debt acquisition fees of $536,000 and the fair value of the warrants issued to the lender of $372,000.

6.    SHAREHOLDERS' EQUITY

      On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. During the year ending March 31, 2002, Navarre repurchased 2,414,192 shares for an average price of $1.23. Navarre did not repurchase any shares during the fiscal years ended March 31, 2003 or March 31, 2004.

      On December 15, 2003, the Company completed a private placement to institutional and other accredited investors of 2,631,547 shares of common stock and 657,887 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $4.75 per share for total proceeds of approximately $12,500,000 and net proceeds of approximately $11,735,000. The per share price of $4.75 represented a discount of approximately 15% of the closing price of the Company's common stock on the date the purchase was completed. The net proceeds were used to discharge the Company's approximate $6.6 million debt to Hilco Capital, LP incurred in connection with the BCI Eclipse acquisition and the remainder was made available for, among other things, general working capital needs.

      The warrants issued to the placement investors are five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $7.00 per share. The warrants contain customary anti-dilution provisions and a cashless exercise provision that is applicable only if a registration statement permitting sale of the underlying shares is not then available. In addition, the Company has the right after the first anniversary date of the warrant to require cash exercise of the warrant if, among other things, the volume weighted average price of our common stock exceeds $12.00 per share for each of 30 consecutive trading days. Furthermore, each warrant includes a provision that limits the number of shares obtainable upon exercise to ensure that the holder does not exceed 4.99% and 9.99% of the Company issued and outstanding shares of common stock.

      The Company issued to its agent in the private placement, Craig-Hallum Capital Group, LLC, a warrant to purchase 131,577 shares. The warrant expires on December 14, 2005 and is exercisable at $7.00 per share. The warrant contains customary anti-dilution and piggyback registration rights, although, if the shares underlying the warrant are included in any registration statement filed pursuant to the placement purchaser registration rights agreement, then those registration rights and obligations apply to the agent's warrant. The warrant does not contain a cashless exercise provision and includes a mandatory exercise provision that allows the Company to require exercise in full of the warrant within ten days of notice that the average closing price of its common stock is equal to or greater than $10.50 per share for any 30 consecutive trading days. The Company exercised the mandatory exercise provision on June 9, 2004 and the warrant was exercised on June 10, 2004.

      On April 28, 2004, the Company registered for resale by the selling shareholders the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement under a registration statement on Form S-3. This registration statement also covered the registration of 131,577 shares issuable upon the exercise of the agent's warrant as well as 320,000 shares issuable upon the exercise of a warrant issued to Hilco Capital, LP, which provided financing in connection with the Company's November 2003 acquisition of the assets of BCI Eclipse and 1,000,000 shares issued in connection with the BCI Eclipse acquisition.

7.    STOCK OPTIONS AND GRANTS

      The Company has a stock option plan for officers, key employees and directors. The options are granted at fair market value and expire between five and eight years after the grant date. Option activity is summarized as follows:

                                        PLAN OPTIONS                          WEIGHTED AVERAGE
                                        AVAILABLE FOR       PLAN OPTIONS     EXERCISE PRICE PER
                                           GRANT            OUTSTANDING            SHARE
                                        -------------       ------------     ------------------
Balance on March 31, 2001                   536,945          1,763,009          $     4.32
   Additional shares authorized             750,000               ----                ----
   Granted                                 (494,000)           494,000                1.10
   Canceled                                 141,400           (141,400)               3.78
   Terminated                               129,709           (129,709)               3.99
                                         ----------          ---------          ----------
Balance on March 31, 2002                 1,064,054          1,985,900          $     3.77
   Granted                               (1,294,252)         1,294,252                1.56
   Canceled                                 151,000           (151,000)               2.60
   Terminated                                91,200            (91,200)               3.00
                                         ----------          ---------          ----------
Balance on March 31, 2003                    12,002          3,037,952          $     2.91
   ADDITIONAL SHARES AUTHORIZED           1,000,000               ----                ----
   GRANTED                                 (701,748)           701,748                4.91
   EXERCISED                                   ----           (765,600)               2.80
   CANCELED                                   7,300            (27,300)               3.26
   TERMINATED                                19,600            (19,600)               2.78
                                         ----------          ---------          ----------
BALANCE ON MARCH 31, 2004                   357,154          2,927,200          $     3.41
                                         ==========          =========          ==========

      The exercise price of options outstanding at March 31, 2004 ranged from $0.93 to $15.38 per share, as summarized in the following table:

                     SHARES
                   OUTSTANDING    WEIGHTED AVERAGE    NUMBER OF      WEIGHTED AVERAGE
   RANGE OF        AT MARCH 31,      REMAINING         SHARES            EXERCISE
EXERCISE PRICE         2004       CONTRACTUAL LIFE   EXERCISABLE      PRICE PER SHARE
---------------    ------------   ----------------   -----------     ----------------
$0.93 to $ 1.41       741,700       3.61 years           341,100         $   1.28
$1.48 to $ 1.91       874,000       3.55 years           147,000         $   1.67
$2.00 to $ 5.88       606,500       2.10 years           250,070         $   4.31
$6.00 to $15.38       705,000       3.30 years           276,600         $   8.67
---------------     ---------       ----------         ---------         --------
                    2,927,200       3.13 YEARS         1,014,770         $   4.10
                    =========       ==========         =========         ========

      The number of options exercisable at March 31, 2004, 2003, and 2002 was 1,014,770, 1,037,000, and 753,975, respectively, at a weighted average exercise price of $4.10, $4.24, and $4.39, per share, respectively.

      The Company has granted 100,000 and 250,000 options, respectively, to two current key employees. The options were deemed commensurate with their level of responsibility. The options vest depending on attaining certain performance-based criteria. The performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting. Certain criteria was met and some of the options have vested, therefore, the Company recorded stock-based compensation expense of $705,000. The options expire September 21, 2006 and September 6, 2008, respectively.

8.    INCOME TAXES

      Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of March 31, 2004 and 2003 (in thousands):

                                      FISCAL YEARS ENDED MARCH 31,
                                        2004              2003
                                      --------          --------
Net operating loss carryforwards      $  4,033          $  9,147
AMT credit carryforwards                   247          --------
Collectability reserves                  4,478             3,231
Allowance for sales returns              1,341             2,071
Book/tax depreciation                      406                55
Reserve for sales discounts                186               167
Accrued vacations                          169               267
Inventory - uniform capitalization         155                59
Book/tax intangibles                    (3,276)             ----
                                        ------          --------
                                         7,739          $ 14,997
Valuation allowance                     (6,703)          (14,997)
                                        ------           -------
Total deferred tax assets             $  1,036          $  ----
                                      ========          ========

      At March 31, 2004 the Company has net operating loss carryforwards of approximately $10,909,000, which will begin to expire in 2014 subject to limitations under Section 382 of the Internal Revenue Code. Of this amount, approximately $1,243,000 of future net operating loss utilization will result in tax benefits associated with stock option exercises that will not reduce tax expense but will rather increase equity.

      A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

                                                 FISCAL YEARS ENDED MARCH 31,
                                               2004        2003        2002
                                             --------    --------    --------
Tax expense at statutory rate                $ 2,826     $ 1,467     $   922
State income taxes, net of federal benefit       260         259         162
Reversal of valuation allowance               (4,117)     (1,789)     (1,117)
Other                                            448          63          33
                                              ------      ------      ------
Tax benefit                                  $  (583)    $     0     $     0
                                              ------      ------      ------
Effective tax rate                                (7)%         0%          0%
                                              ------      ------      ------

      The income tax benefit of $583,000 in fiscal 2004 consisted of current expense of $453,000 and a deferred benefit of $1,036,000. Cash paid for income taxes was $324,075, $0, and $0 for the years ended March 31, 2004, 2003 and 2002, respectively.

      The Company's net deferred income tax assets were completely reserved for fiscal 2002 and 2003 because of its recent history of pre-tax losses. Reversals of these valuation reserves during fiscal 2002, 2003, and 2004 have resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. In addition to recognizing tax benefits related to utilization of net operating loss carryforwards in fiscal 2004, the Company has also recognized an additional $1.0 million of tax benefit related to the reversal of a like amount of valuation reserve. Such amount of valuation reserve reversal was made due to the increasing probability of its ability to generate near-term pre-tax income.

9.    COMMITMENTS

LEASES

      The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent.

      Total rent expense was $1,931,000, $1,779,000, and $1,736,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

      The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2004 (in thousands):

2005         $1,635
2006            711
2007            546
2008            510
2009            510
Thereafter    2,213
             ------
             $6,125
             ------

10.   MAJOR CUSTOMERS

      The Company has three major customers who accounted for 40%, 47%, and 45% of net sales in fiscal 2004, 2003, and 2002, respectively. Each of the three customers accounted for over 10% of the net sales in each fiscal year.

11.   401K PLAN

      The Company has a 401k plan, which covers substantially all full-time employees. The Company contributed $113,994, $101,139, and $91,596 to the plan for the years ended March 31, 2004, 2003, and 2002, respectively.

12.   BUSINESS SEGMENTS

      Navarre currently operates two business segments: Distribution and Publishing.

      Through the Company's Distribution business it distributes and provide fulfillment services in connection with a variety of finished goods that are provided by its vendors, which include a variety of publishers, independent and major music labels, and movie studios. These vendors provide the Company with PC software, CD and DVD audio, DVD and VHS video, video games and accessories. The Company's Distribution business focuses on providing retailers and publishers with high-quality services for the broad, efficient distribution of these products, including vendor-managed inventory, Electronic Data Interchange services, fulfillment services, and retailer-oriented marketing services.

      Through the Company's Publishing business the Company is the exclusive licensee or owner of PC software, CD and DVD audio, DVD and VHS video, and video game titles. The Company's Publishing business licenses, packages, markets and sells these products to third-party distributors, retailers, as well as to Navarre's Distribution business.

      The following table provides information by business segment for the years ended March 31, 2004, 2003 and 2002 (in thousands):

     FISCAL YEAR 2004           DISTRIBUTION    PUBLISHING    ELIMINATIONS  CONSOLIDATED
-----------------------------   ------------   ------------   ------------  ------------
Net Sales:                        $449,106     $ 46,181        $(20,043)     $475,244
Income (loss) from operations       11,021       (1,874)(1)        ----         9,147
Depreciation expense                 1,209          480            ----         1,689
Interest expense                       368          636            (626)          378
Income tax benefit                     583         ----            ----           583
Capital expenditures                 4,897           91            ----         4,988
Total assets                       135,568       27,499         (16,140)      146,927

      FISCAL YEAR 2003          DISTRIBUTION    PUBLISHING    ELIMINATIONS  CONSOLIDATED
-----------------------------   ------------   ------------   ------------  ------------
Net sales:                        $355,884       $14,715       $(11,215)     $359,384
Income from operations               3,964            41           ----         4,005
Depreciation expense                 1,296           321           ----         1,617
Interest expense                       149           405           (360)          194
Capital expenditures                   994            45           ----         1,039
Total assets                        99,155        14,797        (12,823)      101,129

      FISCAL YEAR 2002          DISTRIBUTION    PUBLISHING    ELIMINATIONS  CONSOLIDATED
-----------------------------   ------------   ------------   ------------  ------------
Net sales:                        $303,817         ----            ----      $303,817
Income from operations                 521         ----            ----           521
Depreciation expense                 1,491         ----            ----         1,491
Interest expense                       173         ----            ----           173
Capital expenditures                   973         ----            ----           973

      (1) The Company re corded an impairment charge associated with product development costs in fiscal 2004 of $5.6 million.

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

      The following table sets forth certain unaudited quarterly historical financial data for each of the eight quarters in the period ended March 31, 2004. (In thousands, except per share amounts)

                                               QUARTER  ENDED
                               JUNE 30  SEPTEMBER 30   DECEMBER 31    MARCH 31
                               -------  ------------   -----------    --------
FISCAL YEAR 2004
Net Sales                      $73,424    $106,166       $153,039     $142,615
Gross profit                    10,049      13,499         17,856       15,936
Net income                     $   308    $  1,723       $  3,590     $  3,275
                               =======    ========       ========     ========
Net income per common share:
Basic                          $  0.01    $   0.08       $   0.16     $   0.13
                               =======    ========       ========     ========
Diluted                        $  0.01    $   0.08       $   0.15     $   0.12
                               =======    ========       ========     ========
FISCAL YEAR 2003
Net Sales                      $69,974    $ 88,864       $116,897     $ 83,649
Gross profit                     8,048      11,432         14,087       11,564
Net income                     $   198    $    676       $  3,005     $    442
                               =======    ========       ========     ========
Net income per common share:
Basic                          $  0.01    $   0.03       $   0.14     $   0.02
                               =======    ========       ========     ========
Diluted                        $  0.01    $   0.03       $   0.14     $   0.02
                               =======    ========       ========     ========

NAVARRE CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           BALANCE AT   CHARGED TO                       BALANCE AT
                                                           BEGINNING     COSTS AND       ADDITIONS/        END OF
                DESCRIPTION                                OF PERIOD     EXPENSES       (DEDUCTIONS)       PERIOD
--------------------------------------------------------   ----------   -----------    ---------------   ----------
YEAR ENDED MARCH 31, 2004:
   DEDUCTED FROM ASSET ACCOUNTS:
   INVENTORY OBSOLESCENCE RESERVE                          $  318,000   $  (530,000)   $ 1,016,000(1)    $  804,000
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                            673,000      (196,000)       917,000(1)     1,394,000
   ALLOWANCE FOR SALES RETURNS                              4,160,000    (1,406,000)       952,000(1)     3,706,000
   ALLOWANCE FOR MDF AND SALES DISC                         1,107,000       144,000           ----        1,251,000
                                                           ----------   -----------    -----------       ----------
   TOTALS                                                  $6,258,000   $(1,988,000)   $ 2,885,000       $7,155,000
                                                           ==========   ===========    ===========       ==========
Year ended March 31, 2003:
   Deducted from asset accounts:
   Inventory obsolescence reserve                          $        0   $         0    $   318,000       $  318,000
   Allowance for doubtful accounts                          1,111,000        93,000       (531,000)(2)      673,000
   Allowance for sales returns                              1,300,000       296,000      2,564,000(3)     4,160,000
   Allowance for MDF and Sales Disc                              ----       338,000        769,000        1,107,000
                                                           ----------   -----------    -----------       ----------
   Totals                                                  $2,411,000   $   727,000    $ 3,120,000       $6,258,000
                                                           ==========   ===========    ===========       ==========
Year ended March 31, 2002:
   Deducted from asset accounts:
   Inventory obsolescence reserve                          $        0   $         0    $         0       $        0
   Allowance for doubtful accounts                          2,917,000     1,035,000     (2,841,000)(2)    1,111,000
   Allowance for sales returns                              2,069,000      (769,000)          ----        1,300,000
                                                           ----------   -----------    -----------       ----------
   Totals                                                  $4,986,000   $   266,000    $(2,841,000)      $2,411,000
                                                           ==========   ===========    ===========       ==========

(1)   Additional reserves associated with the operations of BCI.

(2)   Uncollectible accounts written off, net of recoveries.

(3) Includes additional reserves associated with the operations of Encore Software.