Form 10-Q
period 2004-06-30
NAVARRE CORP /MN/
filed 2004-08-13
CIK 911650

                                    UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the quarterly period ended June 30, 2004 or

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

   Title of Each Class               Name of Each Exchange of Which Registered
Common Stock, No Par Value                    Nasdaq National Market

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

Common Stock, No Par Value -- 26,701,769 shares as of August 6, 2004

                               NAVARRE CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.  (UNAUDITED)

         Consolidated Balance Sheets -
                  June 30, 2004 and March 31, 2004                      Page 3

         Consolidated Statements of Operations -
                  Three months ended June 30, 2004 and 2003             Page 4

         Consolidated Statements of Cash Flows  -
                  Three months ended June 30, 2004 and 2003             Page 5

         Notes to Consolidated Financial Statements - June 30, 2004     Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                           PAGE 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    PAGE 18

ITEM 4.  CONTROLS AND PROCEDURES.                                       PAGE 18


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                             PAGE 18

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE
         OF EQUITY SECURITIES.                                          PAGE 19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                               PAGE 19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.         PAGE 19

ITEM 5.  OTHER INFORMATION.                                             PAGE 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                              PAGE 19


SIGNATURES                                                              PAGE 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30, 2004   MARCH 31, 2004
                                                                    -------------   --------------
                                                                     (UNAUDITED)        (NOTE)
ASSETS
Current assets:

   Cash                                                               $  12,195       $  14,495
   Note receivable, related parties                                         594             278
   Accounts receivable, less allowance for doubtful accounts
       and sales returns of $10,292 and $6,351, respectively             71,485          72,038
   Inventories                                                           41,840          30,151
   Prepaid expenses and other current assets                              5,671           5,175
                                                                      ---------       ---------
Total current assets                                                    131,785         122,137

Property and equipment, net of accumulated depreciation of
   $6,351 and $6,650, respectively                                        4,977           6,914
Other assets:
   Note receivable, related parties                                         550             600
   Goodwill                                                               9,750          10,371
   Other assets                                                           8,428           6,905
                                                                      ---------       ---------
Total assets                                                          $ 155,490       $ 146,927
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Note payable                                                       $      --       $     651
   Accounts payable                                                      85,771          84,331
   Accrued expenses                                                       6,301           6,377
                                                                      ---------       ---------
Total current liabilities                                                92,072          91,359

Shareholders' equity:
   Common stock, no par value:
      Authorized shares - 100,000,000, issued and outstanding
          shares - 26,629,369 and 25,817,965, respectively              112,682         109,405
   Accumulated deficit                                                  (49,264)        (53,837)
                                                                      ---------       ---------
Total shareholders' equity                                               63,418          55,568
                                                                      ---------       ---------
Total liabilities and shareholders' equity                            $ 155,490       $ 146,927
                                                                      =========       =========

Note: The balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                     2004            2003
                                                                  ---------       ---------
Net sales                                                         $ 126,716       $  73,084

Cost of sales                                                       107,838          63,035
                                                                  ---------       ---------

Gross profit                                                         18,878          10,049

Operating expenses:
   Selling and marketing                                              4,567           3,151
   Distribution and warehousing                                       1,522           1,115
   General and administration                                         7,603           5,172
   Depreciation and amortization                                        704             387
                                                                  ---------       ---------
                                                                     14,396           9,825
                                                                  ---------       ---------

Income from operations                                                4,482             224

Other income (expense):
   Interest expense                                                     (41)            (48)
   Other income, net                                                    121             132
                                                                  ---------       ---------
Income before taxes                                                   4,562             308

Income tax benefit                                                       11              --
                                                                  ---------       ---------
Net  income                                                       $   4,573       $     308
                                                                  =========       =========
Basic income per share                                            $     .17       $     .01
                                                                  =========       =========
Diluted income per share                                          $     .16       $     .01
                                                                  =========       =========

Basic weighted average common shares outstanding                     26,175          21,616
                                                                  =========       =========
Diluted weighted average common shares outstanding                   28,377          22,132
                                                                  =========       =========

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                                   2004           2003
                                                                 --------       --------
OPERATING ACTIVITIES

Net income                                                       $  4,573       $    308
Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                                 704            387
        Write off of notes receivable, related parties                 58             65
        Deferred income taxes                                        (653)            --
        Changes in operating assets and liabilities:
               Accounts and notes receivable                          553          8,422
               Inventories                                        (11,689)        (1,238)
               Prepaid expenses                                       157         (2,380)
               Other assets                                          (901)          (906)
               Accounts payable                                     1,440         (9,384)
               Accrued expenses                                       (76)          (239)
                                                                 --------       --------
Net cash used in operating activities                              (5,834)        (4,965)

INVESTING ACTIVITIES

Note receivable, related parties                                     (324)           (14)
Net proceeds from sale leaseback                                    6,401             --
Purchase of property and equipment                                 (4,819)          (658)
                                                                 --------       --------
Net cash provided by (used in) investing activities                 1,258           (672)

FINANCING ACTIVITIES

Proceeds from exercise of common stock options and
  warrants                                                          3,277          4,276
Proceeds from notes payable                                         5,408             --
Repayment of notes payable                                         (6,059)        (1,073)
Debt acquisition costs                                               (350)          (250)
                                                                 --------       --------
Net cash provided by financing activities                           2,276          2,953
                                                                 --------       --------

Net decrease in cash                                               (2,300)        (2,684)
Cash at beginning of period                                        14,495         10,485
                                                                 --------       --------
Cash at end of period                                            $ 12,195       $  7,801
                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.

         Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

NOTE B - ACQUISITIONS

         On November 3, 2003, the Company acquired the assets of BCI Eclipse, LLC ("BCI"). Under the terms of the acquisition, a newly-formed subsidiary of Navarre acquired all assets of BCI for approximately $10.4 million in cash and one million shares of Navarre common stock with a value at closing of $5.1 million. There is also the possibility that, depending on BCI's ability to meet certain goals with respect to its operating income, the Company will pay certain additional payments to BCI each year until 2008. The maximum amount each of these annual payments varies over that period from $87,500 to $350,000. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI's business.

         The purchase price was allocated on a preliminary basis using information available at the time of purchase. The allocation of the purchase price to the assets acquired will be finalized in fiscal 2005. The Company has adjusted and will, if appropriate, adjust the allocation of the purchase price after obtaining more information regarding asset and liability valuation. The preliminary adjusted allocation has resulted in goodwill of $6.6 million, which will not be amortized.

         The preliminary adjusted purchase price allocation was as follows (in thousands):

Accounts receivable, net of allowances                             $  5,945
Inventories                                                           3,071
Prepaid expenses and other current assets                               702
Property and equipment                                                   30
Other                                                                   572
Identifiable intangible assets                                        4,420
Goodwill                                                              6,641
Current liabilities                                                  (5,836)
                                                                   --------
Total Purchase Price                                               $ 15,545
                                                                   ========

NOTE C - BUSINESS SEGMENTS

         Financial information by reportable business segment is included in the following summary:

         (In thousands)

       THREE MONTHS ENDED JUNE 30, 2004             DISTRIBUTION     PUBLISHING      ELIMINATIONS    CONSOLIDATED
       ----------------------------------------------------------------------------------------------------------
       Net sales:                                      $109,668       $30,052          $(13,004)       $126,716
       Income from operations                               918         3,564                --           4,482
       Net income before tax                              1,061         3,501                --           4,562
       Total assets                                     140,827        43,168           (28,505)        155,490

       THREE MONTHS ENDED JUNE 30, 2003             DISTRIBUTION     PUBLISHING      ELIMINATIONS    CONSOLIDATED
       ----------------------------------------------------------------------------------------------------------
       Net sales:                                     $  73,090       $  4,652         $  (4,658)      $  73,084
       Income (loss) from operations                        294            (70)               --             224
       Net income (loss) before tax                         511           (203)               --             308
       Total assets                                      92,712         14,185           (11,880)         95,017


NOTE D - NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

           (In thousands, except per share data)     THREE MONTHS ENDED JUNE 30,

                                                        2004          2003
                                                     ---------      --------
Numerator:
     Net income                                        $ 4,573      $   308
                                                       =======      =======
Denominator:
     Denominator for basic earnings per
          share -- weighted-average shares              26,175       21,616
     Dilutive securities:  Employee stock options
          and warrants                                   2,202          516
                                                       -------      -------
     Denominator for diluted earnings per share
           -adjusted weighted-average shares            28,377       22,132
                                                       =======      =======
Basic income per share                                 $   .17      $   .01
                                                       =======      =======
Dilutive income per share                              $   .16      $   .01
                                                       =======      =======

NOTE E - STOCK-BASED COMPENSATION

         The Company has a stock option plan for officers and key employees. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation.

 (In thousands, except per share data)                                             THREE MONTHS ENDED JUNE 30,
                                                                                     2004              2003
                                                                                   --------          --------
Net income, as reported                                                             $ 4,573          $   308
Add: Stock-based employee compensation expense                                           --               28
                                                                                    -------          -------
Deduct: Stock-based compensation expense determined under fair value method
for all awards                                                                         (218)            (200)
                                                                                    -------          -------
Net income, pro forma                                                               $ 4,355          $   136
                                                                                    =======          =======
Income per share:
   Basic - as reported                                                              $   .17          $   .01
                                                                                    -------          -------
   Basic - pro forma                                                                $   .17          $   .01
                                                                                    =======          =======
   Diluted - as reported                                                            $   .16          $   .01
                                                                                    =======          =======
   Diluted - pro forma                                                              $   .15          $   .01
                                                                                    =======          =======

         Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in fiscal 2005 first quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.55%; volatility factor of the expected market price of the Company's common stock of 85%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2005 first quarter was $6.40.

NOTE F - BANK FINANCING AND DEBT

         On June 21, 2004, the Company finalized an amendment and restatement of its Credit Agreement with GE Commercial Finance. Under the terms of the amended and restated agreement a new $10 million revolving credit facility has been established for use by the Company in connection with equity or asset-based acquisitions. The revised agreement also permits the Company to utilize up to $10 million of the existing $40 million revolving credit facility for such acquisitions. Previously, this $40 million facility was restricted for use only in connection with the Company's working capital needs. In addition, the agreement has been extended to December 2007. As of June 30, 2004 and March 31, 2004, respectively, the Company had no balance under this facility. The Company's ability to borrow is based upon its compliance with certain requirements and financial covenants. The Company is in compliance with these covenants as of June 30, 2004.

NOTE G - INCOME TAXES

         For first quarter fiscal 2005, the Company recorded a tax net benefit of $11,000, a net affect of recording tax expense and the reversal of a portion of the deferred tax asset valuation allowance. The Company is utilizing existing net operating loss carry forwards in fiscal 2005. At March 31, 2004 the Company has net operating loss carryforwards of approximately $10.9 million which will begin to expire in 2014 subject to limitations under Section 382 of the Internal Revenue Code. Of this amount, approximately $1.2 million of future net operating loss utilization will result in tax benefits associated with stock option exercises that will not reduce tax expense but rather will increase equity. At March 31, 2004, the Company had a remaining valuation allowance of $6.7 million and it is possible that fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which would be recorded as a reduction of income tax expense to the extent it becomes more probable than not that the valuation allowance is not needed.

NOTE H - CONTINGENCIES

         In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

NOTE I - SALE/LEASEBACK OF WAREHOUSE FACILITY

         During June 2004, the Company entered into an agreement for the sale and leaseback of its warehouse adjacent to the Company's headquarters building in New Hope, Minnesota, for net proceeds of $6.4 million. The initial term of the lease is 15 years, with options to renew for three additional five year periods. The lease is classified as an operating lease.

         The $1.4 million difference between property and equipment sold and the net proceeds has been established as prepaid rent and will be amortized over the life of the lease. Rental payments under the lease approximate $659,000 for the first year, with an annual increase of 2.75% each year thereafter.

         The following is a schedule of estimated future rental payments (in thousands):

             2005                                 $   659
             2006                                 $   677
             2007                                 $   696
             2008                                 $   715
             2009                                 $   735
             Thereafter                           $ 8,556

NOTE J - LICENSE AND DISTRIBUTION AGREEMENT

         On March 29, 2004, the Company entered into a license and distribution agreement ("Agreement") with Riverdeep Inc. ("Riverdeep"). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $2.5 million for the three-month period ended June 30, 2004 and are reflected in cost of sales in the consolidated statement of operations.

         The Company is required to advance $13 million of guaranteed royalty payments for the period from March 31, 2004 to March 31, 2005. At June 30, 2004, $3 million has been paid and is reflected in prepaid assets in the consolidated balance sheet. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep for an initial period of one year from March 31, 2004 and for an additional 42 months to fully recoup the guaranteed royalty, if necessary. The Company will monitor these prepaid assets for potential impairment based on activity with Riverdeep.

NOTE K - GOODWILL AND INTANGIBLE ASSETS

         As of June 30, 2004 and March 31, 2004, goodwill amounted to $9.8 million and $10.4 million, respectively. During fiscal 2005 further purchase price adjustments were made relating to the BCI acquisition resulting in a reduction to goodwill of $621,000.

Other identifiable intangible assets, net of amortization, of approximately $5.9 million and $6.1 million as of June 30, 2004 and March 31, 2004, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

                                     AS OF JUNE 30, 2004
                             ----------------------------------
                             GROSS CARRYING         ACCUMULATED
                                 AMOUNT            AMORTIZATION
                             --------------        ------------
               Masters           $6,401              $    546
                Other               705                   615
                                 ------              --------
                                 $7,106              $  1,161
                                 ======              ========


                                     AS OF MARCH 31, 2004
                             ----------------------------------
                              GROSS CARRYING         ACCUMULATED
                                  AMOUNT            AMORTIZATION
                             --------------        ------------
               Masters           $6,230               $   220
                Other               705                   592
                                 ------               -------
                                 $6,935               $   812
                                 ======               =======

         Aggregate amortization expense for the first fiscal quarter 2005 and 2004 were $349,000 and $22,000, respectively.

         The following is a schedule of estimated future amortization expense (in thousands):

                  2005                                $1,404
                  2006                                $1,299
                  2007                                $1,198
                  2008                                $1,062
                  2009                                $1,029

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

         Our consolidated net sales for the first quarter of fiscal 2005 increased 73.4% to $126.7 million compared to $73.1 million in the same period for fiscal 2004. This growth in net sales was achieved through increases in both of our business segments. Our gross profit increased to $18.9 million or 14.9% of net sales in the first quarter fiscal 2005 compared with $10.0 million or
13.7 % of net sales for same period in fiscal 2004. The increase in gross profit and as a percent of net sales for the first quarter in fiscal 2005 was due to the greater percentage of Publishing revenues during the quarter. We expect margins to remain in this range due to our evolving mixture of Publishing and Distribution revenues. Total operating expenses for the first quarter in fiscal 2005 were $14.4 million or 11.4% of net sales, compared with $9.8 million or 13.4% of net sales in the same period for fiscal 2004. Net income increased to $4.6 million or $0.16 per diluted share compared to $308,000 or $0.01 per diluted share for last year.

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

         Much of our growth in the Publishing segment over the last two fiscal years was accomplished by acquisition and outsourcing. In July 2002, we purchased the primary assets of Encore Software, Inc., a publisher of entertainment and education PC products. In November 2003 we purchased the primary assets of BCI Eclipse, LLC, a provider of niche DVD/video products. On March 29, 2004, we entered into an exclusive five-year licensing and distribution agreement with Riverdeep that we expect will increase this segment's revenues and profits. This rapid growth (and expected growth) may make this segment's results in future periods more uncertain and less predictable.

FORWARD-LOOKING STATEMENTS / IMPORTANT RISK FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. Statements containing the words or phrases

"will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, including this Report on Form 10-Q, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the loss of our founder, Eric H. Paulson, Chairman of the Board, President and Chief Executive Officer, who has been with the Company since its inception in 1983 could affect the depth, quality and effectiveness of our management; the Company's dependence upon a limited number of large customers that account for a significant part of its business could have a material adverse effect on our sales and profitability; the loss of a significant vendor could adversely effect the products we have available to distribute, and correspondingly, could negatively affect our sales; the failure to finance our significant working capital needs could adversely effect a number of aspects related to our business such as our ability to obtain products to sell or finance accounts receivables and it could also negatively affect our ability to remain current on amounts due to our vendors; the loss of a software developer or manufacturer could negatively change our product offering and accordingly reduce our revenues; the continued growth and breadth of our exclusive distribution business could be negatively affected if we failed to secure new distribution agreements with recording artists; a decrease in the popularity of PC software could negatively affect our revenues; excessive product returns or inventory obsolescence could significantly reduce our sales or profitability; our acquisition strategy could result in disruptions to our business by, among other things, distracting management time and diverting financial resources; we operate in a highly competitive industry and compete with large national firms and further competition could, among other things, reduce our sales volume or margins or both; technology developments, particularly in the electronic downloading arena, may adversely affect our sales, margins, liquidity and results of operations; increased counterfeiting and free or low cost music downloads may negatively affect the demand for our products and services; our business presently is dependent on traditional methods of music, CD and DVD product distribution and any significant change in traditional distribution methods could negatively affect consumer demand for the products we distribute; we cannot offer any assurance that significant growth will occur in our Publishing segment; we may not be able to adequately adjust our cost structure in a timely fashion in response to a decrease in demand, which may cause our profitability to suffer; we are dependent on a variety of information systems and a failure of these systems could disrupt our business and harm our reputation and net sales; we have significant credit exposure to our reseller customers and negative trends in their businesses could cause us significant credit loss; we are subject to the risk that our inventory values may decline and protective terms under supplier agreements may not adequately cover the decline in values; future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally; we are dependent on third-party shipping companies for the delivery of our products; our stock price has experienced significant volatility and continued fluctuation could impair our ability to raise capital and make an investment in our securities undesirable; the exercise of outstanding warrants and options may adversely affect our stock price; and our anti-takeover provisions, right to issue preferred stock and our staggered board may discourage takeover attempts that could be beneficial for our shareholders.

         A detailed statement of risks and uncertainties is contained in the Company's reports to the Securities and Exchange Commission, including in particular the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Investors and shareholders are urged to read this document carefully. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

         We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill impairment, cost associated with exit activities, tax matters and capitalized software development costs as discussed in the section with this title in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2004. No material changes occurred to these policies in the periods covered by this report.

RECONCILIATION OF GAAP NET SALES TO NET SALES BEFORE INTER-COMPANY ELIMINATIONS

         In evaluating our financial performance and operating trends, management considers information concerning our net sales before inter-company eliminations that are not calculated in accordance with generally accepted accounting principles ("GAAP") in the United States of America. A reconciliation of these non-GAAP numbers is included in the table below. We believe that the non-GAAP numbers calculated before inter-company eliminations provides a useful analysis of our ongoing operating trends and in comparing operating performance period to period. The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

     (In thousands)                                 THREE MONTHS ENDED JUNE 30,
     (Unaudited)                                       2004             2003
                                                    ---------        ---------
     Net sales
       Distribution                                 $ 109,668        $  73,090
       Publishing                                      30,052            4,652
                                                    ---------        ---------
     Net sales before inter-company eliminations      139,720           77,742
       Inter-company eliminations                     (13,004)          (4,658)
                                                    ---------        ---------
     Net sales as reported                          $ 126,716        $  73,084
                                                    =========        =========

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                                    THREE MONTHS ENDED JUNE 30,
                                                       2004           2003
                                                      ------         ------
      Net sales:
         Distribution                                   86.5%         100.0%
         Publishing                                     23.7            6.4
         Inter-company sales                           (10.2)          (6.4)
                                                      ------         ------
         Total net sales                               100.0          100.0
      Cost of sales                                     85.1           86.3
                                                      ------         ------
      Gross profit, exclusive of
         amortization and depreciation                  14.9           13.7
      Selling and marketing                              3.6            4.3
      Distribution and warehousing                       1.2            1.5
      General and administrative                         6.0            7.1
      Depreciation and amortization                      0.6            0.5
                                                      ------         ------
      Total operating expenses                          11.4           13.4
                                                      ------         ------
      Income from operations                             3.5            0.3
      Interest expense                                   0.0           (0.1)
      Other income                                       0.1            0.2
      Income tax benefit                                 0.0             --
                                                      ------         ------
      Net income                                         3.6            0.4
                                                      ======         ======

DISTRIBUTION SEGMENT

         The Distribution segment distributes software, video games, accessories, major label music, and DVD video, as well as independent music.

Fiscal 2005 First Quarter Results Compared With Fiscal 2004 First Quarter

Net Sales

         Net sales for the Distribution segment were $109.7 million for the first quarter of fiscal 2005 compared to $73.1 million for fiscal 2004 first quarter. The 50.1% increase in net sales for fiscal 2005 was principally due to strong increases in sales across all of our distribution product groups. In particular, software continues to expand its market share presence across all categories. Internet security and anti-virus products remained strong in light of continued virus outbreaks. Sales increased in this product group to $76.1 million during the first quarter of fiscal 2005. Major label music, DVD video and video games grew to $15.6 million in first quarter of fiscal 2005 due to increased publisher and customer rosters and benefited from strong releases throughout the quarter. Independent music also grew to $18.0 million in first quarter of fiscal 2005 due to its increased label and artist roster and its continued focus on catalog sales across all music genres. Future sales increases will be dependent upon the Company's ability to continue to add new, appealing content.

Gross Profit

         Gross profit for the Distribution segment was $11.1 million or 10.1% as a percent of net sales for the first quarter fiscal 2005 compared to $8.2 million or 11.2% as a percent of net sales for first quarter fiscal 2004. The decrease in gross profit as a percent of net sales for first quarter fiscal 2005 was due to lower margins from the growth of our video game distribution business. Video game distribution generally has a lower margin throughout the industry, however, video games are sold on a one-way basis with no returns by the customer allowed; therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. In addition, we experienced lower margins with the continuation of the expansion of our market share in software categories such as business and productivity which generally have lower gross margins as much of the product is considered legacy product; however, these product categories tend to sell at higher dollar price points and generally have fewer returns. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as we continue to expand market share in business and productivity software and video games.

Operating Expenses

         Total operating expenses for the Distribution segment were $10.1 million or 9.3% as a percent of net sales for first quarter fiscal 2005 compared to $7.9 million or 10.8% as a percent of net sales for first quarter fiscal 2004.

         Selling and marketing expenses for the Distribution segment were $2.7 million or 2.4% as a percent of net sales for first quarter fiscal 2005 compared to $2.2 million or 3.0% as a percent of net sales for first quarter fiscal 2004. The decrease as a percent of net sales for first quarter fiscal 2005 resulted from our improved efforts to reduce freight costs. Freight cost, as a percent of sales, decreased to 1.5% in the first quarter fiscal 2005 compared to 1.7% for first quarter fiscal 2004. The Company manages selling and marketing expenses on a percentage basis and would expect them to remain in the 2.5-2.8% of net sales range.

         Distribution and warehousing expenses for the Distribution segment were $1.5 million or 1.4% as a percent of net sales for first quarter fiscal 2005 compared to $1.1 million or 1.5% as a percent of net sales for first quarter fiscal 2004. The decrease as a percentage of net sales resulted from overall improved efficiency of warehousing expenses such as "one way" video game business, higher priced software categories such as business and productivity, and in part, efficiencies associated with a higher level of sales. The Company will continue to seek efficiencies in this area, but will continue to manage expenses at approximately 1.5% of net sales.

         General and administrative expenses for the Distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution segment were $5.7 million or 5.2% as a percent of net sales for first quarter fiscal 2005 compared to $4.4 million or 6.0% as a percent of net sales for first quarter fiscal 2004. The increase in general and administrative expenses for the first quarter of fiscal 2005 resulted from an increase in IT expense of $236,000 which is based on sales volume, and $470,000 for executive, accounting and administrative personnel required as our business grows. The decrease as a percent of net sales for general and administrative expenses for first quarter fiscal 2005 was attributable to our continued increased efforts to control expenses as a percent of net sales. While overall general and administrative expenses are expected to increase, we feel that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure. We expect that general and administrative expenses will continue to be managed in a 4.8-5.2% range.

         Depreciation and amortization for the Distribution segment was $311,000 for first quarter fiscal 2005 compared to $250,000 for first quarter fiscal 2004.

         The net operating income for the Distribution segment was $918,000 for first quarter fiscal 2005 compared to $294,000 million for first quarter fiscal 2004.

PUBLISHING SEGMENT

         The Publishing segment includes Encore Software and BCI Eclipse. We acquired the assets of BCI Eclipse, LLC on November 3, 2003 and the assets of Encore Software, Inc. on July 31, 2002.

Fiscal 2005 First Quarter Results Compared With Fiscal 2004 First Quarter

Net Sales

         Net sales for the Publishing segment were $30.1 million (before inter-company sales elimination of $13.0 million) for first quarter fiscal 2005 compared to $4.7 million (before inter-company sales elimination of $4.7 million) for first quarter fiscal 2004. Of the growth (after inter-company eliminations), $10.1 million was due to the addition of the licensing and distribution agreement for the Riverdeep product portfolio for Encore and $7.1 million from BCI.

Gross Profit

         Gross profit for the Publishing segment was $7.8 million or 26.0% as a percent of net sales for first quarter fiscal 2005 compared to $1.9 million or 40.1% as a percent of net sales for first quarter fiscal 2004. The gross margin decrease was due to lower margins on sales from a distribution arrangement with a major retailer carrying lower than average profit margins.

Operating Expenses

         Operating expenses for the Publishing segment were $4.3 million for first quarter fiscal 2005 compared to $1.9 million for first quarter fiscal 2004. The expense increase in fiscal 2004 was due to the addition of BCI in November 2003.

         The Publishing segment had an operating income of $3.6 million for first quarter fiscal 2005 compared to an operating loss of $70,000 for first quarter fiscal 2004.

         We expect significant growth in this segment with the inclusion of BCI Eclipse results of operations for a full year and with the addition of approximately $45-$55 million in revenues expected to be generated from distribution of Riverdeep products during fiscal 2005.

CONSOLIDATED OTHER INCOME AND EXPENSE

         Interest expense was $41,000 for first quarter fiscal 2005 compared to $48,000 for first quarter fiscal 2004. The decrease in interest expense for fiscal 2005 resulted from not utilizing our line of credit. Other income, which consists principally of interest income on available cash balances, was $121,000 for first quarter fiscal 2005 compared to $132,000 for first quarter fiscal 2004.

CONSOLIDATED TAX BENEFIT

         For first quarter fiscal 2005, we recorded a tax net benefit of $11,000, a net affect of recording tax expense and the reversal of a portion of deferred tax asset valuation allowance. We are utilizing existing net operating loss carry forwards in fiscal 2005. As of March 31, 2004, we had approximately $10.9 million of net operating losses remaining and a remaining valuation allowance of $6.7 million. It is possible that our fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which would be recorded as a reduction of income tax expense to the extent that it becomes more probable than not that the valuation allowance is not needed.

MARKET RISK

         Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows. It is our policy not to enter into derivative financial instrument transactions. We do not anticipate that an increase in inflation would have a material impact on our net sales and revenue, nor on our income for operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our working capital needs through cash generated from operations, bank borrowings, proceeds from the sale of equity securities and management of the various components of our working capital, including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year. At June 30, 2004, we had net accounts receivable of $71.5 million, inventory of $41.8 million, accounts payable of $85.8 million and no bank debt.

         Cash flow used by operations of $5.8 million was primarily the result of net income of $4.6 million and depreciation and amortization of $704,000, offset by net reductions in working capital of $11.1 million for first quarter fiscal 2005. Investing activities provided $1.3 million of cash primarily from the proceeds from the sales-leaseback of $6.4 million offset by the purchase of property and equipment of $4.8 million in connection with our new warehouse. Financing activities provided cash of $2.3 million during the period primarily from the proceeds from the exercise of options and warrants of $3.3 million offset by net repayments of note payable of $651,000.

         In June 2004, the Company completed a new warehouse adjacent to the Company's headquarters building in New Hope, Minnesota. The Company funded the construction from its working capital line and a $4.6 million construction loan from The Business Bank. Upon completion, the Company sold the building to NL Ventures IV New Hope, LP for $6.4 million under a sale leaseback transaction and paid off amounts owed to the Business Bank. The Company entered into a 15-year lease for the new building at approximately $55,000 per month and extended its current lease for a period of 15 years for the headquarters building.

         In October 2001, we entered into a credit agreement with General Electric Capital Corporation, a/k/a GE Commercial Finance, for a three-year $30 million credit facility for use in connection with the Company's working capital needs. In June 2004 this credit agreement was amended and restated to, among other things, extend the term of the agreement to December of 2007 and to provide for two senior secured facilities: a $10 million revolving acquisition facility, and a $40 million revolving working capital facility. Additionally, $10 million of the $40 million revolving working capital facility may be used by the company for acquisitions, providing the Company with an aggregate revolving acquisition availability of up to $20 million. The Company's ability to borrow is based upon its compliance with certain requirements and financial covenants.

         In association with GE Commercial Finance credit facility agreement, we also pay certain facility and agent fees. During first quarter fiscal year 2005, the maximum amount the Company borrowed under the credit facility was $2.6 million. As of June 30, 2004 and March 31, 2004, respectively, the Company had no balance under this facility. Interest paid under this facility was $41,000 and $48,000 for first quarter fiscal 2005 and 2004, respectively.

         Under this agreement the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the overall financial stability of the Company and include limitations on the Company's capital expenditures, a minimum ratio of

EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. The Company was in compliance with the covenants as of June 30, 2004. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2005 to meet our seasonal working capital requirements.

         We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our $40 million credit facility will be sufficient to satisfy our working capital requirements and finance organic expansion plans and strategic initiatives for this fiscal year, and otherwise in the long-term absent significant acquisitions. We have stated our plans to grow through acquisitions, however, and such opportunities will likely require the use of equity or debt capital, some combination thereof, or other financing.

CONTRACTUAL OBLIGATIONS

         The following table presents information regarding contractual obligations that exist as of June 30, 2004 by fiscal year (in thousands).

                                          PAYMENT DUE BY PERIOD
                                                        2-3     4-5    MORE THAN
                                     TOTAL    1 YEAR   YEARS   YEARS   5 YEARS
Operating leases                    $21,160  $ 1,829  $2,621  $2,460   $14,250
License and distribution agreement  $10,000  $10,000      --      --        --
                                    =======  =======  ======  ======   =======
Total                               $31,160  $11,829  $2,621  $2,460   $14,250
                                    =======  =======  ======  ======   =======

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2004. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the normal course of our business, we are involved in a number of routine litigation matters that are incidental to the operation of our business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

         During the first quarter of fiscal 2005, 515,000 warrants were exercised related to our Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (File No. 333-111733). On April 28, 2004, the Company registered for resale by the selling shareholders the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement under a registration statement on Form S-3. Net proceeds of $2.3 million were used for general working capital needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters submitted to a vote of security holders during the three-month period ended June 30, 2004.

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

         32 (a) Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         32 (b) Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)      Reports on Form 8-K

         On April 13, 2004, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing that our subsidiary Encore Software, Inc. entered into an exclusive co-publishing agreement with Riverdeep, Inc.

         On May 26, 2004, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing the appointment of Timothy R. Gentz to serve as a board director.

         On June 21, 2004, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing that we finalized an amendment and restatement of our Credit Agreement with GE Commercial Finance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NAVARRE CORPORATION
                                              (Registrant)




Date:  August 13, 2004                        /s/ Eric H. Paulson
                                              --------------------------
                                              Eric H. Paulson
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer




Date:  August 13, 2004                        /s/ James Gilbertson
                                              --------------------------
                                              James Gilbertson
                                              Vice President and
                                              Chief Financial Officer