Form 10-Q
period 2004-09-30
NAVARRE CORP /MN/
filed 2004-11-15
CIK 911650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004 or

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


Common Stock, No Par Value -- 26,998,919 shares as of October 31, 2004


================================================================================

                               NAVARRE CORPORATION

                                      INDEX

PART I.        FINANCIAL INFORMATION FINANCIAL INFORMATION

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS.  (UNAUDITED)

               Consolidated Balance Sheets --
                                    September 30, 2004 and March 31, 2004                               Page 3

               Consolidated Statements of Operations --
                                   Three months and six months ended September 30, 2004 and 2003        Page 4

               Consolidated Statements of Cash Flows --
                                Six months ended September 30, 2004 and 2003                            Page 5

               Notes to Consolidated Financial Statements                                               Page 6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.                                                                   PAGE 12

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                              PAGE 21

ITEM 4.        CONTROLS AND PROCEDURES.                                                                 PAGE 21


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.                                                                       PAGE 21

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                              PAGE 22

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.                                                         PAGE 22

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                                   PAGE 22

ITEM 5.        OTHER INFORMATION.                                                                       PAGE 23

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                                                        PAGE 23


SIGNATURES                                                                                              PAGE 24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30, 2004       MARCH 31, 2004
                                                                         ---------------------------------------------
                                                                                  (UNAUDITED)               (NOTE)
    ASSETS
    Current assets:
       Cash and cash equivalents                                                          $ 8,262             $14,495
       Note receivable, related parties                                                     1,433                 278
       Accounts receivable, less allowance for doubtful accounts
           and sales returns of $6,681 and $6,351, respectively                           105,337              79,948
       Inventories                                                                         60,017              30,151
       Prepaid expenses and other current assets                                            5,085               4,139
       Deferred tax assets                                                                  2,543               1,036
                                                                         ---------------------------------------------
    Total current assets                                                                  182,677             130,047

    Property and equipment, net of accumulated depreciation of
       $6,821 and $6,650, respectively                                                      6,180               6,914
    Other assets:
       Note receivable, related parties                                                       500                 600
       Goodwill                                                                             9,738              10,371
       Other assets                                                                         8,168               6,905
                                                                         ---------------------------------------------
    Total assets                                                                         $207,263            $154,837
                                                                         =============================================

    LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
       Note payable                                                                     $    ----              $  651
       Accounts payable                                                                   129,628              92,241
       Accrued expenses                                                                     7,960               6,382
                                                                         ---------------------------------------------
    Total current liabilities                                                             137,588              99,274

    Commitments and contingencies

    Shareholders' equity:
       Common stock, no par value:
          Authorized shares -- 100,000,000, issued and outstanding
              shares--26,943,569 and 25,817,965, respectively                             113,994             109,405
       Accumulated deficit                                                                (44,334)            (53,837)
       Accumulated other comprehensive income (loss)                                           15                  (5)
                                                                         ---------------------------------------------
    Total shareholders' equity                                                             69,675              55,563
                                                                         ---------------------------------------------
    Total liabilities and shareholders' equity                                           $207,263            $154,837
                                                                         =============================================

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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        2004             2003            2004              2003
                                                                ------------------------------------------------------------------
   Net sales                                                          $146,180         $107,459        $274,717          $182,069

   Cost of sales                                                       125,279           93,960         234,938           158,521
                                                                ------------------------------------------------------------------

    Gross profit                                                        20,901           13,499          39,779            23,548

   Operating expenses:
      Selling and marketing                                              4,292            4,007           8,860             7,158
      Distribution and warehousing                                       2,210            1,381           3,732             2,496
      General and administration                                         8,697            6,004          16,299            11,176
      Depreciation and amortization                                        843              409           1,547               796
                                                                ------------------------------------------------------------------
                                                                        16,042           11,801          30,438            21,626
                                                                ------------------------------------------------------------------

   Income from operations                                                4,859            1,698           9,341             1,922
   Other income (expense):
      Interest expense                                                    (60)             (98)           (101)             (146)
      Other income, net                                                    127              123             249               255
                                                                ------------------------------------------------------------------
   Income before income taxes                                            4,926            1,723           9,489             2,031

   Income tax benefit                                                        4             ----              14              ----
                                                                ------------------------------------------------------------------

   Net income                                                           $4,930           $1,723          $9,503            $2,031
                                                                ==================================================================

   Basic income per share                                                $0.18            $0.08           $0.36             $0.09
                                                                ==================================================================
   Diluted income per share                                              $0.17            $0.08           $0.33             $0.09
                                                                ==================================================================

   Basic weighted average common shares outstanding                     26,753           21,616          26,465            21,616
                                                                ==================================================================

   Diluted weighted average common shares outstanding                   28,884           22,340          28,671            22,250
                                                                ==================================================================

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                                                       2004               2003
                                                                              ------------------ ------------------
     OPERATING ACTIVITIES
     Net income                                                                          $9,503             $2,031
     Adjustments to reconcile net income to net cash
         used in operating activities:
             Depreciation and amortization                                                1,547                796
             Amortization of prepaid rent                                                    33               ----
             Amortization of deferred financing costs                                        96                 37
             Write off of notes receivable, related parties                                 100                129
             Deferred income taxes                                                       (1,507)              ----
             Changes in operating assets and liabilities:
                    Accounts and notes receivable                                       (24,975)           (16,098)
                    Inventories                                                         (29,866)            (6,016)
                    Prepaid expenses                                                       (896)            (3,541)
                    Other assets                                                         (1,364)              (965)
                    Accounts payable                                                     37,644             18,617
                    Accrued expenses                                                      2,282               (156)
                                                                              ------------------ ------------------
     Net cash used in operating activities                                               (7,403)            (5,166)

     INVESTING ACTIVITIES
     Note receivable, related parties                                                    (1,155)               (28)
     Net proceeds from sale leaseback                                                     6,401               ----
     Purchase of property and equipment                                                  (6,494)              (162)
     Purchase of intangible assets                                                         (398)               ---
     Payment of earn-out payment                                                            (88)               ---
                                                                              ------------------ ------------------
     Net cash used in investing activities                                               (1,734)              (190)

     FINANCING ACTIVITIES
     Proceeds from exercise of common stock options and warrants                          3,885               ----
     Proceeds from notes payable -- line of credit                                       13,512             31,442
     Repayment of notes payable -- line of credit                                       (13,512)           (29,155)
     Repayment of notes payable                                                            (651)              (268)
     Debt acquisition costs                                                                (350)              (250)
                                                                              ------------------ ------------------
     Net cash provided by financing activities                                            2,884              1,769

     Effect of exchange rate changes on cash and cash equivalents                            20                (10)
                                                                              ------------------ ------------------

     Net decrease in cash and cash equivalents                                           (6,233)            (3,597)
     Cash and cash equivalents at beginning of period                                    14,495             10,485
                                                                              ------------------ ------------------
     Cash and cash equivalents at end of period                                          $8,262             $6,888
                                                                              ================== ==================

Supplemental schedule of noncash investing and financing activities:
       Reclassification of stock compensation accrual to shareholders' equity.           $  704             $  ---
       Purchase price adjustments effecting:  accounts receivable,
           prepaid expenses, goodwill and accounts payable.                                 721                ---

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Reclassification of these amounts had no effect on previously reported shareholders' equity or net income.

2. INVENTORIES

    Inventories consist of the following:

                                                   SEPTEMBER 30, 2004       MARCH 31, 2004
                                                   ------------------------ ---------------------
                     Finished products                       $55,232             $27,826
                     Raw Materials                             4,785               2,325
                                                   ------------------------ ---------------------
                                                             $60,017             $30,151
                                                   ======================== =====================

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

         The preliminary adjusted purchase price allocation was as follows (in thousands):

                  Accounts receivable, net of allowances                              $ 5,957
                  Inventories                                                           3,071
                  Prepaid expenses and other current assets                               702
                  Property and equipment                                                   30
                  Other                                                                   572
                  Identifiable intangible assets                                        4,420
                  Goodwill                                                              6,629
                  Current liabilities                                                  (5,836)
                                                                           -------------------------
                  Total Purchase Price                                                $15,545
                                                                           -------------------------

4. BUSINESS SEGMENTS -

    Financial information by reportable business segment is included in the following summary:

    (In thousands)
    THREE MONTHS ENDED SEPTEMBER 30, 2004               DISTRIBUTION       PUBLISHING    ELIMINATIONS     CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------
    Net Sales:                                              $136,049          $22,562       $(12,431)         $146,180
    Income from operations                                     2,024            2,835           ----             4,859
    Net income before tax                                      2,167            2,760           ----             4,927
    Total assets                                             190,841           49,585        (33,163)          207,263

    THREE MONTHS ENDED SEPTEMBER 30, 2003               DISTRIBUTION       PUBLISHING    ELIMINATIONS     CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------

    Net sales:                                              $103,455           $9,224        $ (5,220)        $107,459
    Income from operations                                     1,564              134            ----            1,698
    Net income (loss) before tax                               1,724               (1)           ----            1,723
    Total assets                                             127,776           17,439         (14,309)         130,906

    SIX MONTHS ENDED SEPTEMBER 30, 2004                 DISTRIBUTION       PUBLISHING    ELIMINATIONS     CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------

    Net Sales:                                              $247,537          $52,614        $(25,434)        $274,717
    Income from operations                                     2,942            6,399            ----            9,341
    Net income before tax                                      3,228            6,261            ----            9,489
    Total assets                                             190,841           49,585         (33,163)         207,263

    SIX MONTHS ENDED SEPTEMBER 30, 2003                 DISTRIBUTION       PUBLISHING    ELIMINATIONS     CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------

    Net Sales:                                              $178,071          $13,876        $(9,878)         $182,069
    Income from operations                                     1,858               64           ----             1,922
    Net income (loss) before tax                               2,235            (204)           ----             2,031
    Total assets                                             127,776           17,439        (14,309)          130,906

5. NET EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

   (In thousands, except per share data:                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                    2004           2003            2004           2003
                                                              -------------- -------------- --------------- -------------
     Numerator:
           Net income                                                $4,930         $1,723          $9,503        $2,031
                                                              ============== ============== =============== =============
      Denominator:
           Denominator for basic earnings per
                share--weighted-average shares                       26,753         21,616          26,465        21,616
           Dilutive securities:  Employee stock
                options and warrants                                  2,131            724           2,206           634
                                                              -------------- -------------- -------------- -------------
           Denominator for diluted earnings per share
                -adjusted weighted-average shares                    28,884         22,340          28,671        22,250
                                                              ============== ============== ============== =============

      Basic income per share                                          $0.18          $0.08           $0.36         $0.09
                                                              ============== ============== =============== =============
      Dilutive income per share                                       $0.17          $0.08           $0.33         $0.09
                                                              ============== ============== =============== =============

6. STOCK-BASED COMPENSATION

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

 (In thousands, except per share data)
                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                          2004            2003           2004            2003
                                                                 ---------------- -------------- -------------- ---------------
Net income, as reported                                                   $4,930         $1,723         $9,503          $2,031
Add: Stock-based employee compensation expense                              ----            141           ----             169
Deduct: Stock-based compensation expense determined under fair
value method for all awards, net of tax                                     (209)          (211)          (346)           (411)
                                                                 ---------------- -------------- -------------- ---------------
Net income, pro forma                                                     $4,721         $1,653         $9,157          $1,789
                                                                 ================ ============== ============== ===============
Income per share:
   Basic -- as reported                                                    $0.18          $0.08          $0.36           $0.09
                                                                 ================ ============== ============== ===============
   Basic -- pro forma                                                      $0.18          $0.08          $0.35           $0.08
                                                                 ================ ============== ============== ===============
   Diluted -- as reported                                                  $0.17          $0.08          $0.33           $0.09
                                                                 ================ ============== ============== ===============
   Diluted -- pro forma                                                    $0.16          $0.07          $0.32           $0.08
                                                                 ================ ============== ============== ===============

         Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in fiscal 2005 second quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.59%; volatility factor of the expected market price of the Company's common stock of 81%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2005 second quarter was $7.26.

7. BANK FINANCING AND DEBT

         On June 21, 2004, the Company finalized an amendment and restatement of its Credit Agreement with GE Commercial Finance. Under the terms of the amended and restated agreement a new $10 million revolving credit facility was established for use by the Company in connection with equity or asset-based acquisitions. The revised agreement also permits the Company to utilize up to $10 million of the existing $40 million revolving credit facility for such acquisitions. Previously, this $40 million facility was restricted for use only in connection with the Company's working capital needs. In addition, the agreement was extended to December 2007. The Company had no balance under this facility as of September 30, 2004 and March 31, 2004, respectively. The Company's ability to borrow is based upon its compliance with certain requirements and financial covenants. The Company exceeded its capital expenditure covenant as of September 30, 2004 due to the increase in building and picking system costs. However, as of September 30, 2004, the Company has received a waiver and amendment for this covenant violation. The Company is in compliance with all other covenants as of September 30, 2004.

8. INCOME TAXES

         For the three-month and six-months ended September 30, 2004, the Company recorded a net tax benefit of $4,000 and $14,000, respectively; a net affect of recording tax expense and the reversal of a portion of the deferred tax asset valuation allowance. The Company is utilizing existing net operating loss carry forwards in fiscal 2005. At March 31, 2004 the Company had net operating loss carryforwards of approximately $10.9 million which will begin to expire if unused in 2014 subject to limitations under Section 382 of the Internal Revenue Code. Of this amount, approximately $1.2 million of future net operating loss utilization will result in tax benefits associated with stock option exercises that will not reduce tax expense but rather will increase equity. At September 30, 2004 and March 31, 2004, the Company had a remaining valuation allowance of $3.2 million and $6.7 million, respectively, and it is possible that fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which would be recorded as a reduction of income tax expense to the extent it becomes more likely than not that the valuation allowance is not needed.

9. CONTINGENCIES

         On July 7, 2004, ValueVision Media, Inc. ("ValueVision") commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation ("NetRadio"). ValueVision's Complaint seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision's shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company's Form 10-K for the year ended March 31, 1997.

         On August 9, 2004, the Company answered the Complaint, denied liability and asserted defenses. Among other defenses, the Company believes that ValueVision's alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio's initial public offering. At the time that this prospectus was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of this prospectus.

         The parties are in the process of conducting discovery and no trial date has been set. The Company intends to vigorously defend against the claims asserted by ValueVision. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

         In the normal course of our business, we are involved in a number of litigation matters that are incidental to the operation of our business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

10. SALE/LEASEBACK OF WAREHOUSE FACILITY

         During June 2004, the Company entered into an agreement for the sale and leaseback of its warehouse adjacent to the Company's headquarters building in New Hope, Minnesota, for net proceeds of $6.4 million. The initial term of the lease is 15 years, with options to renew for three additional five-year periods. The lease was classified as an operating lease.

         The $1.4 million difference between property and equipment sold and the net proceeds has been established as prepaid rent and will be amortized over the life of the lease. Rental payments under the lease approximate $659,000 for the first year, with an annual increase of 2.75% each year thereafter.

         The following is a schedule of estimated rental payments for the period ending March 31, 2005 (in thousands):

              2005                                $   659
              2006                                $   677
              2007                                $   696
              2008                                $   715
              2009                                $   735
              Thereafter                          $ 8,556

11. RIVERDEEP INC. LICENSE AND DISTRIBUTION AGREEMENT

         On March 29, 2004, the Company entered into a license and distribution agreement ("Agreement") with Riverdeep Inc. ("Riverdeep"). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $1.5 million and $4.0 million for the three-month and six-month periods ended September 30, 2004, respectively; and are reflected in cost of sales in the consolidated statement of operations.

         The Company is required to advance from $9 million up to $13 million of guaranteed royalty payments to Riverdeep for the period from April 1, 2004 to March 31, 2005. At September 30, 2004, $5.4 million has been paid. Of the amount paid, $1.4 million is reflected in prepaid assets in the consolidated balance sheet as of September 30, 2004. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep for an initial period of one year from March 31, 2004 and for an additional 42 months to fully recoup the guaranteed royalty, if necessary. The Company will monitor these prepaid assets for potential impairment based on activity with Riverdeep.

12. GOODWILL AND INTANGIBLE ASSETS

         As of September 30, 2004 and March 31, 2004, goodwill amounted to $9.7 million and $10.4 million, respectively. During fiscal 2005 further purchase price adjustments of $721,000 less the annual earn-out payment of $88,000 were made relating to the BCI acquisition resulting in a reduction to goodwill of $633,000.

         Other identifiable intangible assets, net of amortization, of approximately $5.8 million and $6.1 million as of September 30, 2004 and March 31, 2004, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

                                                           AS OF SEPTEMBER 30, 2004
                                                           ------------------------
                                        GROSS CARRYING            ACCUMULATED
                                            AMOUNT                AMORTIZATION              NET
                                  --------------------------- --------------------- ---------------------
                   Masters                      $6,628                       $  897                $5,731
                    Other                          705                          637                    68
                                  --------------------------- --------------------- ---------------------
                                                $7,333                       $1,534                $5,799
                                  =========================== ===================== =====================

                                                            AS OF MARCH 31, 2004
                                                            --------------------
                                        GROSS CARRYING            ACCUMULATED
                                            AMOUNT                AMORTIZATION              NET
                                  --------------------------- --------------------- ---------------------
                   Masters                      $6,230                      $   220               $6,010
                    Other                          705                          592                  113
                                  --------------------------- --------------------- ---------------------
                                                $6,935                      $   812               $6,123
                                  =========================== ===================== =====================


         Aggregate amortization expense for the three-month and six-month periods ended September 30, 2004 were $373,000 and $722,000, respectively and for the three-month and six-month periods ended September 30, 2003 were $22,000 and $45,000, respectively.

         The following is a schedule of estimated amortization expense for the period ending March 31, 2005 (in thousands):

                   2005                                $1,404
                   2006                                $1,299
                   2007                                $1,198
                   2008                                $1,062
                   2009                                $1,029

13. OTHER COMPREHENSIVE INCOME

         The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the consolidated balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and six-month periods ended September 30, 2004 and September 30, 2003, the amounts were de minimis.

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46 (revised December 2003), Consolidated of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46R to variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIEs initially would be measured at their carrying amounts, with any differences between the net amounts added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIEs. As of September 30, 2004, the Company had no entities within the scope of the statement.

         FSAB Statement No. 150 (the "Statement"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of September 30, 2004, the Company had no financial instruments within the scope of the Statement.

15. INVESTMENTS

         The Company has a 45% interest in Mix and Burn, Inc., a start-up company developing a music listening and CD burning station. The Company has also authorized a line of credit not to exceed $2.5 million, which expires January 31, 2005. At September 30, 2004, the note receivable from Mix and Burn, Inc. was $1.4 million and is reflected as "Notes receivable, related parties."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

         Our consolidated net sales for the second quarter of fiscal 2005 increased 36.0% to $146.2 million compared to $107.5 million in the same period for fiscal 2004. This growth in net sales was achieved through increases in both of our business segments - Distribution and Publishing. Our gross profit increased to $20.9 million or 14.3% of net sales in the second quarter fiscal 2005 compared with $13.5 million or 12.6% of net sales for same period in fiscal 2004. The increase in gross profit and as a percent of net sales for the second quarter in fiscal 2005 was due to the greater percentage of Publishing revenues during the quarter. We expect margins to remain in this range due to our evolving mixture of Publishing and Distribution revenues. Total operating expenses for the second quarter in fiscal 2005 were $16.0 million or 11.0% of net sales, compared with $11.8 million or 11.0% of net sales in the same period for fiscal 2004. Net income for the second quarter fiscal 2005 increased to $4.9 million or $0.17 per diluted share compared to $1.7 million or $0.08 per diluted share for the same period last year.

         Our consolidated net sales for the six months ended September 30, 2004 increased 50.9% to $274.7 million, as compared with $182.1 million for the first six months of fiscal 2004. This growth in net sales was achieved through increases in both of our business segments. We reported gross margin of $39.8 million or 14.5% as a percent of net sales, as compared with $23.5 million or 12.9% as a percent of net sales in the comparable period last year. The increase in gross profit and as a percent of net sales for the six months of fiscal 2005 was due to the greater percentage of Publishing revenues during the period. Total operating expenses for the six-month period were $30.4 million or 11.1% as compared with $21.6 million or 11.8% in the last year's six-month period. Net income for the period increased 368.0% to $9.5 million, compared with $2.0 million in the comparable period last year. Fully diluted earnings per share for the six months ended September 30, 2004 were $0.33 per share, compared with $0.09 per share in the comparable period last year.

OVERVIEW

         Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, audio and video titles and interactive games. Our business is divided into two business segments - Distribution and Publishing. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.

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

         Through our Distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include a variety of publishers, independent and major music labels, and movie studios. These vendors provide us with PC software, CD and DVD audio, DVD and VHS video, video games and accessories. Our Distribution segment focuses on providing retailers and publishers with high-quality services for the broad, efficient distribution of these products, including vendor-managed inventory, Electronic Data Interchange services, fulfillment services, and retailer-oriented marketing services.

         Through our Publishing segment we are the exclusive licensee or owner of PC software, CD and DVD audio, DVD and VHS video, and video game titles. Our Publishing segment licenses, packages, markets and sells these products to third-party distributors, directly to retailers, as well as to Navarre's Distribution segment.

         Much of our growth in the Publishing segment over the last two fiscal years was accomplished by acquisition and outsourcing. In July 2002, we purchased the primary assets of Encore Software, Inc., a publisher of entertainment and education PC products. In November 2003 we purchased the primary assets of BCI Eclipse, LLC, a provider of niche DVD/video products. On March 29, 2004, we entered into an exclusive five-year licensing and distribution agreement with Riverdeep that we expect will increase this segment's revenues and profits in fiscal 2005. This rapid growth (and expected growth) may make this segment's results in future periods more uncertain and less predictable.

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

         A detailed statement of risks and uncertainties is contained in our reports to the Securities and Exchange Commission, including in particular our Annual Report on Form 10-K for the year ended March 31, 2004. Investors and shareholders are urged to read this document carefully. We undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

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

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
  (Unaudited)                                                     SEPTEMBER 30,                 SEPTEMBER 30,
     (In thousands)                                          2004           2003            2004            2003
                                                         -------------- -------------- --------------- ---------------
Net sales
       Distribution                                        $136,049        $103,455        $247,537        $178,071
       Publishing                                            22,562           9,224          52,614          13,876
                                                         -------------- -------------- --------------- ---------------
Net sales before inter-company eliminations                 158,611         112,679         300,151         191,947
       Inter-company eliminations                           (12,431)         (5,220)        (25,434)         (9,878)
                                                         -------------- -------------- --------------- ---------------
Net sales as reported                                      $146,180        $107,459        $274,717        $182,069
                                                         ============== ============== =============== ===============


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                          2004         2003         2004         2003
                                                      ------------- ----------- ------------- -----------
        Net sales:
           Distribution                                     93.1%         96.3%       90.1%         97.8%
           Publishing                                       15.4           8.6        19.2           7.6
           Inter-company sales                              (8.5)         (4.9)       (9.3)         (5.4)
                                                      ------------- ----------- ------------- -----------
           Total net sales                                 100.0         100.0       100.0         100.0
        Cost of sales                                       85.7          87.4        85.5          87.1
                                                      ------------- ----------- ------------- -----------
        Gross profit, exclusive of
           amortization and depreciation                    14.3          12.6        14.5          12.9
        Selling and marketing                                2.9           3.7         3.2           3.9
        Distribution and warehousing                         1.5           1.3         1.4           1.4
        General and administrative                           6.0           5.6         5.9           6.1
        Depreciation and amortization                        0.6           0.4         0.6           0.4
                                                      ------------- ----------- ------------- -----------
        Total operating expenses                            11.0          11.0        11.1          11.8
                                                      ------------- ----------- ------------- -----------
        Income from operations                               3.3           1.6         3.4           1.1
        Interest expense                                     0.0          (0.1)        0.0          (0.1)
        Other income                                         0.1           0.1         0.1           0.1
        Income tax benefit                                   0.0           ---         0.0           ---
                                                      ------------- ----------- ------------- -----------
        Net income                                           3.4           1.6         3.5           1.1
                                                      ============= =========== ============= ===========

DISTRIBUTION SEGMENT

         The Distribution segment distributes software, video games, accessories, major label music, and DVD video, as well as independent music.

Fiscal 2005 Second Quarter Results Compared With Fiscal 2004 Second Quarter

Net Sales

         Net sales for the Distribution segment were $136.0 million for the second quarter of fiscal 2005 compared to $103.5 million for the second quarter of fiscal 2004. The 31.5% increase in net sales for second quarter fiscal 2005 was due to increases in sales in the software, video games, DVD and major label product groups. Software continues to expand its market share presence across all categories and increased to $97.3 million during the second quarter of fiscal 2005 from $74.6 million in the same period last year. Internet security and anti-virus products remained strong in light of continued virus outbreaks. Major label music, DVD video and video games grew to $25.0 million in second quarter of fiscal 2005 from $10.1 million in the same period last year due to increased publisher and customer rosters and from strong releases throughout the quarter. Independent music sales decreased to $13.8 million in second quarter of fiscal 2005 from $18.8 million for second quarter of fiscal 2004 due to timing of new releases. There were more new releases for this quarter a year ago than there were this year. Future sales increases will be dependent upon the Company's ability to continue to add new, appealing content.

Gross Profit

         Gross profit for the Distribution segment was $13.9 million or 10.2% as a percent of net sales for the second quarter fiscal 2005 compared to $10.8 million or 10.4% as a percent of net sales for second quarter fiscal 2004. The decrease in gross profits as a percent of net sales for second quarter fiscal 2005 was related to the prior year having a much greater amount of higher margin independent music business during the comparable quarter. The independent music business is much more dependent upon the release schedule of its exclusive labels. We also experienced lower margins from the growth of our video game distribution business. Video game distribution generally has a lower margin throughout the industry, however, video games are sold on a one-way basis with no returns by the customer allowed; therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as we continue to expand market share in business and productivity software and video games, however, we would expect the range of margin to be 10% to 11%.

Operating Expenses

         Total operating expenses for the Distribution segment were $11.9 million or 8.7% as a percent of net sales for second quarter fiscal 2005 compared to $9.2 million or 8.9% as a percent of net sales for second quarter fiscal 2004.

         Selling and marketing expenses for the Distribution segment were $2.6 million or 1.9% as a percent of net sales for second quarter fiscal 2005 compared to $2.3 million or 2.2% as a percent of net sales for second quarter fiscal 2004. The decrease as a percent of net sales for second quarter fiscal 2005 resulted from our improved efforts to reduce freight costs. Freight costs, as a percent of sales, decreased to 1.2% in the second quarter fiscal 2005 compared to 1.6% for second quarter fiscal 2004. We continue to manage and seek to improve our selling and marketing expenses as a percentage of sales.

         Distribution and warehousing expenses for the Distribution segment were $2.2 million or 1.6% as a percent of net sales for second quarter fiscal 2005 compared to $1.4 million or 1.3% as a percent of net sales for second quarter fiscal 2004. The increase as a percentage of net sales resulted from implementation costs of $435,000 incurred with our new distribution facilities and systems. We expect these warehousing and systems initiatives will position our operating capabilities to support our expected growth and are expected to improve efficiencies in this area.

         General and administrative expenses for the Distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution segment were $6.6 million or 4.9% as a percent of net sales for second quarter fiscal 2005 compared to $5.3 million or 5.1% as a percent of net sales for second quarter fiscal 2004. The decrease as a percent of net sales for general and administrative expenses for second quarter fiscal 2005 was attributable to our continued increased efforts to control expenses as a percent of net sales. While overall general and administrative expenses are expected to increase, we feel that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure.

         Depreciation and amortization for the Distribution segment was $420,000 for second quarter fiscal 2005 compared to $269,000 for second quarter fiscal 2004.

         The net operating income for the Distribution segment was $2.0 million for second quarter fiscal 2005 compared to $1.6 million for second quarter fiscal 2004.

Fiscal 2005 Six-Months Results Compared With Fiscal 2004 Six-Months

Net Sales

         Net sales for the Distribution segment were $247.5 million for the six-month period for fiscal 2005 compared to $178.1 million for same period for fiscal 2004. The 39.0% increase in net sales for fiscal 2005 was principally due to increases in sales in all product groups. Sales increased in the software product group to $175.2 million during the six-month period for fiscal 2005 compared to $133.3 million for same period for fiscal 2004. Major label music, DVD video and video games grew to $40.5 million for the six-month period for fiscal 2005 compared to $15.6 million for same period for fiscal 2004 due to increased publisher and customer rosters and from strong releases throughout the period. Independent music also grew to $31.8 million for the six-month period of fiscal 2005 compared to $29.2 million for same period for fiscal 2004 due to its increased label and artist roster and its continued focus on catalog sales across all music genres. Future sales increases will be dependent upon our ability to continue to add new, appealing content.

Gross Profit

         Gross profit for the Distribution segment was $25.0 million or 10.1% as a percent of net sales for the six-month period for fiscal 2005 compared to $19.0 million or 10.7% as a percent of net sales for same period for fiscal 2004. The decrease in gross profit as a percent of net sales for the six-month period for fiscal 2005 was due to several factors. The prior year had a much greater amount of higher margin independent music business during the comparable period this year. The independent music business is much more dependent upon the release schedule of its exclusive labels. We also experienced lower margins from the growth of our video game distribution business. Video game distribution generally has a lower margin throughout the industry, however, video games are sold on a one-way basis with no returns by the customer allowed; therefore, the lower handling costs of the product offset some of the lower margins as it relates to profitability. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as we continue to expand market share in business and productivity software and video games. We expect gross profit to fluctuate slightly depending upon the make-up of product sales each quarter as we continue to expand market share in all categories.

Operating Expenses

         Total operating expenses for the Distribution segment were $22.0 million or 8.9% as a percent of net sales for the six-month period for fiscal 2005 compared to $17.1 million or 9.6% as a percent of net sales for the same period for fiscal 2004.

         Selling and marketing expenses for the Distribution segment were $5.3 million or 2.1% as a percent of net sales for the six-month period for fiscal 2005 compared to $4.5 million or 2.5% as a percent of net sales for the same period for fiscal 2004. The decrease as a percent of net sales for the six-month period for fiscal 2005 resulted from our improved efforts to reduce freight costs. Freight cost, as a percent of sales, decreased to 1.3% in the six-month period for fiscal 2005 compared to 1.7% for the same period for fiscal 2004. We continue to manage and seek to improve our selling and marketing expenses on a percentage of sales.

         Distribution and warehousing expenses for the Distribution segment were $3.7 million or 1.5% as a percent of net sales for the six-month period for fiscal 2005 compared to $2.5 million or 1.4% as a percent of net sales for same period for fiscal 2004. The increase as a percentage of net sales resulted from implementation costs of $435,000 incurred with our new distribution facilities and systems. We expect these warehousing and systems initiatives will position our operating capabilities to support our expected growth and are expected to improve efficiencies in this area.

         General and administrative expenses for the Distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution segment were $12.3 million or 5.0% as a percent of net sales for six-month period for fiscal 2005 compared to $9.6 million or 5.4% as a percent of net sales for same period for fiscal 2004. The decrease as a percent of net sales for general and administrative expenses for six-month period for fiscal 2005 was attributable to our continued increased efforts to control expenses as a percent of net sales. While overall general and administrative expenses are expected to increase, we feel that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure.

         Depreciation and amortization for the Distribution segment was $731,000 for six-month period for fiscal 2005 compared to $519,000 for the same period for fiscal 2004.

         The net operating income for the Distribution segment was $2.9 million for six-month period for fiscal 2005 compared to $1.9 million for same period for fiscal 2004.

PUBLISHING SEGMENT

         The Publishing segment includes Encore and BCI. We acquired the assets of BCI Eclipse, LLC ("BCI") on November 3, 2003 and the assets of Encore Software, Inc. ("Encore") on July 31, 2002. On March 29, 2004, we entered into a license and distribution agreement with Riverdeep Inc. The Agreement contains provisions for a license fee and a guaranteed royalty.

Fiscal 2005 Second Quarter Results Compared With Fiscal 2004 Second Quarter

Net Sales

         Net sales for the Publishing segment were $22.6 million (before inter-company sales elimination of $12.4 million) for second quarter fiscal 2005 compared to $9.2 million (before inter-company sales elimination of $5.2 million) for second quarter fiscal 2004. Of the growth (after inter-company eliminations), $7.4 million was due to the addition of the licensing agreement for the Riverdeep product portfolio for Encore and $6.1 million from BCI. The Riverdeep licensing agreement became effective April 1, 2004.

Gross Profit

         Gross profit for the Publishing segment was $7.0 million or 31.0% as a percent of net sales for second quarter fiscal 2005 compared to $2.7 million or 29.2% as a percent of net sales for second quarter fiscal 2004. Generally we expect gross margins in the Publishing segment to be in the 35% to 40% range; however the quarters have been slightly affected by a distribution agreement that went into effect in August 2003. This distribution agreement, which carries a margin of 11% to 12%, was originally run through Encore as they held the original customer relationship. To better align the customer relationship with our structure, from July 2004 all revenues from this agreement will now flow through the Distribution segment.

Operating Expenses

         Operating expenses for the Publishing segment were $4.1 million for second quarter fiscal 2005 compared to $2.6 million for second quarter fiscal 2004. The expense increase in second quarter fiscal 2005 was due to the addition of BCI in November 2003.

         The Publishing segment had an operating income of $2.9 million for second quarter fiscal 2005 compared to an operating income of $134,000 for second quarter fiscal 2004.

         We expect significant growth in this segment with the inclusion of BCI results of operations for a full year and with the addition of revenues expected to be generated from the Riverdeep products during fiscal 2005.

Fiscal 2005 Six-Months Results Compared With Fiscal 2004 Six-Months

Net Sales

         Net sales for the Publishing segment were $52.6 million (before inter-company sales elimination of $25.4 million) for the six-month period for fiscal 2005 compared to $13.9 million (before inter-company sales elimination of $9.9 million) for the same period for fiscal 2004. Of the growth (after inter-company eliminations), $17.5 million was due to the addition of the licensing and distribution agreement for the Riverdeep product portfolio for Encore and $13.2 million from BCI.

Gross Profit

         Gross profit for the Publishing segment was $14.8 million or 28.1% as a percent of net sales for the six-month period for fiscal 2005 compared to $4.6 million or 32.9% as a percent of net sales for the same period for fiscal 2004. The gross margin decrease was due to lower margins on sales from a distribution arrangement with a major retailer carrying lower than average profit margins as described previously.

Operating Expenses

         Operating expenses for the Publishing segment were $8.4 million for six-month period for fiscal 2005 compared to $4.5 million for same period for fiscal 2004. The expense increase in fiscal 2004 was due to the addition of BCI in November 2003.

         The Publishing segment had an operating income of $6.4 million for six-month period for fiscal 2005 compared to an operating income of $64,000 for the same period for fiscal 2004.

CONSOLIDATED OTHER INCOME AND EXPENSE

         Interest expense was $60,000 for second quarter fiscal 2005 compared to $98,000 for second quarter fiscal 2004. Interest expense was $101,000 for the six-month period for fiscal 2005 compared to $146,000 for the same period for fiscal 2004. The decrease in interest expense for fiscal 2005 resulted from not utilizing our line of credit as often as we did last year. Other income, net, which consists principally of interest income on available cash balances, was $127,000 for second quarter fiscal 2005 compared to $123,000 for second quarter fiscal 2004 and $249,000 for the six-month period for fiscal 2005 compared to $255,000 for the same period for fiscal 2004.

CONSOLIDATED TAX BENEFIT

We recorded a tax net benefit of $4,000 for the second quarter and $14,000 for the six-month period for fiscal 2005, a net affect of recording tax expense and the reversal of a portion of deferred tax asset valuation allowance. We are utilizing existing net operating loss carry forwards in fiscal 2005. As of March 31, 2004, we had approximately $10.9 million of net operating losses remaining. As of September 30, 2004 and March 31, 2004 we had a valuation allowance of $3.2 million and $6.7 million, respectively. It is possible that our fiscal 2005 results could include the reversal of additional amounts of tax valuation reserves, which would be recorded as a reduction of income tax expense to the extent that it becomes more likely than not that the valuation allowance is not needed.

MARKET RISK

         Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows. It is our policy not to enter into derivative financial instrument transactions. We do not anticipate that an increase in inflation would have a material impact on our net sales and revenue, nor on our income from operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our working capital needs through cash generated from operations, bank borrowings, proceeds from the sale of equity securities and management of the various components of our working capital, including accounts receivable, inventory and accounts payable. The level of borrowings has historically fluctuated significantly during the year and at September 30, 2004, we had net accounts receivable of $105.3 million, inventory of $60.0 million, and accounts payable of $129.6 million and no bank debt.

         Cash flow used by operations of $7.4 million was primarily the result of net income of $9.5 million and depreciation and amortization of $1.6 million offset by a reduction of deferred income tax of $1.5 million and net reductions in working capital of $17.2 million for second quarter fiscal 2005. Investing activities used $1.7 million of cash primarily from the proceeds from the sales-leaseback of $6.4 million offset by the purchase of property and equipment of $6.5 million in connection with our new warehouse. Financing activities provided cash of $2.9 million during the period primarily from the proceeds from the exercise of options and warrants of $3.9 million offset by net repayments of note payable of $651,000.

         In June 2004, we completed construction of a new warehouse adjacent to our headquarters building in New Hope, Minnesota. We funded the construction from its working capital line and a $4.6 million construction loan from The Business Bank. Upon completion, we sold the building to NL Ventures IV New Hope, LP for $6.4 million under a sale leaseback transaction and paid off amounts owed to the Business Bank. We entered into a 15-year lease for the new building at approximately $55,000 per month and extended its current lease for a period of 15 years for the headquarters building.

         In October 2001, we entered into a credit agreement with General Electric Capital Corporation, a/k/a GE Commercial Finance, for a three-year $30 million credit facility for use in connection with our working capital needs. In June 2004 this credit agreement was amended and restated to, among other things, extend the term of the agreement to December of 2007 and to provide for two senior secured facilities: a $10 million revolving acquisition facility, and a $40 million revolving working capital facility. Additionally, $10 million of the $40 million revolving working capital facility may be used by the company for acquisitions, providing us with an aggregate revolving acquisition availability of up to $20 million. Our ability to borrow is based upon its compliance with certain requirements and financial covenants (see below).

         In association with GE Commercial Finance credit facility agreement, we also pay certain facility and agent fees. During the quarter ended September 30, 2004, the maximum amount we borrowed under the credit facility was $3.7 million. As of September 30, 2004 and March 31, 2004, respectively, we had no balance under this facility. Interest paid under this facility was $60,000 and 98,000 for second quarter and $101,000 and $146,000 for the six-month period for fiscal 2005 and 2004, respectively.

         Under this agreement we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the overall financial stability of the Company and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We exceeded our capital expenditure covenant as of September 30, 2004 due to the increase in building and picking system costs. However, as of September 30, 2004, we have received a waiver and amendment for this covenant violation. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2005 to meet our seasonal working capital requirements.

         We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our $40 million credit facility will be sufficient to satisfy our working capital requirements and finance organic expansion plans and strategic initiatives for this fiscal year and otherwise in the long-term absent significant acquisitions. We have stated our plans to grow through acquisitions; however, such opportunities which may exceed our existing GE Commercial Finance acquisition line will likely require the use of equity or debt capital, some combination thereof, or other financing.

CONTRACTUAL OBLIGATIONS

         The following table presents information regarding contractual obligations that exist as of March 31, 2004 by fiscal year (in thousands).

                              PAYMENT DUE BY PERIOD

                                                                              2-3        4-5   MORE THAN 5
                                                      TOTAL       1 YEAR     YEARS      YEARS     YEARS
         Operating leases                            $21,160     $ 1,829    $2,621     $2,460    $14,250
         License and distribution agreement          $10,000     $10,000       ---        ---        ---
                                                    ========== ========== ========== ========= ===========
         Total                                       $31,160     $11,829     $2,621    $2,460    $14,250
                                                    ========== ========== ========== ========= ===========



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in this Form 10-Q.


ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2004. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.


PART II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On July 7, 2004, ValueVision Media, Inc. ("ValueVision") commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation ("NetRadio"). ValueVision's Complaint seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision's shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company's Form 10-K for the year ended March 31, 1997.

         On August 9, 2004, the Company answered the Complaint, denied liability and asserted defenses. Among other defenses, the Company believes that ValueVision's alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio's initial public offering. At the time that this prospectus was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of this prospectus.

         The parties are in the process of conducting discovery and no trial date has been set. The Company intends to vigorously defend against the claims asserted by ValueVision. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

         In the normal course of our business, we are involved in a number of litigation matters that are incidental to the operation of our business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

             During the six-month period ending September 30, 2004, 515,000 warrants were exercised related to our Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (File No. 333-111733). On April 28, 2004, the Company registered for resale by the selling shareholders the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement under a registration statement on Form S-3. Net proceeds of $2.3 million were used for general working capital needs.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Shareholders was held on September 13, 2004. At the meeting, the following action was taken:

The following persons were re-elected as directors of the Company for two-year terms ending at the Annual meeting of Shareholders held in 2006:

                         NAMES                         VOTES FOR            VOTES WITHHOLD
                -------------------------------- ----------------------- ---------------------
                James Gilbertson                       21,302,298             2,024,177
                Dickinson G. Wiltz                     21,309,969             2,016,506


The following persons were re-elected as directors of the Company for three-year terms ending at the Annual meeting of Shareholders held in 2006:


                         NAMES                         VOTES FOR            VOTES WITHHOLD
                -------------------------------- ----------------------- ---------------------
                Keith A. Benson                        21,986,544             1,339,931
                Charles E. Cheney                      21,388,143             1,938,332
                Timothy R. Gentz                       22,087,863             1,238,612
                Tom F. Weyl                            21,982,319             1,344,156

The approval of Grant Thornton LLP as the Company's independent auditors for fiscal year 2005 was approved by a vote of 23,236,322 shares in favor, 63,528 shares against 26,625 shares abstained and no broker non-votes.

Approval of the Navarre Corporation 2004 Stock Option Plan was approved by a vote of 12,035,209 shares in favor, 2,614,772 shares against, 61,322 shares abstained and 8,615,172 broker non-votes. The amendment required the affirmative vote of a majority of the holders present and voting.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a)      The following exhibits are included herein:

         10.54    Amended and Restated Credit Agreement dated June 18, 2004 between Navarre and General Electric
                  Capital Corporation.
         10.55    Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated
                  August 25, 2004.
         10.56    Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated
                  October 18, 2004.
         10.57    Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to a a office facility in El Segundo, California.
         31 (a)   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         31 (b)   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         32 (a)   Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
                  2002 (18 U.S.C. Section 1350).
         32 (b)   Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
                  2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NAVARRE CORPORATION
                                                (Registrant)




Date:  November 12, 2004                        /s/ Eric H. Paulson
                                                --------------------------------
                                                Eric H. Paulson
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer




Date:  November 12, 2004                        /s/ James Gilbertson
                                                --------------------------------
                                                James Gilbertson
                                                Vice President and
                                                Chief Financial Officer