Form 10-Q/A
period 2004-09-30
NAVARRE CORP /MN/
filed 2004-11-19
CIK 911650

================================================================================


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

Explanatory Note: The sole purpose of this Form 10-Q/A Amendment No. 1 is to file the full text of Exhibits 10.1 through 10.3, which were previously the subject of a confidential treatment request. In addition, a recent related amendment, Exhibit 10.4, is being filed. The remainder of the information in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed November 15, 2004, remains as set forth in the original filing.

ITEM 6.  EXHIBITS

(a)      The following exhibits are included herein:

         10.1     Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and
                  Encore Software, Inc. dated as of March 29, 2004.
         10.2     Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and
                  Encore Software, Inc. dated as of March 29, 2004.
         10.3     Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep,
                  Inc. and Encore Software, Inc. dated as of April 13, 2004.
         10.4     Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep,
                  Inc. and Encore Software, Inc. dated October 2004.
         31(a)    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         31(b)    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         32(a)    Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
                  2002 (18 U.S.C. Section 1350).
         32(b)    Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
                  2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NAVARRE CORPORATION
                                                (Registrant)




Date:  November 19, 2004                        /s/ Eric H. Paulson
                                                --------------------------------
                                                Eric H. Paulson
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer




Date:  November 19, 2004                        /s/ James Gilbertson
                                                --------------------------------
                                                James Gilbertson
                                                Vice President and
                                                Chief Financial Officer