Form 10-Q
period 2004-12-31
NAVARRE CORP /MN/
filed 2005-02-14
CIK 911650

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended December 31, 2004

     or

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

     Common Stock, No Par Value -- 27,037,469 shares as of February 7, 2004


================================================================================

                               NAVARRE CORPORATION

                                      INDEX


PART I.                FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS.  (UNAUDITED)

                       Consolidated Balance Sheets --
                               December 31, 2004 and March 31, 2004                                              Page 3

                       Consolidated Statements of Operations --
                               Three months and nine months ended December 31, 2004 and 2003                     Page 4

                       Consolidated Statements of Cash Flows --
                               Nine months ended December 31, 2004 and 2003                                      Page 5

                       Notes to Consolidated Financial Statements                                                Page 6

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS.                                                                    Page 12

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                               Page 20

ITEM 4.                CONTROLS AND PROCEDURES.                                                                  Page 20


PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.                                                                        Page 20

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.                              Page 21

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.                                                          Page 21

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.                                    Page 21

ITEM 5.                OTHER INFORMATION.                                                                        Page 21

ITEM 6.                EXHIBITS                                                                                  Page 21


SIGNATURES                                                                                                       Page 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                               NAVARRE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31, 2004     MARCH 31, 2004
                                                                         ---------------------------------------------
                                                                                    (UNAUDITED)            (NOTE)
    ASSETS
    Current assets:
       Cash and cash equivalents                                                        $       5           $  14,495
       Note receivable, related parties                                                     2,355                 278
       Accounts receivable, less allowance for doubtful accounts
           and sales returns of $7,972 and $6,351, respectively                           118,006              79,948
       Inventories                                                                         62,174              30,151
       Prepaid expenses and other current assets                                           10,044               4,139
       Deferred tax assets                                                                  3,704               1,036
                                                                         ---------------------------------------------
    Total current assets                                                                  196,288             130,047

    Property and equipment, net of accumulated depreciation of
       $7,332 and $6,650, respectively                                                      6,599               6,914
    Other assets:
       Note receivable, related parties                                                       450                 600
       Goodwill                                                                             9,832              10,371
       Other assets                                                                         8,136               6,905
                                                                         ---------------------------------------------
    Total assets                                                                        $ 221,305           $ 154,837
                                                                         =============================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Note payable                                                                     $  12,696           $     651
       Accounts payable                                                                   120,135              92,241
       Accrued expenses                                                                     7,898               6,382
                                                                         ---------------------------------------------
    Total current liabilities                                                             140,729              99,274

    Shareholders' equity:
       Common stock, no par value:
          Authorized shares -- 100,000,000, issued and outstanding
              shares -- 27,025,469 and 25,817,965, respectively                           114,489             109,405
       Accumulated deficit                                                                (33,934)            (53,837)
       Accumulated other comprehensive income (loss)                                           21                  (5)
                                                                         ---------------------------------------------
    Total shareholders' equity                                                             80,576              55,563
                                                                         ---------------------------------------------
    Total liabilities and shareholders' equity                                          $ 221,305           $ 154,837
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

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              DECEMBER 31,                    DECEMBER 31,
                                                                         2004            2003            2004             2003
                                                                ------------------------------------------------------------------
   Net sales                                                          $183,561         $154,694        $458,278          $336,689

   Cost of sales                                                       156,628          136,838         391,566           295,285
                                                                ------------------------------------------------------------------

    Gross profit                                                        26,933           17,856          66,712            41,404

   Operating expenses:
      Selling and marketing                                              6,074            4,663          14,934            11,821
      Distribution and warehousing                                       2,815            1,852           6,547             4,349
      General and administrative                                         9,075            6,242          25,375            17,417
      Depreciation and amortization                                        896              578           2,443             1,374
                                                                ------------------------------------------------------------------
                                                                        18,860           13,335          49,299            34,961
                                                                ------------------------------------------------------------------

   Income from operations                                                8,073            4,521          17,413             6,443

   Other income (expense):
      Debt extinguishment                                                   --             (908)             --              (908)
      Interest expense                                                    (168)            (178)           (269)             (324)
      Other income, net                                                    109              155             359               410
                                                                ------------------------------------------------------------------
   Income before income taxes                                            8,014            3,590          17,503             5,621

   Income tax benefit                                                    2,386               --           2,400                --
                                                                ------------------------------------------------------------------

   Net income                                                          $10,400           $3,590         $19,903            $5,621
                                                                ==================================================================

   Basic income per share                                                $0.39            $0.16           $0.75             $0.26
                                                                ==================================================================
   Diluted income per share                                              $0.36            $0.15           $0.69             $0.24
                                                                ==================================================================

   Basic weighted average common shares outstanding                     27,002           22,232          26,645            21,822
                                                                ==================================================================
   Diluted weighted average common shares outstanding                   28,937           24,094          28,778            23,003
                                                                ==================================================================

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS
                                                                                           ENDED DECEMBER 31,
                                                                                        2004               2003
                                                                              ------------------ ------------------
     OPERATING ACTIVITIES
     Net income                                                                       $  19,903          $   5,621
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
             Depreciation and amortization                                                2,443              1,374
             Amortization of prepaid rent                                                    55                 --
             Amortization of deferred financing costs                                       160                 56
             Write off of notes receivable, related parties                                 150                150
             Warrant expense                                                                 --                372
             Deferred income taxes                                                       (2,668)                --
             Changes in operating assets and liabilities:
                    Accounts and notes receivable                                       (37,644)           (21,990)
                    Inventories                                                         (32,118)            (9,680)
                    Prepaid expenses                                                     (5,855)            (2,052)
                    Other assets                                                         (1,574)            (1,767)
                    Accounts payable                                                     26,170             30,960
                    Accrued expenses                                                      2,227              2,316
                                                                              -------------------------------------
     Net cash provided by (used in) operating activities                                (28,751)             5,360

     INVESTING ACTIVITIES
     Acquisition, net of cash acquired                                                       --            (10,326)
     Note receivable, related parties                                                    (2,077)                --
     Net proceeds from sale leaseback                                                     6,401                 --
     Purchase of property and equipment                                                  (7,422)            (2,423)
     Purchase of intangible assets                                                         (514)                --
     Payment of earn-out payment                                                            (88)                --
                                                                              -------------------------------------
     Net cash used in investing activities                                               (3,700)           (12,749)

     FINANCING ACTIVITIES
     Proceeds from sale of common stock                                                      --             11,427
     Proceeds from exercise of common stock options and warrants                          4,380                882
     Proceeds from note payable -- line of credit                                        84,361             65,410
     Repayment of note payable -- line of credit                                        (71,665)           (65,410)
     Repayment of note payable                                                             (651)            (1,073)
     Checks written in excess of cash balance                                             1,975                 --
     Debt acquisition costs                                                                (465)              (169)
                                                                              -------------------------------------
     Net cash provided by financing activities                                           17,935             11,067

     Effect of exchange rate changes on cash and cash equivalents                            26                (12)
                                                                              -------------------------------------

     Net increase (decrease) in cash and cash equivalents                               (14,490)             3,666
     Cash and cash equivalents at beginning of period                                    14,495             10,485
                                                                              -------------------------------------
     Cash and cash equivalents at end of period                                       $       5          $  14,151
                                                                              =====================================

Supplemental schedule of noncash investing and financing activities:
       Reclassification of stock compensation accrual to shareholders' equity.        $     704          $      --
       Purchase price adjustments affecting:  accounts receivable,
           prepaid expenses, goodwill and accounts payable.                                 627                 --

See accompanying notes to consolidated financial statements.

                               NAVARRE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the business, the operating results for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.

         Certain 2004 amounts have been reclassified to conform to the 2005 presentation. Reclassification of these amounts had no effect on previously reported shareholders' equity or net income.

2. INVENTORIES

         Inventories consist of the following:

                                                       DECEMBER 31, 2004        MARCH 31, 2004
                                                   ------------------------ ---------------------
                     Finished products                       $56,350               $27,826
                     Raw materials                             5,824                 2,325
                                                   ------------------------ ---------------------
                                                             $62,174               $30,151
                                                   ======================== =====================

3. ACQUISITIONS

         On November 3, 2003, the Company acquired the assets of BCI Eclipse, LLC ("BCI"). Under the terms of the acquisition, a newly-formed subsidiary of Navarre acquired all assets of BCI for approximately $10.4 million in cash and one million shares of Navarre common stock with a value at closing of $5.1 million. There is also the possibility that, depending on BCI's ability to meet certain goals with respect to its operating income, the Company will pay certain additional payments to BCI each year until 2008. The maximum amount of each of these annual payments varies over that period from $87,500 to $350,000. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI's business.

         The purchase price was allocated on a preliminary basis using information available at the time of purchase and was finalized during the third quarter ended December 31, 2004 after obtaining more information regarding asset and liability valuation. The adjusted allocation has resulted in goodwill of $6.7 million, which will not be amortized.

         The adjusted purchase price allocation was as follows (in thousands):

                  Accounts receivable                                             $  5,739
                  Inventories                                                        2,976
                  Prepaid expenses and other current assets                            752
                  Property and equipment                                                30
                  Identifiable intangible assets                                     4,990
                  Goodwill                                                           6,723
                  Current liabilities                                               (5,577)
                                                                           ----------------
                  Total purchase price                                            $ 15,633
                                                                           ================

4. BUSINESS SEGMENTS -

         Financial information by reportable business segment is included in the following summary:

    (In thousands)
    THREE MONTHS ENDED DECEMBER 31, 2004               DISTRIBUTION       PUBLISHING     ELIMINATIONS    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------
    Net sales                                               $175,874          $21,646       $(13,959)         $183,561
    Income from operations                                     4,044            4,029             --             8,073
    Income before income taxes                                 4,096            3,918             --             8,014
    Total assets                                             206,821           47,250        (32,766)          221,305

    THREE MONTHS ENDED DECEMBER 31, 2003               DISTRIBUTION       PUBLISHING      ELIMINATIONS    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------
    Net sales                                               $147,960          $12,292       $ (5,558)         $154,694
    Income (loss) from operations                              4,641             (120)            --             4,521
    Income (loss) before income taxes                          3,915             (325)            --             3,590
    Total assets                                             150,765           29,104        (22,555)          157,314

    NINE MONTHS ENDED DECEMBER 31, 2004                DISTRIBUTION       PUBLISHING      ELIMINATIONS    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------
    Net sales                                               $423,411          $74,260       $(39,393)         $458,278
    Income from operations                                     6,987           10,426             --            17,413
    Income before income taxes                                 7,324           10,179             --            17,503
    Total assets                                             206,821           47,250        (32,766)          221,305


    NINE MONTHS ENDED DECEMBER 31, 2003                DISTRIBUTION       PUBLISHING      ELIMINATIONS    CONSOLIDATED
    -------------------------------------------------------------------------------------------------------------------
    Net sales                                               $325,947          $26,167       $(15,425)         $336,689
    Income (loss) from operations                              6,499              (56)            --             6,443
    Income (loss) before income taxes                          6,149             (528)            --             5,621
    Total assets                                             150,765           29,104        (22,555)          157,314

5. NET EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


        (In thousands, except per share data)                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       DECEMBER 31,                    DECEMBER 31,
                                                                    2004           2003           2004            2003
                                                              -------------- -------------- --------------- -------------
      Numerator:
           Net income                                               $10,400         $3,590         $19,903        $5,621
                                                              ============== ============== =============== =============
      Denominator:
           Denominator for basic earnings per
                share--weighted-average shares                       27,002         22,232          26,645        21,822
           Dilutive securities:  Employee stock
      options and warrants                                            1,935          1,862           2,133         1,181
                                                              -------------- -------------- --------------- -------------
           Denominator for diluted earnings per share
                 - weighted-average shares                           28,937         24,094          28,778        23,003
                                                              ============== ============== =============== =============

      Basic income per share                                          $0.39          $0.16           $0.75         $0.26
                                                              ============== ============== =============== =============
      Diluted income per share                                        $0.36          $0.15           $0.69         $0.24
                                                              ============== ============== =============== =============

6. STOCK-BASED COMPENSATION

         The Company has a stock option plan for officers, non-employee directors and key employees. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation.

 (In thousands, except per share data)                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            DECEMBER 31,                  DECEMBER 31,
                                                                      2004            2003           2004            2003
                                                                 ---------------- -------------- -------------- ---------------
Net income, as reported                                                  $10,400        $ 3,590        $19,903          $5,621
Add: Stock-based employee compensation expense                                --            536             --             705
Deduct: Stock-based compensation expense determined under fair
value method for all awards, net of tax                                     (253)          (209)          (576)           (621)
                                                                 ---------------- -------------- -------------- ---------------
Net income, pro forma                                                    $10,147        $ 3,917        $19,327          $5,705
                                                                 ================ ============== ============== ===============
Income per share:
   Basic -- as reported                                                  $  0.39        $  0.16        $  0.75         $  0.26
                                                                 ================ ============== ============== ===============
   Basic -- pro forma                                                    $  0.38        $  0.18        $  0.73         $  0.26
                                                                 ================ ============== ============== ===============
   Diluted -- as reported                                                $  0.36        $  0.15        $  0.69         $  0.24
                                                                 ================ ============== ============== ===============
   Diluted -- pro forma                                                  $  0.35        $  0.16        $  0.67         $  0.25
                                                                 ================ ============== ============== ===============

         Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in fiscal 2005 third quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.60%; volatility factor of the expected market price of the Company's common stock of 72%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2005 third quarter was $9.24.

7. SHAREHOLDER'S EQUITY

         The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No shares are issued or outstanding.

8. BANK FINANCING AND DEBT

         On June 21, 2004, the Company finalized an amendment and restatement of its Credit Agreement with GE Commercial Finance. Under the terms of the amended and restated agreement a new $10 million revolving credit facility was established for use by the Company in connection with equity or asset-based acquisitions. The revised agreement also permits the Company to utilize up to $10 million of the existing $40 million revolving credit facility for such acquisitions. Previously, this $40 million facility was restricted for use only in connection with the Company's working capital needs. In addition, the agreement was extended to December 2007. The Company had a balance under this facility as of December 31, 2004 of $12.7 million and $0 as of March 31, 2004. The Company's ability to borrow is based upon its compliance with certain requirements and financial covenants. The Company is in compliance with all covenants as of December 31, 2004. At March 31, 2004, the Company's outstanding balance on its construction loan was $651,000.

9. INCOME TAXES

For the three-months and nine-months ended December 31, 2004, the Company recorded a net tax benefit of $2.4 million, respectively; a net affect of recording tax expense and the reversal of the remaining portion of the deferred tax asset valuation allowance. The Company utilized existing net operating loss carry forwards in fiscal 2005. At March 31, 2004 the Company had net operating loss carryforwards of approximately $10.9 million which will begin to expire if unused in 2014 subject to limitations under Section 382 of the Internal Revenue Code. Of this amount, approximately $1.2 million of future net operating loss utilization will result in tax benefits associated with stock option exercises that will not reduce tax expense but rather will increase equity. At March 31, 2004, the Company had a remaining valuation allowance of $6.7 million. At December 31, 2004, the Company had no remaining valuation allowance.

A reconciliation of income tax benefit to the statutory rate for the nine months ended December 31, 2004 is as follows (in thousands):

                     Tax expense at statutory rate                      $  6,101
                     State income taxes, net of federal effect               180
                     Reversal of valuation allowance                      (6,704)
                     Permanent differences                                (1,957)
                     Other                                                   (20)
                                                                 ------------------
                     Tax benefit                                        $ (2,400)
                                                                 ==================


10. CONTINGENCIES

         In the normal course of business, the Company is involved in a number of litigation matters that, other than the matter described immediately below, are incidental to the operation of the business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

         On July 7, 2004, ValueVision Media, Inc. ("ValueVision") commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation ("NetRadio"). ValueVision's Complaint ("Complaint") seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision's shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company's Form 10-K for the year ended March 31, 1997.

         On August 9, 2004, the Company answered the Complaint, denied liability and asserted defenses. Among other defenses, the Company believes that ValueVision's alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio's initial public offering. In addition, at the time the NetRadio registration statement was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of the NetRadio registration statement.

         On December 17, 2004, the Company commenced a third-party action against Gene McCaffrey. The Company alleges that, if ValueVision's claims are correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to the Company, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability. In addition, the Company and ValueVision stipulated that the Company could assert a counterclaim against ValueVision, but ValueVision did not waive any defenses or rights by so stipulating.

         On or about January 21, 2005, the Court approved the parties' stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, the Company served and filed its counterclaim. ValueVision's reply to the counterclaim is due on or about February 15, 2005.

          The parties are in the process of conducting discovery and no trial date has been set. The Company intends to vigorously defend against the claims asserted by ValueVision and pursue the Company's claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

11. SALE/LEASEBACK OF WAREHOUSE FACILITY

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

         The following is a schedule of estimated rental payments for this location for the years ending March 31, (in thousands):

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

12. RIVERDEEP INC. LICENSE AND DISTRIBUTION AGREEMENT

         On March 29, 2004, the Company entered into a license and distribution agreement ("Agreement") with Riverdeep Inc. ("Riverdeep"). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $2.5 million and $6.5 million for the three-month and nine-month periods ended December 31, 2004, respectively; and are reflected in cost of sales in the consolidated statement of operations.

         The Company is required to provide from $9.0 million to $13.0 million of guaranteed royalty payments to Riverdeep for the period from April 1, 2004 to March 31, 2005. At December 31, 2004, $8.0 million has been paid. Of the amount paid, $1.3 million is reflected in prepaid assets in the consolidated balance sheet as of December 31, 2004. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep in order to recoup the guaranteed royalty payments. If necessary this recoupment period shall extend through September 2008. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.

13. GOODWILL AND INTANGIBLE ASSETS

         As of December 31, 2004 and March 31, 2004, goodwill amounted to $9.8 million and $10.4 million, respectively. During fiscal 2005 further purchase price adjustments of $627,000 less the annual earn-out payment of $88,000 were made relating to the BCI acquisition resulting in a reduction to goodwill of $539,000.

         Other identifiable intangible assets, net of amortization, of approximately $5.5 million and $6.1 million as of December 31, 2004 and March 31, 2004, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

                                                             AS OF DECEMBER 31, 2004
                                                             -----------------------
                                       GROSS CARRYING             ACCUMULATED
                                            AMOUNT                AMORTIZATION              NET
                                  --------------------------- --------------------- ---------------------

             Masters                        $6,743                   $1,259                $5,484
             Other                             705                      660                    45
                                  --------------------------- --------------------- ---------------------
                                            $7,448                   $1,919                $5,529
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
                                  =========================== ===================== =====================

         Aggregate amortization expense for the three-month and nine-month periods ended December 31, 2004 were $385,000 and $1.1 million, respectively and for the three-month and nine-month periods ended December 31, 2003 were $163,000 and $208,000, respectively.

         The following is a schedule of estimated amortization expense for the years ending March 31, (in thousands):

                    2005                                $1,404
                    2006                                $1,299
                    2007                                $1,198
                    2008                                $1,062
                    2009                                $1,029

14. OTHER COMPREHENSIVE INCOME

         The Company reports accumulated other comprehensive income as a separate item in the shareholders' equity section of the consolidated balance sheet. Other comprehensive income consists of foreign currency translation adjustments. For the three-month and nine-month periods ended December 31, 2004 and December 31, 2003, the amounts were de minimis.

15.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46 (revised December 2003), Consolidated of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46R to variable interest entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on April 1, 2004. As of December 31, 2004, the Company had no entities within the scope of the statement.

         FASB Statement No. 150 (the "Statement"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of December 31, 2004, the Company had no financial instruments within the scope of the Statement.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the Company's first quarter of fiscal year 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company's second quarter of fiscal year 2006 and allows, but does not require companies to restate the full fiscal year of 2006 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transition provision it will follow.

16.  MIX AND BURN, INC.

         The Company has a 45% interest in Mix and Burn, Inc., a start-up company developing a music listening and CD burning station. The Company has also authorized a line of credit not to exceed $2.5 million, which expires December 31, 2005. At December 31, 2004, the note receivable from Mix and Burn, Inc. was $2.4 million and is reflected as "Notes receivable, related parties."

17.  SUBSEQUENT EVENT

         On January 10, 2005, the Company entered into a definitive agreement to acquire 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. ("FUNimation") a leading home video distributor and licensor of Japanese animation and children's entertainment in the United States. The purchase price consists of $100.4 million in cash and such number of shares of the Company's common stock determined by dividing $25.0 million by the average volume-weighted price of the common stock for the twenty-trading day period immediately prior to the closing date, subject to a minimum of 1,495,216 shares and a maximum of 1,827,486 shares. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met. The Company is considering various sources of financing including but not limited to additional shares of the Company's common stock to fund the initial cash portion of the acquisition as well as costs related to the acquisition.

         The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. Goodwill is expected to result from this transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

         Our consolidated net sales for the third quarter of fiscal 2005 increased 18.7% to $183.6 million compared to $154.7 million for the third quarter of fiscal 2004. This growth in net sales was achieved through increases in both of our business segments - distribution and publishing. Our gross profit increased to $26.9 million or 14.7% of net sales in the third quarter fiscal 2005 compared with $17.9 million or 11.5% of net sales for same period in fiscal 2004. The increase in gross profit and as a percent of net sales for the third quarter of fiscal 2005 was due to a greater percentage of publishing revenues during the quarter. Total operating expenses for the third quarter of fiscal 2005 were $18.9 million or 10.3% of net sales, compared with $13.3 million or 8.6% of net sales in the same period for fiscal 2004. Net income for the third quarter fiscal 2005 increased to $10.4 million or $0.36 per diluted share compared to $3.6 million or $0.15 per diluted share for the same period last year.


         Our consolidated net sales for the nine months ended December 31, 2004 increased 36.1% to $458.3 million compared to $336.7 million for the nine-months ended December 31, 2003. This growth in net sales was achieved through increases in both of our business segments. We reported gross profit of $66.7 million or 14.6% as a percent of net sales for the nine-months ended December 31, 2004, as compared with $41.4 million or 12.3% as a percent of net sales in the comparable period last year. The increase in gross profit and as a percent of net sales for the nine months of fiscal 2005 was due to the greater percentage of publishing revenues during the period. Total operating expenses for the nine-month period were $49.3 million or 10.8% of net sales as compared with $35.0 million or 10.4% of net sales in the last year's nine-month period. Net income for the period increased to $19.9 million or $0.69 per diluted share compared with $5.6 million or $0.24 per diluted share in the comparable period last year.

OVERVIEW

         We are a distributor and publisher of a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart, CompUSA and Sam's Club, and we currently distribute to over 18,000 retail and distribution center locations throughout the United States and Canada. We believe that our established relationships throughout the supply chain, broad product offering and state-of-the-art distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and provide access to attractive retail channels for the publishers of such products.

         Historically, our business has focused on providing distribution services for third party vendors. Over the past two years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through our acquisitions of publishers in select markets. In so doing, we believe that we can leverage our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products and enable content developers and publishers to focus more on their core competencies.

         Our business is divided into two segments -- distribution and publishing.

         Distribution. Through our distribution segment, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide us with PC software, CD audio, DVD and VHS video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of high-quality services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Some of our vendors include:
Symantec, Adobe, Microsoft, McAfee, Dreamcatcher Interactive and Sony Online Entertainment.

         Publishing. Through our publishing segment, which generally has higher gross margins than our distribution segment, we own or license various PC software, CD audio and DVD and VHS video titles that we package, brand, market and sell such products directly to retailers, third-party distributors and our distribution segment. Our publishing segment currently consists of Encore Software, Inc. ("Encore") and BCI Eclipse Company, LLC ("BCI"). Encore, which we acquired in July 2002, is a publisher of personal productivity, genealogy, education and interactive gaming PC products, including titles such as Print Shop, Mavis Beacon, Zone Alarm and Reader Rabbit. BCI, which we acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs.

FORWARD-LOOKING STATEMENTS / IMPORTANT RISK FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, including this Report on Form 10-Q, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company's revenues being derived from a small group of customers; the Company's dependence on significant vendors; the Company's dependence upon software developers and manufacturers and popularity of their products; the Company's ability to maintain and grow its exclusive distribution business through agreements with music labels; the Company's dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board, President and Chief Executive Officer; the Company's ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company, could disrupt other business segments and/or management; the seasonality and variability in the Company's business and that decreased sales during peak season could adversely affect its results of operations; the Company's ability to meet its significant working capital requirements related to distributing products and financing accounts receivable; the Company's ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company's credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company's ability to adequately and timely adjust cost structure for decreased demand; the Company's ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company's dependence on third-party shipping of its product; the Company's dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company's products; the Company may not be able to protect its intellectual property; interruption of the Company's business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the exercise of outstanding warrants and options adversely affecting stock price; the Company's anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company's directors may not be personally liable for certain actions which may discourage shareholder suits against them.

         A detailed statement of risks and uncertainties is contained in our reports to the Securities and Exchange Commission, including in particular our Annual Report on Form 10-K for the year ended March 31, 2004. Investors and shareholders are urged to read this document carefully. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

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

RECONCILIATION OF GAAP NET SALES TO NET SALES BEFORE INTER-COMPANY ELIMINATIONS

         In evaluating our financial performance and operating trends, management considers information concerning our net sales before inter-company eliminations of sales of our publishing products to our distribution segment, which is not prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. Inter-company sales occur when product from our publishing segment flow through our distribution segment to retail or wholesale customers. We believe that net sales before inter-company eliminations provides a useful analysis of our ongoing operating trends and in comparing operating performance period to period. Other companies, including companies in our industry, may calculate this measure differently than we do, limiting its usefulness as a comparative measure. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
      (Unaudited)                                                  DECEMBER 31,                  DECEMBER 31,
     (In thousands)                                             2004           2003          2004            2003
                                                         -------------- -------------- --------------- ---------------
     Net sales
       Distribution                                            $175,874       $147,960        $423,411        $325,947
       Publishing                                                21,646         12,292          74,260          26,167
                                                         -------------- -------------- --------------- ---------------
     Net sales before inter-company eliminations                197,520        160,252         497,671         352,114
       Inter-company eliminations                               (13,959)        (5,558)        (39,393)        (15,425)
                                                         -------------- -------------- --------------- ---------------
     Net sales as reported                                     $183,561       $154,694        $458,278        $336,689
                                                         ============== ============== =============== ===============

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our "Consolidated Statements of Operations."

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
                                                               2004            2003           2004           2003
                                                          ---------------- ------------- --------------- -------------
        Net sales:
           Distribution                                          95.8%          95.6%         92.4%           96.8%
           Publishing                                            11.8            8.0          16.2             7.8
           Inter-company sales                                   (7.6)          (3.6)         (8.6)           (4.6)
                                                          ---------------- ------------- --------------- -------------
           Total net sales                                      100.0          100.0         100.0           100.0
        Cost of sales                                            85.3           88.5          85.4            87.7
                                                          ---------------- ------------- --------------- -------------
        Gross profit, exclusive of
           amortization and depreciation                         14.7           11.5          14.6            12.3
        Selling and marketing                                     3.3            3.0           3.3             3.5
        Distribution and warehousing                              1.5            1.2           1.4             1.3
        General and administrative                                5.0            4.0           5.6             5.2
        Depreciation and amortization                             0.5            0.4           0.5             0.4
                                                          ---------------- ------------- --------------- -------------
           Total operating expenses                              10.3            8.6          10.8            10.4
                                                          ---------------- ------------- --------------- -------------
        Income from operations                                    4.4            2.9           3.8             1.9
        Debt extinguishment                                        --           (0.6)           --            (0.2)
        Interest expense                                         (0.1)          (0.1)         (0.1)           (0.1)
        Other income                                              0.1            0.1           0.1             0.1
        Income tax benefit                                        1.3             --           0.5              --
                                                          ---------------- ------------- --------------- -------------
        Net income                                                5.7%           2.3%          4.3%            1.7%
                                                          ================ ============= =============== =============


DISTRIBUTION SEGMENT

Fiscal 2005 Third Quarter Results Compared With Fiscal 2004 Third Quarter

NET SALES

         Net sales for the distribution segment were $175.9 million (before inter-company eliminations) for the third quarter of fiscal 2005 compared to $148.0 million (before inter-company eliminations) for the third quarter of fiscal 2004. The 18.9% increase in net sales for third quarter fiscal 2005 was due to increases in sales in the PC software. Sales of PC software products increased to $129.7 million during the third quarter of fiscal 2005 from $98.6 million in the same period last year primarily due to increased market share of such products. Internet security utility products remained strong due to continued demand for such products. Major label music, DVD video and video games sales decreased to $32.6 million in third quarter of fiscal 2005 from $35.3 million in the same period last year. Independent music sales decreased to $13.5 million in the third quarter of fiscal 2005 from $14.0 million for the third quarter of fiscal 2004 due to timing of new releases. Future sales increases will be dependent upon the Company's ability to continue to add new, appealing content.

GROSS PROFIT

         Gross profit for the distribution segment was $19.0 million or 10.8% as a percent of net sales for the third quarter fiscal 2005 compared to $15.0 million or 10.1% as a percent of net sales for the third quarter fiscal 2004. The increase in gross profit as a percent of net sales for third quarter fiscal 2005 was related to the current period having a greater amount of sales of higher-margin products such as PC software than the comparable quarter.

OPERATING EXPENSES

         Total operating expenses for the distribution segment were $15.0 million or 8.5% as a percent of net sales for the third quarter fiscal 2005 compared to $10.3 million or 7.0% as a percent of net sales for the third quarter fiscal 2004.

         Selling and marketing expenses for the distribution segment were $4.5 million or 2.6% as a percent of net sales for the third quarter fiscal 2005 compared to $2.9 million or 2.0% as a percent of net sales for the third quarter fiscal 2004. The increase as a percent of net sales for the third quarter fiscal 2005 resulted from higher freight costs. As a percent of gross sales, freight costs increased to 1.5% of gross sales in the third quarter fiscal 2005 compared to 1.2% of gross sales for the third quarter fiscal 2004. The increased freight costs were associated with the transition of product located at our subsidiaries to our new distribution facilities in Minneapolis. We continue to manage and seek to improve our selling and marketing expenses as a percentage of sales.

         Distribution and warehousing expenses for the distribution segment were $2.8 million or 1.6% as a percent of net sales for the third quarter fiscal 2005 compared to $1.9 million or 1.3% as a percent of net sales for the third quarter fiscal 2004. The increase as a percentage of net sales resulted from costs incurred with our new distribution facilities and systems. We expect these warehousing and systems initiatives will position our operating capabilities to support our expected growth and are expected to improve efficiencies in this area.

         General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.2 million or 4.1% as a percent of net sales for third quarter fiscal 2005 compared to $5.2 million or 3.5% as a percent of net sales for third quarter fiscal 2004. The increase as a percent of net sales for general and administrative expenses for third quarter fiscal 2005 was mainly related to a $319,000 expense during the quarter associated with compliance with the Sarbanes Oxley Act of 2002 requirements in the ordinary course. While overall general and administrative expenses are expected to increase, we expect that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure.

         Depreciation and amortization for the distribution segment was $463,000 for the third quarter fiscal 2005 compared to $380,000 for the third quarter fiscal 2004.

         The net operating income for the distribution segment was $4.0 million for the third quarter fiscal 2005 compared to $4.6 million for the third quarter fiscal 2004.

Fiscal 2005 Nine-Months Results Compared With Fiscal 2004 Nine-Months

NET SALES

         Net sales for the distribution segment were $423.4 million (before inter-company eliminations) for the nine-month period for fiscal 2005 compared to $325.9 million (before inter-company eliminations) for same period for fiscal 2004. The 29.9% increase in net sales for fiscal 2005 was principally due to increases in sales in all product groups. Sales increased in the PC software product group to $305.0 million during the nine-month period for fiscal 2005 compared to $231.8 million for same period for fiscal 2004. The increases came from the growth of PC software sales to Wal-Mart, the growth of PC software utility products, specifically Internet security and spyware products, and the strong release of certain video game titles. Major label music, DVD video and video games grew to $73.1 million for the nine-month period for fiscal 2005 compared to $50.8 million for same period for fiscal 2004 due to increased publisher and customer rosters and from strong releases throughout the period. Independent music also grew to $45.3 million for the nine-month period of fiscal 2005 compared to $43.3 million for same period for fiscal 2004 due to its increased label and artist roster and its continued focus on catalog sales across all music genres. Future sales increases will be dependent upon our ability to continue to add new, appealing content.

GROSS PROFIT

         Gross profit for the distribution segment was $44.0 million or 10.4% as a percent of net sales for the nine-month period for fiscal 2005 compared to $34.0 million or 10.4% as a percent of net sales for same period for fiscal 2004.

OPERATING EXPENSES

         Total operating expenses for the distribution segment were $37.0 million or 8.7% as a percent of net sales for the nine-month period for fiscal 2005 compared to $27.5 million or 8.4% as a percent of net sales for the same period for fiscal 2004.

         Selling and marketing expenses for the distribution segment were $9.8 million or 2.3% as a percent of net sales for the nine-month period for fiscal 2005 compared to $7.4 million or 2.3% as a percent of net sales for the same period for fiscal 2004. We continue to manage and seek to improve our selling and marketing expenses as a percentage of sales.

         Distribution and warehousing expenses for the distribution segment were $6.5 million or 1.5% as a percent of net sales for the nine-month period for fiscal 2005 compared to $4.3 million or 1.3% as a percent of net sales for same period for fiscal 2004. The increase as a percentage of net sales resulted from costs incurred with our new distribution facilities and systems in fiscal 2005. We expect these warehousing and systems initiatives will position our operating capabilities to support our expected growth and are expected to improve efficiencies in this area.

         General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $19.5 million or 4.6% as a percent of net sales for the nine-month period for fiscal 2005 compared to $14.8 million or 4.5% as a percent of net sales for the same period for fiscal 2004. The increase as a percent of net sales for general and administrative expenses for the nine-month period for fiscal 2005 was related to expenses associated with a year-to-date cost of $432,000 for compliance with the Sarbanes Oxley Act of 2002 requirements in the ordinary course. While overall general and administrative expenses are expected to increase, we expect that the increase will be at a rate less than our sales growth rate, thus allowing us to leverage our existing infrastructure.

         Depreciation and amortization for the distribution segment was $1.2 million for the nine-month period for fiscal 2005 compared to $900,000 for the same period for fiscal 2004.

         The net operating income for the distribution segment was $7.0 million for the nine-month period for fiscal 2005 compared to $6.5 million for same period for fiscal 2004.

PUBLISHING SEGMENT

Fiscal 2005 Third Quarter Results Compared With Fiscal 2004 Third Quarter

NET SALES

         Net sales for the publishing segment increased 76.1% to $21.6 million (before inter-company eliminations) for the third quarter fiscal 2005 compared to $12.3 million (before inter-company eliminations) for the third quarter fiscal 2004. The publishing segment continues to increase its portfolio of products during fiscal 2005 having signed two significant licensing agreements for products such as Print Shop, Mavis Beacon, Zone Alarm, Reader Rabbit and Hoyle Casino.

GROSS PROFIT

         Gross profit for the publishing segment was $7.9 million or 36.6% as a percent of net sales for the third quarter fiscal 2005 compared to $2.9 million or 23.6% as a percent of net sales for the third quarter fiscal 2004. The gross margin increase was due primarily to lower margins last year on sales from a distribution arrangement which was originally accounted for in the publishing segment as Encore held the original customer relationship. To better align the customer relationship with our structure, since July 2004 all revenues from this agreement have been accounted for by the distribution segment.

OPERATING EXPENSES

         Operating expenses for the publishing segment were $3.9 million or 18.0% as a percent of net sales for the third quarter fiscal 2005 compared to $3.0 million or 24.4% as a percent of net sales for the third quarter fiscal 2004. Operating expenses increased primarily due to the full year of operations of BCI. The percentage of net sales decreased due primarily to an increase in net sales resulting from increased business.

         The publishing segment had an operating income of $4.0 million for the third quarter fiscal 2005 compared to an operating loss of $120,000 for the third quarter fiscal 2004.

         We expect growth in this segment to continue with the inclusion of BCI results of operations for a full fiscal year and with the addition of revenues expected to be generated from the licensing of new products by Encore during fiscal 2005.

Fiscal 2005 Nine-Months Results Compared With Fiscal 2004 Nine-Months

NET SALES

         Net sales for the publishing segment were $74.3 million (before inter-company eliminations) for the nine-month period for fiscal 2005 compared to $26.2 million (before inter-company eliminations) for the same period for fiscal 2004. The publishing segment continues to increase its portfolio of products during fiscal 2005 having signed two significant licensing agreements for products such as Print Shop, Mavis Beacon, Zone Alarm, Reader Rabbit and Hoyle Casino.

GROSS PROFIT

         Gross profit for the publishing segment was $22.7 million or 30.6% as a percent of net sales for the nine-month period for fiscal 2005 compared to $7.5 million or 28.5% as a percent of net sales for the same period for fiscal 2004. The gross profit increase was primarily due to lower margins last year on sales from a distribution arrangement which was originally accounted for in the publishing segment as Encore held the original customer relationship. To better align the customer relationship with our structure, since July 2004 all revenues from this agreement have been accounted for by the distribution segment.

OPERATING EXPENSES

         Operating expenses for the publishing segment were $12.3 million or 16.6% as a percent of net sales for the nine-month period for fiscal 2005 compared to $7.5 million or 28.7% as a percent of net sales for same period for fiscal 2004. The expense increase in fiscal 2005 was due to a full year of operations for BCI. The percentage of net sales decreased due primarily to an increase in net sales resulting from increased business.

         The publishing segment had an operating income of $10.4 million for nine-month period for fiscal 2005 compared to an operating loss of $56,000 for the same period for fiscal 2004.

CONSOLIDATED OTHER INCOME AND EXPENSE

         Interest expense was $168,000 for third quarter fiscal 2005 compared to $178,000 for the third quarter fiscal 2004. Interest expense was $269,000 for the nine-month period for fiscal 2005 compared to $324,000 for the same period for fiscal 2004. The decrease in interest expense for fiscal 2005 resulted from not utilizing our line of credit as often as we did last year. Other income, net, which consists principally of interest income on available cash balances, was $109,000 for the third quarter fiscal 2005 compared to $155,000 for the third quarter fiscal 2004 and $359,000 for the nine-month period for fiscal 2005 compared to $410,000 for the same period for fiscal 2004.

CONSOLIDATED TAX BENEFIT

         We recorded a tax net benefit of $2.4 million for the third quarter and for the nine-month period for fiscal 2005, respectively, a net effect of recording tax expense and the reversal of the remaining portion of our deferred tax asset valuation allowance. We utilized existing net operating loss carry forwards in fiscal 2005. As of March 31, 2004, we had approximately $10.9 million of net operating losses remaining and a remaining valuation allowance of $6.7 million. At December 31, 2004, the Company had no remaining valuation allowance.

MARKET RISK

         Although we are subject to some interest rate risk, because we currently have limited borrowings under our bank credit facility, we believe a 10% increase or reduction in interest rates would not have a material effect on future earnings, fair values or cash flows. It is our policy not to enter into derivative financial instrument transactions.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our working capital needs through cash generated from operations, bank borrowings, proceeds from the sale of equity securities and management of the various components of our working capital, including accounts receivable, inventory and accounts payable. At December 31, 2004, we had net accounts receivable of $118.0 million, inventory of $62.2 million, and accounts payable of $120.1 million. The level of borrowings from our line of credit has historically fluctuated significantly during past years and at December 31, 2004 we had a loan balance of $12.7 million. To support our growth in the publishing and distribution segments, inventory increased $32.1 million from fiscal year 2004 due to building higher internet security utilities inventory in order to support anticipated demand for these products and inventory related to a licensing agreement. For the nine-months ended December 31, 2004 our sales increased $122.0 million compared to the same period last year. Of the $62.2 million of inventory at December 31, 2004, approximately $46.2 million was related to the distribution segment. This inventory generally has return and price protection privileges which significantly limits risk to us. We presently expect our inventory levels to decrease prior to year end and to have a positive cash position at March 31, 2005.

         Cash flow used by operations of $28.8 million for the nine-months ended December 31, 2004 was primarily the result of net income of $19.9 million, depreciation and amortization of $2.4 million, a reduction of deferred income tax of $2.7 million, an increase in accounts receivable of $37.6 million, an increase in inventories of $32.1 million, an increase in prepaid expenses of $5.9 million, and an increase in accounts payable of $26.2 million. Investing activities during the nine-months ended December 31, 2004 used $3.7 million of cash primarily from $2.1 million for a note receivable, related party and the purchase of property and equipment of $7.4 million in connection with our new warehouse, offset partially by the proceeds from the sales-leaseback of $6.4 million. Financing activities for the nine-months ended December 31, 2004 provided cash of $17.9 million during the period primarily from the proceeds from the exercise of options and warrants of $4.4 million, an increase in checks written in excess of cash balance of $2.0 million and net proceeds from our line of credit of $12.7 million offset by net repayments of note payable of $651,000.

         In October 2001, we entered into a credit agreement with General Electric Capital Corporation, a/k/a GE Commercial Finance, for a three-year $30 million credit facility for use in connection with our working capital needs. In June 2004 this credit agreement was amended and restated to, among other things, extend the term of the agreement to December 2007 and to provide for two senior secured facilities: a $10 million revolving acquisition facility, and a $40 million revolving working capital facility. Additionally, $10 million of the $40 million revolving working capital facility may be used by the company for acquisitions, providing us with an aggregate revolving acquisition availability of up to $20 million. Our ability to borrow is based upon its compliance with certain requirements and financial covenants (discussed below).

         In association with GE Commercial Finance credit facility agreement, we also pay certain facility and agent fees. During the quarter ended December 31, 2004, the maximum amount we borrowed under the credit facility was $20.9 million. As of December 31, 2004 our balance was $12.7 million and as of March 31, 2004 we had no balance under this facility. Interest paid under this facility was $168,000 and $178,000 for third quarter and $269,000 and $324,000 for the nine-month period for fiscal 2005 and 2004, respectively.

         Under this agreement we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We were in compliance with the covenants as of December 31, 2004. We anticipate that we may borrow amounts under this credit facility from time to time during fiscal 2005 to meet our seasonal working capital requirements.

         On January 10, 2005 we signed an agreement to acquire FUNimation Productions, Ltd. and The FUNimation Store, Ltd., which we refer to collectively as "FUNimation". As consideration for the acquisition of FUNimation, the sellers of FUNimation will receive $100.4 million in cash and such number of shares of our common stock determined by dividing $25.0 million by the average volume-weighted price of the common stock for the twenty-trading day period immediately prior to the closing date of the transaction, subject to a minimum of 1,495,216 shares and a maximum 1,827,486 shares. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. We are considering various sources of financing to fund the initial cash portion of the FUNimation acquisition as well as the costs related to the acquisition.

We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our $40 million credit facility will be sufficient to satisfy our working capital requirements and finance expansion plans and strategic initiatives for this fiscal year and otherwise in the long-term absent significant acquisitions. We have stated our plans to grow through acquisitions; however, such opportunities which may exceed our existing GE Commercial Finance acquisition line will likely require the use of equity or debt capital, some combination thereof, or other financing.




CONTRACTUAL OBLIGATIONS

         The following table presents information regarding contractual obligations that exist as of March 31, 2004 by fiscal year (in thousands).

                                                        PAYMENT DUE BY PERIOD
                                                                                                       MORE THAN 5
                                                      TOTAL        1 YEAR      2-3 YEARS   4-5 YEARS       YEARS
         Operating leases                            $21,160       $  1,829      $2,621       $2,460      $14,250
         License and distribution agreement          $10,000       $ 10,000          --           --           --
                                                    =========== ============= ============ =========== ============
         Total                                       $31,160       $ 11,829      $2,621       $2,460      $14,250
                                                    =========== ============= ============ =========== ============



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information with respect to disclosures about market risk is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2004. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In the normal course of business, the Company is involved in a number of litigation matters that, other than the matter described immediately below, are incidental to the operation of the business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.

         On July 7, 2004, ValueVision Media, Inc. ("ValueVision") commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation ("NetRadio"). ValueVision's Complaint ("Complaint") seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision's shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company's Form 10-K for the year ended March 31, 1997.

         On August 9, 2004, the Company answered the Complaint, denied liability and asserted defenses. Among other defenses, the Company believes that ValueVision's alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio's initial public offering. In addition, at the time the NetRadio registration statement was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of the NetRadio registration statement.

         On December 17, 2004, the Company commenced a third-party action against Gene McCaffrey. The Company alleges that, if ValueVision's claims are correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to the Company, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability. In addition, the Company and ValueVision stipulated that the Company could assert a counterclaim against ValueVision, but ValueVision did not waive any defenses or rights by so stipulating.

         On or about January 21, 2005, the Court approved the parties' stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, the Company served and filed its counterclaim. ValueVision's reply to the counterclaim is due on or about February 15, 2005.

          The parties are in the process of conducting discovery and no trial date has been set. The Company intends to vigorously defend against the claims asserted by ValueVision and pursue the Company's claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

               During the nine-month period ending December 31, 2004, 565,000 warrants issued in connection with our December 2003 private placement were exercised. The shares of common stock underlying these warrants were registered by the Company on April 28, 2004 on a Form S-3 registration statement (File No. 333-111733). Net proceeds of $4.4 million were used for general working capital needs.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS

            (a)  The following exhibits are included herein:

            10.1 Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and Navarre Corporation dated November 23, 2004.

            10.2 Form of Addendum #3 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004.

            10.3 Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004.

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


                                                  NAVARRE CORPORATION
                                                  (Registrant)




Date:  February 14, 2005                          /s/ Eric H. Paulson
                                                  --------------------------
                                                  Eric H. Paulson
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer




Date:  February 14, 2005                          /s/ James Gilbertson
                                                  --------------------------
                                                  James Gilbertson
                                                  Vice President and
                                                  Chief Financial Officer