Form 10-K
period 2005-03-31
NAVARRE CORP /MN/
filed 2005-06-14
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22982

NAVARRE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1704319 (IRS Employer Identification No.)

7400 49th Avenue North, New Hope, MN 55428
(Address of principal executive offices)

(763) 535-8333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No par value	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (✓) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b of the Act). Yes (✓) No ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 30, 2004 was $347,525,175 based on the closing sale price on such date of $14.49 per share.

The Registrant had 29,752,166 shares of Common Stock, no par value, outstanding at June 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s last fiscal year, which ended March 31, 2005.

NAVARRE CORPORATION
FORM 10-K

PART I

		Page
Item 1.	Business	3
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	42

PART III

Item 10.	Directors and Executive Officers of the Registrant	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions	43
Item 14.	Principal Accountant Fees and Services	43

PART IV

Item 15.	Exhibits and Financial Statement Schedules	43

	Signatures	53
Form of 2004 Stock Plan Incentive Stock Option Agreement
Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement
Office Lease
Letter
Subsidiaries
Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

Item 1 — Business

Overview

     We are a distributor and publisher of a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club and CompUSA, and we currently distribute to over 18,000 retail and distribution center locations throughout the United States and Canada. We believe that our established relationships throughout the supply chain, our broad product offering and our state-of-the-art distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.

     Historically, our business has focused on providing distribution services for third party vendors. Over the past three years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through our acquisitions of publishers in select markets. By expanding our product offerings through such acquisitions, we believe that we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.

     Our business is divided into two segments—Distribution and Publishing.

     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide us with PC software, CD audio, DVD and VHS video, and video games and accessories which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., Microsoft, McAfee, Inc., Dreamcatcher Interactive, Inc. and Sony/BMG Music Entertainment.

     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, CD audio and DVD and VHS video titles, and we package, brand, market and sell directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products, including titles such as Print Shop, Mavis Beacon, Zone Alarm and Reader Rabbit. BCI, which we acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime and children’s entertainment content provider in the United States.

Strategy

     We seek to continue to grow our distribution and publishing businesses, through a combination of organic growth and targeted acquisitions, intended to leverage the complementary strengths of our businesses. We intend to execute this strategy as follows:

•	Acquisitions of Attractive Content. We seek to continue to expand our publishing business through the acquisition or licensing of well-established titles or other attractive content. We believe these acquisitions and/or licenses will help position us to increase our net sales in our publishing business, which historically has had higher margins than our distribution business, and will allow us to distribute additional home entertainment and multimedia content through our distribution business. In addition, we believe that by allowing the management of these publishing companies to focus on content licensing and marketing rather than on distribution operations, they will be able to devote more time and greater resources to their core competency, publishing. We believe that leveraging the core assets and strengths of our distribution business will provide broader retail penetration, distribution expertise and other services for our content and increase sales of our publishing products. We may also seek selective acquisitions of distribution businesses.

•	Distribute a Broader Range and Larger Volume of Products. We seek to distribute a broader range and larger volume of home entertainment and multimedia products to our retail customers by providing a broad selection of products and capitalizing on our customer relationships. We seek to capture additional business from new and existing retail customers by providing them with a lower “all-in” cost of procuring merchandise and getting product to retailers’ shelves through efficient distribution. We expect that providing additional products to retailers will enable us to gain category management opportunities and enhance our reputation for product distribution expertise. We believe our approximately 60 strategic account associates located throughout the United States and Canada will help position us to improve the retail penetration of our published products to new and existing retail customers.

•	Integrating Our Technology and Systems with Retailers. We seek to enhance the link in the supply chain between us and our publishers and retail customers through the integration of our respective information and technology systems, including inventory management tools, replenishment systems and point-of-sale information. We believe this integration will lead to better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening customer relationships.

•	Providing Value-Added Services. We believe that due to increasing retailer logistic needs and demands, including demands for new technology standards such as GTIN® (global trade item number) and RFID (radio frequency identification devices), many publishers will be required to decide whether to spend additional resources to update their distribution capabilities or to select a distributor such as us that intends to offer such services. We believe that implementing and offering these and other technologies should position us well to capture additional business from existing and new publishers.

     Our overall goal is to create a structure that leverages the complementary strengths of our businesses: publishing, which provides brand management and marketing, licensing, and home video sales; and distribution, which provides enhanced distribution, logistics and customer relations.

Competitive Strengths

     We believe that we possess the following competitive strengths:

•	Value-Added Services. We offer a wide range of distribution services and procurement solutions intended to capitalize on our broad understanding of the products that we distribute, the procurement process and the supply chain, as well as our logistics expertise and systems capabilities. We believe that our advanced distribution infrastructure enables us to provide customized procurement programs for our retail customers at a lower overall cost than many of our competitors. In addition, we believe that our information technology systems provide cost-effective interfacing with our customers’ information technology systems, supporting integration of the procurement process. We believe that our focus on providing customer-specific and cost-effective solutions is a key benefit that we provide to our retail customers.

•	Broad Product Offering. We provide our retail customers with a broad selection of home entertainment and multimedia products that we believe allows us to better serve their home entertainment and multimedia product requirements. In addition, we regularly survey the markets we serve for new products with significant retail potential, that come from publishers we currently have relationships with as well as those we have not distributed for in the past.

•	Established Content in our Publishing Business. We currently license a number of well-known home entertainment and multimedia titles. Encore, whose published brands when combined, rank it as the sixth largest PC software publisher in North America by dollar sales (according to The NPD Group), publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, Mavis Beacon, Zone Alarm, Reader Rabbit and Hoyle Casino. According to The NPD Group, as of January 2005, Hoyle Casino held the #1 rank in the PC Games/Family Entertainment category and the Hoyle brand held a 14% share of this category based on dollar sales. According to The NPD Group, Mavis Beacon is the #1 ranking typing title with a 54% market share, as of January 2005. In addition, our BCI subsidiary currently publishes home video for the television shows Rides and Overhaulin’, both featured on The Learning Channel, and PRIDE Fighting Championships, featured on Pay-Per-View. Through our FUNimation business we also license and distribute a portfolio of established anime and children’s entertainment titles in the United States, including Dragon Ball Z, Fullmetal Alchemist, Yu-Gi-Oh!, Code Lyoko, Teenage Mutant Ninja Turtles, Arthur, Noddy, Case Closed, Yu Yu Hakusho, Beyblade, Fruits Basket and Cabbage Patch Kids.

•	Established Relationships with Publishers and Retailers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club and CompUSA, and we currently distribute to over 18,000 retail and distribution center locations throughout the United States and Canada. We believe our strong relationships throughout the supply chain, broad product offering and state-of-the-art distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and provide access to attractive retail channels for publishers of these products. We believe our relationships with leading publishers and our efficient distribution of their products should provide opportunities for us to secure distribution rights to leading products in the future. We believe that these relationships give us a competitive advantage in the markets in which we operate and provide us with attractive channels to distribute current and future products offered by our publishing business.

•	Efficient Operations and Operating Leverage. We believe that our competitive position is enhanced by our efficient operations, which are based on extensive use of automation and technology in our state-of-the-art distribution facility; centralization of functions such as purchasing, accounting and information systems; and economies of scale. We recently completed a state-of-the-art warehouse facility adjacent to our corporate headquarters. We believe that this facility provides us with an industry-leading fulfillment infrastructure, the ability to efficiently service our vendors and retail customers, and the capacity to increase the number of products that we distribute.

Distribution Markets

     PC Software

     According to The NPD Group, the PC software industry achieved $3.8 billion on a trailing 12 month basis ending January 31, 2005. Categories that experienced an increase during this time period were system utilities, business, finance and personal productivity products.

     We presently have relationships with PC software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., McAfee, Inc., Dreamcatcher Interactive, Inc., Sony Online Entertainment, Inc., Delorme and THQ. These relationships are important to our distribution business and during the fiscal year ended March 31, 2005 each of these publishers accounted for more than $5.0 million in revenues. In the case of Symantec, sales accounted for approximately $51.0 million in net sales in the fiscal year ended March 31, 2004 and approximately $91.0 in net sales for the fiscal year ended March 31, 2005. During the past fiscal year, we added several publishers to our distribution roster.

     While we have agreements in place with our major suppliers, they are generally short-term agreements with terms of one to three years, they generally cover the right to distribute in the United States and Canada, they do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us with the ability to purchase products at a reduced wholesale price and for us to provide a variety of distribution and fulfillment services in connection with the products. We intend to continue seeking to add publishers that will increase our market share in the PC software industry.

     Video Games Software and Accessories

     According to The NPD Group, the video games software and accessories industry was $10.2 billion in 2004 compared to $10.0 billion in 2003. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 58.2 million users in 2008 compared to 32.0 million users in June 2004.

     We continued to expand our distribution of console-based video games in fiscal 2005. Our relationships with video game vendors such as Square Enix USA, Inc., Midway, THQ and Vivendi are important to this category of our distribution business.

     Major Label Music

     According to the Recording Industry Association of America (“RIAA”), the dollar value of audio and music video product shipped to domestic markets was $11.4 billion in 2004 versus $11.0 billion in 2003. Industry sources indicate that approximately 83% of the unit shipments are derived from major recording labels which are controlled by four companies. Those companies are Warner Music Group, Sony/BMG Music Entertainment, EMI Music Marketing, and Universal Music & Video Distribution Corp. Generally, these companies control distribution of their products through major music retail chains and other channels.

     We have established a relationship with certain of these companies, which allows us to distribute certain major label music to wholesale clubs and mass merchant retailers on a non-exclusive basis through our distribution business.

     Independent Label Music

     The independent segment of the music industry currently represents approximately 17% of total music product for 2004 according to the RIAA.

     We are one of a limited number of large, independent distribution companies that represent independent labels exclusively on a regional or national basis. These companies provide products and services to the nation’s leading music specialty stores and wholesalers. We seek to increase our market share in the independent music distribution business by continuing to seek quality music labels and to provide greater service to our customers, in addition to providing content ownership and licensing opportunities. Relationships with independent music labels such as CMH Records, Inc., Studio Distribution, Inc. and Cleopatra Records, Inc. are also important to our independent music distribution business. We have exclusive distribution agreements in place with certain of these labels that allow us to retain a percentage of amounts received in connection with the sale of the products provided by these labels. Among other customary provisions, these agreements generally provide us with the ability to return products to our independent music labels, the right for us to retain a reserve against potential returns of products, and requirements that the label provide discounts, rebates and price protections.

     Major Studio Home Video

     According to industry sources, U.S. home video industry sales totaled $24.5 billion in 2004 compared to $22.5 billion in 2003.

     Our relationships with Universal Distribution Corp., Twentieth Century Fox Home Entertainment and Buena Vista Home Video are important to our major studio home video distribution business.

Customers

     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, CompUSA and Costco. We currently sell and distribute products to over 18,000 retail and distribution center locations throughout the United States and Canada. While a major portion of our revenues are generated from these major retailers, we also supply products to smaller independent retailers through telephone sales and our business-to-business site located at

www.navarre.com. See our discussion of “E-Commerce” below. Through these sales channels, we seek to ensure a broad reach of product throughout the country in a cost-efficient manner.

     In each of the past several years, we have had one or more customers that accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2005, sales to two customers, Wal-Mart/Sam’s Club and Best Buy accounted for approximately 20%, and 19%, respectively, of our total net sales. During the fiscal year ended March 31, 2004, sales to three customers, Best Buy, CompUSA and Sam’s Club, represented approximately 18%, 13% and 11%, respectively, of our total net sales.

Navarre’s Distribution Business Model

     Vendor Relationships

     We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe that our reputation as a service-oriented organization has helped us expand our vendor roster. We believe that major companies like Microsoft, Adobe Systems, Symantec Corporation, Buena Vista, Universal, Sony/BMG Music Entertainment, Lucas Arts, Take-Two Interactive, Konami and Square Enix have been added to our vendor roster because of our reputation as a service-driven organization.

     Furthermore, our dedication to smaller, second-tier vendors has helped to complement our vendor roster. Many of these vendors do not have the leverage necessary to manage their business effectively with major retailers. We provide these vendors the opportunity to access shelf space and assist in the solicitation, logistics, promotion and management of products. We also conduct one-on-one meetings with smaller vendors to give them the opportunity to establish crucial business relationships with our retail customers. Examples of these vendors are as follows: Dreamcatcher Interactive, Inc., Webroot, Punch Software, First Look Home Entertainment, Hart Sharp Video, Tokyo Pop, Bay, Intec Inc. and Majesco.

     Retail Services

     Along with the value added sales functions that we provide to vendors, we also have the ability to customize shipments to each individual customer. In the case of the warehouse club channel, we may “pre-sticker” multiple different labels, based on the vendor/customer preference. We assemble creative marketing programs, which include pallet programs, product bundles and specialized packaging. We also create multi-vendor assortments for the club channel, providing the retailer with a broad assortment of products. Our marketing and creative services department designs and produces a variety of advertising vehicles including in-store flyers, direct mail pieces and magazine/newspaper ads, as well as free standing displayers for retail.

     We are committed to offering first-rate information flow for all vendors. We understand the importance of sharing sell-through, inventory, sales forecasts, promotional forecasts, SKU status and all SKU data with the respective vendor. We provide the aforementioned information via a secure online portal, for all vendors. Furthermore, each individual account manager has account-specific information that is shared on a regular basis with appropriate vendors. We also accommodate specialized reporting requests for our vendors, which we believe helps in the management of their business.

     Warehouse Systems

     A primary focus of our distribution business is logistics and supply chain management. As customer demands become more sophisticated, we have continued to update our technology. Our most recent significant investment involves a new, highly-automated material handling facility which we believe will improve our overall long-term efficiency and assist in reducing costs for both vendors and customers. With our state-of-the-art, highly automated returns processing system, we generally are able to process returns and issue both credit and vendor deductions within 48 hours of receipt. We believe that our inventory system offers better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening our customer relationships.

     E-Commerce

     During fiscal year 2005, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. These services include sales of PC software, prerecorded music and DVD/VHS videos and video games. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering.

Publishing Markets

     In July 2002 and November 2003, we acquired Encore and BCI, respectively. Encore is a publisher of entertainment and education PC products and BCI is a provider of niche DVD/video products. Both of these businesses exclusively own or license and produce PC/DVD/video products. In April 2004, we entered into an exclusive co-publishing agreement with Riverdeep, Inc. for the sales and marketing of Riverdeep’s interactive products in the educational and productivity markets, which includes products published under the Broderbund and The Learning Company labels. In December 2004, we entered into exclusive licensing agreements with Vivendi and The United States Playing Card Company, Inc. for the sales and marketing of the Hoyle brand of family entertainment software products. FUNimation, acquired on May 11, 2005, is a leading anime and children’s entertainment content provider in the United States.

     Encore

     Encore, whose published brands when combined, rank it as the sixth largest PC software publisher in North America by dollar sales (according to The NPD Group), publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, Mavis Beacon, Zone Alarm, Reader Rabbit and Hoyle Casino. According to The NPD Group, as of January 2005, the Hoyle brand held a 14% share of the PC Games/Family Entertainment category based on dollar sales, and Hoyle Casino held the #1 rank in this category. According to The NPD Group, Mavis Beacon was the #1 ranked typing title with a 54% market share, as of January 2005.

     Encore’s corporate headquarters are located in Los Angeles, California. Encore’s distribution, assembly and fulfillment operations relocated from Los Angeles, California, to Minneapolis, Minnesota, in January 2005.

     Encore focuses on retail sales and marketing of its licensed content, without the distraction and financial risk of content development. The benefit to our licensed vendors is they can focus on their core competencies of content development and delivery.

     Encore continues to evaluate emerging PC software brands that have the potential to become successful franchises. Encore continues to focus on establishing relationships with developed brands that are seeking to change their business models.

     Encore’s strategy is to continue to license quality branded PC software titles. It has experience in signing single-brand products as well as taking on multiple titles in single agreements, as demonstrated by the signing of the Riverdeep and Hoyle publishing agreements.

     BCI

     BCI is a developer, licensor, packager and marketer of entertainment video and audio products. Since 1988, BCI has sought to redefine the standards and concepts in the budget DVD category. We believe that BCI was among one of the first vendors to introduce five-pack, ten-pack and 20-pack DVDs to the marketplace. We also believe that BCI was also one of the first to introduce “dollar” DVDs to the “dollar store” marketplace.

     BCI’s portfolio of titles represents both licensed titles, in-house produced CDs and DVDs from production groups, and specialty television programming on Discovery, A&E, HBO, Fox and Pay-Per-View. BCI’s home video titles include Rides and Overhaulin’, featured on The Learning Channel, and PRIDE Fighting Championships, featured on Pay-Per-View.

FUNimation Business

     On May 11, 2005, we completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd., which are based in Fort Worth, Texas (together, “FUNimation”). We operate FUNimation as a part of our Publishing business. FUNimation is a leading content provider in the United States market for anime which it licenses from Japanese rights holders and translates and adopts the content for television programming and home videos, primarily targeting audiences between the ages of 6 and 17. In addition, FUNimation licenses other children’s entertainment content. FUNimation leverages its licensed content into various revenue streams, including television broadcast, VHS and DVD home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Fullmetal Alchemist, Yu-Gi-Oh!, Code Lyoko, Teenage Mutant Ninja Turtles, Noddy, Arthur, Case Closed, Yu Yu Hakusho, Beyblade, Fruits Basket and Cabbage Patch Kids. A number of these titles are currently airing on various television networks including The Cartoon Network, ABC Family and Fox.

     FUNimation identifies, based on its own market research, properties that it believes can be successfully adapted to the U.S. anime and children’s content market. This market research generally involves analyzing television ratings, merchandise sales trends, home video sales, anime magazines and popularity polls in both the U.S. and Japanese markets. After identifying a property that has the potential for success in the United States, FUNimation seeks to capitalize on its relationships with Japanese rights holders and its reputation as a content provider of anime in the United States to obtain the commercial rights to such property, primarily for television programming, home video distribution and merchandising.

     Broadcast

     For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its production facility in Fort Worth, Texas. As of June 8, 2005, the primary television broadcast outlets for FUNimation’s licensed properties were as follows:

Titles†	Broadcast Outlet
Dragon Ball Z	Cartoon Network
Yu-Gi-Oh!*	Cartoon Network and WB
Teenage Mutant Ninja Turtles*	Cartoon Network and Fox
Fullmetal Alchemist	Cartoon Network
Beyblade*	ABC Family and Toon Disney
Braceface*	Disney
Arthur*	PBS
Connie the Cow*	Noggin
Dragon Booster*	ABC Family and Toon Disney
Code Lyoko*	Cartoon Network
Sonic X*	Fox
Shaman King*	Fox
Timothy Goes to School*	Discovery Kids and TLC
Never Ending Story*	HBO Family
Degrassi: The Next Generation*	The N
My Dad the Rockstar*	Nickelodeon
Redwall*	PBS
Winx*	Cartoon Network and Fox
Case Closed	Cartoon Network

†	FUNimation currently licenses the U.S. home video distribution rights for such titles.

*	Broadcast and certain other rights for such property are owned or licensed by third parties.

     Home Video Distribution

     FUNimation seeks to increase the revenue derived from its licensed properties through home video distribution. FUNimation also currently provides home video distribution services for other children’s content providers, including 4Kids Entertainment, Nelvana and Alliance Atlantis. A majority of its home videos are sold directly to major retail chains. According to Nielsen VideoScan, in 2004, FUNimation was ranked as one of the leading distributors of anime home video in the United States.

     Licensing and Merchandising

     For properties which FUNimation controls the merchandise rights, it seeks to further leverage its licensed content by sub-licensing these rights to manufacturers of children’s and other products. FUNimation has developed a network of over 80 license partners, including JAKKS Pacific, Atari, ODM, SCORE Entertainment and Scholastic for the merchandising of toys, video games, apparel, trading and collectible card games and books. FUNimation manages its properties for consistent and accurate portrayal throughout the marketplace. FUNimation receives royalties from its sublicensees based on a predetermined royalty rate, subject to guaranteed minimums in certain cases.

     Retail Sales and Web Sites

     FUNimation operates websites devoted to the anime fan base. Typically, as part of its brand management strategy, FUNimation will develop an interactive site for each licensed property. The sites provide information about upcoming episodes and the characters associated with the show. In addition, FUNimation’s properties are supported by its in-house Internet store, the Z-Store, which sells home videos and licensed merchandise.

Competition

     All aspects of our business are highly competitive. Our competitors include other national and regional businesses, as well as some suppliers that sell directly to retailers. Some of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to:

•	obtain exclusive national distribution contracts and licenses with independent music labels and manufacturers;
•	obtain proprietary publishing rights with various rights holders and brand owners;
•	maintain our margins and volume;
•	expand our sales through a varied range of products and personalized services;
•	anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and
•	maintain operating expenses at an appropriate level.

     In the PC software industry, we face competition from a number of distributors including Ingram Micro, Inc., Tech Data Corporation and Atari, Inc., as well as from manufacturers and publishers that sell directly to retailers. In the pre-recorded music industry, we face competition from the five major label distribution companies, as well as other national independent distributors, such as Koch Entertainment, RED Music Distribution, Alternative Distribution Alliance, Ryko Distribution, and Caroline Distribution, as well as from other entities that sell directly to retailers. FUNimation’s competitors include: 4Kids, ADV Films, Geneon Entertainment, Bandai, Ventura, Anchor Bay, Media Blasters and Buena Vista.

     We believe that competition in all of our businesses will remain intense. The keys to our growth and profitability will include: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to develop proprietary products, and (iv) the ability to attract new content, quality labels, studios and software publishers. We also believe that over the next several years, both the PC software distribution industry and pre-recorded music distribution industry, particularly on the independent side, will continue to further consolidate.

Backlog

     Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.

Environmental Matters

     We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

     As of March 31, 2005, we had 618 employees, including 179 in administration, finance and merchandising, 97 in sales and marketing and 342 in distribution. As of March 31, 2005, FUNimation had 112 employees, including 29 in administration, finance and licensing, and 83 in sales, marketing, production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.

RECENT DEVELOPMENTS

Restatements

     In June 2005, our management, after consultation with the Audit Committee of the Board of Directors, determined that our consolidated financial statements for the third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 should no longer be relied upon. As a result of the fiscal year 2005 audit, it was determined that expenses related to the incentive-based deferred compensation of our Chief Executive Officer should have been recorded in the third fiscal quarter of 2004 and first fiscal quarter of 2005. As a result, additional expenses and accrued liabilities of $1.5 million and $2.2 million have been recorded in these quarters, respectively. These expenses were determined in accordance with the provisions of the Chief Executive Officer’s 2001 employment agreement.

     It was also determined that our deferred tax benefit recorded in the third fiscal quarter of 2005 was improperly included in income and should have increased common stock. Consequently, the tax benefit of $2.4 million recognized during the third fiscal quarter of 2005 was reduced and common stock increased by the same amount.

     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have been applied to common stock.

Capital Resources — Financing

     Our credit agreement with GE Commercial Finance was amended and restated in its entirety on May 11, 2005 in order to provide us with the funds necessary to complete funding for the FUNimation acquisition and was again amended and restated in its entirety on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility has been drawn since May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to us for our working capital and general corporate needs.

     The loans under our senior credit facilities are variable rate obligations and are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.

     Under the credit agreement we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. However, the revolving sub-facility has no borrowing base availability requirement.

FUNimation Acquisition

     On May 11, 2005 we acquired 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. As consideration for the acquisition of FUNimation, the sellers of FUNimation received $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of Navarre common stock. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. The FUNimation business is described in more detail at “Business-FUNimation Business.”

AVAILABLE INFORMATION

     We also make available, free of charge through our website, www.navarre.com, annual, quarterly and current reports (and amendments thereto) as soon as reasonably practicable after our electronic filing.

FORWARD-LOOKING STATEMENTS / IMPORTANT RISK FACTORS

     We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Risks Relating To Our Business And Industry

We derive a substantial portion of our total net sales from a small group of customers. A reduction in sales to any of these customers could have a material adverse effect on our net sales and profitability.

     For the fiscal year ended March 31, 2005, net sales to two customers, Wal-Mart/Sam’s Club and Best Buy accounted for approximately 20% and 19%, respectively, of our total net sales, and, in the aggregate, approximately 39% of our total net sales. For the fiscal year ended March 31, 2004, net sales to three customers, Best Buy, CompUSA and Sam’s Club, represented approximately 18%, 13% and 11%, respectively, of our total net sales, and, in the aggregate, approximately 42% of our total net sales. For the fiscal year ended March 31, 2003, these three customers accounted for approximately 19%, 15% and 15%, respectively, of our total net sales, and, in the aggregate, approximately 49% of our total net sales. We believe that sales to a small group of customers will continue to represent a significant percentage of our total sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If we are unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our revenues and profitability. There can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.

The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.

     A significant portion of our increase in net sales over the past two fiscal years has been due to increased sales of PC software provided by software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., McAfee, Inc., Dreamcatcher Interactive, Inc. and Sony Online Entertainment, Inc. During the fiscal year ended

March 31, 2005 and for the fiscal year ended March 31, 2004, each of these publishers accounted for more than $5.0 million in net sales. Sales under our agreement with Symantec accounted for approximately $91.0 million in net sales for the fiscal year ended March 31, 2005 and approximately $51.0 million in net sales for the fiscal year ended March 31, 2004. While we have agreements in place with each of these parties, such agreements generally are short-term agreements that may be cancelled without cause and upon short notice; they generally cover the right to distribute in the United States and Canada; they do not restrict the publishers from distributing their products through other distributors or directly to retailers; and they do not guarantee product availability to us for distribution. These agreements allow us to purchase the publishers’ products at a reduced wholesale price and to provide various distribution and fulfillment services in connection with the publishers’ products. If we were to lose our right to distribute products of any of the above PC software publishers, our net sales and profitability would be adversely impacted.

     Our relationships with independent music labels, such as CMH Records, Inc., Studio Distribution, Inc. and Cleopatra Records, Inc., also are important to our distribution business. Our future growth and success depends partly upon our ability to procure and renew PC software and music distribution agreements and to sell the underlying products. There can be no assurance that we will enter into new distribution agreements or that we will be able to sell products under existing distribution agreements. Further, our current distribution agreements may be terminated on short notice. The loss of a software developer, manufacturer or independent music label could negatively affect our product offerings and, accordingly, our net sales. Similarly, a decrease in customer demand for such products could negatively affect our net sales.

The continued growth and breadth of our exclusive distribution business could be negatively affected if we fail to sign or renew distribution agreements with independent music labels.

     Our distribution business derives a portion of its sales from exclusive distribution agreements with independent music labels. Our future growth and success depend partly upon our ability to procure and renew these agreements and to sell the underlying recordings. In addition, we depend upon artists and labels to generate additional quality recordings. In order to procure future distribution agreements, we regularly evaluate new distribution opportunities with music labels. There can be no assurance that we will sign such music labels to distribution agreements or that we will be able to sell recordings under existing distribution agreements. Further, there can be no assurance that any current distribution agreements will be renewed. Similarly, a decrease in customer demand for such recordings could negatively affect our sales.

The loss of our founder could affect the depth, quality and effectiveness of our management team. In addition, if we fail to attract and retain qualified personnel, the depth, quality and effectiveness of our management team and employees could be negatively affected.

     Eric H. Paulson, our President, Chief Executive Officer and founder, has been with us since our inception in 1983. Mr. Paulson’s employment agreement extends through March 31, 2007, and the loss of or change in Mr. Paulson’s services to us could affect management’s ability to continue to effectively operate our business.

     Our ability to enhance and develop markets for our current products and to introduce new products to the marketplace also depends on our ability to attract and retain qualified management personnel. We compete for such personnel with other companies and organizations, many of which have substantially greater capital resources and name recognition than we do. If we are not successful in recruiting or retaining such personnel, it could have a material adverse effect on our business.

We may not be able to sustain the recent growth in our publishing segment.

     Our publishing business has grown significantly over the past three fiscal years. Our discussions of changes in financial position and results of operations of this business may not be indicative of future performance, and this segment’s financial results may significantly vary in future quarters as we integrate these new lines of business. As these new lines of business represent new opportunities and challenges, we may encounter difficulties in the operation of this segment that could negatively affect its financial condition and results of operation. Accordingly, there is no assurance that we will be able to continue to grow this segment of our business. Investors should not rely on the past performance of our publishing segment as an indicator of our future growth, and there can be no assurance that we will be able to successfully implement our publishing growth strategy.

We may not be successful in implementing our acquisition strategy, and future acquisitions could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating FUNimation or other acquired companies into our business, it could materially and adversely affect our financial condition and operating results.

     One of our growth strategies is the acquisition of complementary businesses. We may not be able to identify suitable acquisition candidates or, if we do, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we make acquisitions, a significant amount of our management’s time and financial resources may be required to complete the acquisition and integrate the acquired business, such as FUNimation, into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies that we anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential loss of customers or key employees of acquired businesses. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures they will be completed in a timely manner or achieve anticipated synergies, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could harm our financial condition or creditworthiness.

Our business is seasonal and variable in nature and, as a result, the level of sales and payment terms during our peak season could adversely affect our results of operations and liquidity.

     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 30.6%, 32.1% and 32.5% of our net sales for the fiscal years ended March 31, 2005, 2004 and 2003, respectively, and approximately 63.5%, 28.7% and 69.5% of our net income for the fiscal years ended March 31, 2005, 2004 (as Restated) and 2003, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or if we provide extended payment terms for sales during the holiday season or determine to increase our inventory levels to meet anticipated retail customer demand, our financial results and liquidity or could be negatively affected. In addition, our borrowing levels and inventory levels can increase substantially during this time. For example, during the 2004 holiday season, we increased our inventory of certain PC software products to satisfy potential retail customer demand for such products, which temporarily caused our inventory and borrowing levels to be higher than usual for us. In addition to seasonality issues, other factors contribute to the variability of our revenues and cash flows in both of our business segments on a quarterly basis. These factors include:

•	the popularity of the pre-recorded music, DVD and PC software titles released during the quarter;
•	product marketing and promotional activities;
•	the opening and closing of retail stores by our major customers;
•	payment terms offered to certain of our retail customers during the holiday season;
•	fluctuations of inventory levels;
•	the extension, termination or non-renewal of existing distribution agreements and licenses; and
•	general economic changes affecting the buying pattern of retailers, particularly those changes affecting consumer demand for home entertainment products and PC software.

If we fail to meet our significant working capital requirements or if our working capital requirements increase substantially, our business and prospects could be adversely affected.

     As a distributor and publisher, we purchase and license products directly from manufacturers and content developers for resale to retailers. As a result, we have significant working capital requirements, principally to acquire inventory, procure licenses and finance accounts receivable. Our working capital needs will increase as our inventory, licensing activities and accounts receivable increase in response to our growth. In addition, license advances, prepayments to enhance margins, investments, and inventory increases to meet customer requirements could increase our working capital needs. The failure to obtain additional financing or maintain working capital credit facilities on reasonable terms in the future could adversely affect our business. In addition, if the cost of financing is too expensive or not available, it could require a reduction in our distribution or publishing activities.

     We rely upon bank borrowings to fund our general working capital needs and it may be necessary for us to secure additional financing in the future depending upon the growth of our business and the possible financing of additional acquisitions. If we were unable to borrow under our credit facility or otherwise unable to secure sufficient financing on acceptable terms or at all, our future growth and profitability could be adversely affected.

Product returns or inventory obsolescence could reduce our sales and profitability or could negatively impact our liquidity.

     We maintain a significant investment in product inventory. Like other distribution companies operating in our industry, product returns from our retail customers are significant when expressed as a percentage of revenues. Adverse financial or other developments with respect to a particular supplier could cause a significant decline in the value and marketability of our products and could make it difficult for us to return products to a supplier and recover our initial product acquisition costs. Under such circumstances, our sales and profitability, including our liquidity, could be adversely affected. We maintain a sales return reserve based on our trailing twelve month sales returns by product line. There can be no assurance that our reserves will be adequate to cover potential returns.

We are subject to the risk that our inventory values may decline due to, among other things, changes in demand and that protective terms under our supplier agreements may not adequately cover the decline in values, which could result in lower gross margins or inventory write-downs.

     The demand for products that we sell and distribute is subject to rapid technological change, new and enhanced product specification requirements, consumer preferences and evolving industry standards. These changes may cause our inventory to decline substantially in value or to become obsolete which may occur in a short period of time. We generally are entitled to receive a credit from certain suppliers for products returned to us based upon the terms and conditions with those suppliers, including maintaining a minimum level of inventory of their products and limitations on the amount of product that can be returned and/or restocking fees. If major suppliers decrease or eliminate the availability of price protection or inventory returnability to us, such a change in policy could lower our gross margins or cause us to record inventory write-downs. We are also exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. As a result, these policies do not protect us in all cases from declines in inventory value or product demand. We offer no assurance that price protection or inventory returnability terms may not change or be eliminated in the future, that unforeseen new product developments will not materially adversely affect our revenues or profitability or that we will successfully manage our existing and future inventories.

     In our publishing business, prices could decline due to decreased demand and, therefore, there may be greater risk of declines in inventory value. To the extent that our publishing business has not properly reserved for inventory exposure or price reductions needed to sell remaining inventory, our profitability may suffer.

We have significant credit exposure and negative trends or other factors could cause us significant credit loss.

     We provide credit to our customers for a significant portion of our net sales. During the holiday season, certain of our retail customers may request and we may grant extended payment terms, which may require us to borrow additional amounts under our credit facilities. We are subject to the risk that our customers will not pay for the products they have purchased. This risk may increase if our customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectibility of our receivables, our earnings and cash flows could be adversely affected.

     In addition, from time to time, we may make loans to or invest in complementary businesses, such as our $2.5 million loan commitment to Mix & Burn, Inc., a start-up company developing a music listening and CD burning station. These business or investment opportunities may not be successful, which could result in the loss of our invested capital.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a decrease in net sales, which may cause our profitability to suffer.

     A significant portion of selling, general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant downturn in net sales, we may not be able to exit facilities, reduce personnel, improve business processes, reduce inventory or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Additionally, if management is not be able to implement such actions in a timely manner or at all to offset a shortfall in net sales and gross profit, our profitability would suffer.

Our distribution and publishing businesses operate in highly competitive industries and compete with large national firms. Further competition, among other things, could reduce our sales volume and margins.

     The business of distributing home entertainment and multimedia products is highly competitive. Our competitors in the distribution business include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Time-Warner, Sony/BMG Music Entertainment, EMI, Ingram Micro and Tech Data Corporation. Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Ventura, Madacy, Direct Source, Platinum Image, Topics, Vivendi and Disney. Many of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to:

•	obtain exclusive national distribution contracts and licenses with independent music labels and manufacturers;
•	obtain proprietary publishing rights with various rights holders and brand owners;
•	maintain our margins and volume;
•	expand our sales through a varied range of products and personalized services;
•	anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and
•	maintain operating expenses at an appropriate level.

     Our failure to perform adequately one or more of these tasks may materially harm our business.

     In addition, competition in the home entertainment and multimedia products industries is intense and is often based on price. Distributors generally experience low gross profit margins and operating margins. Consequently, our distribution profitability is highly dependent upon achieving effective cost and management controls and maintaining sales volumes. A material decrease in our gross profit margins or sales volumes would harm our financial results.

We depend on third party shipping and fulfillment companies for the delivery of our products.

     We rely almost entirely on arrangements with third party shipping and fulfillment companies, principally UPS and Federal Express, for the delivery of our products. The termination of our arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely basis from suppliers to us, or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and net sales. Furthermore, an increase in amounts charged by these shipping companies could negatively affect our gross margins and earnings.

We depend on a variety of systems for our operations, and a failure of these systems could disrupt our business and harm our reputation and net sales and negatively impact our results of operations.

     We depend on a variety of systems for our operations. These systems support our operating functions, including inventory management, order processing, shipping, receiving and accounting. Our recently implemented, new picking and shipping system, currently supports a portion of our business and we anticipate that all other product lines will be moved to this system. Any failures or significant downtime in our systems could prevent us from taking customer orders, printing product pick-lists, and/or shipping product. It could also prevent customers from accessing our price and product availability information.

     From time to time we may acquire other businesses having information systems and records, which may be converted and integrated into our information systems. This can be a lengthy and expensive process that results in a material diversion of resources from other operations. In addition, because our information systems are comprised of a number of legacy, internally-developed applications, they can be harder to upgrade and may not be adaptable to commercially available software. As our needs for technology evolve, we may experience difficulty or significant cost in upgrading or significant replacing our systems.

     We also rely on the Internet for a portion of our orders and information exchanges with our customers. The Internet and individual websites can experience disruptions and slowdowns. In addition, some websites have experienced security breakdowns. Our website could experience material breakdowns, disruptions or breaches in security. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information. This could cause us to lose business.

     We believe that customer information systems and product ordering and delivery systems, including Internet-based systems, are becoming increasingly important in the distribution of technology products and services. Although we seek to enhance our customer information systems by adding new features, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop competitive customer information systems or upgrade our current systems could cause our business and market share to suffer.

Technology developments, particularly in the electronic downloading arena, may adversely affect our net sales, margins and results of operations.

     Home entertainment products have traditionally been marketed and delivered on a physical delivery basis. If, in the future, these products are increasingly marketed and delivered through technology transfers, such as “electronic downloading” through the Internet or similar delivery methods, then our retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between suppliers to electronic retailers in traditional ways will intensify and likely negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in this delivery channel. If we are unable to develop necessary supplier relationships with electronic retailers or are unable to develop relationships to facilitate electronic downloading of home entertainment products, our business may be materially harmed.

Increased counterfeiting or piracy may negatively affect the demand for our home entertainment products.

     The recorded music and motion picture industries have been adversely affected by counterfeiting of audiocassettes, CDs and DVDs, piracy and parallel imports, and also by websites and technologies that allow consumers to illegally download and access music and video. Increased proliferation of these alternative access methods to these products could impair our ability to generate net sales and could cause our business to suffer.

We may not be able to successfully protect our intellectual property rights.

     We rely on a combination of copyright, trademark and other proprietary rights laws to protect the intellectual property we license. Third parties may try to challenge the ownership by us or our licensors of such intellectual property. In addition, our business is subject to the risk of third parties infringing on our intellectual property rights or those of our licensors and producing counterfeit products. We may need to resort to litigation in the future to protect our intellectual property rights or those of our licensors, which could result in substantial costs and diversion of resources and could have a material adverse effect on our business and competitive position.

Interruption of our business or catastrophic loss at any of our facilities could lead to a curtailment or shutdown of our business, which would reduce our net sales and earnings.

     We receive, manage and distribute our inventory from a centralized warehouse and distribution facility that is located adjacent to our corporate headquarters. An interruption in the operation of or in the service capabilities at this facility or our separate returns processing center as a result of equipment failure or other reasons could result in our inability to distribute products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage at such facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers and our relationship with such customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. We may experience a shutdown of our facilities or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

Future terrorist or military actions could result in disruption to our operations or loss of assets, in certain markets or globally.

     Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, or other disruptions in our business, which could negatively affect our operating results. We do not carry insurance covering such terrorist or military actions, and even if we were to seek such coverage and such coverage were available, the cost likely would not be commercially reasonable.

Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.

     In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the NASDAQ listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused and will continue to cause our general and administrative costs to increase. Although we have not experienced any claims, insurers have increased and are likely to continue to increase premiums as a result of the high claims rates they have incurred with other companies over the past year, and so our premiums for our directors’ and officers’ insurance policies are likely to increase. Changes in the accounting rules and auditing standards, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we incur and report under generally accepted accounting principles and adversely affect our operating results.

Any material weakness or significant deficiency in our internal controls may adversely affect our ability to report our financial results on a timely and accurate basis.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report on management’s evaluation as well as evaluate our internal control structure and procedures. As a result of this process we have identified certain material weaknesses in our internal controls over financial reporting and we have taken steps to address these material weaknesses.

           However, if we are unable to successfully address these material weaknesses, or if any other material weaknesses are identified in the future which we are unable to successfully address, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Risks Relating to the FUNimation Business

A substantial portion of FUNimation’s revenues typically derive from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.

          FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, the Dragon Ball properties accounted for $57.3 million, $61.9 million and $47.1 million, or 90%, 76%, and 65%, of FUNimation’s net sales for the years ended December 31, 2002, 2003 and 2004, respectively. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.

          During the years ended December 31, 2002, 2003 and 2004, 95%, 92% and 82% of FUNimation’s revenues, respectively, were derived from sales of products under multiple licensing arrangements with two licensors. The loss of any of these licensing relationships could have a material negative effect on FUNimation’s revenues.

FUNimation’s success depends upon retaining the services of key FUNimation personnel.

          For the foreseeable future, we will place substantial reliance upon the personal efforts and abilities of Gen Fukunaga, the President and one of the founders of FUNimation. Mr. Fukunaga has entered into a five-year employment agreement with FUNimation Productions, Ltd. However, the loss of his services could materially and adversely affect FUNimation’s business, and could affect our financial condition and operating results. We cannot assure you that we would be able to find an appropriate replacement for Mr. Fukunaga if the need should arise.

     FUNimation’s ability to enhance and develop its markets for its current products and to introduce new products to the marketplace also depends on its ability to attract and retain qualified management personnel. FUNimation competes for such personnel with other companies and organizations, some of which have substantially greater capital resources and name recognition than FUNimation. If FUNimation is not successful in recruiting or retaining such personnel, it could have a material adverse effect on its business.

FUNimation’s business is dependent on a few customers, and a loss of any of these customers could have a material adverse effect on its revenues and profitability.

     During the year ended December 31, 2004, sales to four customers, Anderson Merchandisers, The Musicland Group, Goldhil Home Media International and Best Buy, represented approximately 28%, 16%, 16% and 12% of FUNimation’s gross wholesale and retail sales, respectively, and in the aggregate, approximately 72% of FUNimation’s gross wholesale and retail sales. In addition, one licensor made up approximately 80% of FUNimation’s license and royalty revenue for such year. Revenue from this licensor included $10.0 million relating to a contract effective as of December 2004 and that is reflected in accounts and royalties receivable at December 31, 2004 in accordance with SOP 00-2 American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films. During the year ended December 31, 2003, sales to three customers, Anderson Merchandisers, The Musicland Group and Goldhil Home Media International, accounted for approximately 28%, 23% and 21% of FUNimation’s gross wholesale and retail sales, respectively, and, in the aggregate, approximately 72% of FUNimation’s gross wholesale and retail sales. If FUNimation is unable to continue to sell its products to all or any of these customers or is unable to maintain its sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on its revenues and profitability.

FUNimation’s revenues are dependent on consumer preferences and demand.

     FUNimation’s business and operating results substantially depend upon the appeal of its properties, product concepts and programming to consumers, including the popularity of anime in the United States market and trends in the toy, game and entertainment businesses. A decline in the popularity of its existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on FUNimation’s business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing and are difficult to predict and can vary from months to years and entertainment properties often have short life cycles. There can be no assurances that:

•	any of FUNimation’s current properties, product concepts or programming will continue to be popular for any significant period of time;
•	any new properties, product concepts or programming FUNimation represents or produces will achieve an adequate degree of popularity; or
•	any property’s life cycle will be sufficient to permit FUNimation to profitably recover advance payments, guarantees, development, marketing, royalties and other costs.

     FUNimation’s failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on FUNimation’s revenues, profitability and results of operations. In addition, changes in consumer preferences may cause its revenues and net income to vary significantly between comparable periods.

FUNimation has significant credit exposure. Negative trends and other factors could cause it significant credit loss.

     As of December 31, 2003 and 2004, two and four customers made up 81% and 80% of FUNimation’s gross accounts receivable, respectively. FUNimation is subject to the risk that its customers will not pay for the products they have purchased or licensed. This risk may increase if FUNimation’s customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectibility of FUNimation’s receivables, FUNimation’s earnings and cash flows could be adversely affected.

FUNimation’s revenues are substantially dependent on television exposure for its licensed properties.

     The ability for certain anime and children’s entertainment content to gain television exposure is an important promotional vehicle for home video sales and licensing opportunities. To the extent that FUNimation’s content is not able to gain television exposure, sales of these products could be limited. Similarly, demand for properties broadcast on television generally is based on television ratings. In addition, FUNimation does not own the broadcast rights for some of its properties, so it depends on third parties to secure or renew broadcast rights for such content. A decline in television ratings or programming time of FUNimation’s licensed properties could adversely affect FUNimation’s revenues.

Excessive product returns or inventory obsolescence could significantly reduce FUNimation’s revenues or profitability.

     FUNimation maintains a significant investment in product inventory. FUNimation’s product returns are significant when expressed as a percentage of revenues. FUNimation maintains a sales return reserve, which is determined in part based on historical returns. Actual sales returns could be higher or lower than FUNimation’s estimated sales returns due to, among other reasons, changes in consumer preferences and demand. If actual returns are significantly higher than FUNimation’s estimates for potential returns, FUNimation’s sales return reserve may be inadequate and, as a result, its operating results and financial condition could be affected adversely.

     In FUNimation’s home video distribution business, it is possible that prices will decline due to decreased demand and, therefore, there may be greater risk of declines in inventory value. To the extent that FUNimation, as a result of changes in consumer preferences, technological advances, or other factors, has not properly reserved for inventory exposure or price reductions needed to sell remaining inventory, its profitability may suffer.

FUNimation may experience significant fluctuations in operating results resulting from management judgments.

     FUNimation recognizes revenue upon meeting the recognition requirements of SOP 00-2. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by FUNimation’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided at the time of sale.

     Significant management judgments must be made and used in connection with the revenue recognized in any FUNimation accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management made different judgments.

FUNimation’s business operates in a highly competitive industry and its business could be negatively affected if it fails to sign or renew licenses of attractive content.

     FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive children’s anime and children’s entertainment content and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as AD Vision, 4Kids Entertainment, VIZ and Geneon and Japanese rights holders operating in the United States. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Disney and Time Warner. Many of FUNimation’s competitors have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.

If FUNimation fails to meet its significant working capital requirements, its ability to license and distribute future content or finance accounts receivable could be negatively affected.

     As a licensor and distributor, FUNimation acquires certain rights to properties directly from Japanese rights holders of anime and other children’s entertainment content providers. As a result, FUNimation has significant working capital requirements, principally to finance inventory, accounts receivable and licensing acquisitions. FUNimation’s working capital needs will increase as its inventory, licensing activities and accounts receivable increase in response to its growth. The failure to obtain financing on acceptable terms or at all in the future could adversely affect FUNimation’s business.

FUNimation may not be able to successfully protect its intellectual property rights.

     FUNimation relies on a combination of copyright, trademark and other proprietary rights laws to protect its rights to the intellectual property it licenses. Third parties may try to challenge the ownership by FUNimation or its licensors of such intellectual property. In addition, FUNimation’s business is subject to the risk of third parties producing counterfeit products or infringing upon its intellectual property rights or those of its licensors. FUNimation may need to resort to litigation in the future to protect the intellectual property rights or those of its licensors, which could result in substantial costs and diversion of resources and could have a material adverse effect on FUNimation’s business and competitive position.

FUNimation’s business depends in part on the Internet, and a failure of this system could disrupt and harm FUNimation’s business.

     FUNimation relies on the Internet for a portion of its orders and information exchanges with customers and the general public. The Internet and individual websites can experience disruptions and slowdowns. In addition, some websites have experienced security breakdowns. To date, FUNimation’s websites have not experienced any material breakdowns, disruptions or breaches in security, but it cannot assure that this will not occur in the future. If FUNimation were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm FUNimation’s relationship with its customers or suppliers. Disruption of the websites or the Internet in general could impair FUNimation’s order processing or, more generally, prevent customers and suppliers from accessing information. This could cause FUNimation to lose business.

Interruption of FUNimation’s business or catastrophic loss at any of its facilities or its production masters could lead to a curtailment or shutdown of its business.

     An interruption in FUNimation’s operations could result in its inability to produce its content, which would reduce its revenues and earnings. In the event of a stoppage, even if only temporary, or if FUNimation experiences a delay as a result of events that are beyond its control, its business could be severely affected. FUNimation’s facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. FUNimation may experience a shutdown of its facilities or periods of reduced production as a result of equipment failure or catastrophic loss, which could have a material adverse effect on FUNimation’s business, results of operations or financial condition.

FUNimation depends on third party shipping and fulfillment companies for the delivery of its products.

     FUNimation relies almost entirely on arrangements with third party shipping and fulfillment companies, principally UPS and Federal Express, for the delivery of its products. The termination of arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely basis from suppliers to FUNimation, or products from it to its reseller customers or their end-user customers, could disrupt FUNimation’s business and harm its reputation and net sales.

Increased counterfeiting or piracy may negatively affect the demand for FUNimation’s home entertainment products.

     The home entertainment industry has been adversely affected by counterfeiting of home videos, piracy and parallel imports, as well as by websites and technologies that allow consumers to illegally download and access music and video content. Increased proliferation of these alternative access methods to these products could impair FUNimation’s ability to generate revenues and could cause its business to suffer.

Future terrorist or military actions could result in disruption to FUNimation’s operations or loss of assets, in certain markets or globally.

     Future terrorist or military actions, in the U.S. or abroad, could result in the destruction or seizure of assets or suspension or disruption of FUNimation’s operations. Additionally, such actions could affect the operations of FUNimation’s suppliers or customers, resulting in a loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, or other disruptions in FUNimation’s business, which could negatively affect its operating results. FUNimation does not carry insurance covering such terrorist or military actions, and even if it were to seek such coverage and such coverage were available, the cost likely would not be commercially reasonable.

Risks Relating to Indebtedness

The level of our indebtedness could adversely affect our financial condition.

     Following completion of the FUNimation acquisition, we have significant debt service obligations. As of May 31, 2005, our total indebtedness under our credit agreement is $140.0 million. We also have the ability to borrow an additional $25.0 million under this credit agreement.

     The level of our indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to other indebtedness;
•	increase our vulnerability to adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;
•	restrict us from making strategic acquisitions, acquiring new content or exploring other business opportunities;
•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;
•	place us at a disadvantage compared to our competitors that have less indebtedness; and
•	limit our flexibility in planning for, or reacting to, changes in our business and industry.

We may be unable to generate sufficient cash flow to service our debt obligations.

     Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreement in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

     We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition at the time;
•	restrictions in our credit agreement or other outstanding indebtedness; and
•	other factors, including the condition of the financial markets or the distribution and publishing markets.

     As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

We may be able to incur additional indebtedness, which could further exacerbate the risks associated with our current indebtedness level.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit facility contains restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. Our revolving working capital credit facility provided pursuant to a credit agreement, permits total borrowings of up to an additional $25.0 million. In addition, our credit agreement will not prevent us from incurring certain other obligations. If we and our subsidiaries incur additional indebtedness or other obligations, the related risks that we and they face could be magnified.

Our credit agreement contains significant restrictions that limit our operating and financial flexibility.

     Our credit agreement requires us to maintain specified financial ratios, and we may be unable to meet such ratios. All of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.

Most of our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will adversely affect our leveraged capital structure.

     Our debt service requirements will be impacted by changing interest rates as we have, as of May 31, 2005, $140.0 million of variable interest rate debt. A 100-basis point change in LIBOR would cause our projected annual interest expense to change by approximately $1.4 million. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.

Other Risks

      The foregoing is not a complete description of all risks relevant to our future performance, and the foregoing should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future. We undertake no obligation to release publicly any revision to the foregoing or any update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Properties

     Our corporate headquarters are located in the Minneapolis suburb of New Hope, Minnesota. We operate our corporate offices, the offices for our distribution business, a significant portion of our warehousing and shipping and the majority of our manufacturing and assembly functions from this location. Our headquarters consist of 281,625 square feet of combined office and warehouse space situated on three contiguous properties. These properties include approximately 35,000 square feet of office space; approximately 40,000 square feet of space utilized in the manufacturing and assembly of new products; and approximately 205,000 square feet of space devoted to warehousing, product picking and shipping. Approximately 80,000 square feet of our corporate headquarters is leased through 2010 and the remaining space is leased through 2019.

     Our product returns processing facility is located in the Minneapolis suburb of Brooklyn Center which consists of approximately 65,000 square feet of warehouse space that is leased through November 2005. We also operate a satellite sales office in Bentonville, Arkansas which resides in 2,000 square feet of office space that is leased through February 2007. The present aggregate monthly rent for our headquarters facility and these additional two additional locations is $146,701.

     Our publishing business operates its offices in several locations. Encore operates its offices out of approximately 13,000 square feet of leased office space located in Los Angeles, California. Encore’s lease to this facility expires in May 2010 and its monthly rent is currently $25,771. BCI operates its offices out of 6,534 square feet of leased office space located in Newbury Park, California. BCI’s lease to this facility expires in March 2007 and its monthly rent is currently $7,373.

     FUNimation currently operates its offices and certain of its operations out of two locations. The first consists of 15,681 square feet of office space in Fort Worth, Texas that is leased for $11,107 per month through July of 2009. The second facility consists of 20 acres of real property located in Decatur, Texas that is owned by The FUNimation Store, Ltd. This Decatur, Texas property includes two warehouse buildings and one combined warehouse/office/retail building that are owned by The FUNimation Store, Ltd. Approximately 3,000 square feet of office/retail space located at this facility is leased to a third party.

     We believe that our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.

Item 3. Legal Proceedings

     In the normal course of our business, we are involved in a number of litigation matters that, other than the matters described immediately below, are incidental to the operation of our business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believe that the resolution of any of these pending matters will not have a material adverse effect on our financial position or liquidity, but an adverse decision in more than one of the matters could be material to our consolidated results of operations.

     ValueVision Media, Inc. v. Navarre Corporation

     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against the Navarre Corporation in Hennepin County District Court for the State of Minnesota, alleging among other things that the Navarre breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to our Form 10-K for the year ended March 31, 1997.

     On August 9, 2004, Navarre answered the Complaint, denied liability and asserted defenses. Among other defenses, we believe that ValueVision’s alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio’s initial public offering. In addition, at the time the NetRadio registration statement was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of the NetRadio registration statement.

     On December 17, 2004, Navarre commenced a third-party action against Gene McCaffrey. Navarre alleges that, if ValueVision’s claims are correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to Navarre, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability. In addition, Navarre and ValueVision stipulated that Navarre could assert a counterclaim against ValueVision, but ValueVision did not waive any defenses or rights by so stipulating.

     On or about January 21, 2005, the Court approved the parties’ stipulation for Navarre to assert its counterclaim against ValueVision, and on January 26, 2005, Navarre served and filed its counterclaim. ValueVision’s reply to the counterclaim is due on or about February 15, 2005.

     The parties are in the process of conducting discovery. All parties have scheduled hearings for summary judgment. The case is currently scheduled for trial during the court’s November 2005 trial block. We intend to vigorously defend against the claims asserted by ValueVision and pursue our claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.

     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleges that BCI and others sold unlicensed records in connection with their karaoke related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleges that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserts the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound seeks damages, including punitive damages, of not less than $195 million dollars plus trebled actual damages, injunctive relief, pre- and post- judgment interest, costs, attorney’s fees and expert fees.

     BCI intends to deny the allegations of the Complaint and assert all available and appropriate affirmative defenses. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.

     Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.

     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the case described above. However, Sybersound has named Navarre Corporation in this case in addition to BCI Eclipse, LLC.

     Sybersound claims that the alleged misconduct constitutes tortious interference with economic interests, and seeks damages of not less than $5,745,000, plus punitive damages in the amount of $800,000, plus injunctive relief against certain of the defendants other than Navarre and BCI.

     Navarre and BCI Eclipse Company, LLC intend to deny liability and damages and to vigorously defend against Sybersound’s claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.

     Faulconer Productions Music Corp. v. FUNimation Productions, Inc. et al.

     Faulconer Productions Music Corporation (FPMC) filed a lawsuit in the U.S. District Court for the Eastern District of Texas on September 24, 2003 alleging that FUNimation Productions, Ltd. and certain other defendants fraudulently induced it to enter into contracts pursuant to which FUNimation had commissioned it to compose music for certain television episodes. FPMC also claims that it owns all copyrights in the music and that FUNimation has infringed upon its music copyrights. FPMC is asserting state law claims for fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, negligence, breach of contract, unjust enrichment, breach of the duty of good faith and fair dealing, conspiracy to commit fraud, and a host of similar claims related to a proposed settlement agreement related to this case. FPMC seeks damages of approximately $13.0 million.

     FUNimation instituted an action against FPMC and Bruce Faulconer, a principle of FPMC, in the U.S. District Court for the Northern District of Texas. These two cases were consolidated in the Eastern District of Texas. FUNimation asserts claims for trademark and copyright infringement, passing off, and breach of contract. Actual damages have not yet been calculated. FUNimation also seeks attorneys’ fees on the copyright infringement and contract claims and in connection with the defense of FPMC’s copyright infringement claims.

     FUNimation has filed a motion to dismiss all fraud-based, breach of the duty of good faith and fair dealing, negligent misrepresentation, and negligence claims. Additionally, this motion to dismiss seeks the dismissal of all claims relating to the individual defendants. FPMC’s response to this motion to dismiss is due on June 28, 2005.

     We intend to vigorously defend against the claims asserted against FUNimation and to pursue our claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

     Aviva Partners LLC, individually on behalf of all other similarly situated, v. Navarre Corporation, Eric H. Paulsen and James Gilbertson

     Aviva Partners LLC individually and on behalf of all others similarly situated (“Plaintiffs”) filed this putative class action lawsuit on June 13, 2005 in the United States District Court for the District of Minnesota, as Case Number 05-1151 (PAM/RLE). Plaintiffs allege that this is a federal class action lawsuit on behalf of all those who purchased or otherwise acquired securities in the Company between July 23, 2003 and May 31, 2005. Plaintiffs allege among other things, that the Company, its chief executive officer, and its chief financial officer violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles, which benefited Company insiders, including the individual defendants. Plaintiffs further allege the company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs allege violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act’) and Rule 10(b)5 promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.

     Plaintiffs seek certification of the action as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and expert fees.

     Neither the Company nor the individual defendants have yet been served with the Complaint, so the date for a response has not yet been determined. The Company intends to vigorously defend against Plaintiffs claims. Because of the status of the proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchase of Equity Securities

     Price Range of Common Stock

     Our common stock, no par value, is traded on The NASDAQ Stock Market under the symbol “NAVR”. The following table presents the range of high and low closing sale prices for our stock for each period indicated as reported on The NASDAQ Stock Market. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Quarter	High	Low

Fiscal 2005	First	$14.39	$5.84
	Second	16.37	12.65
	Third	18.13	14.27
	Fourth	19.02	6.68

Fiscal 2004	First	$2.37	$1.67
	Second	3.00	1.96
	Third	7.13	2.74
	Fourth	7.44	5.85

     Holders and Dividends

     At June 15, 2005, we had an estimated 700 common shareholders of record and an estimated 9,975 beneficial owners whose shares were held by nominees or broker dealers. We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.

     Equity Compensation Plan Information

     We adopted our 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for us by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of our economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also our employees as well as our non-employee directors, consultants and independent contractors or employees of any of our subsidiaries. A maximum number of 5,224,000 shares and 1,000,000 shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders. These Plans terminate in 2006 and 2014.

     We are authorized to grant stock options and restricted stock grants under the Plans. Options generally vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six to ten years from the date of grant, subject to early termination upon death, disability or termination of employment. Performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.

     On April 1 of each year, each director who is not an employee of Navarre is granted an option to purchase 6,000 shares of common stock under the Plans, at a price equal to fair market value. These options are designated as non-qualified stock options and are subject to the same terms and provisions as are then in effect with respect to granting of non-qualified stock options to salaried officers and key employees of Navarre. These options vest in increments of 20% of the original option grant beginning one year from the date of grant and expire six years from the date of grant.

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

The following table below presents our Equity Compensation Plan information:

Plan Category	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options,	warrants and rights	future issuance under equity
	warrants and rights		compensation plans
(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,787,800	$7.24	771,854

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,787,800	$7.24	771,854

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report on Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 which have been audited by Grant Thornton LLP (year ended March 31, 2005) and Ernst & Young LLP (for the remaining periods).

(In thousands, except per share data)

	Fiscal Years ended March 31,

	2005	2004	2003	2002	2001
		(Restated)

Statement of operations data:
Net sales	$596,263	$470,877	$356,816	$303,817	$314,199
Gross profit, exclusive of depreciation and amortization	91,112	58,021	45,475	32,893	37,421
Income (loss) from operations	12,334	7,697	4,005	521	(2,364)

Interest expense	(778)	(378)	(194)	(173)	(223)
Other income (expense)	500	(456)	447	884	2,000
Net income (loss) before tax	12,056	6,863	4,321	2,712	(10,925)
Tax benefit	492	583	—	—	—

Net income (loss)	$12,548	$7,446	$4,321	$2,712	$(10,925)
Earnings (loss) per common share:
Basic	$.47	$.33	$.20	$.12	$(.47)
Diluted	$.44	$.31	$.20	$.12	$(.47)
Weighted average shares outstanding:
Basic	26,830	22,780	21,616	22,553	25,137
Diluted	28,782	24,112	21,841	22,575	25,137

Balance sheet data:
Total assets	$197,802	$154,837	$109,665	$87,368	$93,918
Short-term borrowings	—	651	805	—	—
Long-term debt	237	—	268	—	—
Shareholders’ equity	80,706	54,118	28,671	24,350	24,350

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Our business is divided into two business segments – Distribution and Publishing. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.

     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. Our customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.

     Through our distribution business we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide us with PC software, CD audio, DVD and VHS video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.

     Through our publishing business we own or license various PC software, CD audio, and DVD and VHS video titles. Our publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution business. Our publishing business currently consists of Encore, BCI and FUNimation. Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime and children’s animation content provider in the United States.

Restatements

     In June 2005, our management, after consultation with the Audit Committee of the Board of Directors, determined that our consolidated financial statements for the third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 should no longer be relied upon. As a result of the fiscal year 2005 audit, it was determined that expenses related to the incentive-based deferred compensation of our Chief Executive Officer should have been recorded in the third fiscal quarter of 2004 and first fiscal quarter of 2005. As a result, additional expenses and accrued liabilities of $1.5 million and $2.2 million were recorded in these quarters, respectively. These expenses were determined in accordance with the provisions of the Chief Executive Officer’s 2001 employment agreement.

     It was also determined that our deferred tax benefit recorded in the third fiscal quarter of 2005 was improperly included in income and should have increased common stock. Consequently, the tax benefit of

$2.4 million recognized during the third fiscal quarter of 2005 was reduced and common stock increased by the same amount.

     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock.

Executive Summary

     Fiscal 2005 was another year of growth for Navarre Corporation. Our consolidated net sales for fiscal 2005 increased 26.6% to $596.3 million compared to $470.9 million in fiscal 2004. This growth was achieved through increases in all of our product groups. Our gross profit increased to $91.1 million or 15.3% of net sales for fiscal 2005 compared with $58.0 million or 12.3% of net sales for fiscal 2004. The increase in gross margin percent for 2005 was primarily due to the continued expansion of our higher margin publishing segment.

     Total operating expenses for fiscal 2005 were $78.8 million or 13.2% of net sales, compared with $50.3 million or 10.7% of net sales for fiscal 2004. We incurred an increase in expenses during fiscal 2005 due to compensation expense of $5.8 million that resulted from our acquisition of the remaining twenty percent ownership position in Encore, incentive-based deferred compensation expense of $2.5 million related to our CEO’s employment agreement, expense of $1.2 million related to Sarbanes-Oxley Act of 2002 compliance, and FUNimation transaction expenses of $578,000. Additionally, certain operating expenses (information technologies, warehouse expenses and freight charges) were approximately 0.6% above our prior year percent of net sales. This increase was primarily due to the building of a new warehouse and certain improvements to our warehouse operating systems during fiscal 2005. We expect these certain operating expenses to trend to our historical averages and management intends to focus on obtaining further efficiencies in fiscal 2006. Net income for fiscal 2005 increased to $12.5 million or $0.44 per diluted share compared to $7.4 million or $0.31 per diluted share for last year.

     We acquired the general and limited partnership interests of FUNimation in May 2005. This acquisition resulted in a substantial increase in our debt level, but has the potential to add substantial revenues and profits to our publishing business in fiscal 2006. We expect this segment to grow during fiscal 2006 with the addition of business generated through this acquisition.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to customer programs and incentives, product returns, bad debt, inventories, long-lived assets including intangible assets, goodwill, income taxes, contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues have represented less than 10% of total net sales for fiscal 2005, 2004 and 2003. Under specific conditions, we permit our customers to return products. We record a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of the our average historical gross profit percent against averages sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Our actual sales return rates have averaged between 13% to 17% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.

     Our distribution customers at times qualify for certain price protection benefits from our vendors. We serve as an intermediary to settle these amounts between vendors and customers. We account for these amounts as reductions of revenues with corresponding reductions in cost of sales.

     Our publishing business at times provides certain price protection, promotional monies, volume rebates and other incentives to customers. We record these amounts as reductions in revenue.

Allowance for Doubtful Accounts

     We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We make estimates of the uncollectibility of our accounts receivable, including advances and balances with independent labels. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. Our largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent and has diminished slightly over the last few years, but can be material when they occur. Although credit losses relating to customers consistently have been within management’s expectations, if circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

Goodwill Impairment

     We review goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We have no goodwill associated with our distribution segment, while our publishing segment has goodwill. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. Our goodwill consisted of $ 9.8 million and $10.4 million as of March 31, 2005 and 2004, respectively. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. If our results from operations deteriorate considerably and are not consistent with our assumptions, we may be exposed to a material impairment charge.

Inventory Valuation

     Our inventories are recorded at the lower of cost or market. We use certain estimates and judgments to properly value inventory. We monitor our inventory to ensure that we properly identify inventory items that are slow-moving and non-returnable, on a timely basis. The primary risk in our distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. The primary risk in our publishing business is that certain products may run out of shelf life and be returned. Generally, these products can be sold in bulk to a variety of liquidators. We establish reserves for the difference between carrying value and estimated realizable value in the periods when we first identify the lower of cost or market issue. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the determination is made.

Income Taxes

     Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried no valuation allowance against our net deferred tax assets at March 31, 2005 and a valuation allowance of $7.2 million at March 31, 2004. We expect to operate on a fully taxable basis for fiscal 2006.

Contingencies and Litigation

     There are various claims, lawsuits and pending actions against us incidental to our operations. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe that the ultimate resolution of these actions will not have a material adverse effect on our consolidated financial statements (see Note 16 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to these actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.

Results of Operations

     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Fiscal Years Ended March 31,
	2005	2004 (Restated)	2003
Net sales:
Distribution	93.4%	94.4%	99.0%
Publishing	16.1	9.8	4.1
Elimination of sales	(9.5)	(4.2)	(3.1)

Total net sales	100.0	100.0	100.0
Cost of sales — exclusive of depreciation and amortization	84.7	87.7	87.3

Gross profit	15.3	12.3	12.7

Selling and marketing	3.7	3.6	3.9
Distribution and warehousing	1.5	1.3	1.5
General and administrative	7.5	5.4	5.6
Depreciation and amortization	0.6	0.4	0.6

Total operating expenses	13.3	10.7	11.6

	Fiscal Years Ended March 31,
	2005	2004 (Restated)	2003
Income from operations	2.0	1.6	1.1

Interest expense	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	—
Debt extinguishment	—	(0.2)	—
Other income (expense), net	—	—	0.2

Tax benefit	0.1	0.1	—

Net income	2.1%	1.5%	1.2%

     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon bank borrowings, obtaining additional financing when required, dependency upon software developers and manufacturers, dependency upon recording artists, risks of returns and inventory obsolescence, effect of technology developments, effect of free music downloads, change in retailers methods of distribution and the possible volatility of our stock price. See “Business — Forward-Looking Statements / Important Risk Factors” in Item 1 of this Form 10-K.

Distribution Segment

     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.

Fiscal 2005 Results Compared With Fiscal 2004 (Restated)

     Net Sales

     Net sales for the distribution segment were $556.9 million (before intercompany eliminations) for fiscal 2005 compared to $444.7 million (before intercompany eliminations) for fiscal 2004. The 25.2% increase in net sales for fiscal 2005 was primarily due to increases in the software and video games product groups. Sales increased in the software product group to $399.3 million for fiscal 2005 compared to $311.9 million for fiscal 2004. The increase in net sales in this product group was primarily due to continued increases in a variety of software categories, including internet security utility products where sales remained strong due to continued demand. Major label music and DVD video increased to $62.8 in fiscal 2005 compared to $49.3 in fiscal 2004. The increase in net sales in this product group was primarily due to the addition of new customers and store openings of existing customers. Video games increased to $30.1 million in fiscal 2005 compared to $21.8 million in fiscal 2004 due to an increase in penetration of our existing customer base. Independent music increased to $64.7 million in fiscal 2005 compared to $61.7 million in fiscal 2004 due to additional growth from catalog product sales as well as sales resulting from new label relationships. Future sales increases will be dependent upon our ability to continue to add new, appealing products.

     Gross Profit

     Gross profit for the distribution segment was $59.8 million or 10.7% of net sales for fiscal 2005 compared to $48.7 million or 11.0% of net sales for fiscal 2004. The slight decrease in gross profit as a percent of net sales for fiscal 2005 was due to higher sales of products with lower gross margins, such as video games. We typically incur lower operating costs as a result of the “one-way” terms of sales related to the video games category. As sales in the video games product category increase, as a portion of our total net sales, we anticipate a continued reduction in our overall gross margin. We expect gross profit to fluctuate depending upon the make-up of product sold in each quarter. To the extent we continue to grow the distribution segment’s share of legacy products from large vendors at a rate faster than certain entertainment products from the smaller vendors, we would expect an overall margin decrease.

     Operating Expenses

     Total operating expenses for the distribution segment were $61.4 million or 11.0% of net sales for fiscal 2005 compared to $39.2 million or 8.8% of net sales for fiscal 2004.

     Overall, certain operating expenses increased in fiscal 2005; particularly, information technology, freight and warehouse expenses related to the new warehouse and certain warehouse operating systems. The increased expense incurred in these areas was due to movement of product between warehouses, expedited freight to customers in connection with the transition to the new warehouse and information technology systems, warehouse labor costs related to additional movement of product, information technology programming labor and programming costs, and the building of racks. These operating expenses were approximately 0.6% higher during fiscal 2005 than during the prior fiscal year. We expect these costs to trend down as a percentage of net sales as we focus on creating overall efficiencies during fiscal 2006.

     Selling and marketing expenses for the distribution segment were $14.4 million or 2.6% of net sales for fiscal 2005 compared to $10.4 million or 2.3% of net sales for fiscal 2004. The increase in selling and marketing expenses for fiscal 2005 is primarily a result of costs increasing in relation to increased net sales and higher freight costs incurred during the transition to the new warehouse.

     Distribution and warehousing expenses for the distribution segment were $8.8 million or 1.6% of net sales for fiscal 2005 compared to $6.0 million or 1.3% of net sales for fiscal 2004. The increase in distribution and warehousing expense was primarily due to the new warehouse and implementation of the new warehouse operating system. We expect to generate overall efficiencies for fiscal 2006 as the new systems become further integrated into our operations.

     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $36.4 million or 6.5% of net sales for fiscal 2005 compared to $21.4 million or 4.8% of net sales for fiscal 2004. The increase in general and administration expenses was primarily due to compensation expense of $5.8 million to acquire the remaining twenty percent ownership position in Encore, incentive-based deferred compensation expense of $2.5 million related to the CEO’s employment agreement, expense of $1.2 million related to Sarbanes-Oxley Act of 2002 compliance, and FUNimation transaction expenses of $578,000.

     Depreciation and amortization for the distribution segment was $1.8 million for fiscal 2005 compared to $1.3 million for fiscal 2004. This increase is due to the new warehouse and warehouse systems.

     We had a net operating loss for the distribution segment of $1.7 million for fiscal 2005 compared to net income of $9.6 million for fiscal 2004.

Fiscal 2004 (Restated) Results Compared With Fiscal 2003

     Net Sales

     Net sales for the distribution segment were $444.7 million (before intercompany eliminations) for fiscal 2004 compared to $353.3 million (before intercompany eliminations) for fiscal 2003. The 25.9% increase in net sales for fiscal 2004 was principally due to strong increases in sales across all of our distribution product groups. In particular, software sales continued to expand its market share presence across all categories. Internet security and anti-virus products remained strong in light of continued virus outbreaks. Sales increased in this product group to $311.9 million during fiscal 2004 from $260.6 million in fiscal 2003. Major label music, DVD video and video games grew to $71.1 million in fiscal 2004 from $35.1 million in fiscal 2003, due to the combinations of increased publisher and customer rosters and from strong releases throughout the year. Independent music grew to

$61.7 million in fiscal 2004 from $57.6 million in fiscal 2003, due to its increased label and artist roster and its continued focus on catalog sales.

     Gross Profit

     Gross profit for the distribution segment was $48.7 million or 11.0% as a percent of net sales for fiscal 2004 compared to $39.7 million or 11.2% as a percent of net sales for fiscal 2003. The decrease in gross profit as a percent of net sales for fiscal 2004 was due to lower margins from the growth of our video game distribution segment. Video game distribution generally has a lower margin throughout the industry, however, video games are sold on a one-way basis with no returns permitted; therefore, the lower handling costs of the product offset some of the lower margins as it relates to overall profitability. In addition, we experienced lower margins with the continuation of the expansion of our market share in software categories such as business and productivity which generally have lower gross margins as much of the product is considered legacy product; however, these product categories tend to sell at higher dollar price points and generally have fewer returns. We experienced higher margins from sales of independent music in fiscal 2004 due to our continuing efforts to sign new labels at higher distribution rates.

     Operating Expenses

     Total operating expenses for the distribution segment were $39.2 million or 8.8% as a percent of net sales for fiscal 2004 compared to $35.7 million or 10.1% as a percent of net sales for fiscal 2003.

     Selling and marketing expenses for the distribution segment were $10.4 million or 2.3% as a percent of net sales for fiscal 2004 compared to $11.1 million or 3.2% as a percent of net sales for fiscal 2003. The decrease for fiscal 2004 resulted from our improved efforts to reduce freight costs. Freight cost, as a percent of sales, decreased to 1.4% in fiscal 2004 compared to 1.8% in fiscal 2003. Additionally, we recorded an expense of $680,000 in fiscal 2003 in connection with the write-off of specialty product display sales racks.

     Distribution and warehousing expenses for the distribution segment were $6.0 million or 1.3% as a percent of net sales for fiscal 2004 compared to $5.5 million or 1.6% as a percent of net sales for fiscal 2003. The decrease as a percentage of net sales resulted from overall improved efficiency of warehousing expenses such as “one-way” video game business, higher priced software categories such as business and productivity, and in part, efficiencies associated with a higher level of sales.

     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $21.4 million or 4.8% as a percent of net sales for fiscal 2004 compared to $17.8 million or 5.0% as a percent of net sales for fiscal 2003. The increase in general and administrative expenses for fiscal 2004 resulted from incentive-based deferred compensation expense of $1.5 million related to the CEO’s employment agreement, a non cash charge of $705,000 for stock-based compensation relating to the vesting of option shares exercisable under option agreements for certain key employees, an increase in information technology expense of $476,000 which is allocated based on sales volume, and $891,000 for executive, accounting and administrative personnel required as our segment grows. The decrease as a percent of net sales for general and administrative expenses for fiscal 2004 was attributable to our continued increased efforts to control expenses as a percent of net sales.

     Depreciation and amortization for the distribution segment remained flat at $1.3 million for fiscal 2004 and for fiscal 2003.

     The net operating income for the distribution segment was $9.6 million for fiscal 2004 compared to $4.0 million for fiscal 2003.

Publishing Segment

     The publishing segment includes Encore and BCI. We acquired the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002.

Fiscal 2005 Results Compared With Fiscal 2004 (Restated)

     Net sales for the publishing segment were $95.8 million (before intercompany eliminations) for fiscal 2005 and $46.2 million (before intercompany eliminations) for fiscal 2004. Fiscal 2005 included a full year of Encore and BCI revenues, whereas fiscal 2004 only included a full year of Encore revenues and five months of BCI revenues. Additionally, on April 1, 2004 Encore signed a multi-year, multi-license agreement with Riverdeep Inc. The Riverdeep license significantly increased its revenue during fiscal 2005. A significant portion of the net sales increase was due to increased sales in our Encore business.

     Gross profit for the publishing segment was $31.4 million or 32.7% as a percent of net sales for fiscal 2005 and $9.3 million or 20.1% as a percent of net sales for fiscal 2004. The lower gross profit in fiscal year 2004 was primarily due to an impairment charge for $5.6 million related to software development costs.

     Operating expenses for the publishing segment were $17.3 million, or 18.1% of net sales, for fiscal 2005, including $7.1 million for sales and marketing expenses, $8.5 million for general and administration expenses and $1.7 million for depreciation and amortization expense. For fiscal 2004, operating expenses were $11.2 million, or 24.2% of net sales, including $6.5 million for sales and marketing expenses, $4.0 million for general and administration expenses and $673,000 for depreciation and amortization expense. The 6.1% of net sales decrease is a result of operating efficiencies.

     The publishing segment had operating income of $14.0 million for fiscal 2005 and operating loss of $1.9 million for fiscal 2004. We expect this segment’s net sales and gross profit to increase during fiscal 2006 as a result of the inclusion of FUNimation’s operations for approximately 10 months.

Fiscal 2004 (Restated) Results Compared With Fiscal 2003

     Net sales for the publishing segment were $46.2 million (before intercompany eliminations) for fiscal 2004 and $14.7 million (before intercompany eliminations) for fiscal 2003. The addition of BCI in November 2003 contributed $8.0 million of the growth. Fiscal 2004 included a full year of Encore revenues and approximately five months of BCI revenues, compared to fiscal 2003 that included only eight months of Encore revenues.

     Gross profit for the publishing segment was $9.3 million or 20.1% as a percent of net sales for fiscal 2004 and $5.8 million or 39.4% as a percent of net sales for fiscal 2003. The gross margin decrease was primarily due to a $5.6 million impairment charge for the capitalized product development costs.

     Operating expenses for the publishing segment were $11.2 million, or 24.2% of net sales for fiscal 2004, including $6.5 million for sales and marketing expenses, $4.0 million for general and administration expenses and $673,000 for depreciation and amortization expense. For fiscal 2003, operating expenses were $5.8 million or 39.1% of net sales, including $2.7 million for sales and marketing expenses, $2.3 million for general and administration expenses and $822,000 for depreciation and amortization expense, which included a charge of $501,000 for certain intangible assets that were deemed impaired subsequent to the acquisition of Encore. The expense increase in fiscal 2004 was due to the addition of BCI’s operations in November 2003.

     The publishing segment had an operating loss of $1.9 million for fiscal 2004 and operating income of $41,000 for fiscal 2003.

Market Risk

     The Company’s exposure to market risk is primarily due to the fluctuating interest rate associated with variable rate indebtedness. See Item 7a – Quantitative and Qualitative Disclosure About Market Risk.

Seasonality and Inflation

     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1–December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings, although the percentage of net sales and earnings has declined over the past fiscal years. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

     Cash used in operating activities for fiscal 2005 totaled $168,000. Cash provided from operating activities totaled $9.2 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively.

     The net cash used in fiscal 2005 mainly reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $3.9 million and executive, stock compensation expense of $8.6 million, deferred taxes of $4.3 million, and tax benefit from employee stock plans of $2.4 million, offset by our working capital demands. Accounts receivable increased by $13.6 million, reflecting the growth in sales for fiscal 2005. Inventories increased by $10.5 million, reflecting the higher inventories required by the Company’s increased sales activities. Prepaid expenses increased by $6.8 million, primarily reflecting royalty advances in the publishing business. Accounts payable increased $4.3 million, primarily as a result of increased inventory. Accrued expenses increased $5.6 million as a result of increased bonuses and royalties payable resulting from increased profitability and sales.

     The net cash provided in fiscal 2004 reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $2.1 million, executive and stock compensation expense of $2.2 million and impairment of capitalized software development costs of $5.6 million, partially offset by our working capital demands. Accounts receivable increased by $11.3 million, inventories increased by $4.3 million, and prepaids increased by $4.2 million, which were offset by the increase in accounts payable of $13.0 million, which were a result of the Company’s increased profitability and sales.

     The net cash provided in fiscal 2003 reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $2.2 million partially offset by our working capital demands. Accounts receivable increased by $10.4 million, inventories increased by $5.5 million, prepaid expenses and other assets increased by $5.9 million which were partially offset by the increase in accounts payable and accrued expenses of $16.4 million, which were a result of the Company’s increased profitability and sales.

Investing Activities

     Cash flows used in investing activities totaled $5.8 million, $17.0 million and $9.2 million in fiscal 2005, 2004 and 2003, respectively.

     Loans to related parties totaled $2.2 million and $278,000 and $711,000 for fiscal 2005, 2004 and 2003, respectively.

     Acquisition of property and equipment totaled $9.3 million, $5.0 million and $1.0 million in fiscal 2005, 2004 and 2003 respectively. Purchases of 2005 fixed assets were offset by $6.4 million in proceeds from the sale and leaseback of our new building.

     Purchase of intangible assets totaled $608,000 and $1.2 million for fiscal 2005 and 2004, respectively.

     Acquisition of businesses totaled $10.5 million and $7.5 million for fiscal 2004 and 2003 respectively. In August, 2002 the Company completed the acquisition of the assets of Encore, an interactive publisher in the video game and PC CD-ROM markets. This transaction was made to enable the Company to more actively participate in the high growth video game industry and to extend our direct distribution relationships with large retailers. In November, 2003 the Company completed the acquisition of the assets of BCI, a provider of niche DVD/video and audio products. This transaction was made to enhance the line of products and services to the Company’s customers.

Financing Activities

     Cash flows provided from financing activities totaled $7.0 million and $11.8 million for fiscal 2005 and 2004, respectively. Cash flows used in financing activities for fiscal 2003 totaled $536,000 for repayment of notes payable.

     The Company recorded proceeds from the exercise of common stock options and warrants of $8.2 million and $814,000 in fiscal 2005 and 2004, respectively and $11.7 million from the proceeds of the sale of common stock in fiscal 2004.

Capital Resources

     In October 2001, we entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three year, $30.0 million revolving credit facility for use in connection with our working capital needs. In June 2004, this credit agreement was amended and restated to, among other things, provide for two senior secured revolving sub-facilities: a $10.0 million revolving acquisition sub-facility, and a $40.0 million revolving working capital sub-facility. The revolving working capital sub-facility allowed for borrowing up to $40.0 million, subject to a borrowing base requirement, and required that we maintain a minimum excess availability of at least $10.0 million. In addition to the provision for the two senior secured revolving sub-facilities, this credit agreement allowed for up to $10.0 million of the revolving working capital facility to be used for acquisitions, providing us with an aggregate revolving acquisition availability of up to $20.0 million, subject to a borrowing base requirement. The working capital revolving credit facility included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. Under the amended and restated credit agreement, the maturity date of the revolving working capital facility was December 2007 and the maturity date of the revolving acquisition facility was June 2006. We were in compliance with the covenants related to our $40.0 million credit facility on March 31, 2005.

     The credit agreement was amended and restated in its entirety on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was again amended and restated in its entirety on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility has been drawn since May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. The revolving sub-facility has no borrowing base requirement.

     The loans under our senior credit facilities are variable rate obligations and are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.

     Under the credit agreement we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA.

Liquidity

     On May 11, 2005 we acquired 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together,“FUNimation”). As consideration for the acquisition of FUNimation, the sellers of FUNimation received $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of Navarre common stock. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. The FUNimation business is described in more detail at “Business-FUNimation Business.”

     During the last fiscal quarter of fiscal year 2005 we made a strategic decision to increase our inventory levels of certain products that we sell to service a new major mass merchant retailer customer. We determined that it was in our best interest to take extra precautions that would allow us to provide a high level of service to this important new customer during the first holiday season, which occurs during our fiscal 2005 third quarter. As a result, a higher than normal level of inventory was purchased and maintained in order to ensure that we had the capacity to quickly fill large orders of these products during the holiday sales season. Additionally, as payment terms with the vendors that provide certain of these products require us to pay for our inventory purchases more quickly than we were able to collect our accounts receivable in connection with a sale of these products to our customers, a significant amount of cash was utilized in these purchases. Now that we have greater experience with this customer’s buying patterns, we do not currently anticipate that it will be necessary to maintain an increased inventory level during future fiscal third quarter periods to such a significant degree.

     From time to time we are required to invest a significant amount of cash in our publishing business in order to license content from third parties and in our distribution business in order to sign exclusive distribution agreements. Typically, these amounts are paid to third parties in connection with the signing of the applicable agreement and are recouped from the proceeds that we receive from the sale of products that result from these agreements. During the third quarter of the fiscal year 2005 we invested approximately $5.0 million in connection with the licensing of new content in our publishing business.

     In our publishing business we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the third and fourth quarters of fiscal year 2005 we invested cash into our inventory in the publishing business in order to ensure that we had sufficient products to meet expected demand for the foreseeable future.

     The cumulative effect of these events was that, at the end of our fiscal 2005 third quarter, we had significantly higher inventory levels, reduced cash, and a significant amount of borrowings under our working capital credit facility. Through the course of the fiscal 2005 fourth quarter these increased inventory levels were reduced as a result of the sale of these products and by returning certain inventories. The result at the end of the fiscal 2005 fourth quarter was that we had reduced our inventory and accounts receivable by $21.6 million and $24.0 million, respectively. Cash at March 31, 2005 was $15.5 million and we had no borrowings under our credit agreement.

     While this strategy affected our liquidity and capital resources during the later portions of the 2005 fiscal year, we believe that certain recent events have considerably enhanced our outlook in these areas. Specifically, the acquisition of FUNimation is currently expected to provide positive cash flow during the approximate ten months that its operations will be included in fiscal 2006. In addition, our historical business is expected to continue to generate positive cash flow. Furthermore, the recent changes to our credit agreement with GE Commercial Finance have provided us with approximately $35.0 million of additional cash as well as the ability to make borrowings under a $25.0 million working capital revolving credit facility without reference to a borrowing base availability requirement.

     We currently believe funds generated from the expected results of operations and available cash and cash equivalents and borrowings under our existing credit facility will be sufficient to satisfy our working capital requirements and to finance expansion plans and strategic initiatives for this fiscal year and otherwise in the long-term absent significant acquisitions. We have stated our plans to grow through acquisitions; however, such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.

Contractual Obligations

     The following table presents information regarding contractual obligations that exist as of March 31, 2005 by fiscal year (in thousands).

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years

Operating leases	$22,988	$2,234	$3,916	$3,825	$13,013
Capital leases	430	129	229	72	—
License and distribution agreement	7,287	7,287	—	—	—

Total	$30,705	$9,650	$4,145	$3,897	$13,013

Item 7a – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk. Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments. We do not hold or issue financial instruments for trading purposes, and do not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates because we have few foreign relationships and substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Based on the controls in place and the relative size of the financial instruments entered into, we believe the risks associated with not using these instruments will not have a material adverse effect on our consolidated financial position or results of operations.

     Interest Rate Risk. As of March 31, 2005, fluctuations in interest rates, exchange rates and price changes did not have a material effect on our financial position or operating results. However, our exposure to market risk during fiscal 2006 will be primarily dependent upon fluctuating interest rates associated with variable rate indebtedness. As of June 14, 2005 we had $140.0 million of variable rate indebtedness, representing 100% of our total debt outstanding at that time. Based on the borrowings outstanding on June 14, 2005, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $1.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, using the criteria published in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective control over financial reporting as of March 31, 2005, because of the following material weaknesses in the Company’s internal control over financial reporting:

•	The Company did not maintain effective controls over the accounting for certain compensation arrangements. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for compensation arrangements for key employees. Adjustments related to a deferred compensation arrangement with a key employee were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2004 and the first quarter of the year ended March 31, 2005.

•	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company’s established internal controls surrounding the preparation of its income tax provision for the third quarter ended December 31, 2004 were not effective. During the year end financial reporting process, the Company identified an error in the preparation of the third quarter tax provision. This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2005.

     Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page      .

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the Company’s Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried our an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described in Management’s Report on Internal Control over Financial Reporting set forth above, we have identified certain material weaknesses in the Company’s internal control over financial reporting as of March 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of these material weaknesses, the Company’s disclosure controls and procedures, as of March 31, 2005 were not effective.

Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Efforts Related to Deficiencies Noted in Management’s Report on Internal Control over Financial Reporting

     Management has implemented additional procedures to enhance the identification of the proper accounting treatment for compensation arrangements. An additional person has been added to the Company’s Human Resources department with compensation experience. Approval by the Compensation Committee for all compensation arrangements will be made in conjunction with the Finance Department, once the Finance Department has confirmed the effects of a compensation agreement on its consolidated financial statements and that finding has been further verified with the appropriate outside parties.

     Management has implemented additional procedures to enhance the controls surrounding the preparation of its income tax provision. An experienced tax manager has been hired to oversee the tax provision process, among other tax related responsibilities. The Company has also purchased a tax software package to maintain the tax information for provision purposes and further implemented detail checklists to supplement the existing controls.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information concerning the “Executive Officers of the Registrant” required under this item will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 2005 (the “2005 Proxy Statement”), a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005, and is incorporated herein by reference. Information concerning the compliance of the Company’s officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Compliance with Section 16(a).” The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information to be contained in the 2005 Proxy Statement under the caption “Board Committees.” The information regarding the Company’s Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Code of Business Conduct and Ethics.” A copy of the Company’s Code of Business Ethics was filed as an exhibit to our Annual Report on Form 10-K filed for the for the fiscal year ended March 31, 2004.

Item 11. Executive Compensation

     Information required under this item will be contained in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required under this item will be contained in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required under this item will be contained in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information required under this item will be contained in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	Documents filed as part of this report -

(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firms thereon are set forth at the end of this document:

(i)	Reports of Independent Registered Public Accounting Firms.

(ii)	Consolidated Balance Sheets as of March 31, 2005 and 2004 (Restated).

(iii)	Consolidated Statements of Operations for the years ended March 31, 2005, 2004 (Restated) and 2003.

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005, 2004 (Restated) and 2003.

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 (Restated) and 2003.

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

(i)	Schedule II – Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.

(3)	Exhibits

Item No.	Description

2.1	Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-111733)).

3.3	Certificate of Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated August 20, 1999 (File No. 0-22982)).

3.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.1 *	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.2 *	Amendment to Employment Agreement between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

10.3 *	Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.4 *	Employment Agreement between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.5 *	Employment Agreement dated November 5, 2003, between BCI Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.6 *	1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.7 *	2003 Amendment to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109056)).

10.8 *	Form of Individual Stock Option Agreement under 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-68392)).

10.9 *	Form of Termination Agreement for certain of the Company’s Executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.10	Lease dated March 12, 1998 between the Company and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.11	Amendment No. 1 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.12	Amendment No. 2 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.13	Lease dated May 1, 1999 between the Company and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.14	Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.15	Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.16	First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.17	Credit Agreement dated October 3, 2001 between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22982)).

10.18	Amendment No. 1 and Limited Waiver with Respect to Credit Agreement dated March 4, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.19	Amendment No. 2 to Credit Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22982)).

10.20	Amendment No. 3 to Credit Agreement dated March 30, 2003 (incorporated by reference to Exhibit 10.12.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.21	Amendment No. 4 to Credit Agreement dated June 24, 2003 (incorporated by reference to Exhibit 10.12.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.22	Amendment No. 5 to Credit Agreement dated October 23, 2003 (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.23	Amendment No. 6 to Credit Agreement dated November 5, 2003 (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.24	Separation Agreement dated as of March 1, 1999 between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.16 to NetRadio Corporation’s Form S-1/A Registration Statement (File No. 333-73261)).

10.25	Term Note dated October 14, 1999, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

10.26	Amendment No. 1 to Term Note dated March 26, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.1 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.27	Amendment No. 2 to Term Note dated March 30, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.2 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.28	Form of Warrant dated May 1, 1998 issued to investors in connection with the Company’s May 1, 1998 private placement of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated May 1, 1998 (File No. 0-22982)).

10.29	Amended and Restated Asset Purchase Agreement effective as of July 10, 2002 by and between the Company and Encore Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.30	Amendment No. 1 to Asset Purchase Agreement effective as of July 31, 2002, by and among the Company, Encore Software, Inc. and Encore Acquisition Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.32	Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.33	Addendum to Incentive Stock Option Agreement dated November 13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.34	Form of Securities Purchase Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.35	Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.36	Form of Separation Agreement with Charles E. Cheney dated April 30, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.37	Form of Assignment of Lease between BCI Eclipse LLC and BCI Eclipse Company, LLC dated November 3, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.38	Form of Amendment No. 7 to Credit Agreement dated January 26, 2004 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.39	Form of Amendment No. 8 to Credit Agreement dated March 9, 2004 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.40	Form of Amendment No. 9 to Credit Agreement dated March 30, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.41	Form of Amended and Restated Credit Agreement with General Electric Capital Corporation dated June 18, 2004 (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.42	Form of Lease Agreement between the Company and NL Ventures IV New Hope, L.P. dated May 27, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.43	Form of Third Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated February 23, 2004 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.44	Form of Fourth Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated June 2004 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.45	Amendment No. 2 to Lease Agreement between Airport One Limited Partnership and the Company dated March 21, 2004 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.46	Addendum to Lease Agreement between Cambridge Apartments, Inc. and the Company dated May 27, 2004 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.47	Form of BCI Eclipse Lease Agreement effective October 1, 1999 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.48	First Amendment to BCI Eclipse Lease Agreement made as of January 5, 2000 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.49	Amended and Restated Credit Agreement dated June 18, 2004 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.50	Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated August 25, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.51	Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated October 18, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.52	Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to a a office facility in El Segundo, California (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.53	Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.54	Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.55	Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.56	Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.57 *	Navarre Corporation 2004 Stock Plan (incorporated by reference to Exhibit D to the Company’s Proxy Statement filed July 27, 2004 (File No. 0-22982)).

10.58*Ö	Form of 2004 Stock Plan Incentive Stock Option Agreement.

10.59*Ö	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement.

10.60	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.61	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.62	FUNimation Partnership Interest Purchase Agreement, dated January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.63	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.64*	Form of Gen Fukanaga Employment Agreement (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.65	Form of Escrow Agreement (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.66	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.68	Form of Release (incorporated by reference to Exhibit 10.1(f) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.69	Limited Waiver and Third Amendment to Amended and Restated Credit Agreement, filed January 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.70	Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and the Company dated November 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.71	Form of Addendum #3 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.72	Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.73	Limited Waiver With Respect To Amended and Restated Credit Agreement dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.74	Stock Purchase Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.75	Registration Rights Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.76	Amendment to Stock Purchase Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.77	Amendment to Registration Rights Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.78	Limited Waiver with Respect to Amended and Restated General Electric Capital Corporation Credit Agreement dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.79	Pledge Agreement between the Company and General Electric Capital Corporation related to Encore shares dated March 31, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.80	Amendment No. 1 to Partnership Interest Purchase Agreement dated May 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.81	Second Amended and Restated Credit Agreement dated as of May 11, 2005 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.82	Form of Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.83	Form of Limited Waiver to General Electric Capital Corporation Second Amended and Restated Credit Agreement dated June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.84Ö	Office Lease dated August 1, 2004 between Cocanaugher Asset #1, Ltd. and FUNimation Productions, Ltd.

10.85Ö	Letter dated June 14, 2005 regarding Company’s policy to use straight-line method of depreciation from Grant Thorton LLP.

14.1	The Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

21.1Ö	Subsidiaries of the Registrant.

23.1Ö	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2Ö	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

24.1Ö	Power of Attorney, contained on signature page

31.01Ö	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.02Ö	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.01Ö	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.02Ö	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Indicates management contract or compensatory plan or agreement.
Öfiled herewith

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 14, 2005	By /s/ Eric H. Paulson
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

Signature	Title	Date

/s/ Eric H. Paulson Eric H. Paulson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 14, 2005
/s/ James Gilbertson James Gilbertson	Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	June 14, 2005
/s/ Charles E. Cheney Charles E. Cheney	Director	June 14, 2005
/s/ Timothy R. Gentz Timothy R. Gentz	Director	June 14, 2005
/s/ James G. Sippl James G. Sippl	Director	June 14, 2005
/s/ Michael L. Snow Michael L. Snow	Director	June 14, 2005
/s/ Tom Weyl Tom Weyl	Director	June 14, 2005
/s/ Dickinson G. Wiltz Dickinson G. Wiltz	Director	June 14, 2005
/s/ Keith A. Benson Keith A. Benson	Director	June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Navarre Corporation

     We have audited the accompanying consolidated balance sheet of Navarre Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Navarre Corporation and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the 2005 audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the 2005 basic consolidated financial statements taken as a whole.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

                                                                                                                                             /s/ Grant Thornton LLP

Minneapolis, Minnesota
June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Navarre Corporation

     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Navarre Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of March 31, 2005, because the Company did not maintain effective controls over the accounting for certain compensation arrangements and income taxes, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Accounting for Certain Compensation Arrangements

As of March 31, 2005, the Company did not maintain effective controls over the accounting for certain compensation arrangements. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for compensation arrangements for key employees. Adjustments related to a deferred compensation arrangement with a key employee were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2004 and for the first quarter in the year ending March 31, 2005.

Accounting for Income Taxes

As of March 31, 2005, the Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company’s established internal controls surrounding the preparation of its income tax provision for the quarter ending December 31, 2004 were not effective. During the March 31, 2005 year end financial reporting process, the Company identified an error in the preparation of the third quarter tax provision. This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our report dated June 13, 2005 on those financial statements.

     In our opinion, management’s assessment that Navarre Corporation and subsidiaries did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Navarre Corporation and subsidiaries had not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States), the consolidated balance sheet of Navarre Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements.

                                                                                                              /s/ Grant Thornton LLP

Minneapolis, Minnesota
June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navarre Corporation at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the Company has restated its consolidated financial statements for the year ended March 31, 2004.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
May 13, 2004, except for Note 5, as to which the date is June 21, 2004 and Note 3, as to which the date is June 1, 2005.

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2005	2004 (Restated)
Assets
Current assets:
Cash and cash equivalents	$15,519	$14,495
Note receivable, related parties	2,700	478
Accounts receivable, less allowance for doubtful accounts, vendor advances and sales returns of $13,815 and $11,159, respectively	94,003	79,948
Inventories	40,593	30,151
Prepaid expenses and other current assets	10,028	4,139
Deferred tax assets	7,250	1,036

Total current assets	170,093	130,247

Property and equipment, net of accumulated depreciation of $7,247 and $6,650, respectively	8,081	6,914

Other assets:
Notes receivable, related parties	200	400
Goodwill	9,832	10,371
Intangible assets, net of amortization of $2,369 and $812, respectively	5,174	6,123
Other assets	4,422	782

Total assets	$197,802	$154,837

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$—	$651
Capital lease obligation – short term	84	—
Accounts payable	96,146	92,120
Income taxes payable	8	121
Accrued expenses	14,664	6,377

Total current liabilities	110,902	99,269

Capital lease obligation – long-term	237	—
Deferred compensation	4,000	1,450
Deferred tax liabilities	1,957	—

Total liabilities	117,096	100,719

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares – 27,896,080 and 25,817,965, respectively	123,445	109,405
Accumulated deficit	(42,739)	(55,287)

Total shareholders’ equity	80,706	54,118

Total liabilities and shareholders’ equity	$197,802	$154,837

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003

Net sales	$596,263	$470,877	$356,816

Cost of sales (exclusive of depreciation and amortization)	505,151	412,856	311,341

Gross profit	91,112	58,021	45,475

Operating expenses:
Selling and marketing	21,483	16,895	13,792
Distribution and warehousing	8,840	6,000	5,514
General and administrative	44,934	25,429	20,047
Depreciation and amortization	3,521	2,000	2,117

	78,778	50,324	41,470

Income from operations	12,334	7,697	4,005

Other income (expense):
Interest expense	(778)	(378)	(194)
Interest income	565	446	—
Debt extinguishment	—	(908)	—
Other income (expense)	(65)	6	447

Income before equity in income of NetRadio Corp.	12,056	6,863	4,258

Equity in income of NetRadio Corp.	—	—	63

Net income before tax	12,056	6,863	4,321

Tax benefit	492	583	—

Net income	$12,548	$7,446	$4,321

Earnings per common share:
Basic	$.47	$.33	$.20

Diluted	$.44	$.31	$.20

Weighted average shares outstanding:
Basic	26,830	22,780	21,616
Diluted	28,782	24,112	21,841

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance at March 31, 2002	21,616,187	$91,404	$(67,054)	$24,350
Net income	—	—	4,321	4,321

Balance at March 31, 2003	21,616,187	$91,404	$(62,733)	$28,671
Shares issued upon exercise of stock options	570,231	814	—	814
Shares issued with private placement	2,631,547	11,735	—	11,735
Shares issued with acquisition of BCI	1,000,000	5,080	—	5,080
Value of warrants issued to Hilco	—	372	—	372
Net income	—	—	7,446	7,446

Balance at March 31, 2004 (Restated)	25,817,965	$109,405	$(55,287)	$54,118
Shares issued upon exercise of stock options and warrants	1,778,115	8,238	—	8,238
Shares issued upon repurchase of Encore stock	300,000	2,400	—	2,400
Tax benefit from employee stock option plans	—	2,428	—	2,428
Stock-based compensation expense	—	269	—	269
Reclassification of stock- based compensation accrual	—	705	—	705
Net income	—	—	12,548	12,548

Balance at March 31, 2005	27,896,080	$123,445	$(42,739)	$80,706

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003

Operating activities:
Net income	$12,548	$7,446	$4,321
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,661	2,000	2,117
Amortization of deferred financing costs	240	87	108
Equity in income of NetRadio Corp.	—	—	(63)
Stock-based compensation expense	269	705	—
Deferred compensation expense	2,550	1,450	—
Compensation expense incurred with repurchase of Encore Stock	5,800	—	—
Expense related to warrant exercise	—	372	—
Write-off of notes receivable	200	200	200
Impairment of capitalized software development costs	465	5,588	—
Tax benefit from employee stock option plans	2,428	—	—
Loss on disposal of property and equipment	82	—	—
Deferred income taxes	(4,257)	(1,036)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,641)	(11,301)	(10,370)
Inventories	(10,536)	(4,252)	(5,495)
Prepaid expenses	(6,754)	(4,180)	(4,580)
Other assets	(2,985)	(2)	(1,359)
Accounts payable	4,276	13,029	15,165
Income taxes payable	(113)	121	—
Accrued expenses	5,599	(992)	1,244

Net cash (used in) provided by operating activities	(168)	9,235	1,288

Investing activities:
Acquisitions, net of cash acquired	—	(10,465)	(7,546)
Purchases of property and equipment	(9,292)	(5,048)	(1,039)
Proceeds from sale of property and equipment	—	60	—
Net proceeds from sale leaseback	6,401	—	—
Purchases of intangible assets	(608)	(1,246)	—
Payment of earn-out related to an acquisition	(88)	—	—
Notes receivable, related parties	(2,222)	(278)	(711)
Payments on NetRadio note	—	—	63

Net cash used in investing activities	(5,809)	(16,977)	(9,233)

Financing activities:
Proceeds from note payable, bank	117,197	75,930	42,067
Payments on note payable, bank	(117,197)	(75,930)	(42,067)
Repayment of note payable	(651)	(1,073)	(536)
Proceeds of note payable	—	651	—
Debt acquisition costs	(527)	(375)	—
Repayments of capital lease obligations	(59)	—	—
Proceeds from sale of common stock	—	11,735	—
Proceeds from exercise of common stock options and warrants	8,238	814	—

Net cash provided by (used in) financing activities	7,001	11,752	(536)

Net increase (decrease) in cash	1,024	4,010	(8,481)
Cash at beginning of year	14,495	10,485	18,966

Cash at end of year	$15,519	$14,495	$10,485

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003

Supplemental cash flow information:
Cash paid for:
Interest	$771	$353	$194
Income taxes	1,449	324	—

Supplemental schedule of non-cash investing and financing activities:
Reclassification of stock compensation accrual to shareholders’ equity	$705	—	—
Purchase price adjustments affecting: accounts receivable, prepaid expenses, goodwill and accounts payable	627	—	—
Capital lease obligations incurred for the purchase of computer equipment	380	—	—
Reclassification of prepaid rent to long-term rent	450	—	—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note 1 Business Description

     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. The business is divided into two business segments – Distribution and Publishing. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. The Company’s customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.

     Through the Distribution business, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD and VHS video, and video games and accessories, which are in turn distributed to retail customers. The Distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.

     Through the Publishing business the Company owns or licenses various PC software, CD audio, and DVD and VHS video titles. The Publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our Distribution business. The Publishing business currently consists of Encore Software, Inc. and BCI Eclipse Company, LLC. Encore, which was acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI, which was acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. The Company acquired FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”) in May of 2005, which is a publisher and licensor of Japanese animation and entertainment video products for children and young adults.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCI Eclipse Company, LLC (“BCI”) and Encore Software, Inc. (“Encore”) (collectively referred to herein as the “Company”). Prior to March 2005, Encore was a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

     References in these footnotes to fiscal 2005, 2004 and 2003 represent the twelve months ended March 31, 2005, March 31, 2004 and March 31, 2003.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable, vendor advances, inventories, goodwill, intangible assets,

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepaid royalties, income taxes and the adequacy of certain accrued liabilities and reserves. Actual results could differ from these estimates.

Reclassifications

     Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the current year presentation. These amounts had no effect on previously reported shareholders’ equity or net income, except as disclosed in the consolidated statements of shareholders’ equity.

Fair Value of Financial Instruments

     The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Inventories

     Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. The Company monitors its inventory to ensure that it properly identifies, on a timely basis, inventory items that are slow-moving and non-returnable. The primary risk in the Company’s distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. The primary risk in the Company’s publishing business is that certain products may run out of shelf life and be returned. Generally, these products can be sold in bulk to a variety of liquidators. The Company establishes reserves for the difference between carrying value and estimated realizable value in the periods when the Company first identifies the lower of cost or market issue. The Company’s accounting policy is to record inventory acquired in a purchase business combination at fair value, defined as the estimated selling price less the costs of disposal and a reasonable selling margin.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives, ranging from three to ten years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. The straight-line method of depreciation was adopted for all property and equipment placed into service after March 31, 2004. For property and equipment placed into service prior to April 1, 2004, except leasehold improvements, depreciation is provided using accelerated methods. The change in accounting principle to the use of straight-line depreciation was made to reflect a better matching of expense to the use of the equipment and the new method is prevalent in the industry in which the Company operates. Under the accelerated method, depreciation expense would have been higher by $559,000 in fiscal 2005 for new additions. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Furniture and fixtures	7
Office equipment	5
Computer equipment	3
Warehouse equipment	5
Leasehold improvements	5-10

     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company has no goodwill associated with its distribution segment. The publishing segment has two reporting units that have goodwill – Encore and BCI. The Company determines fair value using widely accepted valuation techniques. These types of analyses require the Company to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

     In the fourth quarter of fiscal 2005 and 2004, the Company completed its annual impairment testing of goodwill related to the acquisitions of Encore and BCI and determined there were no impairments.

Intangible Assets

     Intangible assets include masters acquired during the acquisition of BCI, masters acquired from independent parties and other intangibles. Intangible assets are amortized on a straight-line basis with estimated useful lives ranging from three to seven years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis.

Debt Issuance costs

     Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $502,000 and $262,000 at March 31, 2005 and 2004, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Revenue Recognition

     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for fiscal 2005, 2004 and 2003. The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical gross profit percent against averages sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although its past experience has been a good indicator of future reserve levels, there can be no assurance that its current reserve levels will be adequate in the future.

     The Company’s distribution customers at times qualify for certain price protection benefits from the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers. The Company accounts for these amounts as reductions of revenues with corresponding reductions in cost of sales.

     The Company’s publishing business at times provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.

Vendor Allowances

     The Company receives allowances from certain vendors as a result of purchasing their products. In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are initially deferred. The deferred amounts are then recorded as a reduction of cost of sales when the related product is sold.

Allowance for Doubtful Accounts

     The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company makes estimates of the uncollectibility of its accounts receivable, including advances and balances with independent labels. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur.

Classification of Shipping Costs

     Costs incurred with the shipment of product between the Company and its vendors are classified in cost of sales. These costs were $4,778,000, $2,103,000, and $1,660,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

     Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $9,489,000, $6,984,000, and $6,626,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

Foreign Currency Transactions

     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most balance sheet date if the transaction has not settled. Historically, the Company has had minimal foreign currency transactions.

Income Taxes

     Income taxes are recorded under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

     The Company has two stock option plans for officers, non-employee directors and key employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The intrinsic value method is used to account for stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation.

     (In thousands, except for per share data)

	Fiscal years ended March 31,
	2005	2004 (Restated)	2003

Net income, as reported	$12,548	$7,446	$4,321
Deduct: Stock-based compensation determined under fair value method for all awards, net of tax	(936)	(319)	(694)

Net income, pro forma	$11,612	$7,127	$3,627
Income per share:
Basic – as reported	$.47	$.33	$.20

Basic – pro forma	$.43	$.31	$.17

Diluted – as reported	$.44	$.31	$.20

Diluted – pro forma	$.40	$.30	$.17

     Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2005, 2004 and 2003:

	Weighted Average	Dividend	Expected	Expected
	Risk Free Rate	Yield	Lives	Volatility
2005	3.6%	0.0%	5	71%
2004	2.9%	0.0%	5	70%
2003	2.9%	0.0%	5	73%

     The weighted average fair value of options granted in fiscal 2005, 2004, and 2003 was $9.19, $3.28, and $0.87, respectively.

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. The following table sets forth the computation of basic and diluted earnings per share:

     (In thousands, except for per share data)

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003

Numerator:
Net income	$12,548	$7,446	$4,321

Denominator:
Denominator for basic earnings per share – weighted average shares	26,830	22,780	21,616
Dilutive securities: Employee stock options and warrants	1,952	1,332	225

Denominator for diluted earnings per share – weighted average shares	28,782	24,112	21,841

Basic earnings per share	$.47	$.33	$.20

Diluted earnings per share	$.44	$.31	$.20

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Approximately 737,000, 975,000 and 1.9 million of the Company’s stock options and warrants were excluded from the calculation of diluted earnings per share in 2005, 2004 and 2003, respectively, because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been antidilutive.

Capitalized Software Development Costs

     Software development costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company recorded an impairment charge associated with product development costs in fiscal 2005 and 2004 of $465,000 and $5.6 million, respectively. Unamortized software development costs were $348,000 and $385,000 as of March 31, 2005 and March 31, 2004, respectively.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46R to variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R would be applied effective April 1, 2004. As of March 31, 2005, the Company had no entities within the scope of the statement.

     FASB Statement No. 150 (the “Statement”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement was effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. As of March 31, 2005, the Company had no financial instruments within the scope of the Statement.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the Company’s first quarter of fiscal year 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.

Note 3 Restatements

     In June 2005, the Company’s management, after consultation with the Company’s Audit Committee of the Board of Directors, determined that the Company’s consolidated financial statements for its third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 should no longer be relied upon. As a result of the fiscal year 2005 audit, it was determined that expenses related to the incentive-based deferred compensation of the Company’s Chief Executive Officer should have been recorded in the third fiscal quarter of 2004 and first fiscal quarter of 2005. As a result, additional expenses and accrued liabilities of $1.5 million and $2.2 million have been recorded in these quarters, respectively. These expenses were determined in accordance with the provisions of the Chief Executive Officer’s 2001 employment agreement, as amended.

     It was also determined that the Company’s deferred tax benefit recorded in the third fiscal quarter of 2005 was improperly included in income and should have increased common stock. Consequently, the tax benefit of $2.4 million recognized during the third fiscal quarter of 2005 was reduced and common stock was increased by the same amount.

     Presented below are the consolidated financial statement line items that have been impacted by the items described above, taking into consideration that prior year reported amounts reflect reclassifications to conform with current year presentation as discussed in Note 2:

(in thousands)	Year Ended March 31, 2004
	Third Quarter	Third Quarter	March 31, 2004	March 31, 2004
	(Reported)	(Restated)	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$ —	$ 1,450	$ —	$ 1,450
Total liabilities	118,672	120,122	99,269	100,719
Total shareholders’ equity	46,973	45,523	55,568	54,118
Total liabilities and shareholders’ equity	$165,645	$165,645	$154,837	$154,837

Statements of Operations Data:
General and administrative	$ 6,242	$ 7,692	$ 23,979	$ 25,429
Income from operations	4,521	3,071	9,147	7,697
Net income before tax	3,590	2,140	8,313	6,863
Net income	$ 3,590	$ 2,140	$ 8,896	$ 7,446

Earnings per common share:
Basic	$ .16	$ .10	$ .39	$ .33
Diluted	$ .15	$ .09	$ .37	$ .31

Statements of Cash Flow Data:
Net income	$ 5,621	$ 4,171	$ 8,896	$ 7,446
Deferred compensation expense	—	1,450	—	1,450

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Year Ended March 31, 2005
	First	First	Second	Second
	Quarter	Quarter	Quarter	Quarter
	(Reported)	(Restated)	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$3,637	$—	$3,637
Total liabilities	92,072	95,709	137,588	141,225
Total shareholders’ equity	63,418	59,781	69,675	66,038
Total liabilities and shareholders’ equity	$155,490	$155,490	$207,263	$207,263

Statements of Operations Data:
General and administrative	$7,603	$9,790	$8,697	$8,697
Income from operations	4,306	2,119	4,834	4,834
Net income before tax	4,386	2,199	4,902	4,902
Net income	$4,397	$2,210	$4,906	$4,906

Earnings per common share:
Basic	$.17	$.08	$.18	$.18
Diluted	$.15	$.08	$.17	$.17

Statements of Cash Flow Data
Net income	$4,397	$2,210	$9,303	$7,116
Deferred compensation expense	—	2,187	—	2,187

(in thousands):	Year Ended March 31, 2005
	Third	Third
	Quarter	Quarter
	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$3,637
Total liabilities	140,729	144,366
Total shareholders’ equity	80,576	76,939
Total liabilities and shareholders’ equity	$221,305	$221,305

Statements of Operations Data:
Tax (benefit) expense	$(2,386)	$42
Net income	10,400	7,972

Earnings per common share:
Basic	$.39	$.30
Diluted	$.36	$.28

Statements of Cash Flow Data:
Net income	$19,703	$15,088
Deferred compensation expense	—	2,187
Tax benefit from employee stock option plans	—	2,428

Note 4 Acquisition

     On November 3, 2003, the Company acquired the assets of BCI Eclipse, LLC (“BCI Eclipse”). Under the terms of the acquisition, a newly-formed subsidiary of Navarre, BCI Eclipse Company, LLC (“BCI”), acquired all assets of BCI Eclipse for approximately $10.4 million in cash and one million shares of Navarre common stock with a value at closing of $5.1 million. There is also the possibility that, depending on BCI’s ability to meet certain goals with respect to its operating income, the

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will pay certain additional payments to BCI Eclipse each year until 2008. The maximum amount of these annual payments varies over that period from $87,500 to $350,000. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse’s business. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s financial statements from the date of acquisition. Pro forma results of operations were not presented for this acquisition since the effects were not material to the Company.

     The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price was finalized in fiscal 2005. The adjusted allocation resulted in goodwill of $6.7 million, which will not be amortized.

     The adjusted purchase price allocation is as follows (in thousands):

Accounts receivable	$5,739
Inventories	2,976
Prepaid expenses and other current assets	752
Property and equipment	30
Identifiable intangible assets	4,990
Goodwill	6,723
Current liabilities	(5,577)

Total purchase price	$15,633

Note 5 Accounts Receivable

     Accounts receivable consisted of the following (in thousands):

	March 31, 2005	March 31, 2004

Trade receivables	$88,120	$77,700
Vendor advance receivables	16,857	12,718
Other receivables	2,841	689

	$107,818	$91,107
Less: allowance for doubtful accounts and sales returns	13,815	11,159

Total	$94,003	$79,948

Note 6 Mix and Burn, Inc.

     The Company owns a 45% equity interest in Mix and Burn, Inc., a start-up company developing a music listening and CD burning station. The Company utilizes the cost method to account for the investment. The Company has also authorized a line of credit not to exceed $2.5 million, which expires December 31, 2005 and bears interest at 6%. At March 31, 2005 and 2004, the note receivable from Mix and Burn, Inc. was $2.5 million and $278,000, respectively, and is reflected in “Notes receivable, related parties.”

Note 7 Inventories

     Inventories consist of the following (in thousands):

	March 31, 2005	March 31, 2004

Finished products	$36,056	$27,826
Raw materials	4,537	2,325

	$40,593	$30,151

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 Goodwill and Intangible Assets

     As of March 31, 2005 and March 31, 2004, goodwill amounted to $9.8 million and $10.4 million, respectively. During fiscal 2005 further purchase price adjustments of $627,000, less the annual earn-out payment of $88,000 were made relating to the BCI acquisition resulting in a reduction in goodwill of $539,000. The change from fiscal 2003 to fiscal 2004 resulted from the acquisition of BCI.

     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2003	$—	$3,109	$3,109
Goodwill resulting from an acquisition	—	7,262	7,262

Balances as of March 31, 2004	$—	$10,371	$10,371
Final purchase price allocation adjustment	—	(627)	(627)
Earn-out related to acquisition	—	88	88

Balances as of March 31, 2005	$—	$9,832	$9,832

     Other identifiable intangible assets, net of amortization, of $5.2 million and $6.1 million as of March 31, 2005 and 2004, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

	As of March 31, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	705	682	23

	$7,543	$2,369	$5,174

	As of March 31, 2004
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,230	$220	$6,010
Other	705	592	113

	$6,935	$812	$6,123

     Aggregate amortization expense for the periods ended March 31, 2005, 2004 and 2003 were $1,557,000, $311,000 and $501,000, respectively.

     The following is a schedule of estimated future amortization expense (in thousands):

2006	$1,430
2007	1,387
2008	1,152
2009	1,051
2010	154

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 Property and Equipment

     Property and equipment consisted of the following (in thousands):

	March 31, 2005	March 31, 2004
Land and buildings	$—	$399
Furniture and fixtures	1,092	668
Computer and office equipment	4,400	3,323
Warehouse equipment	6,868	4,169
Leasehold improvements	2,894	1,984
Construction in progress	74	3,021

Total	$15,328	$13,564
Less: accumulated depreciation and amortization	7,247	6,650

Net property and equipment	$8,081	$6,914

Note 10 Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

	March 31, 2005	March 31, 2004
Compensation and benefits	$8,679	$2,782
Royalties	2,491	1,157
Rebates	1,023	649
Other	2,471	1,789

Total	$14,664	$6,377

Note 11 Bank Financing and Debt

     In October 2001, we entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three year, $30.0 million revolving credit facility for use in connection with our working capital needs. In June 2004, this credit agreement was amended and restated to, among other things, provide for two senior secured revolving sub-facilities: a $10.0 million revolving acquisition sub-facility, and a $40.0 million revolving working capital sub-facility. The revolving working capital sub-facility allowed for borrowing up to $40.0 million, subject to a borrowing base requirement, and required that we maintain a minimum excess availability of at least $10.0 million. In addition to the provision for the two senior secured revolving sub-facilities, this credit agreement allowed for up to $10.0 million of the revolving working capital facility to be used for acquisitions, providing us with an aggregate revolving acquisition availability of up to $20.0 million, subject to a borrowing base requirement. The working capital revolving credit facility included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. Under the amended and restated credit agreement, the maturity date of the revolving working capital facility was December 2007 and the maturity date of the revolving acquisition facility was June 2006.

     In association with GE Commercial Finance credit agreement, the Company also paid certain facility and agent fees. Interest under the GE Capital line of credit was at the Index Rate plus .25% (5.75% and 4.25% at March 31, 2005 and 2004, respectively) and was payable monthly. As of March 31, 2005 and 2004, respectively, the Company had no balance under this facility. In connection with the expansion of the Company’s warehouse facility, the Company had a construction loan. At March 31, 2005 and 2004, the Company’s outstanding balance on its construction loan was $0 and $651,000, respectively.

     Under the credit agreement we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We were in compliance with the covenants related to our $40.0 million credit facility on March 31, 2005.

     The credit agreement was amended and restated in its entirety on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 22) and was again amended and restated in its entirety on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility has been drawn since May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs.

     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In November 2003, in connection with the BCI acquisition, the Company entered into a new agreement with Hilco Capital, L.P. for a four-year $6.0 million credit facility on November 5, 2003. On December 16, 2003, the Company paid off this credit facility in full and in doing so recorded a special charge for a debt extinguishment expense of $908,000.

Note 12 Income Taxes

     The income tax provision (benefit) is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003
Current
Federal	$3,306	$417	$—
State	459	36	—
Deferred	(4,257)	(1,036)	—

Tax benefit	$(492)	$(583)	$—

     A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003
Tax expense at statutory rate	$4,099	$2,333	$1,467
State income taxes, net of federal benefit	389	215	259
Non-deductible compensation charge	1,972	—	—
Reversal of valuation allowance	(7,239)	(3,579)	(1,789)
Other	287	448	63

Tax benefit	$(492)	$(583)	$—

	Fiscal Years ended March 31,
	2005	2004 (Restated)	2003
Tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.2%	3.1%	6.0%
Non-deductible compensation charge	16.4%	—	—
Reversal of valuation allowance	(60.0)%	(52.1)%	(41.5)%
Other	2.4%	6.5%	1.5%

Tax benefit	(4.0)%	(8.5)%	—

     Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2005 and 2004 are as follows (in thousands):

	Fiscal Years ended March 31,
	2005	2004 (Restated)
Net deferred tax asset (liability)—long-term
Incentive based deferred compensation	$1,521	536
Stock based compensation	121	—
Book/tax intangibles amortization	(3,176)	(3,276)

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years ended March 31,
	2005	2004 (Restated)
Book/tax depreciation	(423)	406
Net operating loss carryforwards	—	4,033
AMT credit carryforwards	—	247

Total deferred tax asset (liability)—long-term	$(1,957)	$1,946

Net deferred tax asset (liability)—current Collectibility reserves	$4,222	$4,478
Allowance for sales returns	2,016	1,341
Reserve for sales discounts	278	186
Accrued vacations	282	169
Inventory – uniform capitalization	230	155
Other	222	—

Total deferred tax asset —current	$7,250	$6,329

Valuation allowance	—	(7,239)

Total deferred tax asset	$5,293	$1,036

     During the year ended March 31, 2005 the Company utilized net operating loss carryforwards of approximately $11.0 million.

     During the years ended March 31, 2005 and 2004, $2.4 million and $0, respectively, was added to common stock in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.

     The Company’s net deferred income tax assets were completely reserved in fiscal 2003 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2003, 2004, and 2005 have resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all net-operating losses have been utilized. It has been determined, based on our expectation of future taxable income, that a valuation reserve is no longer required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 13 Shareholders’ Equity

     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No shares are issued or outstanding.

     On October 17, 2000, Navarre announced that its board of directors had authorized it to repurchase up to 5,000,000 shares of Navarre common stock or approximately twenty percent of its outstanding common stock, in market or private transactions. During the year ending March 31, 2002, Navarre repurchased 2,414,192 shares for an average price of $1.23. Navarre did not repurchase any shares during the fiscal years ended March 31, 2005 or March 31, 2004.

     On December 15, 2003, the Company completed a private placement to institutional and other accredited investors of 2,631,547 shares of common stock and 657,887 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $4.75 per share for total proceeds of approximately $12,500,000 and net proceeds of approximately $11,735,000. The per share price of $4.75 represented a discount of approximately 15% of the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used to discharge the Company’s approximate $6.6 million debt to Hilco Capital, LP incurred in connection with the BCI acquisition and the remainder was made available for, among other things, general working capital needs.

     The warrants issued to the placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $7.00 per share. As of March 31, 2005, no warrants were outstanding.

     The Company issued to its agent in the private placement, Craig-Hallum Capital Group, LLC, a warrant to purchase 131,577 shares. The Company exercised the mandatory exercise provision contained in this warrant on June 9, 2004 and the warrant was exercised on June 10, 2004.

     On April 28, 2004, the Company registered for resale by the selling shareholders the shares of common stock and the shares of common stock issuable upon exercise of the warrants issued in the private placement under a

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration statement on Form S-3. This registration statement also covered the registration of 131,577 shares issuable upon the exercise of the agent’s warrant as well as 320,000 shares issuable upon the exercise of a warrant issued to Hilco Capital, LP, which provided financing in connection with the Company’s November 2003 acquisition of the assets of BCI Eclipse and 1,000,000 shares issued in connection with the BCI Eclipse acquisition.

     During fiscal 2005, the Company issued 300,000 shares of Navarre common stock in conjunction with the purchase of 20,000 shares of Encore stock (see Note 20). Subsequent to March 31, 2005, the Company issued 1,827,486 shares of Navarre common stock in conjunction with the acquisition of FUNimation (see Note 22).

Note 14 Stock Options and Grants

     The Company has established the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The maximum aggregate number of shares that may be granted under the Plans as of March 31, 2005 is 5.2 million and 1.0 million, respectively. Eligible participants under the plans are key employees and directors. The options are granted at fair market value and expire between five and ten years after the grant date.

     The following is a summary of stock option information and weighted average exercises prices for the stock option plans:

	Plan Options		Weighted Average
	Available for	Plan Options	Exercise Price Per
	Grant	Outstanding	Share

Balance on March 31, 2002	1,064,054	1,985,900	$3.77
Granted	(1,294,252)	1,294,252	1.56
Canceled	151,000	(151,000)	2.60
Terminated	91,200	(91,200)	3.00

Balance on March 31, 2003	12,002	3,037,952	$2.91
Additional shares authorized	1,000,000	—	—
Granted	(701,748)	701,748	4.91
Exercised	—	(765,600)	2.80
Canceled	47,300	(47,300)	3.26
Terminated	19,600	(19,600)	2.78

Balance on March 31, 2004	377,154	2,907,200	$3.41
Additional shares authorized	1,000,000	—	—
Granted	(917,500)	917,500	15.25
Exercised	—	(724,700)	3.03
Canceled	312,200	(312,200)	5.11

Balance on March 31, 2005	771,854	2,787,800	$7.24

     The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended March 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$0.93 to $1.48	519,700	3.25 years	$1.23	239,900	$1.20
$1.56 to $1.73	546,000	3.78 years	$1.72	158,000	$1.72
$1.75 to $6.09	718,400	3.75 years	$5.26	246,800	$5.12
$6.25 to $15.06	398,700	4.41 years	$10.88	79,200	$8.14

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$15.33 to $17.37	64,000	4.09 years	$16.64	18,000	$15.38
$17.39 to $17.39	534,000	5.65 years	$17.39	—	—
$18.08 to $18.27	7,000	5.78 years	$18.21	—	—

	2,787,800	4.14 years	$7.24	741,900	$3.70

     The Company has granted 100,000 and 250,000 options, respectively, to two current key employees. The option to purchase 100,000 shares was later amended to 80,000 shares. The options were deemed commensurate with their level of responsibility. The options vest depending on attaining certain performance-based criteria. The performance-based options were subject to fixed accounting and were recognized when the criteria were met for vesting or due to the passage of time. Certain criteria were met and all of the options have vested, therefore, the Company recorded stock-based compensation expense of $269,000 and $705,000 for the years ended March 31, 2005 and 2004, respectively. The options expire September 21, 2006 and September 6, 2008, respectively. At March 31, 2005, 60,000 of the option to purchase 80,000 shares remain outstanding and 100,000 of the option to purchase 250,000 shares remain outstanding.

Note 15 401k Plan

     The Company has a defined contribution 401(k) profit-sharing plan (the plan) for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches up to a maximum of $750 per employee annually. The Company’s contributions charged to expense were $199,000, $129,000, and $115,000 for the years ended March 31, 2005, 2004, and 2003, respectively. The Company’s matching contributions vest over three years.

Note 16 Commitments and Contingencies

Leases

     The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent.

     Total rent expense was $2,669,000, $1,931,000, and $1,779,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2005 (in thousands):

2006	$2,234
2007	2,004
2008	1,912
2009	1,946
2010	1,879
Thereafter	13,013

$22,988

Litigation

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

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     ValueVision Media, Inc. v. Navarre Corporation

     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company’s Form 10-K for the year ended March 31, 1997.

     On August 9, 2004, the Company answered the Complaint, denied liability and asserted defenses. Among other defenses, the Company believes that ValueVision’s alleged rights under the Stock Purchase Agreement and Conversion Agreement terminated pursuant to the express terms and conditions of the Stock Purchase Agreement and the Conversion Agreement upon the occurrence of the initial public offering of NetRadio. This position is supported by, among other things, certain statements that appear in the prospectus that is on file in connection with NetRadio’s initial public offering. In addition, at the time the NetRadio registration statement was filed, a representative of ValueVision sat on the board of directors of NetRadio and consented to the filing of the NetRadio registration statement.

     On December 17, 2004, the Company commenced a third-party action against Gene McCaffrey. The Company alleges that, if ValueVision’s claims are correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to the Company, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability. In addition, the Company and ValueVision stipulated that the Company could assert a counterclaim against ValueVision, but ValueVision did not waive any defenses or rights by so stipulating.

     On or about January 21, 2005, the Court approved the parties’ stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, the Company served and filed its counterclaim. ValueVision’s reply to the counterclaim is due on or about February 15, 2005.

     The parties are in the process of conducting discovery. All parties have scheduled hearings for summary judgment. The case is currently scheduled for trial during the court’s November 2005 trial block. We intend to vigorously defend against the claims asserted by ValueVision and pursue our claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.

     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleges that BCI and others sold unlicensed records in connection with their karaoke related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleges that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserts the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound seeks damages, including punitive damages, of not less than $195 million dollars plus trebled actual damages, injunctive relief, pre- and post- judgment interest, costs, attorney’s fees and expert fees.

     BCI Eclipse Company, LLC intends to deny the allegations of the Complaint and assert all available and appropriate affirmative defenses. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.

     Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.

     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the case described above. However, Sybersound has named Navarre Corporation in this case in addition to BCI Eclipse, LLC.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Sybersound claims that the alleged misconduct constitutes tortious interference with economic interests, and seeks damages of not less than $5,745,000, plus punitive damages in the amount of $800,000, plus injunctive relief against certain of the defendants other than Navarre and BCI.

     Navarre and BCI Eclipse Company, LLC intend to deny liability and damages and to vigorously defend against Sybersound’s claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.

     Faulconer Productions Music Corp. v. FUNimation Productions, Inc. et al.

     Faulconer Productions Music Corporation (FPMC) filed a lawsuit in the U.S. District Court for the Eastern District of Texas on September 24, 2003 alleging that FUNimation Productions, Ltd. and certain other defendants fraudulently induced it to enter into contracts pursuant to which FUNimation had commissioned it to compose music for certain television episodes. FPMC also claims that it owns all copyrights in the music and that FUNimation has infringed upon its music copyrights. FPMC is asserting state law claims for fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, negligence, breach of contract, unjust enrichment, breach of the duty of good faith and fair dealing, conspiracy to commit fraud, and a host of similar claims related to a proposed settlement agreement related to this case. FPMC seeks damages of approximately $13.0 million.

     FUNimation instituted an action against FPMC and Bruce Faulconer, a principle of FPMC, in the U.S. District Court for the Northern District of Texas. These two cases were consolidated in the Eastern District of Texas. FUNimation asserts claims for trademark and copyright infringement, passing off, and breach of contract. Actual damages have not yet been calculated. FUNimation also seeks attorneys’ fees on the copyright infringement and contract claims and in connection with the defense of FPMC’s copyright infringement claims.

     FUNimation has filed a motion to dismiss all fraud-based, breach of the duty of good faith and fair dealing, negligent misrepresentation, and negligence claims. Additionally, this motion to dismiss seeks the dismissal of all claims relating to the individual defendants. FPMC’s response to this motion to dismiss is due on June 28, 2005.

     We intend to vigorously defend against the claims asserted against FUNimation and to pursue our claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

     Aviva Partners LLC, individually on behalf of all other similarly situated, v. Navarre Corporation, Eric H. Paulsen and James Gilbertson

     Aviva Partners LLC individually and on behalf of all others similarly situated (“Plaintiffs”) filed this putative class action lawsuit on June 13, 2005 in the United States District Court for the District of Minnesota, as Case Number 05-1151 (PAM/RLE). Plaintiffs allege that this is a federal class action lawsuit on behalf of all those who purchased or otherwise acquired securities in the Company between July 23, 2003 and May 31, 2005. Plaintiffs allege among other things, that the Company, its chief executive officer, and its chief financial officer violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles, which benefited Company insiders, including the individual defendants. Plaintiffs further allege the company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs allege violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act’) and Rule 10(b)5 promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.

     Plaintiffs seek certification of the action as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and expert fees.

     Neither the Company nor the individual defendants have yet been served with the Complaint, so the date for a response has not yet been determined. The Company intends to vigorously defend against Plaintiffs claims. Because of the status of the proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this matter.

Note 17 Capital Leases

     The Company leases certain equipment under noncancelable capital leases. At March 31, 2005 and 2004, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2005	March 31, 2004
Computer and office equipment	$380	$—
Less: accumulated depreciation and amortization	87	—

Net property and equipment	$293	$—

     Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31 (in thousands):
2006	$129
2007	129
2008	100
2009	44
2010	28
Thereafter	—

Total minimum lease payments	$430
Less: amounts representing interest at rates ranging from 10% to 26%	109

Present value of minimum capital lease payments	$321
Less: current installments	84

Obligations under capital lease, less current installments	$237

Note 18 Sale/Leaseback of Warehouse Facility

     During June 2004, the Company entered into an agreement for the sale and leaseback of its warehouse adjacent to the Company’s headquarters building in New Hope, Minnesota, for net proceeds of $6.4 million. The initial term of the lease is 15 years, with options to renew for three additional five-year periods. The lease was classified as an operating lease.

     The $1.4 million difference between property and equipment sold and the net proceeds has been established as prepaid rent and is being amortized over the life of the lease. Rental payments under the lease approximate $659,000 for the first year, with an annual increase of 2.75% each year thereafter.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a schedule of estimated rental payments for this location for the years ending March 31, (in thousands):

2006	$673
2007	$691
2008	$710
2009	$730
2010	$750
Thereafter	$7,990

$11,544

Note 19 License and Distribution Agreement

     On March 29, 2004, the Company entered into a license and distribution agreement (“Agreement”) with Riverdeep, Inc. (“Riverdeep”). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $9.1 million for the period ended March 31, 2005 and are reflected in cost of sales in the consolidated statement of operations.

     The Company provided $11.7 million of guaranteed royalty payments to Riverdeep for the period from April 1, 2004 to March 31, 2005. Of the amount paid, $2.6 million is reflected in prepaid assets in the consolidated balance sheet as of March 31, 2005. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep in order to recoup the guaranteed royalty payments. If necessary this recoupment period shall extend through the remaining term of the agreement, plus up to an additional 42 months. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.

Note 20 Related Party Transactions

Employment/Severance Agreements

     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. In the event of a material change in control, as defined in the employment agreement or termination under such agreement, the Company would be required to pay approximately $1.6 million. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met and as of March 31, 2004, certain targets had been met. As such, $2.5 million and $1.5 million were expensed in the consolidated financial statements as of March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, $4.0 million and $1.5 million, respectively, had been accrued in the consolidated financial statements.

     The CEO’s employment agreement also includes a loan to the executive for a maximum of $1.0 million, of which $400,000 and $600,000 were outstanding at March 31, 2005 and 2004, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During each of fiscal 2005, 2004 and 2003, the Company forgave $200,000 of principal and interest. The outstanding note amount bears an annual interest rate of 5.25%. At March 31, 2005 and 2004, $400,000 and $600,000, respectively remained outstanding on the note.

     The Company has an employment agreement with its former Chief Financial Officer (“CFO”). The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon termination, the Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. As such, the Company has estimated its liability under this arrangement and has expensed $209,000 and accrued $49,000 in its consolidated financial statements as of March 31, 2005. The estimates related to the accrual will be reviewed each reporting period.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Purchase Agreement

     Subsequent to the Company’s acquisition of the assets of Encore Software, Inc. (“Encore”) 2002, the Company entered into a five-year agreement on August 24, 2002 with Michael Bell, to serve as Chief Executive Officer of Encore Software, Inc. The Company also entered into a stock purchase agreement with Mr. Bell under which he acquired 20,000 of the 100,000 outstanding shares of Encore. In connection with the stock purchase, a stock buy and sell agreement was entered into between Mr. Bell and Encore. During fiscal 2005, the Company exercised its option under the buy sell agreement and purchased the 20,000 shares of Encore stock for $5.8 million which consisted of $3.4 million in cash and 300,000 shares of Navarre common stock. The Company recorded $5.8 million in compensation expense which is reflected in selling, general and administrative expenses in the consolidated statements of operations for the year ending March 31, 2005.

Consulting Arrangement

     During fiscal 2003, the Company paid a consulting fee of $187,000 to Michael Snow, a member of the Company’s Board of Directors, for consulting services provided in conjunction with the acquisition of Encore Software, Inc. A special committee of the Board of Directors reviewed the compensation paid to Mr. Snow following the hiring of an independent outside consultant to review Mr. Snow’s involvement in the Encore transaction and assess the appropriate level of compensation. The consulting services Mr. Snow provided included negotiation with Encore’s senior lender, representation as a consultant with the Company’s attorneys in a number of bankruptcy court proceedings, negotiation with the Creditor Committee and participation in discussions with the Company’s senior lenders.

Note 21 Major Customers

     The Company has two major customers who accounted for 39% of net sales for fiscal 2005, of which each customer accounts for over 10% of net sales. The Company had three major customers who accounted for 43% and 49% of net sales in fiscal 2004 and 2003, respectively. Each of the three customers accounted for over 10% of the net sales in each fiscal year.

Note 22 Subsequent Events (Unaudited)

     On May 10, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together “FUNimation”) a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The acquisition of FUNimation is part of the Company’s strategy for growth with expanded content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. The Company entered into a credit agreement to fund the acquisition which consists of $115.0 million in Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility and a five year revolving sub-facility of up to $25.0 million. The Company is obligated to pay interest on loans made under the facility at a variable rate.

     In addition, in conjunction with the acquisition of FUNimation, the Company granted a ten year option to purchase 250,000 shares of Navarre common stock exercisable at $8.35.

     The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The Company will utilize the guidance in FAS 142, Goodwill and Other Intangible Assets, when allocating the remaining purchase price. Goodwill is expected to result from this transaction. The Company is in the process of reviewing and finalizing the valuation of the tangible and intangible assets acquired in the acquisition.

Note 23 Business Segments

     The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes, and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. The Company’s corporate office maintains a majority of the Company’s cash under its cash management policy.

     Navarre currently operates two business segments: Distribution and Publishing.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Through the Distribution business, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD and VHS video, and video games and accessories, which are in turn distributed to retail customers. The Distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.

     Through the Publishing business the Company owns or licenses various PC software, CD audio, and DVD and VHS video titles. The Publishing business packages, brands, markets and sells directly to retailers, third party distributors, and our Distribution business.

     The following table provides information by business segment for the years ended March 31, 2005, 2004 and 2003 (in thousands):

Fiscal Year 2005	Distribution	Publishing	Eliminations	Consolidated
Net sales:	$556,927	$95,777	$(56,441)	$596,263
Income (loss) from operations	(1,672)	14,006	—	12,334
Net income (loss) before income taxes	(1,523)	13,579	—	12,056
Depreciation and amortization expense	1,826	1,695	—	3,521
Capital expenditures	8,214	1,078	—	9,292
Total assets	176,784	47,944	(26,926)	197,802

Fiscal Year 2004 (Restated)	Distribution	Publishing		Eliminations	Consolidated
Net sales:	$444,743	$46,177		$(20,043)	$470,877
Income (loss) from operations	9,571	(1,874	)(1)	—	7,697
Net income (loss) before income taxes	9,418	(2,555)		—	6,863
Depreciation and amortization expense	1,327	673		—	2,000
Capital expenditures	4,957	91		—	5,048
Total assets	143,478	27,499		(16,140)	154,837

Fiscal Year 2003	Distribution	Publishing	Eliminations	Consolidated
Net sales	$353,316	$14,715	$(11,215)	$356,816
Income from operations	3,964	41	—	4,005
Net income (loss) before income taxes	4,629	(308)	—	4,321
Depreciation and amortization expense	1,295	822	—	2,117
Capital expenditures	994	45	—	1,039
Total assets	107,691	14,797	(12,823)	109,665

     (1) The Company recorded an impairment charge associated with product development costs in fiscal 2004 of $5.6 million.

Note 24 Quarterly Data – Seasonality (Unaudited)

     The Company’s quarterly operating results have fluctuated significantly in the past and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 30% of the Company’s sales and substantial portions of the Company’s profits have been earned in the third fiscal quarter.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table sets forth certain unaudited quarterly historical financial data for each of the four quarters in the periods ended March 31, 2005 and March 31, 2004 (in thousands, except per share amounts):

	Quarter ended
	June 30	September 30	December 31	March 31
	(Restated)	(Restated)	(Restated)
Fiscal year 2005
Net sales	$125,486	$146,108	$182,729	$141,940
Gross profit	18,879	20,980	27,213	24,040
Net income (loss)	$2,210	$4,906	$7,972	$(2,540)

Net earnings (loss) per share:
Basic	$0.08	$0.18	$0.30	$(0.09)

Diluted	$0.08	$0.17	$0.28	$(0.09)

	June 30	September 30	December 31	March 31
			(Restated)
Fiscal year 2004
Net sales	$72,613	$106,200	$151,170	$140,894
Gross profit	10,207	13,602	18,117	16,095
Net income	$308	$1,723	$2,140	$3,275

Net earnings per share:
Basic	$0.01	$0.08	$0.10	$0.14

Diluted	$0.01	$0.08	$0.09	$0.13

Navarre Corporation

Schedule II – Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	Of Period	Expenses	(Deductions)	Period

Year ended March 31, 2005:
Deducted from asset accounts:
Vendor advance reserve	$4,808	$4,287	$(3,003)	$6,092
Allowance for doubtful accounts	1,394	423	(442)	1,375
Allowance for sales returns	3,706	1,066	(582)	4,190
Allowance for MDF and sales disc.	1,251	22,277	(21,370)	2,158

Total	$11,159	$28,053	$(25,397)	$13,815

Year ended March 31, 2004:
Deducted from asset accounts:
Vendor advance reserve	$4,174	$2,618	$(1,984)	$4,808
Allowance for doubtful accounts	673	(123)	844 (1)	1,394
Allowance for sales returns	4,160	(1,872)	1,418 (1)	3,706
Allowance for MDF and sales disc.	1,107	15,557	(15,413)	1,251

Total	$10,114	$16,180	$(15,135)	$11,159

Year ended March 31, 2003:
Deducted from asset accounts:
Vendor advance reserve	$433	$3,338	$403	$4,174
Allowance for doubtful accounts	1,111	93	(531)	673
Allowance for sales returns	1,300	296	2,564 (2)	4,160
Allowance for MDF and sales disc.	—	8,470	(7,363)	1,107

Total	$2,844	$12,197	$(4,927)	$10,114

(1) Additional reserves associated with the operations of BCI.
(2) Includes additional reserves associated with the operations of Encore Software.