Form 10-K/A
period 2005-03-31
NAVARRE CORP /MN/
filed 2005-06-17
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment #1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22982
___________________

NAVARRE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1704319
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7400 49th Avenue North, New Hope, MN 55428
(Address of principal executive offices)

(763) 535-8333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No par value	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 30, 2004 was $347,525,175 based on the closing sale price on such date of $14.49 per share.

The Registrant had 29,752,166 shares of Common Stock, no par value, outstanding at June 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (“the Annual Report”) originally filed on June 14, 2005 with the Securities and Exchange Commission, solely for the purpose of including the Reconciliation of GAAP Net Sales to Net Sales before Inter-Company Eliminations information in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Except as described above, no other changes have been made to Item 7 of Part II or are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the June 14, 2005 filing of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than described in this Explanatory Note. This Amendment also includes, as did the Annual Report, the certifications of the registrant’s executive officers required pursuant to Item 15 of the Annual Report. This Amendment presents Item 7 of Part II, as amended, in its entirety.

NAVARRE CORPORATION
FORM 10-K/A (Amendment #1)

TABLE OF CONTENTS

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
PART IV
Item 15. Exhibits and Financial Statement Schedules	11
Signatures	21
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART II

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

Reconciliation of GAAP Net Sales to Net Sales Before Inter-company Eliminations

     In evaluating our financial performance and operating trends, management considers information concerning our net sales before inter-company eliminations that are not prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. Management uses these non-GAAP measures to evaluate its financial results, develop budgets and manage expenditures. The method we use to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2005	2004	2003
Net sales
Distribution	$556,927	$444,743	$353,316
Publishing	95,777	46,177	14,715

Net sales before inter-company eliminations	652,704	490,920	368,031
Inter-company eliminations	(56,441)	(20,043)	(11,215)

Net sales as reported	$596,263	$470,877	$356,816

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

(3)	Exhibits

Item No.	Description

2.1	Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-111733)).

3.3	Certificate of Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated August 20, 1999 (File No. 0-22982)).

3.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.1 *	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.2 *	Amendment to Employment Agreement between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

10.3 *	Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.4 *	Employment Agreement between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.5 *	Employment Agreement dated November 5, 2003, between BCI Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.6 *	1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.7 *	2003 Amendment to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109056)).

10.8 *	Form of Individual Stock Option Agreement under 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-68392)).

10.9 *	Form of Termination Agreement for certain of the Company’s Executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.10	Lease dated March 12, 1998 between the Company and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.11	Amendment No. 1 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.12	Amendment No. 2 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.13	Lease dated May 1, 1999 between the Company and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.14	Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.15	Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.16	First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.17	Credit Agreement dated October 3, 2001 between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22982)).

10.18	Amendment No. 1 and Limited Waiver with Respect to Credit Agreement dated March 4, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.19	Amendment No. 2 to Credit Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22982)).

10.20	Amendment No. 3 to Credit Agreement dated March 30, 2003 (incorporated by reference to Exhibit 10.12.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.21	Amendment No. 4 to Credit Agreement dated June 24, 2003 (incorporated by reference to Exhibit 10.12.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.22	Amendment No. 5 to Credit Agreement dated October 23, 2003 (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.23	Amendment No. 6 to Credit Agreement dated November 5, 2003 (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.24	Separation Agreement dated as of March 1, 1999 between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.16 to NetRadio Corporation’s Form S-1/A Registration Statement (File No. 333-73261)).

10.25	Term Note dated October 14, 1999, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

10.26	Amendment No. 1 to Term Note dated March 26, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.1 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.27	Amendment No. 2 to Term Note dated March 30, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.2 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.28	Form of Warrant dated May 1, 1998 issued to investors in connection with the Company’s May 1, 1998 private placement of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated May 1, 1998 (File No. 0-22982)).

10.29	Amended and Restated Asset Purchase Agreement effective as of July 10, 2002 by and between the Company and Encore Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.30	Amendment No. 1 to Asset Purchase Agreement effective as of July 31, 2002, by and among the Company, Encore Software, Inc. and Encore Acquisition Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.32	Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.33	Addendum to Incentive Stock Option Agreement dated November 13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.34	Form of Securities Purchase Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.35	Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.36	Form of Separation Agreement with Charles E. Cheney dated April 30, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.37	Form of Assignment of Lease between BCI Eclipse LLC and BCI Eclipse Company, LLC dated November 3, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.38	Form of Amendment No. 7 to Credit Agreement dated January 26, 2004 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.39	Form of Amendment No. 8 to Credit Agreement dated March 9, 2004 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.40	Form of Amendment No. 9 to Credit Agreement dated March 30, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.41	Form of Amended and Restated Credit Agreement with General Electric Capital Corporation dated June 18, 2004 (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.42	Form of Lease Agreement between the Company and NL Ventures IV New Hope, L.P. dated May 27, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.43	Form of Third Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated February 23, 2004 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.44	Form of Fourth Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated June 2004 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.45	Amendment No. 2 to Lease Agreement between Airport One Limited Partnership and the Company dated March 21, 2004 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.46	Addendum to Lease Agreement between Cambridge Apartments, Inc. and the Company dated May 27, 2004 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.47	Form of BCI Eclipse Lease Agreement effective October 1, 1999 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.48	First Amendment to BCI Eclipse Lease Agreement made as of January 5, 2000 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.49	Amended and Restated Credit Agreement dated June 18, 2004 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.50	Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated August 25, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.51	Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated October 18, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.52	Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to a a office facility in El Segundo, California (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.53	Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.54	Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.55	Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.56	Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.57 *	Navarre Corporation 2004 Stock Plan (incorporated by reference to Exhibit D to the Company’s Proxy Statement filed July 27, 2004 (File No. 0-22982)).

10.58*#	Form of 2004 Stock Plan Incentive Stock Option Agreement.

10.59*#	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement.

10.60	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.61	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.62	FUNimation Partnership Interest Purchase Agreement, dated January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.63	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.64*	Form of Gen Fukanaga Employment Agreement (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.65	Form of Escrow Agreement (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.66	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.68	Form of Release (incorporated by reference to Exhibit 10.1(f) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.69	Limited Waiver and Third Amendment to Amended and Restated Credit Agreement, filed January 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.70	Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and the Company dated November 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.71	Form of Addendum #3 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.72	Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.73	Limited Waiver With Respect To Amended and Restated Credit Agreement dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.74	Stock Purchase Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.75	Registration Rights Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.76	Amendment to Stock Purchase Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.77	Amendment to Registration Rights Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.78	Limited Waiver with Respect to Amended and Restated General Electric Capital Corporation Credit Agreement dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.79	Pledge Agreement between the Company and General Electric Capital Corporation related to Encore shares dated March 31, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.80	Amendment No. 1 to Partnership Interest Purchase Agreement dated May 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.81	Second Amended and Restated Credit Agreement dated as of May 11, 2005 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.82	Form of Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.83	Form of Limited Waiver to General Electric Capital Corporation Second Amended and Restated Credit Agreement dated June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.84#	Office Lease dated August 1, 2004 between Cocanaugher Asset #1, Ltd. and FUNimation Productions, Ltd.

10.85#	Letter dated June 14, 2005 regarding Company’s policy to use straight-line method of depreciation from Grant Thorton LLP.

14.1	The Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2#	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

24.1#	Power of Attorney, contained on signature page

31.01Ö	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.02Ö	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.01Ö	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.02Ö	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Indicates management contract or compensatory plan or agreement.
# previously filed
Öfiled herewith

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 17, 2005	By /s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board, President and Chief Executive Officer