Form 10-Q
period 2005-06-30
NAVARRE CORP /MN/
filed 2005-08-09
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___ to ___
Commission File Number 0-22982
NAVARRE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1704319 (IRS Employer Identification No.)
7400 49th Avenue North, New Hope, MN 55428
(Address of principal executive offices)
Registrant’s telephone number, including area code (763) 535-8333
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, No Par Value	Name of Each Exchange of Which Registered Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, No Par Value –29,802,566 shares as of August 5, 2005

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2005	March 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$23,332	$15,519
Note receivable, related parties	2,834	2,700
Accounts receivable, less allowances of $23,650 and $13,815, respectively	103,000	94,003
Inventories	52,804	40,593
Prepaid expenses and other current assets	12,186	10,028
Deferred tax assets	7,593	7,250

Total current assets	201,749	170,093

Property and equipment, net of accumulated depreciation of $7,874 and $7,247, respectively	10,194	8,081
Other assets:
Notes receivable, related parties	150	200
Goodwill	95,044	9,832
Intangible assets, net of amortization of $2,764 and $2,369, respectively	4,856	5,174
License fees, net of amortization of $570 at June 30, 2005	20,779	—
Other assets	9,109	4,422

Total assets	$341,881	$197,802

Liabilities and shareholders’ equity
Current liabilities:
Note payable – short term	$5,000	$—
Capital lease obligation – short term	68	84
Accounts payable	98,525	96,146
Income taxes payable	1,865	8
Accrued expenses	12,799	14,664

Total current liabilities	118,257	110,902

Long-term liabilities:
Note payable – long-term	120,000	—
Capital lease obligation – long-term	271	237
Deferred compensation	4,000	4,000
Deferred tax liabilities	1,798	1,957

Total liabilities	244,326	117,096

Commitments and contingencies (Note 19)

Shareholders’ equity:
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares – 29,791,966 and 27,896,080, respectively	137,850	123,445
Accumulated deficit	(40,295)	(42,739)

Total shareholders’ equity	97,555	80,706

Total liabilities and shareholders’ equity	$341,881	$197,802

Note: The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
		(Restated)
Net sales	$140,833	$127,306
Cost of sales (exclusive of depreciation and amortization)	116,065	108,428

Gross profit	24,768	18,878

Operating expenses:
Selling and marketing	6,591	4,732
Distribution and warehousing	2,190	1,533
General and administrative	9,542	9,790
Depreciation and amortization	1,024	704

Total operating expenses	19,347	16,759

Income from operations	5,421	2,119

Other income (expense):
Interest expense	(2,063)	(41)
Interest income	325	129
Other income (expense), net	346	(8)

Net income before income tax	4,029	2,199

Income tax (expense) benefit	(1,585)	11

Net income	$2,444	$2,210

Earnings per common share:
Basic	$.08	$.08

Diluted	$.08	$.08

Weighted average shares outstanding:
Basic	28,947	26,175
Diluted	30,031	28,377
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
		(Restated)
Operating activities:
Net income	$2,444	$2,210
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,048	704
Amortization and write-off of deferred financing costs	335	39
Deferred compensation expense	53	2,187
Write-off of notes receivable	50	50
Amortization of license fees	570	—
Amortization of production costs	294	—
Change in deferred revenue	(856)	—
Tax benefit from employee stock option plans	40	—
Deferred income taxes	(502)	(653)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(678)	693
Inventories	(8,669)	(11,689)
Prepaid expenses	(2,106)	157
Other assets	—	(1,327)
Production costs	(294)	—
License fees	(767)	—
Accounts payable	(723)	1,400
Income taxes payable	1,857	514
Accrued expenses	(7,527)	107

Net cash used in operating activities	(15,431)	(5,608)

Investing activities:
Acquisitions, net of cash acquired	(98,103)	—
Purchases of property and equipment	(639)	(4,819)
Net proceeds from sale leaseback	—	6,401
Purchases of intangible assets	(78)	(171)
Payment of earn-out related to an acquisition	(85)	—
Notes receivable, related parties	(134)	(316)

Net cash (used in) provided by investing activities	(99,039)	1,095

Financing activities:
Proceeds from note payable, line of credit	—	5,022
Payments on note payable, line of credit	—	(5,022)
Payment on note payable	(15,000)	(3,465)
Proceeds from note payable	140,000	2,814
Debt acquisition costs	(2,917)	(413)
Repayments of capital lease obligations	(21)	—
Proceeds from exercise of common stock options and warrants	221	3,277

Net cash provided by financing activities	122,283	2,213

Net increase (decrease) in cash	7,813	(2,300)
Cash at beginning of period	15,519	14,495

Cash at end of period	$23,332	$12,195

Supplemental cash flow information:
Cash paid for:
Interest	$337	$54
Income taxes	194	128
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$1,656	—
Capital lease obligations incurred for the purchase of computer equipment	39	—
Acquisition:
Fair value of assets acquired	$125,979	$—
Less: Liabilities assumed	9,593	—
Fair value of stock issued	14,144	—
Cash acquired	4,139	—

Acquisition net of cash acquired	$98,103	$—
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005.
     Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for fiscal 2005, 2004 and 2003. The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical gross profit percent against averages sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although the Company’s past experience has been a good indicator of future reserve levels, there can be no assurance that its current reserve levels will be adequate in the future.
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
     In regards to the addition of FUNimation, all FUNimation revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided at the time of sale.

Note 2 – Inventories
Inventories consist of the following (in thousands):

	June 30,	March 31,
	2005	2005
Finished products	$47,443	$36,056
Raw materials	5,361	4,537

	$52,804	$40,593

Note 3 – Restatements
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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in the Annual Report on Form 10-K and Form 10-K/A for the period ended March 31, 2005 have been restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock.
     Presented below are the consolidated financial statement line items that have been impacted by the items described above for the first quarter of fiscal 2005, taking into consideration that prior year reported amounts reflect reclassifications to conform with current year presentation:
(in thousands, except per share data)

	Year Ended March 31, 2005
	First	First
	Quarter	Quarter
	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$3,637
Total liabilities	92,072	95,709
Total shareholders’ equity	63,418	59,781
Total liabilities and shareholders’ equity	$155,490	$155,490

Statements of Operations Data:
General and administrative	$7,603	$9,790
Income from operations	4,306	2,119
Net income before tax	4,386	2,199
Net income	$4,397	$2,210
Earnings per common share:
Basic	$.17	$.08
Diluted	$.15	$.08

Statements of Cash Flow Data
Net income	$4,397	$2,210
Deferred compensation expense	—	2,187

Note 4 – Acquisitions
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together “FUNimation”) a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The acquisition of FUNimation is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. The Company entered into a credit agreement to fund the acquisition which consisted of $115.0 million Term Loan B sub-facility, a $25.0 million Term Loan C sub-facility and a revolving sub-facility of up to $25.0 million. The Company is obligated to pay interest on loans made under the facility at variable rates.
Employment Agreement
     The Company entered into an employment agreement with a former key employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd (“the CEO of FUNimation”). The term of this agreement is five years from the closing date of the FUNimation acquisition. The agreement provides for a base salary of $350,000 per year, subject to annual adjustments by the board of directors of FUNimation Productions, Ltd., and an annual bonus consistent with Navarre’s executive bonus program. The agreement also provides for customary benefits that are provided to similarly-situated executives including health and disability insurance, future stock option grants, reimbursement of their reasonable business expenses, and paid vacation time.
     The agreement also provides the CEO of FUNimation with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006-2010. Specifically, if the total EBIT of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the CEO of FUNimation is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the CEO of FUNimation is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million.
     In addition, the Company granted a ten year option to purchase 250,000 shares of Navarre common stock exercisable at $8.35 to the CEO of FUNimation.
     If the employment of the CEO of FUNimation is terminated by FUNimation Productions, Ltd. without cause or by the CEO of FUNimation for good reason, the CEO of FUNimation is entitled to receive payment of his annual salary, plus an amount equal to the bonus payable as a portion of his annual salary for the lesser of the remaining term of his employment agreement or two years. Payments to be made under these circumstances do not include the performance-based bonuses payable in connection with meeting the EBIT targets discussed above.
     The agreement includes certain non-competition and non-solicitation provisions that apply to the CEO of FUNimation’s activities during the term of the employment agreement and for 18 months thereafter.
Purchase Price
     The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The acquisition was accounted for using the purchase method in accordance with FAS 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from the date of acquisition. The Company is in the process of reviewing and finalizing the valuation of the tangible and intangible assets acquired in the acquisition.
     The purchase price was allocated on a preliminary basis using information currently available. The preliminary allocation resulted in goodwill of $85.1 million, which will not be amortized. The Company expects to update the purchase price allocation during fiscal 2006 based on the results of an independent valuation.

     The preliminary purchase price allocation is as follows (in thousands):

Accounts receivable	$8,319
Inventories	3,542
Prepaid expenses and other current assets	52
Property and equipment	2,064
License fees	20,582
Production costs	3,810
Goodwill	85,127
Current liabilities	(9,593)

Total purchase price, less cash acquired	$113,903

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the first quarter ended June 30, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2004. This summary is not necessarily indicative of what the Company results of operations would have been had the companies been a combined entity during the three months ended June 30, 2005 or 2004, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense:
     (In thousands, except per share data)

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	As reported	Pro Forma	As reported	Pro forma
			(Restated)	(Restated)
Net sales	$140,833	$146,555	$127,306	$144,651
Net income	2,444	2,690	2,210	3,859
Earnings per common share:
Basic	$.08	$.09	$.08	$.14

Diluted	$.08	$.09	$.08	$.13

Note 5 – Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The intrinsic value method is used to account for stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation.
     (In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
		(Restated)
Net income, as reported	$2,444	$2,210
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(360)	(137)

Net income, pro forma	$2,084	$2,073

Income per share:
Basic – as reported	$.08	$.08

Basic – pro forma	$.07	$.08

Diluted – as reported	$.08	$.08

Diluted – pro forma	$.07	$.07

     Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in fiscal 2006 first quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.94%; volatility factor of the expected market price of the Company’s common stock of 70%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2006 first quarter was $5.03.
Note 6 — Net Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
		(Restated)
Numerator:
Net income	$2,444	$2,210

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,947	26,175
Dilutive securities: Employee stock options And warrants	1,084	2,202

Denominator for diluted earnings per share -adjusted weighted-average shares	30,031	28,377

Basic income per share	$.08	$.08

Dilutive income per share	$.08	$.08

     Approximately 1.2 million and 59,000 of the Company’s stock options and warrants were excluded from the calculation of diluted earnings per share for the three-month periods ended June 30, 2005 and 2004, respectively, because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 7 – Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
Trade receivables	$108,511	$88,120
Vendor advance receivables	17,244	16,857
Other receivables	895	2,841

	$126,650	$107,818
Less: allowance for doubtful accounts, vendor advances and sales discounts	11,009	9,625
Less: allowance for sales returns, net margin impact	12,641	4,190

Total	$103,000	$94,003

Note 9 – License Fees
     License fees consisted of the following (in thousands) and are related to the addition of the FUNimation business:

	June 30, 2005	March 31, 2005
License fees	$21,349	$—
Less: accumulated amortization	570	—

	$20,779	—

     Amortization of license fees was $570,000 and $0, respectively, for the three months ended June 30, 2005 and 2004. These amounts have been included in royalty expense in the accompanying statements of operations.
     License fees represent fixed minimum advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title. Amounts are assessed periodically for impairment.
Note 10 – Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands) and are related to the addition of the FUNimation business:

	June 30, 2005	March 31, 2005
Production costs	$4,105	$—
Less: accumulated amortization	294	—

	$3,811	—

     Amortization of production costs was approximately $294,000 and $0, respectively, for the three months ended June 30, 2005 and 2004. These amounts have been included in cost of sales in the accompanying statements of operations.
     Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. Costs of produced films and television programs include all production costs, which are expected to be recovered from future revenues. Amortization of production costs is determined based on the ratio that current revenue earned from the films and television programs bear to the ultimate future revenue, as defined by SOP 00-2.
     When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.
Note 11 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
Land and buildings	$1,623	$—
Furniture and fixtures	1,146	1,092
Computer and office equipment	4,985	4,400
Warehouse equipment	7,131	6,868
Leasehold improvements	2,936	2,894
Construction in progress	247	74

Total	$18,068	$15,328
Less: accumulated depreciation and amortization	7,874	7,247

Net property and equipment	$10,194	$8,081

Note 12 — Goodwill and Intangible Assets
Goodwill
     As of June 30, 2005 and March 31, 2005, goodwill amounted to $95.0 million and $9.8 million, respectively. During first quarter of fiscal 2006, the FUNimation acquisition added $85.1 million in goodwill. During fiscal 2006 further purchase price adjustments related to the annual earn-out payment of $85,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2005	$—	$9,832	$9,832
Goodwill resulting from an acquisition	—	85,127	85,127
Earn-out related to an acquisition	—	85	85

Balances as of June 30, 2005	$—	$95,044	$95,044

Intangible assets
     Other identifiable intangible assets, net of amortization, of $4.9 million and $5.2 million as of June 31, 2005 and March 31, 2005, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

	As of June 30, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,915	$2,059	$4,856
Other	705	705	—

	$7,620	$2,764	$4,856

	As of March 31, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	705	682	23

	$7,543	$2,369	$5,174

     Aggregate amortization expense for the periods ended June 30, 2005 and 2004 were $395,000 and $349,000, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2006	$1,494
2007	1,394
2008	1,158
2009	1,052
2010	154
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in current “Other assets.” Debt acquisition costs totaled $3.2 million and $1.2 million at June 30, 2005 and March 31, 2005, respectively. Accumulated amortization amounted to approximately $400,000 and $502,000 at June 30, 2005 and March 31, 2005, respectively. The Company wrote-off net debt acquisition costs of $239,000 during first fiscal quarter of 2006. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 13 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
Compensation and benefits	$1,635	$8,679
Royalties	6,362	2,491
Accrued interest	1,757	31
Deferred revenue	1,379	—
Rebates	805	1,023
Other	861	2,440

Total	$12,799	$14,664

Note 14 — Bank Financing and Debt
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three year, $30.0 million revolving credit facility for use in connection with our working capital needs. In June 2004, this credit agreement was amended and restated to, among other things, provide for two senior secured revolving sub-facilities: a $10.0 million revolving acquisition sub-facility, and a $40.0 million revolving working capital sub-facility. The revolving working capital sub-facility allowed for borrowings up to $40.0 million, subject to a borrowing base requirement, and required that the Company maintain a minimum excess availability of at least $10.0 million. In addition to the provision for the two senior secured revolving sub-facilities, this credit agreement allowed for up to $10.0 million of the revolving working capital facility to be used for acquisitions, providing the Company with an aggregate revolving acquisition availability of up to $20.0 million, subject to a borrowing base requirement. The working capital revolving credit facility also included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. Under the amended and restated credit agreement, the maturity date of the revolving working capital facility was December 2007 and the maturity date of the revolving acquisition facility was June 2006.
     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 4) and was again amended and restated on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     In association with the GE Commercial Finance credit agreement, the Company also pays certain facility and agent fees. Interest under the GE Capital line of credit was at the index rate plus 2.25% (8.25% and 5.75% at June 30, 2005 and March 31, 2005, respectively) and is payable monthly. As of June 30, 2005 and March 31, 2005, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the index rate plus 2.50% (8.50% as of June 30, 2005) and the Term Loan C sub-facility was at the index rate plus 4.50% (10.50% as of June 30, 2005). The balance under the two sub-facilities was $125.0 million at June 30, 2005. Principal payments on the Term Loan B sub-facility and Term Loan C sub-facility are presently $1.25 million per quarter.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. The Company was in compliance with the covenants related to the credit facility on June 30, 2005.
     Long-term debt consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
Term Loan B sub-facility	$100,000	$—
Term Loan C sub-facility	25,000	—

Total debt	125,000	—
Less: current portion	5,000	—

Total long-term debt	$120,000	$—

     As of June 30, 2005, annual debt maturities were as follows (in thousands):

2006	$5,000
2007	5,000
2008	5,000
2009	5,000
2010	5,000
2011 and thereafter	100,000

Total	$125,000

Note 15 — Income Taxes
     The Company’s effective tax rate was 39.3% for the first quarter of fiscal 2006. The Company’s effective tax rate for the first quarter of fiscal 2005 was significantly lower than first quarter of fiscal 2006 due to the partial reversal of the valuation allowance recorded against deferred tax assets and the utilization of net operating loss carryforwards.

     The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company has evaluated the Act and believes that its provisions will not have a material impact on the tax rate. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.
     The Company’s net deferred income tax assets were partially reserved in fiscal 2005 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all net-operating losses have been utilized. It has been determined, based on expectations of future taxable income, that a valuation reserve is no longer required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 16 — Sale/Leaseback of Warehouse Facility
     During June 2004, the Company entered into an agreement for the sale and leaseback of its warehouse adjacent to the Company’s headquarters building in New Hope, Minnesota, which generated net proceeds of $6.4 million. The initial term of the lease is 15 years, with options to renew for three additional five-year periods. The lease was classified as an operating lease.
     The $1.4 million difference between property and equipment sold and the net proceeds has been established as prepaid rent and is being amortized over the life of the lease. Rental payments under the lease approximate $659,000 for the first year, with an annual increase of 2.75% each year thereafter.
Note 17 — License and Distribution Agreement
     On March 29, 2004, the Company entered into a license and distribution agreement (“Agreement”) with Riverdeep, Inc. (“Riverdeep”). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $2.1 million and $2.5 million for the period ended June 30, 2005 and 2004, respectively, and are reflected in cost of sales in the consolidated statement of operations.
     The Company provided $1.5 million of guaranteed royalty payments to Riverdeep for the period from March 31, 2005 to June 30, 2005 and $11.7 million of guaranteed royalty payments for the period from April 1, 2004 to March 31, 2005. Of the amount paid, $2.0 and $2.6 million, respectively, are reflected in prepaid assets in the consolidated balance sheet as of June 30, 2005 and March 31, 2005. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep in order to recoup the guaranteed royalty payments. If necessary this recoupment period shall extend through the remaining term of the agreement, plus up to an additional 42 months. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 18 — Business Segments
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended June 30, 2005	Distribution	Publishing	Eliminations	Consolidated
Net sales	$129,754	$26,108	$(15,029)	$140,833
Income from operations	1,114	4,307	—	5,421
Net income (loss) before income tax	(208)	4,237	—	4,029
Total assets	$311,484	$175,371	$(144,974)	$341,881

Three months ended June 30, 2004 (Restated)	Distribution	Publishing	Eliminations	Consolidated
Net sales	$110,260	$30,050	$(13,004)	$127,306
Income (loss) from operations	(1,444)	3,563	—	2,119
Net income (loss) before income tax	(1,302)	3,501	—	2,199
Total assets	$149,066	$43,168	$(28,505)	$163,729

Note 19 – Commitments and Contingencies
Litigation
     In the normal course of business, the Company is involved in a number of litigation matters that, other than the matters described immediately below, are incidental to the operation of the business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company.
     ValueVision Media, Inc. v. Navarre Corporation
     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against the Company in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into cash pursuant to an alleged contract formula or into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company’s Form 10-K for the year ended March 31, 1997.
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
     On or about January 21, 2005, the Court approved the parties’ stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, the Company served and filed its counterclaim. ValueVision’s reply to the counterclaim was served and filed, and ValueVision denied liability to Navarre.
     The parties are in the process of completing discovery. All parties have scheduled hearings for summary judgment on August 30, 2005. The case is currently scheduled for trial during the court’s November 2005 trial block. The Company intends to vigorously defend against the claims asserted by ValueVision and pursue its claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.
     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleges that BCI and others sold unlicensed records in connection with their karaoke related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleges that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserts the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound seeks damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre- and post- judgment interest, costs, attorney’s fees and expert fees.

     BCI Eclipse Company, LLC demurred to the Complaint and asserted defenses. BCI Eclipse Company, LLC has also served written discovery, responses to which are now overdue. Plaintiff has served written discovery on BCI, responses to which are due August 19, 2005 and August 22, 2005. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.
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
     Navarre and BCI Eclipse Company, LLC have responded to the complaint, denied liability and damages and asserted a counterclaim against Sybersound and its principal, Jan Stevens. In their counterclaim, BCI and Navarre seek injunctive relief enjoining Sybersound and Stevens from making false statements regarding BCI and Navarre, declaratory relief that Sybersound and Stevens have made false statements, and money damages for the false statements. BCI and Navarre allege that Sybersound and Stevens are liable to Navarre and BCI under the Competition Act, Trade-marks Act and common law for certain false statements made and published by Sybersound and Stevens, and are seeking all damages available. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.
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
     Securities Litigation Lawsuits
     Three purported class action lawsuits have been commenced against Navarre Corporation in the U.S. District Court for Minnesota. These actions were commenced in June 2005. The allegations in each of these lawsuits are virtually identical, and essentially claim that the Company and certain of its officers and/or directors violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles. The complaints allege that these accounting irregularities benefited Company insiders including the individual defendants. The Complaints further allege that the Company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs allege violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
     Plaintiffs seek certification of the actions as class actions, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees. The actions are identified as follows:
AVIVA Partners, Ltd. v. Navarre Corp., et al.
(Civ. No. 05-1151 (PAM/RLE))
Vivian Oh v. Navarre Corp., et al.
(Civ. No. 05-01211 (MJD/JGL))
Matthew Grabler v. Navarre Corp., et al.
(Civ. No. 05-1260 (DWF/JSM))
     Defendants entered into a stipulation with counsel for plaintiffs in each of these cases to postpone the time for bringing a motion to dismiss until after a lead plaintiff and lead counsel are appointed by the Court, and an amended consolidated complaint is filed. Prospective lead plaintiffs must file their motions for appointment by August 12, 2005, following which the Court will rule, and the designated lead plaintiff will prepare and file the amended consolidated complaint. All of this will take a considerable period of time.
     The Company intends to vigorously defend these claims. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     Shareholder Derivative Lawsuits
     Two plaintiffs have commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders in June 2005, alleging claims against the Company and certain of its executives, officers and directors. The Complaints allege that shareholders have been treated unfairly based upon the same factual allegations contained in the securities litigation lawsuits set forth above. The actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (DSD/SRN))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-1216 (DSD/SRN))
     Defendants have agreed with counsel for plaintiffs in both of these cases that service on all defendants will be deemed accepted, and that defendants have until September 19, 2005 to answer or otherwise respond to the Complaints. On July 26, 2005 the Board appointed a special litigation committee pursuant to Minn. Stat. §302A.241 to investigate and consider whether it is in the best interests of the Company to pursue these shareholder derivative claims.
     Defendants intend to vigorously defend the action. Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     All of the securities and shareholder derivative actions are in the process of being assigned to a single U.S. District Judge for all further proceedings.
Note 20 – Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. In the event of a material change in control, as defined in the employment agreement or termination under such agreement, the Company would be required to pay approximately $1.6 million. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has estimated its liability under this arrangement and has expensed $36,000 in its consolidated financial statements for the three-months ended June 30, 2005. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met. As such, $2.2 million was expensed in the consolidated financial statements as of June 30, 2004. At June 30, 2005 and March 31, 2005, $4.0 million, respectively, had been accrued in the consolidated financial statements.
     The CEO’s employment agreement also includes a loan to the executive for a maximum of $1.0 million, of which $350,000 and $400,000 were outstanding at June 30, 2005 and March 31, 2005, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During first quarter of fiscal 2006 and fiscal 2005, the Company forgave $50,000 and $200,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company has an employment agreement with a former Chief Financial Officer (“CFO”). The agreement obligated the Company to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon termination, the Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. As such, the Company has estimated its liability under this arrangement and has expensed $17,000 in its consolidated financial statements for the three-months ended June 30, 2005. The estimates related to the accrual will be reviewed each reporting period.
Note 21 — Recently Issued Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the Company’s first quarter of fiscal year 2006. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on fair value of the equity instruments or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The original effective date for Statement 123(R) was fiscal 2006. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS No. 123(R). The SEC’s rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123(R) effective April 1, 2006. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123(R) on its results of operations. The Company believes the adoption of SFAS 123(R) will have a material impact on its results of operations.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for companies no later than the end of fiscal years ending after December 15, 2005. The Company is in the process of evaluating the impact of FIN 47 on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS 154 will have a significant impact on its consolidated financial statements.
Note 22 — Subsequent Event
     On August 9, 2005, the Company entered into an interest rate swap agreement, the effect of which was to swap the Company’s floating rate obligation on the Company’s sub-facility Term Loan B and Term Loan C for a fixed-rate obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note: Comparisons to 2004 results refer to restated numbers as discussed in Note 3 of the consolidated financial statements.
Executive Summary
     Our consolidated net sales for the first quarter of fiscal 2006 increased 10.6% to $140.8 million compared to $127.3 million for the first quarter of fiscal 2005. This growth in net sales was achieved through an increase in our distribution segment and the addition of FUNimation results, which added $5.7 million in net sales since May 11, 2005, the date of acquisition. Our gross profit increased to $24.8 million or 17.6% of net sales in the first quarter fiscal 2006 compared with $18.9 million or 14.8% of net sales for same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the first quarter of fiscal 2006 was primarily due to the addition of FUNimation revenues, which carry a higher margin. Total operating expenses for the first quarter of fiscal 2006 were $19.3 million or 13.7% of net sales, compared with $16.8 million or 13.2% of net sales in the same period for fiscal 2005. Net income for the first quarter fiscal 2006 increased to $2.4 million or $0.08 per diluted share compared to $2.2 million or $0.08 per diluted share for the same period last year.
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
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide us with PC software, CD audio, DVD and VHS video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through our publishing segment we own or license various PC software, CD audio, and DVD and VHS video titles. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime and children’s animation content provider in the United States.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s ability to maintain and grow its exclusive distribution business through agreements with music labels; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board, President and Chief Executive Officer; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the Securities and Exchange Commission, including in particular our Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005. Investors and shareholders are urged to read this document carefully. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.
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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in the Annual Report on Form 10-K and Form 10-K/A for the period ended March 31, 2005 have been restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock.

Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill impairment, impairment of long-lived assets, inventory valuation, income taxes, and contingencies and litigation as discussed in the section with this title in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005. No material changes occurred to these policies in the periods covered by this report.
Reconciliation of GAAP Net Sales to Net Sales Before Inter-company Eliminations
     In evaluating our financial performance and operating trends, management considers information concerning our net sales before inter-company eliminations of sales that are not prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. Management believes these non-GAAP measures are useful because they provide supplemental information that facilitates comparisons to prior periods and for the evaluations of financial results. Management uses these non-GAAP measures to evaluate its financial results, develop budgets and manage expenditures. The method the Company uses to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended June 30,
	(Unaudited)
	2005	2004
(In thousands)		(Restated)
Net sales:
Distribution	$129,754	$110,260
Publishing	26,108	30,050

Net sales before inter-company eliminations	155,862	140,310
Inter-company eliminations	(15,029)	(13,004)

Net sales as reported	$140,833	$127,306

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended June 30,
	2005	2004
		(Restated)
Net sales:
Distribution	92.1%	86.6%
Publishing	18.5	23.6
Inter-company sales	(10.6)	(10.2)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.4	85.2

Gross profit	17.6	14.8

Selling and marketing	4.7	3.7
Distribution and warehousing	1.6	1.2
General and administrative	6.8	7.7
Depreciation and amortization	0.7	0.6

Total operating expenses	13.8	13.2

Income from operations	3.8	1.6
Interest expense	(1.5)	0.0
Other income (expense), net	0.5	0.1
Income tax (expense) benefit	(1.1)	—

Net income	1.7%	1.7%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.
Fiscal 2005 First Quarter Results Compared With Fiscal 2004 (Restated) First Quarter
Net Sales
     Net sales for the distribution segment were $129.8 million (before inter-company eliminations) for the first quarter of fiscal 2006 compared to $110.3 million (before inter-company eliminations) for fiscal 2005 first quarter. The 17.7% increase in net sales for fiscal 2006 first quarter was principally due to strong increases in sales in the PC software, DVD video and video game product groups, partially offset by a decrease in sales of major label and independent music. Net sales increased in the software product group to $98.7 million during the first quarter of fiscal 2006 from $75.6 million for the same period last year. Software continues to expand its market share presence across all categories. Internet security and on-line role playing games net sales remained strong. DVD video grew to $8.6 million in the first quarter of fiscal 2006 from $7.1 million in first quarter of fiscal 2005 and video games increased to $8.5 million in the first quarter of fiscal 2006 from $2.0 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the quarter. Independent music net sales decreased to $14.4 million in first quarter of fiscal 2006 from $19.7 million in the same period last year and major label music net sales decreased due to a soft retail environment and a reduction of significant title releases for these products relative to the prior year quarter. Future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $14.7 million or 11.3% as a percent of net sales for the first quarter fiscal 2006 compared to $11.1 million or 10.0% as a percent of net sales for first quarter fiscal 2005. The increase in gross profit as a percent of net sales for first quarter fiscal 2006 was due to a shift to higher gross margin products. We expect gross profit to fluctuate depending upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses for the distribution segment were $13.6 million or 10.5% as a percent of net sales for first quarter fiscal 2006 compared to $12.5 million or 11.3% as a percent of net sales for first quarter fiscal 2005. Overall, operating expenses increased in fiscal 2006; particularly, selling and marketing and distribution and warehousing expenses. These increases were partially offset by a decrease in general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $4.1 million or 3.2% as a percent of net sales for first quarter fiscal 2006 compared to $2.8 million or 2.6% as a percent of net sales for first quarter fiscal 2005. The increase as a percent of net sales for first quarter fiscal 2006 resulted from increased freight costs and sales commissions. Freight cost, as a percent of sales, increased to 1.9% in the first quarter fiscal 2006 compared to 1.6% for first quarter fiscal 2005. The increased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to store locations versus distribution centers. Sales commissions increased due to charges relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $2.2 million or 1.7% as a percent of net sales for first quarter fiscal 2006 compared to $1.5 million or 1.4% as a percent of net sales for first quarter fiscal 2005. The increase as a percentage of net sales resulted from increased labor costs associated with the before mentioned changes in customer shipping requirements and a growth in SKU count.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $6.8 million or 5.2% as a percent of net sales for first quarter fiscal 2006 compared to $7.8 million or 7.1% as a percent of net sales for first quarter fiscal 2005. First quarter fiscal 2005 included $2.2 million of incentive-based deferred compensation expense related to the CEO’s employment agreement.
     Depreciation and amortization for the distribution segment was $544,000 for first quarter fiscal 2006 compared to $311,000 for first quarter fiscal 2005. This increase is primarily due to the new warehouse system and equipment.
     The net operating income for the distribution segment was $1.1 million for first quarter fiscal 2006 compared to an operating loss of $1.4 million for first quarter fiscal 2005.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002. Results are included from dates of acquisitions.
Fiscal 2005 First Quarter Results Compared With Fiscal 2004 (Restated) First Quarter
Net Sales
     Net sales for the publishing segment were $26.1 million (before inter-company eliminations) for first quarter fiscal 2006 compared to $30.1 million (before inter-company eliminations) for first quarter fiscal 2005. Of the change in net sales, FUNimation contributed $5.7 million during the quarter. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a decline of $7.9 million in sales. The publishing segment benefited from a strong performance of our new release, He-Man and the Masters of the Universe DVD during the first quarter of fiscal 2006. The publishing segment also realized a softness in net sales due to a late release of a leading software product, which is planned to release in the second quarter of fiscal 2006.
Gross Profit
     Gross profit for the publishing segment was $10.1 million or 38.6% as a percent of net sales for first quarter fiscal 2006 compared to $7.8 million or 26.0% as a percent of net sales for first quarter fiscal 2005. The gross margin rate increase was due to the transfer of a third-party software products distribution arrangement with a mass merchandiser carrying lower than average profit margins to the distribution segment in the first quarter of fiscal 2005. In addition, FUNimation’s product mix increased profit margins for the first quarter fiscal 2006.

Operating Expenses
     Operating expenses for the publishing segment were $5.8 million for first quarter fiscal 2006 compared to $4.2 million for first quarter fiscal 2005. The expense increase in first quarter fiscal 2006 was primarily due to the addition of FUNimation in May 2005.
     The publishing segment had net operating income of $4.3 million for first quarter fiscal 2006 compared to net operating income of $3.6 million for first quarter fiscal 2005.
     We expect FUNimation’s operating results to continue to positively affect this segment’s fiscal year 2006 results.
Consolidated Other Income and Expense
     Interest expense was $2.1 million for first quarter fiscal 2006 compared to $41,000 for first quarter fiscal 2005. The increase in interest expense for first quarter fiscal 2006 is a result of financing the FUNimation acquisition through bank debt and the write-off of debt acquisition costs of $239,000. Other income for first quarter fiscal 2006 consisted primarily of a vendor contract buy-out and interest income on available cash balances for a total of $700,000 compared to $129,000 of interest income for first quarter fiscal 2005.
Consolidated Income Tax (Expense) Benefit
     For first quarter fiscal 2006, income tax expense was $1.6 million. We recorded an income tax benefit of $11,000 in first quarter of fiscal 2005, a net effect of recording income tax expense and the reversal of a portion of deferred tax asset valuation allowance. We utilized a portion of the existing net operating loss carry forwards in first quarter of fiscal 2005. The increase in income tax expense for the first quarter of fiscal 2006 was due to higher pretax income in the current quarter and utilization of net operating loss carry forwards and reversal of a portion of the valuation allowance in the same period last year.
Market Risk
     Our credit facilities carry interest rate risk that is generally related to the prime rate or the libor rate. If the rate were to change, interest expense would increase or decrease accordingly. As of June 30, 2005, there was $125.0 million outstanding under the Term Loan B sub-facility and Term Loan C sub-facility. On August 9, 2005, the Company entered into an interest rate swap agreement, the effect of which was to swap the Company’s floating rate obligation on the Company’s sub-facility Term Loan B and Term Loan C for a fixed-rate obligation.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for first quarter fiscal 2006 and 2005 totaled $15.4 million and $5.6 million, respectively.
     The net cash used in operating activities in first quarter fiscal 2006 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $2.0 million, deferred taxes of $502,000, and change in deferred revenue of $856,000, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the affect of the addition of the FUNimation assets and liabilities for the acquisition. Accounts receivable increased by $678,000, reflecting the growth in sales for first quarter fiscal 2006. Inventories increased by $8.7 million, primarily reflecting higher inventories required by the Company’s increased sales activities and inventory purchased to fulfill sales orders in early July. Prepaid expenses increased by $2.1 million, primarily reflecting royalty advances in the publishing segment. Production costs and license fees increased $294,000 and $767,000, respectively, due primarily to new content. Accounts payable decreased $723,000, primarily as a result of timing of payables. Income taxes payable increased $1.9 million primarily due to full utilization of net operating losses and valuation allowance in fiscal 2005. Accrued expenses decreased $7.5 million as a result of payment of annual bonuses and payment of the amount due to a former shareholder for the remaining shares of Encore.
     The net cash used in operating activities in first quarter fiscal 2005 reflected our net income, combined with various non-cash charges, including depreciation and amortization of $743,000, executive compensation expense of $2.2 million and deferred taxes of $653,000, partially offset by our working capital demands. Inventories increased by $11.7 million and other assets increased by $1.3 million, which were offset by the decrease in accounts receivable of $693,000, an increase in accounts payable of $1.4 million and an increase in income taxes payable of $514,000.
Investing Activities
     Cash flows used in investing activities totaled $99.0 million for first quarter fiscal 2006 and cash flows provided by investing activities were $1.1 million for the same period last year.
     Loans to related parties totaled $134,000 and $316,000 for first quarter fiscal 2006 and 2005, respectively.
     Acquisition of property and equipment totaled $639,000 for first quarter fiscal 2006. Purchases of first quarter fiscal 2005 fixed assets of $4.8 million were offset by $6.4 million in proceeds from the sale and leaseback of our new building.
     Acquisition of businesses totaled $98.1 million for first quarter fiscal 2005. In May, 2005 the Company completed the acquisition FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. This transaction was made to enable the Company to continue to build content and grow the publishing segment.
Financing Activities
     Cash flows provided from financing activities totaled $122.3 million and $2.2 million for first quarter fiscal 2006 and 2005, respectively.
     The Company recorded net proceeds from notes payable of $125.0 million for first quarter fiscal 2006 and related debt acquisition costs of $2.9 million. The Company recorded net repayments on notes payable of $651,000 for first quarter fiscal 2005 and debt acquisition costs of $413,000. The Company recorded proceeds from the exercise of common stock options and warrants of $221,000 and $3.3 million in first quarter fiscal 2006 and 2005, respectively.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three year, $30.0 million revolving credit facility for use in connection with our working capital needs. In June 2004, this credit agreement was amended and restated to, among other things, provide for two senior secured revolving sub-facilities: a $10.0 million revolving acquisition sub-facility, and a $40.0 million revolving working capital sub-facility. The revolving working capital sub-facility allowed for borrowings up to $40.0 million, subject to a borrowing base requirement, and required that we maintain a minimum excess availability of at least $10.0 million. In addition to the provision for the two senior secured revolving sub-facilities, this credit agreement allowed for up to $10.0 million of the revolving working capital facility to be used for acquisitions, providing us with an aggregate revolving acquisition availability of up to $20.0 million, subject to a borrowing base requirement. The working capital revolving credit facility also included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. Under the amended and restated credit agreement, the maturity date of the revolving working capital facility was December 2007 and the maturity date of the revolving acquisition facility was June 2006.

     The credit agreement was amended and restated on May 11, 2005 in order to provide us with funding to complete the FUNimation acquisition (see Note 4) and was again amended and restated on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs.
     During the first quarter of fiscal 2006 we received proceeds of $140.0 million from the Term Loan B sub-facility and the Term Loan C sub-facility in conjunction with the FUNimation acquisition. During the first quarter of fiscal 2006, we made a payment of $15.0 million to reduce the amount outstanding. As of June 30, 2005, we had $125.0 million and $0 outstanding on the two sub-facilities and the revolver, respectively.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We were in compliance with the covenants related to the credit facility on June 30, 2005.
Liquidity
     On May 11, 2005 we acquired 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). As consideration for the acquisition of FUNimation, the sellers of FUNimation received $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of Navarre common stock. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. This was funded with the debt structure discussed herein.
     From time to time we are required to invest a significant amount of cash in our publishing segment in order to license content from third parties and in our distribution segment in order to sign exclusive distribution agreements. Typically, these amounts are paid to third parties in connection with the signing of the applicable agreement and are recouped from the proceeds that we receive from the sale of products that result from these agreements. During the first quarter of fiscal 2006 we invested approximately $10.6 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     In our businesses we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the first quarter of fiscal year 2006 we invested $8.7 million of cash in our inventory in order to ensure that we had sufficient products to meet expected demand for the foreseeable future. The effect of this was that, at the end of our fiscal 2006 first quarter, we had higher inventory levels than March 31, 2005. This increase in inventory was funded through working capital. Cash at June 30, 2005 was $23.3 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
     We believe that certain recent events will enhance our liquidity and capital resources. Specifically, the acquisition of FUNimation is currently expected to provide positive cash flow during the approximate ten months that its operations will be included in fiscal 2006. In addition, historically business has generated positive cash flow in the third and fourth quarters and we anticipate that this will occur in fiscal 2006. Furthermore, the changes to our credit agreement with GE Commercial Finance provided us with approximately $35.0 million of additional cash, of which $15.0 million was re-paid during first quarter fiscal 2006, as well as the ability to make borrowings under a $25.0 million working capital revolving credit facility provided we meet certain financial covenants but without reference to a borrowing base availability requirement.
     Our cash requirements are driven by our needs to fund increases in accounts receivable, inventories, payments of obligations to creditors and advances to acquire new content. We currently believe cash and cash equivalents, funds generated from the expected results of operations and available funds available under our existing credit facility will be sufficient to satisfy our working capital requirements and to finance expansion plans and strategic initiatives for this fiscal year and otherwise in the long-term, absent significant acquisitions.

We have stated our plans to grow through acquisitions; however, such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of June 30, 2005 by fiscal year (in thousands).

		Less
		than 1	1 – 3	4 – 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$22,988	$2,234	$3,916	$3,825	$13,013
Capital leases	430	129	229	72	—
Note payable	125,000	5,000	15,000	10,000	95,000
License and distribution agreement	7,287	7,287	—	—	—

Total	$155,705	$14,650	$19,145	$13,897	$108,013

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. However, to address the material weaknesses described in the paragraphs below and which were reported in the Company’s internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005, we have significantly expanded our disclosure controls and procedures.
(b) Internal Control over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. The assessment was provided in our “Management’s Report on Internal Control over Financial Reporting” set forth in Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K and 10-K/A for the year ended March 31, 2005. This assessment identified deficiencies in our internal control over financial reporting, and management determined that each of the deficiencies individually constituted a “material weakness” in our internal control over financial reporting as of March 31, 2005. These material weaknesses are discussed in greater detail in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended March 31, 2005.
     During the first quarter of fiscal 2006, the Company has implemented, the following remediation steps to address the material weaknesses in internal control over financial reporting discussed above and ensure the integrity of our financial reporting process:
•	The Company has strengthened its controls and procedures as it relates to compensation arrangements through a comprehensive review of new compensation arrangements and the continued monitoring of existing compensation arrangements in order to determine appropriate accounting treatment under U.S. GAAP.

•	The Company has strengthened its controls and procedures as it relates to accounting for income taxes. The Company has hired a tax manager to manage the process and ensure the controls and procedures over financial reporting as it relates to income taxes are functioning.
     The Company believes that these remediation steps corrected the material weaknesses discussed above.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of business, we are involved in a number of litigation matters that, other than the matter described immediately below, are incidental to the operation of the business. These matters generally include, among other things, collection matters with regard to products distributed by us and accounts receivable owed to us. We currently believes that the resolution of any of these pending matters will not have a material adverse effect on its financial position or liquidity, but an adverse decision in more than one of the matters could be material to its consolidated results of operations.
     ValueVision Media, Inc. v. Navarre Corporation
     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against the Navarre Corporation in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) seeks damages in excess of $50,000, restitution and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into cash pursuant to an alleged contract formula or into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company’s Form 10-K for the year ended March 31, 1997.
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
     On or about January 21, 2005, the Court approved the parties’ stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, Navarre served and filed its counterclaim. ValueVision’s reply to the counterclaim was served and filed, and ValueVision denied liability to Navarre.
     The parties are in the process of completing discovery. All parties have scheduled hearings for summary judgment on August 30, 2005. The case is currently scheduled for trial during the court’s November 2005 trial block. We intend to vigorously defend against the claims asserted by ValueVision and pursue its claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.

     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleges that BCI and others sold unlicensed records in connection with their karaoke related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleges that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserts the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Pracices Act. Sybersound seeks damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre- and post- judgment interest, costs, attorney’s fees and expert fees.
     BCI Eclipse Company, LLC demurred to the Complaint and asserted defenses. BCI Eclipse Company, LLC has also served written discovery, responses to which are now overdue. Plaintiff has served written discovery on BCI, responses to which are due August 19, 2005 and August 22, 2005. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.
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
     Navarre and BCI Eclipse Company, LLC have responded to the complaint, denied liability and damages and asserted a counterclaim against Sybersound and its principal, Jan Stevens. In their counterclaim, BCI and Navarre seek injunctive relief enjoining Sybersound and Stevens from making false statements regarding BCI and Navarre, declaratory relief that Sybersound and Stevens have made false statements, and money damages for the false statements. BCI and Navarre allege that Sybersound and Stevens are liable to Navarre and BCI under the Competition Act, Trade-marks Act and common law for certain false statements made and published by Sybersound and Stevens, and are seeking all damages available. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.
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
     Securities Litigation Lawsuits
     Three purported class action lawsuits have been commenced against Navarre Corporation in the U.S. District Court for Minnesota. These actions were commenced in June 2005. The allegations in each of these lawsuits are virtually identical, and essentially claim that the Company and certain of its officers and/or directors violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles. The complaints allege that these accounting irregularities benefited Company insiders including the individual defendants. The Complaints further allege that the Company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs allege violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
     Plaintiffs seek certification of the actions as class actions, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees. The actions are identified as follows:
AVIVA Partners, Ltd. v. Navarre Corp., et al.
(Civ. No. 05-1151 (PAM/RLE))
Vivian Oh v. Navarre Corp., et al.
(Civ. No. 05-01211 (MJD/JGL))
Matthew Grabler v. Navarre Corp., et al.
(Civ. No. 05-1260 (DWF/JSM))
     Defendants entered into a stipulation with counsel for plaintiffs in each of these cases to postpone the time for bringing a motion to dismiss until after a lead plaintiff and lead counsel are appointed by the Court, and an amended consolidated complaint is filed. Prospective lead plaintiffs must file their motions for appointment by August 12, 2005, following which the Court will rule, and the designated lead plaintiff will prepare and file the amended consolidated complaint. All of this will take a considerable period of time.
     The Company intends to vigorously defend these claims. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     Shareholder Derivative Lawsuits
     Two plaintiffs have commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders in June 2005, alleging claims against the Company and certain of its executives, officers and directors. The Complaints allege that shareholders have been treated unfairly based upon the same factual allegations contained in the securities litigation lawsuits set forth above. The actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (DSD/SRN))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-1216 (DSD/SRN))
     Defendants have agreed with counsel for plaintiffs in both of these cases that service on all defendants will be deemed accepted, and that defendants have until September 19, 2005 to answer or otherwise respond to the Complaints. On July 26, 2005 the Board appointed a special litigation committee pursuant to Minn. Stat. §302A.241 to investigate and consider whether it is in the best interests of the Company to pursue these shareholder derivative claims.

     Defendants intend to vigorously defend the action. Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     All of the securities and shareholder derivative actions are in the process of being assigned to a single U.S. District Judge for all further proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     There were no matters submitted to a vote of security holders during the three-month period ended June 30, 2005.
Item 5. Other Information
     None
Item 6. Exhibits
(a)	The following exhibits are included herein:

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	(a)	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32	(b)	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)

Date: August 9, 2005	/s/ Eric H. Paulson

Eric H. Paulson
Chairman of the Board,
President and
Chief Executive Officer

Date: August 9, 2005	/s/ Diane D. Lapp

Diane D. Lapp
Interim Chief Financial Officer