Form 10-Q
period 2005-09-30
NAVARRE CORP /MN/
filed 2005-11-14
CIK 911650

This report does not reflect the effect of certain adjustments described in the Explanatory Note on page 2, and accordingly, this report is being filed without the independent registered public accounting firm’s review being completed and without the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, No Par Value –29,894,666 shares as of November 7, 2005.

EXPLANATORY NOTE
     On September 21, 2005, the Company filed a Current Report on Form 8-K with the SEC announcing its determination that its previously issued financial statements contained in the fiscal year 2005 Form 10-K and Form 10-K/A will be restated. Further, as a result of issues identified in the quarterly closing process for the period ended September 30, 2005, the Company determined that its previously issued financial statements contained in the fiscal year 2003 and 2004 Form 10-K will also be restated. (See Note 2). As the amendments to these previously issued financial statements have not yet been completed, the financial statements accompanying this report have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. The Company expects that its independent registered public accounting firm, Grant Thornton LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following the issuance of restated financial statements contained in our fiscal year 2005 Form 10-K/A.

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31, 2005
	2005	(Note)
	(Unaudited)	(Restated)
Assets:
Current assets:
Cash and cash equivalents	$35,635	$15,571
Note receivable, related parties	200	200
Accounts receivable, less allowances of $24,833 and $13,815, respectively	96,771	93,982
Inventories	53,687	40,759
Prepaid expenses and other current assets	6,968	10,053
Income tax receivable	1,037	—
Deferred tax assets	7,966	7,398

Total current assets	202,264	167,963

Property and equipment, net of accumulated depreciation of $8,515 and $7,259, respectively	10,021	8,152
Other assets:
Notes receivable, related parties	100	200
Goodwill	55,051	9,832
Intangible assets, net of amortization of $6,232 and $2,369, respectively	42,306	5,198
License fees, net of amortization of $2,530	21,352	—
Other assets	15,298	4,547

Total assets	$346,392	$195,892

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short term	$6,100	$250
Capital lease obligation — short term	104	84
Accounts payable	112,079	96,387
Income taxes payable	—	8
Accrued expenses	14,056	15,067

Total current liabilities	132,339	111,796
Long-term liabilities:
Note payable — long-term	113,750	—
Capital lease obligation — long-term	214	237
Interest rate swap	1,498	—
Deferred compensation	5,128	4,984
Deferred tax liabilities	276	1,591

Total liabilities	253,205	118,608
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 29,889,066 and 27,896,080, respectively	138,336	123,481
Accumulated other comprehensive income (loss)	(929)	—
Accumulated deficit	(44,220)	(46,197)

Total shareholders’ equity	93,113	77,284

Total liabilities and shareholders’ equity	$346,392	$195,892

Note: The balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$157,823	$144,401	$298,764	$271,707
Cost of sales (exclusive of depreciation and amortization)	129,379	123,392	245,531	231,820

Gross profit	28,444	21,009	53,233	39,887
Operating expenses:
Selling and marketing	7,630	4,386	14,221	9,118
Distribution and warehousing	2,242	2,221	4,432	3,754
General and administrative	11,215	9,249	21,265	19,757
Depreciation and amortization	4,147	843	5,171	1,547

Total operating expenses	25,234	16,699	45,089	34,176

Income from operations	3,210	4,310	8,144	5,711
Other income (expense):
Interest expense	(3,055)	(60)	(5,210)	(101)
Interest income	249	127	615	256
Other income (expense), net	69	2	415	(6)

Net income before income tax	473	4,379	3,964	5,860
Income tax (expense) benefit	(365)	3	(1,950)	162

Net income	$108	$4,382	$2,014	$6,022

Earnings per common share:
Basic	$.00	$.16	$.07	$.23

Diluted	$.00	$.15	$.07	$.22

Weighted average shares outstanding:
Basic	29,841	26,753	29,397	26,465
Diluted	30,767	28,884	30,404	28,671
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2004
		(Restated)
Operating activities:
Net income	$2,014	$6,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,232	1,580
Amortization and write-off of deferred financing costs	477	96
Deferred compensation expense	144	2,187
Write-off of notes receivable	100	100
Amortization of license fees	2,529	—
Amortization of production costs	866	—
Change in deferred revenue	(320)	—
Tax benefit from employee stock option plans	237	—
Gain on disposal of fixed assets	(3)	—
Deferred income taxes	(1,314)	(1,655)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,164	(25,063)
Inventories	(9,386)	(30,123)
Prepaid expenses	(3,180)	(921)
Income taxes receivable	(1,037)	—
Other assets	145	(1,574)
Production costs	(928)	—
License fees	(3,299)	—
Accounts payable	12,528	37,751
Income taxes payable	(8)	718
Accrued expenses	(7,184)	2,895

Net cash provided by (used in) operating activities	2,777	(7,987)
Investing activities:
Acquisitions, net of cash acquired	(98,147)	—
Purchases of property and equipment	(1,084)	(6,499)
Net proceeds from sale leaseback	—	6,401
Purchases of intangible assets	(206)	(398)
Payment of earn-out related to an acquisition	(350)	(88)

Net cash used in investing activities	(99,787)	(584)
Financing activities:
Proceeds from note payable, line of credit	—	27,394
Payments on note payable, line of credit	—	(27,394)
Payments on note payable	(21,250)	(651)
Proceeds from note payable	140,850	—
Debt acquisition costs	(2,921)	(350)
Repayments of capital lease obligations	(42)	—
Proceeds from exercise of common stock options and warrants	437	3,885

Net cash provided by financing activities	117,074	2,884

Net increase (decrease) in cash	20,064	(5,687)
Cash at beginning of period	15,571	14,495

Cash at end of period	$35,635	$8,808

Supplemental cash flow information:
Cash paid for:
Interest	$3,584	$95
Income taxes	4,076	647
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	1,656	—
Capital lease obligations incurred for the purchase of computer equipment	39	—
Reclassification of prepaid royalties to other assets	6,317	—
Acquisition:
Fair value of assets acquired	$126,113	$—
Less: Liabilities assumed	9,683	—
Fair value of stock issued	14,144	—
Cash acquired	4,139	—

Acquisition net of cash acquired	$98,147	$—

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (“the Company” or “Navarre”), a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Historically, the business was divided into two business segments – distribution and publishing. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. In the second quarter of fiscal 2006, the Company expanded its segments to include a segment which is titled “other” and includes the operations of a variable interest entity as further discussed below.
     The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated financial statements include the consolidation of the variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”).
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005.
     Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
Restatement of Financial Statements
     The Company is in the process of restating its previously issued consolidated financial statements as of and for the periods ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements, some of which the impacts have been included in this filing, will result in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
Segment Reporting
     In light of the addition of Mix & Burn in the consolidated financial statements of the Company, Navarre has re-evaluated its application of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (SFAS 131”) and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments – distribution and publishing. The Company’s restated presentation includes three operating and reportable segments – distribution, publishing and other.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six months ended September 30, 2005 and September 30, 2004. The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although the Company’s past experience has been a good indicator of future reserve levels, there can be no assurance that its current reserve levels will be adequate in the future.
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
Royalties Payable
     Royalties payable represent management’s estimate of accrued and unpaid ultimate participation costs as of the end of the fiscal year. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received.
     The Company expects to pay 100% of accrued royalties in the amount of $3.8 million during the period ended March 31, 2006.
Advertising
     Advertising costs are expensed as incurred. Advertising expense amounted to $701,000 and $924,000 for the three and six months ended September 30, 2005, respectively.
Research and Development – Mix & Burn
     Research and development costs for the other segment of approximately $160,000 and $302,000 were charged to expense for the three and six months ended September 30, 2005, respectively.
Note 2 — Restatements
Mix & Burn
     During second quarter of Fiscal 2006, the Company determined that it was changing its accounting treatment for its investment in and advances to a third party (Mix & Burn). Mix & Burn was determined to be a VIE under FIN 46(R), and the Company determined it was the primary beneficiary of Mix & Burn. As such Mix & Burn’s financial results are subject to consolidation into the Company’s consolidated financial statements (see further discussion in Notes 1 and 4).
Post Retirement Payments
     As a result of issues identified in the quarterly closing for the period ended September 30, 2005, the Company is in the process of restating its previously-issued consolidated financial statements as of and for the periods ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004. These restatements will result in (i) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
Restatements — Previously Reported
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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in the Annual Report on Form 10-K and Form 10-K/A for the period ended March 31, 2005 were restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock.
Previously Reported Restatements
     Presented below are the consolidated financial statement line items that were impacted by the previously reported restatements described above for the second quarter of fiscal 2005, taking into consideration that prior year reported amounts reflect reclassifications to conform with current year presentation:
(In thousands, except per share data)

	Year Ended March 31,2005
	Second	Second
	Quarter	Quarter
	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$3,637
Total liabilities	137,588	141,225
Total shareholders’ equity	69,675	66,038
Total liabilities and shareholders’ equity	$207,263	$207,263
Statements of Operations Data:
General and administrative	$8,697	$8,697
Income from operations	4,834	4,834
Net income before tax	4,902	4,902
Net income	$4,906	$4,906
Earnings per common share:
Basic	$.18	$.18
Diluted	$.17	$.17
Statements of Cash Flow Data
Net income	$9,303	$7,116
Deferred compensation expense	—	2,187

Note 3 — Acquisitions
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together “FUNimation”) a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The acquisition of FUNimation is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. The Company entered into a credit agreement to fund the acquisition which consisted of $115.0 million Term Loan B sub-facility, a $25.0 million Term Loan C sub-facility and a revolving sub-facility of up to $25.0 million. The Company is obligated to pay interest on loans made under the facilities at variable rates. (See Note 16 Bank Financing and Debt).
Employment Agreement
     The Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd (“the CEO”). The term of this agreement is five years from the closing date of the FUNimation acquisition. The agreement provides for a base salary of $350,000 per year, subject to annual adjustments by the board of directors of FUNimation Productions, Ltd., and an annual bonus consistent with Navarre’s executive bonus program. The agreement also provides for customary benefits that are provided to similarly-situated executives including health and disability insurance, future stock option grants, reimbursement of reasonable business expenses, and paid vacation time.
     The agreement also provides the CEO of FUNimation with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006-2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the CEO of FUNimation is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the CEO of FUNimation is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million.
     In addition, upon entering into this agreement the Company granted a ten year option to purchase 250,000 shares of Navarre common stock exercisable at $8.35 to the CEO of FUNimation.
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
Purchase Price
     The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The acquisition was accounted for using the purchase method in accordance with FAS 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from the date of acquisition.
     The allocation resulted in goodwill of $44.9 million and intangibles of $1.7 million related to a trademark, which will not be amortized, and other intangible assets of $39.1, related to license and distribution arrangements, which will be amortized over a period of between five and one-half to seven and one-half years based on revenue streams. The purchase price was reallocated during the three months ended September 30, 2005 based on the results of an independent valuation which increased other intangibles and reduced goodwill. The Company amortized $3.1 million related to these other intangibles during the three months ended September 30, 2005 which represents the impact of amortization from May 11, 2005, the acquisition date.

     The purchase price allocation is as follows (in thousands):

Accounts receivable	$7,953
Inventories	3,542
Prepaid expenses and other current assets	52
Property and equipment	2,064
License fees	20,582
Production costs	3,810
Goodwill	44,869
Other intangibles	40,758
Current liabilities	(9,683)

Total purchase price, less cash acquired	$113,947

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the three and six months ended September 30, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2004. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the three and six months ended September 30, 2005 and 2004, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
     (In thousands, except per share data)

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	As reported	Pro forma	As reported	Pro forma
			(Restated)
Net sales	$157,823	$157,823	$144,401	$157,149
Net income	108	108	4,382	3,917
Earnings per common share:
Basic	$.00	$.00	$.16	$.15

Diluted	$.00	$.00	$.15	$.14

	Six Months Ended		Six Months Ended
	September 30, 2005		September 30, 2004
	As reported	Pro forma	As reported	Pro forma
			(Restated)
Net sales	$298,764	$304,486	$271,707	$301,800
Net income	2,014	2,260	6,022	5,963
Earnings per common share:
Basic	$.07	$.08	$.23	$.23

Diluted	$.07	$.07	$.21	$.21

Note 4 — Variable Interest Entity
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46(R)). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulleting No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46(R) clarifies how to identify a VIE and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements. FIN 46(R) also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interests in a VIE but is not the primary beneficiary.
FIN 46(R) is effective for public companies that have interests in VIEs for the periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004.
Mix & Burn’s financial results have been consolidated with the Company’s financial results under FIN 46(R). Mix & Burn had net sales of $147,000 and $255,000 for the three and six months ended September 30, 2005, respectively, and net sales of $113,000 for the three and six months ended September 30, 2004, respectively, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $616,000 and $1.1 million for the three and six months ended September 30, 2005, respectively and $524,000 and $854,000 for the three and six months ended September 30, 2004, respectively. Mix & Burn is a development stage company and designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn funds its operations through third-party financing. Mix & Burn has a $2.5 million note payable to the Company, which eliminates upon consolidation.
Note 5 — Stock-Based Compensation
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

     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income, as reported	$108	$4,382	$2,014	$6,022
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(403)	(209)	(762)	(346)

Net income (loss), pro forma	$(295)	$4,173	$1,252	$5,676

Income (loss) per share:
Basic – as reported	$.00	$.16	$.07	$.23

Basic – pro forma	$(.01)	$.16	$.04	$.21

Diluted – as reported	$.00	$.15	$.07	$.21

Diluted – pro forma	$(.01)	$.14	$.04	$.20

     Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in fiscal 2006 second quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.08%; volatility factor of the expected market price of the Company’s common stock of 65%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2006 second quarter was $4.31.
Note 6 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income	$108	$4,382	$2,014	$6,022

Denominator:
Denominator for basic earnings per share—weighted-average shares	29,841	26,753	29,397	26,465
Dilutive securities: Employee stock options and warrants	926	2,131	1,007	2,206

Denominator for diluted earnings per share -adjusted weighted-average shares	30,767	28,884	30,404	28,671

Basic income per share	$.00	$.16	$.07	$.23

Dilutive income per share	$.00	$.15	$.07	$.21

     Approximately 1.5 million and 1.3 million of the Company’s stock options were excluded from the calculation of diluted earnings per share for the three and six month periods ended September 30, 2005, respectively, and approximately 99,000 and 139,500 were excluded for the three and six month periods ended September 30, 2004 because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 7 — Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on hedge derivatives that are not included in net income (loss) but rather are recorded directly in shareholders’ equity.
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$108	$4,382	$2,014	$6,022
Net unrealized loss on hedge derivatives	(929)	—	(929)	—

Comprehensive income (loss)	$(821)	$4,382	$1,085	$6,022

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Unrealized gain (loss) from:
Hedge derivatives	$(929)	$—

Accumulated other comprehensive income (loss)	$(929)	$—

Note 8 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 9 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Trade receivables	$101,808	$88,196
Vendor advance receivables	18,716	16,857
Other receivables	1,080	2,744

	$121,604	$107,797
Less: allowance for doubtful accounts, vendor advances and sales discounts	11,450	9,625
Less: allowance for sales returns, net margin impact	13,383	4,190

Total	$96,771	$93,982

Note 10 — Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Finished goods	$47,867	$36,222
Raw materials	5,820	4,537

	$53,687	$40,759

Note 11 — License Fees
     License fees consisted of the following (in thousands) and are related to the addition of the FUNimation business:

	September 30,	March 31,
	2005	2005
		(Restated)
License fees	$23,882	$—
Less: accumulated amortization	2,530	—

	$21,352	—

     Amortization of license fees for the three months and six month periods ended September 30, 2005 were $2.0 million and $2.5 million, respectively, and for the three month and six month periods ended September 30, 2004 were $0 and $0, respectively. These amounts have been included in royalty expense in the accompanying statements of operations.
     License fees represent fixed minimum advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. Amounts are assessed periodically for impairment.

Note 12 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands) and are related to the addition of the FUNimation business:

	September 30,	March 31,
	2005	2005
		(Restated)
Production costs	$4,739	$—
Less: accumulated amortization	867	—

	$3,872	—

     The Company expects to amortize production costs in the amount of $1.9 million by March 31, 2006. Amortization of production costs for the three months and six month periods ended September 30, 2005 were $573,000, and $867,000, respectively, and for the three month and six month periods ended September 30, 2004 were $0 and $0, respectively. These amounts have been included in cost of sales in the accompanying statements of operations.
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
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Land and buildings	$1,623	$—
Furniture and fixtures	1,182	1,092
Computer and office equipment	5,305	4,483
Warehouse equipment	6,920	6,868
Leasehold improvements	3,028	2,894
Production equipment	233	—
Construction in progress	245	74

Total	$18,536	$15,411
Less: accumulated depreciation and amortization	8,515	7,259

Net property and equipment	$10,021	$8,152

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of September 30, 2005 and March 31, 2005, goodwill amounted to $55.1 million and $9.8 million, respectively. During fiscal 2006, the FUNimation acquisition added $44.9 million in goodwill (see Note 3). During fiscal 2006 further purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2005 (Restated)	$—	$9,832	$9,832
Goodwill resulting from an acquisition	—	44,869	44,869
Earn-out related to an acquisition	—	350	350

Balances as of September 30, 2005	$—	$55,051	$55,051

Intangible assets
     Other identifiable intangible assets, net of amortization, of $42.3 million and $5.2 million as of September 30, 2005 and March 31, 2005, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of September 30, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,044	$2,438	$4,606
License relationships	39,100	3,089	36,011
Trademark (not amortized)	1,658	—	1,658
Other	736	705	31

	$48,538	$6,232	$42,306

	As of March 31, 2005 (Restated)
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	729	682	47

	$7,567	$2,369	$5,198

     Aggregate amortization expense for the three and six month periods ended September 30, 2005 were $3.5 million and $3.9 million, respectively and for the three and six month periods ended September 30, 2004 were $373,000 and $722,000, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2006	$4,919
2007	12,373
2008	10,431
2009	7,262
2010	3,501
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $3.6 million and $1.2 million at September 30, 2005 and March 31, 2005, respectively. Accumulated amortization amounted to approximately $542,000 and $502,000 at September 30, 2005 and March 31, 2005, respectively. The Company wrote off net debt issuance costs of $239,000 during first fiscal quarter of fiscal 2006. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Compensation and benefits	$3,851	$9,067
Royalties	4,525	2,491
Accrued interest	1,541	31
Deferred revenue	1,152	10
Rebates	1,015	1,023
Other	1,972	2,445

Total	$14,056	$15,067

Note 16 — Bank Financing and Debt
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
     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 3) and was again amended and restated on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     In association with the GE Commercial Finance credit agreement, the Company also pays certain facility and agent fees. Interest under the GE Capital line of credit was at the index rate plus 2.25% (9.0% and 5.75% at September 30, 2005 and March 31, 2005, respectively) and is payable monthly. As of September 30, 2005 and March 31, 2005, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the Libor rate plus 2.50% (7.43% as of September 30, 2005) and the Term Loan C sub-facility was at the Libor rate plus 4.50% (9.43% as of September 30, 2005). The balance under the two sub-facilities was $118.8 million at September 30, 2005. Principal payments on the Term Loan B sub-facility and Term Loan C sub-facility are presently $1.25 million per quarter. During the three months ended September 30, 2005, the Company prepaid $5.0 million on the Term Loan B sub-facility.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. The Company was in compliance with the financial covenants related to the credit facility on September 30, 2005.
     Mix & Burn has six convertible promissory notes which were entered into during the periods from December 30, 2004 to August 22, 2005 with the notes and accrued interest being due between October 17, 2005 and December 31, 2005. These notes have interest rates between 8% and 12%. The aggregate principal balances at September 30, 2005 and March 31, 2005 were $1.1 million and $250,000, respectively. The Company’s $2.5 million promissory notes from Mix & Burn have been eliminated with the consolidation of Mix & Burn.
     On February 1, 2005, Mix & Burn obtained a $20,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on February 1, 2006. Mix & Burn assigned a $20,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $20,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There was $0 outstanding on this line of credit at September 30, 2005.
     On March 9, 2005, Mix & Burn obtained a $100,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on August 1, 2005. Mix & Burn assigned a $105,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $100,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There was $0 outstanding on this line of credit at September 30, 2005.
     Long-term debt consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Term Loan B sub-facility	$93,750	$—
Term Loan C sub-facility	25,000	—
Other (see Mix & Burn above)	1,100	250

Total debt	119,850	250
Less: current portion	6,100	250

Total long-term debt	$113,750	$—

     As of September 30, 2005, annual debt maturities were as follows (in thousands):

2006	$6,100
2007	5,000
2008	5,000
2009	5,000
2010	5,000
2011 and thereafter	93,750

Total	$119,850

Letters of Credit
     The Company is party to letters of credit totaling $755,000 at September 30, 2005. The Company party to a $405,000 letter of credit with the City of New Hope, a $100,000 letter of credit with Cambridge Apartments as required per the lease related to the Company’s headquarters and a $250,000 letter of credit with Warner Home Video. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Derivative Instruments
     The Company uses derivative instruments to assist in the management of exposure to interest rates. The Company uses derivative instruments only to limit the underlying exposure to floating interest rates, and not for speculation purposes. The Company documents relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.
     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. On August 9, 2005, the Company entered into two interest-rate swap agreements with notional amounts of $98.8 million and $25.0 million. At September 30, 2005, the fair value of the interest rate swaps had decreased from inception by $1.5 million and is included in other long-term liabilities. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was ($929,000) at September 30, 2005.
Note 18 — Income Taxes
     The Company’s effective tax rate was 77.2% for the second quarter of fiscal 2006 as the net income includes the loss from a variable interest entity which does not have any tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate for the second quarter of fiscal 2005 was significantly lower than second quarter of fiscal 2006 due to the partial reversal of the valuation allowance recorded against deferred tax assets and the utilization of net operating loss carryforwards.
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
Note 19 — Sale/Leaseback of Warehouse Facility
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

Note 20 — License and Distribution Agreement
     On March 29, 2004, the Company entered into a license and distribution agreement (“Agreement”) with Riverdeep, Inc. (“Riverdeep”). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $2.1 million and $4.2 million for the three and six month periods ending September 30, 2005, respectively, and are reflected in cost of sales in the consolidated statement of operations.
     The Company provided $1.9 million of guaranteed royalty payments to Riverdeep for the period from June 30, 2005 to September 30, 2005 and $11.7 million of guaranteed royalty payments for the period from April 1, 2004 to March 31, 2005. Of the amount paid, $1.9 and $2.6 million, respectively, are reflected in prepaid assets in the consolidated balance sheet as of September 30, 2005 and March 31, 2005. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep in order to recoup the guaranteed royalty payments. If necessary, this recoupment period will extend through the remaining term of the agreement, plus up to an additional 42 months. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 21 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company has determined it has three reportable business segments: distribution, publishing and other. The other segment consists of the VIE, Mix & Burn. Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$140,773	$31,801	$147	$(14,898)	$157,823
Income (loss) from operations	1,465	2,361	(616)	—	3,210
Net income (loss) before income tax	(1,129)	2,285	(683)	—	473
Total assets	$308,316	$175,659	$647	$(138,230)	$346,392

Three months ended September 30, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$134,152	$22,567	$113	$(12,431)	$144,401
Income (loss) from operations	1,999	2,835	(524)	—	4,310
Net income (loss) before income tax	2,143	2,760	(524)	—	4,379
Total assets	$189,823	$50,127	$599	$(33,163)	$207,386

Six months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$270,526	$57,909	$255	$(29,926)	$298,764
Income (loss) from operations	2,579	6,668	(1,103)	—	8,144
Net income (loss) before income tax	(1,338)	6,522	(1,220)	—	3,964
Total assets	$308,316	$175,659	$647	$(138,230)	$346,392

Six months ended September 30, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$244,412	$52,616	$113	$(25,434)	$271,707
Income (loss) from operations	167	6,398	(854)	—	5,711
Net income (loss) before income tax	452	6,262	(854)	—	5,860
Total assets	$189,823	$50,127	$599	$(33,163)	$207,386
Note 22 – Commitments and Contingencies
Litigation
     In the normal course of business, the Company is involved in a number of litigation matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters not described below could be material to the Company’s consolidated results of operations.

     ValueVision Media, Inc. v. Navarre Corporation
     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against Navarre Corporation in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) seeks damages in excess of $50,000, and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company’s Form 10-K for the year ended March 31, 1997. ValueVision has indicated that its damages claims exceed $3.5 million, plus prejudgment interest and costs.
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
     On December 17, 2004, Navarre commenced a third-party action against Gene McCaffrey. Navarre alleged that, if ValueVision’s claims were correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to the Company, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability. In addition, the Company and ValueVision stipulated that the Company could assert a counterclaim against ValueVision, but ValueVision did not waive any defenses or rights by so stipulating.
     On or about January 21, 2005, the Court approved the parties’ stipulation for the Company to assert its counterclaim against ValueVision, and on January 26, 2005, Navarre served and filed its counterclaim. ValueVision’s reply to the counterclaim was served and filed, and ValueVision denied liability to Navarre.
     The parties participated in mediation on May 13, 2005. No agreement was reached, but the parties discussed the possibility of settling the case. ValueVision and the Company served and responded to written discovery, exchanged responsive documents and parties on both sides have been deposed. The Company has also completed third-party discovery.
     Both Navarre and ValueVision made summary judgment motions which were heard on August 30, 2005, and October 6, 2005. The Court denied both motions, but the Court granted McCaffery’s motion for summary judgment on Navarre’s third-party claim. On August 31, 2005, a Pretrial Order was issued setting a settlement conference for October 13, 2005 which conference was subsequently rescheduled for November 1, 2005. This conference resulted in no resolution of the claims. The parties were required to serve and file exhibit lists and witness lists, and file all pleadings, before the pretrial settlement conference. The case is currently scheduled for trial during the court’s November 2005 trial block.
     We intend to vigorously defend against the claims asserted by ValueVision and to vigorously pursue the Company’s counterclaim. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.
Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleges that BCI and others sold unlicensed records in connection with their karaoke-related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleges that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserts the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound seeks damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre- and post- judgment interest, costs, attorney’s fees and expert fees.
     BCI Eclipse Company, LLC demurred to the Complaint on June 20, 2005, and served written discovery on Plaintiff. A response to the written discovery was due on or about July 20, 2005, but Plaintiff failed to respond. Plaintiff then served two sets of discovery on BCI.

     On August 10, 2005, Plaintiff filed a dismissal without prejudice of the case, and filed and served a new Complaint in the United States District Court for the Central District of California on August 11, 2005. In the new Complaint, Plaintiff made similar allegations, but also alleged that BCI is infringing on certain copyrights because of an exclusive license that Sybersound was granted by TVT. In addition, other Plaintiffs have joined the lawsuit alleging that copyrights they own have been infringed by defendants other than BCI. But on October 27, 2005, the Court issued an Order severing certain of plaintiffs’ claims. None of the plaintiffs who were severed and dismissed from the case, however, have made claims against BCI.
     BCI believes that it has licenses for the works for which Sybersound claims exclusive license rights. BCI continues to investigate the breadth of its non-exclusive licenses, and whether the exclusive license is enforceable, legal, or a sham. To complete its investigation and its motion to dismiss, BCI accepted an offer by Sybersound to extend the time for responding to the Complaint by thirty (30) days. BCI’s motion to dismiss the action was filed on October 6, 2005.
     On November 7, 2005, the Court dismissed Sybersound’s claims against BCI without prejudice. However, the Court granted Sybersound until November 21, 2005 to amend its complaint, noting that failure to file an amended complaint would result in dismissal of the action. The Court did note the likely futility of granting leave to amend without the addition of new facts.
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
     Plaintiffs’ and counter-defendants made a settlement demand, and on October 11, 2005, Navarre and BCI rejected Plaintiffs’ proposal and offered a counter-proposal. To date we have received no response.
     Navarre and BCI Eclipse Company, LLC intend to deny liability and damages and to vigorously defend against Sybersound’s claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible to predict a result in this proceeding.
     Faulconer Productions Music Corp. v. FUNimation Productions, Inc. et al.
     Faulconer Productions Music Corporation (FPMC) filed a lawsuit in the U.S. District Court for the Eastern District of Texas on September 24, 2003 alleging that FUNimation Productions, Ltd. and certain other defendants fraudulently induced it to enter into contracts pursuant to which FUNimation had commissioned it to compose music for certain television episodes. FPMC also claims that it owns all copyrights in the music and that FUNimation has infringed upon its music copyrights. FPMC is asserting state law claims for fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, negligence, breach of contract, unjust enrichment, breach of the duty of good faith and fair dealing, conspiracy to commit fraud, and a host of similar claims related to a proposed settlement agreement related to this case. FPMC seeks damages of approximately $24.6 million, plus unspecified actual and exemplary damages to be determined at trial.
     FUNimation instituted an action against FPMC and Bruce Faulconer, a principle of FPMC, in the U.S. District Court for the Northern District of Texas. These two cases were consolidated in the Eastern District of Texas. FUNimation asserts claims for trademark and copyright infringement, passing off, breach of contract, and fraudulent inducement related to the above-mentioned proposed settlement agreement. FUNimation seeks penalties of $47.3 million for copyright infringement, or a trial-determined amount for disgorgement of profits, whichever is higher. FUNimation also seeks attorneys’ fees on the copyright infringement and contract claims and in connection with the defense of FPMC’s copyright infringement claims.
     FUNimation filed motions to dismiss, with prejudice, all claims made by FPMC, one of which seeks the dismissal of all claims relating to the individual defendants. Additionally, FUNimation has filed a motion to exclude certain of FPMC’s expert testimony. The Court has issued an order granting a continuance to consider a motion for partial summary judgment and extended the discovery deadline until October 17, 2005 but only for FPMC’s claim of breach of the settlement agreement. FPMC has also filed a second motion for continuance. A pretrial conference is scheduled for January 2006.
     We intend to vigorously defend against the claims asserted against FUNimation and to pursue our claims. Because of the status of the proceeding and the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict a result in this proceeding.
     Securities Litigation Lawsuits
     Several purported class action lawsuits have been commenced by various plaintiffs against Navarre Corporation in the United States District Court for the State of Minnesota. The allegations in each of these lawsuits are virtually identical, and essentially claim that the Company, and certain of its officers and/or directors violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles. The Complaints allege that these accounting irregularities benefited Company insiders including the individual defendants. The Complaints further allege that the Company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs cite to violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
     Plaintiffs seek certification of the actions as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees. The actions are identified as follows:
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
     Two groups have filed motions to be named lead plaintiffs, but the Court has not scheduled a hearing on these competing motions. Once that decision is made, the lead plaintiff will have forty-five (45) days within which to serve a consolidated amended Complaint, after which motion practice to dismiss that Complaint will likely occur. During this period, no discovery will occur.
     The Company intends to vigorously defend these claims. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     Shareholder Derivative Lawsuits
     Several potential class plaintiffs have commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders, alleging claims against the Company and certain of its executives, officers and directors. The complaints allege that shareholders have been treated unfairly based upon the same factual allegations contained in the securities litigation lawsuit set forth above.
     The actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (RHK/JSM))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-01216 (DSD/SRN))
Jeffrey Evans v. Charles Cheney, et al.
(Civ. No. 05-01216 (JMR/FLN))

Joan Brewster v. Charles Cheney, et al.
(Civ. No. 05-2044 (JRT/FLN))
William Block v. Charles Cheney, et al.
(Civ. No. 05-2067 (DSD/SRN))
     While the cases filed by Evans, Brewster and Block contain more detailed, and some different factual allegations, the relief sought is substantially the same as the Binns and Filip actions. Those two parties have filed a motion to consolidate all five derivative actions and to have their attorneys named as lead counsel. The Court has decided not to have oral argument on that motion.
     Defendants have agreed with counsel for plaintiffs in these cases that service on all defendants will be deemed accepted, and that defendants had until September 19, 2005 to answer or otherwise respond to the Complaints.
     On July 26, 2005, the Board appointed a special litigation committee pursuant to Minn. Stat. §302A.241 to consider whether it is in the best interests of the Company to pursue the shareholder derivative claims. The Committee has been conducting interviews with the named defendants and others. As a result, on September 20, 2005, the Company served and filed a motion to stay all further proceedings in these derivative cases until the Committee can complete its work and render its recommendation. A hearing on that motion is scheduled for November 23, 2005.
     Defendants intend to vigorously defend the action. Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     All of the securities and shareholder derivative actions discussed above have been or will be transferred to one U.S. District Judge and one U.S. Magistrate for all further proceedings.
Note 23 – Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has estimated its liability under this arrangement and expensed $108,000 and $144,000 in its consolidated financial statements for the three and six months ended September 30, 2005 respectively. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met. As such, $2.2 million was expensed in the consolidated financial statements as of June 30, 2004. At September 30, 2005 and March 31, 2005, $5.1 million and $5.0 million, respectively, had been accrued in the consolidated financial statements for the deferred compensation amounts.
     The CEO’s employment agreement also includes a loan to the executive for a maximum of $1.0 million, of which $300,000 and $400,000 were outstanding at September 30, 2005 and March 31, 2005, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During the six months of fiscal 2006 and fiscal 2005, the Company forgave $100,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company has a separation agreement with a former Chief Financial Officer. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued for in fiscal year 2005.
     The Company has a separation agreement with another former Chief Financial Officer. The agreement obligated the Company to pay severance amounts equal to a multiple of defined compensation and benefits. The Company is required to pay approximately $229,000 over a period of one year beginning July 2005. The Company has expensed $229,000 in its consolidated financial statements for the six months ended September 30, 2005.
Chief Executive Officer Investment in Mix & Burn
     The Company's Chief Executive Officer has made an investment in Mix & Burn in the form of a convertible note. This note is convertible into common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that would not make loans to or investments in Mix & Burn in excess of its existing $2.5 million aggregate principal amount of promissory notes.

Note 24 — Recently Issued Accounting Pronouncements
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note: Comparisons to fiscal year 2005 results refer to restated numbers as discussed in Note 2 of the consolidated financial statements.
Note: In connection with the identification of the VIE Mix & Burn, the Company undertook a project to evaluate whether other relationships it has with other entities should be considered under FIN 46 (R) and, therefore, subject to consolidation with the consolidated financial statements of the Company. The Company has not completed its review and is unable to come to any conclusions as of the date of this report. This review may result in changes to prior period consolidated financial statements.
Executive Summary
     Consolidated net sales for the second quarter of fiscal 2006 increased 9.3% to $157.8 million compared to $144.4 million for the second quarter of fiscal 2005. This growth in net sales was achieved principally through an increase of sales in our distribution segment and the addition of FUNimation results, which added $10.2 million in net sales. Our gross profit increased to $28.4 million or 18.0% of net sales in the second quarter fiscal 2006 compared with $21.0 million or 14.5% of net sales for the same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the second quarter of fiscal 2006 was primarily due to the addition of FUNimation revenues and an increase in independent music net sales, which carry a higher margin.

Total operating expenses for the second quarter of fiscal 2006 were $25.2 million or 16.0% of net sales, compared with $16.7 million or 11.6% of net sales in the same period for fiscal 2005. Net income for the second quarter fiscal 2006 was $34,000 or $0.00 per diluted share compared to $4.4 million or $0.15 per diluted share for the same period last year.
     Consolidated net sales for the six months ended September 30, 2005 increased 9.9% to $298.8 million compared to $271.7 million for the first six months of fiscal 2005. This growth in net sales was achieved principally through an increase of sales in our distribution segment and the addition of FUNimation results, which added $15.9 million in net sales since May 11, 2005, the date of acquisition. Our gross profit increased to $53.2 million or 17.8% of net sales in the first six months of 2006 compared with $39.9 million or 14.7% of net sales for the same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the first six months of fiscal 2006 was primarily due to the addition of FUNimation revenues, which carry a higher margin than the revenues generated by our distribution segment. Total operating expenses for the first six months of fiscal 2006 were $45.1 million or 15.1% of net sales, compared with $34.2 million or 12.6% of net sales in the same period in fiscal 2005. Net income for the first six months of fiscal 2006 decreased to $1.9 million or $0.06 per diluted share compared to $6.0 million or $0.21 per diluted share for the same period last year.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Our business is divided into three business segments – Distribution, Publishing and the recently added Other, which includes the operations of the VIE, Mix & Burn. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.
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
     Our other segment includes the operations of Mix & Burn, a separate corporation that is included in the consolidated Company’s results in accordance with the provisions of FIN 46(R). Mix & Burn is a development stage corporation that designs and markets digital music delivery services for music and other specialty retailers.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: potential restatements related to the Company’s review of application of FIN 46(R) to third party entities or relationships, the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s ability to maintain and grow its exclusive distribution business through agreements with music labels; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board and Chief Executive Officer; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     Other than the initial risk stated above, a detailed statement of risks and uncertainties is contained in our reports to the Securities and Exchange Commission, including in particular our Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005. Investors and shareholders are urged to read this document carefully. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.
Restatements
     The Company is in the process of restating its previously issued consolidated financial statements as of and for the periods ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements will result in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
(In thousands)		(Restated)		(Restated)
Net sales:
Distribution	$140,773	$134,152	$270,526	$244,412
Publishing	31,801	22,567	57,909	52,616
Other	147	113	255	113

Net sales before inter-company eliminations	172,721	158,832	328,690	297,141
Inter-company eliminations	(14,898)	(12,431)	(29,926)	(25,434)

Net sales as reported	$157,823	$144,401	$298,764	$271,707

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales:
Distribution	89.2%	92.9%	90.5%	90.0%
Publishing	20.2	15.6	19.4	19.4
Other	0.1	0.1	0.1	—
Inter-company sales	(9.5)	(8.6)	(10.0)	(9.4)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.0	85.5	82.2	85.3

Gross profit	18.0	14.5	17.8	14.7
Selling and marketing	4.9	3.1	4.8	3.3
Distribution and warehousing	1.4	1.5	1.5	1.4
General and administrative	7.1	6.4	7.1	7.3
Depreciation and amortization	2.6	0.6	1.7	0.6

Total operating expenses	16.0	11.6	15.1	12.6

Income from operations		2.9	2.7	2.1
Interest expense	(1.9)	—	(1.7)	—
Other income (expense), net	0.2	0.1	0.3	0.1
Income tax (expense) benefit	(0.3)	—	(0.7)	—

Net income	0.0%	3.0%	0.6%	2.2%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.
Fiscal 2006 Second Quarter Results Compared With Fiscal 2005 (Restated) Second Quarter
Net Sales
     Net sales for the distribution segment were $140.8 million (before inter-company eliminations) for the second quarter of fiscal 2006 compared to $134.2 million (before inter-company eliminations) for fiscal 2005 second quarter. The 4.9% increase in net sales for fiscal 2006 second quarter was principally due to increases in sales in the PC software, video game product groups and independent music, partially offset by a decrease in sales of major label music. Net sales increased in the software product group to $99.6 million during the second quarter of fiscal 2006 from $94.5 million for the same period last year. Software continues to expand its market share presence across all categories. Internet security and on-line role playing games net sales remained strong. DVD video grew to $11.9 million in the second quarter of fiscal 2006 from $11.6 million in second quarter of fiscal 2005 and video games increased to $6.1 million in the second quarter of fiscal 2006 from $5.6 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the quarter. Independent music net sales increased to $20.3 million in the second quarter of fiscal 2006 from $14.9 million in the same period last year due to significant title releases during second quarter fiscal 2006. Major label music net sales decreased due to a change in buying patterns at a major retailer. Based on this change in the Company’s major label music business, it appears likely that future sales in this category will continue to decrease versus prior year periods. The Company believes that future sales increases in all categories will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $15.6 million or 11.1% as a percent of net sales for the second quarter fiscal 2006 compared to $14.0 million or 10.4% as a percent of net sales for second quarter fiscal 2005. The increase in gross profit as a percent of net sales for second quarter fiscal 2006 was due to a shift to higher gross margin products. We expect gross profit to fluctuate depending upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $14.2 million or 10.1% as a percent of net sales for the second quarter of fiscal 2006 compared to $12.0 million or 8.9% as a percent of net sales for the second quarter of fiscal 2005. Overall, operating expenses increased in the second quarter of fiscal 2006; particularly, selling and marketing and general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $4.0 million or 2.9% as a percent of net sales for the second quarter of fiscal 2006 compared to $2.7 million or 2.0% as a percent of net sales for the second quarter of fiscal 2005. The increase as a percent of net sales for the second quarter of fiscal 2006 resulted from increased freight costs and sales commissions. Freight cost, as a percent of sales, increased to 1.8% in the second quarter of fiscal 2006 compared to 1.3% for the second quarter of fiscal 2005. The increased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to store locations versus distribution centers and fuel surcharges. Sales commissions increased due to charges relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $2.2 million or 1.6% as a percent of net sales for the second quarter of fiscal 2006 compared to $2.2 million or 1.7% as a percent of net sales for the second quarter of fiscal 2005.

     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.3 million or 5.2% as a percent of net sales for the second quarter of fiscal 2006 compared to $6.6 million or 4.9% as a percent of net sales for the second quarter of fiscal 2005. A significant portion of the increase was due to compensation costs related to separation payments to former executives.
     Depreciation and amortization for the distribution segment was $570,000 for the second quarter of fiscal 2006 compared to $420,000 for the second quarter of fiscal 2005. This increase is primarily due to warehouse systems and equipment.
     Net operating income for the distribution segment was $1.5 million for the second quarter of fiscal 2006 compared to $2.0 million for the second quarter of fiscal 2005.
Fiscal 2006 First Six Months Results Compared With Fiscal 2005 (Restated) Six Months
Net Sales
     Net sales for the distribution segment were $270.5 million (before inter-company eliminations) for the six month period of fiscal 2006 compared to $244.4 million (before inter-company eliminations) for the six month period of fiscal 2005. The 10.7% increase in net sales for fiscal 2006 second quarter was principally due to strong increases in sales in the PC software, DVD video and video game product groups, partially offset by a decrease in sales of major label music. Net sales increased in the software product group to $198.3 million during the six month period fiscal 2006 from $170.2 million for the same period last year. Software continues to expand its market share presence across all categories. Internet security and on-line role playing games net sales remained strong. DVD video grew to $20.5 million in the first six months of fiscal 2006 from $18.7 million in first six months of fiscal 2005 and video games increased to $14.7 million in the first six months of fiscal 2006 from $7.6 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the period. Major label music net sales decreased due to a change in buying patterns at a major retailer. Based on this change in the Company’s major label music business, it appears likely that future sales in this category will continue to decrease versus prior year periods. The Company believes future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $30.3 million or 11.2% as a percent of net sales for the six month period of fiscal 2006 compared to $25.0 million or 10.3% as a percent of net sales for the same period of fiscal 2005. The increase in gross profit as a percent of net sales for the second quarter of fiscal 2006 was due to a shift to higher gross margin products. We expect gross profit to fluctuate depending upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $27.7 million or 10.3% as a percent of net sales for the six month period of fiscal 2006 compared to $24.9 million or 10.2% as a percent of net sales for the same period of fiscal 2005. Overall, operating expenses increased in fiscal 2006; particularly, selling and marketing and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment were $8.1 million or 3.0% as a percent of net sales for the six month period of fiscal 2006 compared to $5.5 million or 2.3% as a percent of net sales for the same period of fiscal 2005. The increase as a percent of net sales for the sixth month period of fiscal 2006 resulted from increased freight costs and sales commissions. Freight cost, as a percent of sales, increased to 1.9% in the six month period of fiscal 2006 compared to 1.4% for the same period of fiscal 2005. The increased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to store locations versus distribution centers and fuel surcharges. Sales commissions increased due to charges relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $4.4 million or 1.6% as a percent of net sales for the six month period fiscal of 2006 compared to $3.8 million or 1.5% as a percent of net sales for the same period of fiscal 2005.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $14.1 million or 5.2% as a percent of net sales for the first six months of fiscal 2006 compared to $14.8 million or 6.1% as a percent of net sales for the same period of fiscal 2005. The first six months of fiscal 2005 included $2.2 million of incentive-based deferred compensation expense related to the CEO’s employment agreement. The six months of fiscal 2006 included higher costs related to compensation expense and rent expense. The increase in rent expense is primarily due to expansion of the Company’s headquarters.

     Depreciation and amortization for the distribution segment was $1.1 million for the first six months of fiscal 2006 compared to $731,000 for the same period of fiscal 2005. This increase is primarily due to the new warehouse system and equipment.
     Net operating income for the distribution segment was $2.6 million for the six month period of fiscal 2006 compared to $167,000 for same period of fiscal 2005.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002. Results are included from dates of acquisition.
Fiscal 2006 Second Quarter Results Compared With Fiscal 2005 (Restated) Second Quarter
Net Sales
     Net sales for the publishing segment were $31.8 million (before inter-company eliminations) for the second quarter fiscal 2006 compared to $22.6 million (before inter-company eliminations) for the second quarter fiscal 2005. Of the change in net sales, FUNimation contributed $10.2 million during the quarter. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a decline of $1.7 million in sales. The publishing segment benefited from a strong performance of our new release, He-Man and the Masters of the Universe DVD during the second quarter of fiscal 2006. The publishing segment also realized a softness in net sales due to a late release of a leading software product, which has since been released in the third quarter of fiscal 2006.
Gross Profit
     Gross profit for the publishing segment was $12.8 million or 40.2% as a percent of net sales for second quarter of fiscal 2006 compared to $7.0 million or 31.0% as a percent of net sales for second quarter of fiscal 2005. The gross margin rate increase was due to the transfer of a third-party software products distribution arrangement with a mass merchandiser carrying lower than average profit margins to the distribution segment in the second quarter of fiscal 2005. In addition, FUNimation’s product mix increased profit margins for the second quarter fiscal 2006.
Operating Expenses
     Total operating expenses for the publishing segment were $10.4 million, or 32.8% as a percent of net sales, for the second quarter of fiscal 2006 compared to $4.2 million, or 18.4% as a percent of net sales, for the second quarter of fiscal 2005. The expense increase in the second quarter of fiscal 2006 was primarily due to the addition of FUNimation in May 2005.
     The publishing segment had net operating income of $2.4 million for the second quarter of fiscal 2006 compared to net operating income of $2.8 million for the second quarter of fiscal 2005.
     We expect FUNimation’s operating results to positively affect this segment’s fiscal year 2006 results.
Fiscal 2006 First Six Months Results Compared With Fiscal 2005 (Restated) Six Months
Net Sales
     Net sales for the publishing segment were $57.9 million (before inter-company eliminations) for the six month period of fiscal 2006 compared to $52.6 million (before inter-company eliminations) for the same period of fiscal 2005. Of the change in net sales, FUNimation contributed $15.9 million during the six month period. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a decline of $9.6 million in sales. The publishing segment benefited from a strong performance of our new release, He-Man and the Masters of the Universe DVD during the six months period of fiscal 2006.
Gross Profit
     Gross profit for the publishing segment was $22.9 million or 39.5% as a percent of net sales for the six month period of fiscal 2006 compared to $14.8 million or 28.1% as a percent of net sales for the six month period of fiscal 2005. The gross margin rate increase was due to the transfer of a third-party software products distribution arrangement with a mass merchandiser carrying lower than average profit margins to the distribution segment in the six month period of fiscal 2005. In addition, FUNimation’s product mix increased profit margins for the six month period of fiscal 2006.
Operating Expenses
     Operating expenses for the publishing segment were $16.2 million, or 28.0% as a percent of net sales, for the six month period of fiscal 2006 compared to $8.4 million, or 16.0% as a percent of net sales, for the same period of fiscal 2005. The expense increase in the six month period of fiscal 2006 was primarily due to the addition of FUNimation in May 2005, which includes period amortization expense of $3.1 million related to purchase accounting.
     The publishing segment had net operating income of $6.7 million for the six month period of fiscal 2006 compared to net operating income of $6.4 million for the same period of fiscal 2005.
     We expect FUNimation’s operating results to continue to positively affect this segment’s fiscal year 2006 results.
Other Segment
     The other segment includes the operations Mix & Burn, a consolidation related to a variable interest entity.
     Fiscal 2006 Second Quarter Results Compared With Fiscal 2005 (Restated) Second Quarter
     Net sales for the other segment were $147,000 (before inter-company eliminations) for the second quarter of fiscal 2006 compared to $113,000 (before inter-company eliminations) for the second quarter of fiscal 2005. Gross profit for the other segment was $24,000 or 16.3% as a percent of net sales for the second quarter of fiscal 2006 compared to $29,000 or 25.7% as a percent of net sales for the second quarter of fiscal 2005. Total operating expenses for the other segment were $640,000 for the second quarter of fiscal 2006 compared to $553,000 for the second quarter of fiscal 2005. The other segment had net operating losses of $616,000 for the second quarter of fiscal 2006 compared to net operating losses of $524,000 for the second quarter of fiscal 2005.
     Fiscal 2006 First Six Months Results Compared With Fiscal 2005 (Restated) Six Months
     Net sales for the other segment were $255,000 (before inter-company eliminations) for the six month period of fiscal 2006 compared to $113,000 (before inter-company eliminations) for the same period of fiscal 2005. Gross profit for the other segment was $45,000, or 17.6% as a percent of net sales, for the six month period of fiscal 2006 compared to $29,000, or 25.7% as a percent of net sales for the six month period of fiscal 2005. Operating expenses for the other segment were $1.1 million for the six month period of fiscal 2006 compared to $883,000 for the same period of fiscal 2005. The other segment had net operating losses of $1.1 million for the six month period of fiscal 2006 compared to net operating losses of $854,000 for the same period of fiscal 2005.
Consolidated Other Income and Expense
     Interest expense was $3.1 million for second quarter of fiscal 2006 compared to $60,000 for second quarter of fiscal 2005. Interest expense was $5.2 million for the six month period of fiscal 2006 compared to $101,000 for the same period of fiscal 2005. The increase in interest expense for second quarter and six months of fiscal 2006 is a result of financing the FUNimation acquisition through bank debt and the write-off of debt acquisition costs of $239,000. Other income for the six months of fiscal 2006 consisted primarily of a vendor contract buy-out of $375,000 and interest income of $615,000 on available cash balances.
Consolidated Income Tax (Expense) Benefit
     For the second quarter of fiscal 2006, income tax expense was $439,000. We recorded an income tax benefit of $3,000 in second quarter of fiscal 2005, a net effect of recording income tax expense and the reversal of a portion of the deferred tax asset valuation allowance. For the six month period of fiscal 2006, income tax expense was $2.0 million compared to an income tax benefit of $162,000 for the same period of fiscal 2005. We utilized a portion of the existing net operating loss carry forwards in the three and six months of fiscal 2005. The increase in income tax expense for the three and six months of fiscal 2006 was due to prior year utilization of net operating loss carry forwards and reversal of a portion of the valuation allowance in the same period last year.
Market Risk
     Our credit facilities carry interest rate risk that is generally related to the prime rate or the libor rate. If either of these rates were to change, interest expense would increase or decrease accordingly. As of September 30, 2005, there was $118.8 million outstanding under the Term Loan B sub-facility and Term Loan C sub-facility. On August 9, 2005, the Company entered into an interest rate swap agreement, the effect of which was to swap the Company’s floating rate obligation on the Company’s sub-facility Term Loan B and Term Loan C for a fixed-rate obligation.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1–December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings, although the percentage of annual net sales and earnings has declined over the past fiscal years. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by and used in operating activities for the six months of fiscal 2006 and 2005 totaled $2.8 million and $8.0 million, respectively.
     The net cash provided by operating activities in the six months of fiscal 2006 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $9.1 million, deferred taxes of $1.2 million, and change in deferred revenue of $320,000, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the affect of the addition of the FUNimation assets and liabilities for the acquisition: accounts receivable decreased by $5.2 million, reflecting the collection efforts of the Company; inventories increased by $9.4 million, primarily reflecting higher inventories required by the Company’s increased sales activities and inventory purchased to fulfill sales orders for the upcoming holiday period; prepaid expenses increased by $3.2 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $928,000 and $3.3 million, respectively, due primarily to new content acquisitions; income taxes receivable increased $1.0 million primarily due to timing of required tax payments; accounts payable increased $12.5 million, primarily as a result of cash management and increased inventory; and accrued expenses decreased $7.2 million as a result of payment of annual bonuses and payment of the amount due to a former shareholder for the remaining shares of Encore.
     The net cash used in operating activities in the six months of fiscal 2005 of $8.0 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $1.7 million and deferred compensation expense of $2.2 million, offset by a reduction of deferred income tax of $1.7 million and net reductions in working capital of $16.3 million for second quarter fiscal 2005.
Investing Activities
     Cash flows used in investing activities totaled $99.8 million for the six months of fiscal 2006 and $584,000 for the same period last year.
     Acquisition of property and equipment totaled $1.1 million for the six months of fiscal 2006. Purchases of fixed assets for the six months of fiscal 2005 were $6.5 million, offset by $6.4 million in proceeds from the sale and leaseback of our new building.
     Acquisition of businesses totaled $98.1 million for the six months of fiscal 2006. In May 2005 the Company completed the acquisition FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. This transaction was made to enable the Company to continue to build its catalog of content and grow the publishing segment.
Financing Activities
     Cash flows provided from financing activities totaled $117.1 million and $2.9 million for the six months of fiscal 2006 and 2005, respectively.
     The Company recorded proceeds from notes payable of $140.9 million for the six months of fiscal 2006 and related debt issuance costs of $2.9 million. The Company recorded $21.3 million in repayments on notes payable for the six months of fiscal 2006. The Company recorded net repayments on notes payable of $651,000 for the six months of fiscal 2005 and debt issuance costs of $350,000. The Company recorded proceeds from the exercise of common stock options and warrants of $437,000 and $3.9 million for the six months of fiscal 2006 and 2005, respectively.
Capital Resources
     Our credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. During the second quarter of fiscal 2006 we received proceeds of $140.0 million from the Term Loan B sub-facility and the Term Loan C sub-facility in conjunction with the FUNimation acquisition. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. During the six months of fiscal 2006, we made payments of $21.3 million to reduce the amounts outstanding of the Term Loan B sub-facility. As of September 30, 2005, we had $118.8 million and $0 outstanding on the two sub-facilities and the revolver, respectively.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts the Company may lend to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We were in compliance with the financial covenants related to the credit facility on September 30, 2005.
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
     From time to time we are required to invest a significant amount of cash in our publishing segment in order to license content from third parties and in our distribution segment in order to sign exclusive distribution agreements. Typically, these amounts are paid to third parties in connection with the signing of the applicable agreement and are recouped from the proceeds that we receive from the sale of products that result from these agreements. During the six months of fiscal 2006 we invested approximately $22.5 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     In our businesses we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the six months of fiscal year 2006 we invested $9.4 million of cash in our inventory in order to ensure that we had sufficient products to meet expected demand for the foreseeable future and to increase levels due to the upcoming holiday season. The effect of this was that, at the end of our fiscal 2006 second quarter, we had higher inventory levels than March 31, 2005. This increase in inventory was funded through working capital. Cash at September 30, 2005 was $35.6 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
     We believe that certain recent events will enhance our liquidity and capital resources. Specifically, the acquisition of FUNimation is currently expected to provide positive cash flow during the approximate ten months that its operations will be included in fiscal 2006. In addition, our business has historically generated positive cash flow in the third and fourth quarters and we anticipate that this will occur in fiscal 2006. Furthermore, the changes to our credit agreement with GE Commercial Finance provides us with $25.0 million working capital revolving credit facility provided we meet certain financial covenants but without reference to a borrowing base availability requirement. At September 30, 2005, this facility had $0 outstanding.
     Our cash requirements are driven by our needs to fund increases in accounts receivable, inventories, payments of obligations to creditors and advances to acquire new content. We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements and to finance expansion plans and strategic initiatives for this fiscal year and otherwise in the long-term, absent significant acquisitions.

     We have stated our plans to grow through acquisitions; however, such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of March 31, 2005 by fiscal year (in thousands).

		Less			More
		than 1	1 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$24,916	$2,553	$6,956	$3,709	$11,698
Capital leases	430	129	273	28	—
Note payable	126,000	6,100	15,000	10,000	95,000
License and distribution agreement	7,287	7,287	—	—	—

Total	$158,733	$16,069	$22,229	$13,737	$106,698

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. However, to address the material weaknesses described in the paragraphs below, we expanded our disclosure controls and procedures.
(b) Internal Control over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable level of assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, using the criteria published in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective control over financial reporting because of the following material weakness in the Company’s internal control over financial reporting:
•	The Company did not maintain effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it has with entities that are VIEs under FIN 46 (R) and, therefore, potentially subject to consolidation with the consolidated financial statements of the Company. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for investments and loans to a third party that is a VIE. In connection with the identification of this VIE, the Company undertook a project to evaluate whether other relationships it has with other entities should be considered under FIN 46 (R) and, therefore, subject to consolidation with the consolidated financial statements of the Company. The Company has not completed its review and is unable to come to any conclusions as of the date of this report. Adjustments related to the consolidation of this VIE will be included in the restatement of the Company’s consolidated financial statements for the periods ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005.

     During the third quarter of fiscal 2006, the Company implemented, the following remediation steps to address the material weakness in internal control over financial reporting discussed above and ensure the integrity of our financial reporting process:
•	The Company strengthened its controls and procedures as it relates to the identification and determination of appropriate accounting treatment for certain business relationships it has with other entities that could be VIEs through a comprehensive review of its existing and all new business arrangements with other entities in order to determine the appropriate accounting treatment under U.S. GAAP.
     The Company believes that these remediation steps corrected the material weakness discussed above.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation discussion in Note 22 to the Company’s consolidated financial statements included herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We are in the process of obtaining a waiver from GE Commercial Finance with respect to any defaults caused by the restatements referenced herein that have not already been waived. (See Note 2.)
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     Our Annual Meeting of Shareholders was held on September 15, 2005. At the meeting, the following actions were taken:
     The following persons were re-elected as directors of the Company for the three-year terms ending at the Annual Meeting of Shareholders held in 2008:

Names	Votes For	Votes Withheld

Eric H. Paulson	25,290,826	617,288
James G. Sippl	25,367,276	540,838
     The following persons were re-elected as directors of the Company for a one-year term ending at the Annual Meeting of Shareholders held in 2006:

Names	Votes For	Votes Withheld

Richard Gary St. Marie	25,362,469	545,645
     The approval of the Amended and Restated Articles of Incorporation of the Company was approved by a vote of 25,210,073 shares in favor, 619,251 shares against, 78,790 shares abstained and no broker non-votes.
     The approval of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2006 was approved by a vote of 25,528,773 shares in favor, 327,379 shares against, 51,962 shares abstained and no broker non-votes.
     Approval of the amendments to the 2004 Stock Option Plan was approved by a vote of 10,485,676 shares in favor, 5,200,885 shares against, 48,823 shares abstained and 10,172,730 broker non-votes. The amendment required the affirmative vote of a majority of the holders present and voting.
Item 5. Other Information
Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review
(a) (1) On November 10, 2005, the Company’s management, in consultation with the Company’s Audit Committee of the Board of Directors, determined that its consolidated financial statements for its fiscal year 2003, 2004 and 2005 annual periods will be restated and thus should no longer be relied upon.

     (2) As a result of issues identified in the quarterly closing process for the period ended September 30, 2005, the Company is in the process of restating its previously-issued consolidated financial statements as of and for the periods ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004. These restatements will result in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
     (3) The Company has discussed the matters disclosed in this item with Grant Thornton LLP, the Company’s existing independent accountants. The Company has also discussed the matters in Item 4.02(a)(2) with Ernst & Young LLP who audited the Company’s financial statements for the year ending March 31, 2004.
     The Company is presently working through the presentation of these restatements and intends to make applicable amendments to its prior filings as quickly as possible.
Item 7.01. Regulation FD Disclosure
     As stated in the Company’s Form 12b-25, filed November 10, 2005, the purchase price for the acquisition of the general and limited partnership interests of FUNimation, was to be allocated to the underlying assets and liabilities based on their estimated fair values. The acquisition was accounted for using the purchase method in accordance with FAS 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was previously allocated on a preliminary basis using information then available. However, since the time of this preliminary allocation, the Company has received an independent valuation that has resulted in the Company’s determination to record goodwill of approximately $45 million and intangibles of approximately $2 million related to a trademark, neither of which will be amortized. The Company will also record other intangible assets of approximately $39 million related to certain licensing and distribution arrangements; this amount will be amortized. Accordingly, for the period ended September 30, 2005, approximately $3 million of amortization expense will be recognized by the Company in connection with the FUNimation purchase price allocation.
Item 6. Exhibits
     (a) The following exhibits are included herein:

10.1	Form of Addendum #6 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc., dated as of October 6, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)

Date: November 14, 2005	/s/ Eric H. Paulson

Eric H. Paulson
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2005	/s/ Diane D. Lapp

Diane D. Lapp
Interim Chief Financial Officer