Form 10-K/A
period 2005-03-31
NAVARRE CORP /MN/
filed 2005-11-21
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No
The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 30, 2004 was $347,525,175 based on the closing sale price on such date of $14.49 per share.
The Registrant had 29,752,166 shares of Common Stock, no par value, outstanding at June 9, 2005.
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate certain information by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s last fiscal year, which ended March 31, 2005.

NAVARRE CORPORATION
EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets as of March 31, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows and shareholders’ equity for the years ended March 31, 2005, 2004 and 2003 and the notes related thereto. For a more detailed description of the Restatement, see Note 3, “Restatements” to the accompanying audited consolidated financial statements and the section entitled “Restatements” in Part II, Item 7. —“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-K/A.
     Navarre Corporation (the “Company” or “Navarre”) is restating in this Annual Report its consolidated financial statements for the fiscal year ended 2005 and for the first quarter of fiscal 2006. The determination to restate these financial statements was made as a result of (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn, Inc. (“Mix & Burn”); (ii) the Company’s recognition of additional expense in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense as a result of the application of Accounting Principles Board Opinion No. 12, Omnibus Opinion — 1967 — Classification and Disclosure of Allowance; Disclosure of Depreciable Assets and Depreciation; Deferred Compensation Contracts; Capital Changes; Convertible Debt and Debt Issued with Stock Warrants; Amortization of Debt Discount and Expenses or Premium, to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement. As a result, the Company is restating its consolidated financial statements as of and for the years ending March 31, 2005, and 2004, for the period ending March 31, 2003 and unaudited quarterly financial data as of and for the period ended June 30, 2005 (the “Restatement”). Our restated consolidated financial statements will also include disclosure of restated quarterly results as of and for the periods ending June 30, 2004, September 30, 2004 and December 31, 2004. The Audit Committee of the Company’s Board of Directors (“the Audit Committee”) worked closely with the Company’s management to review the Restatement and the Company’s policies and practices related to the Restatement items. Further information on the adjustments can be found in Note 3, “Restatements” to the accompanying consolidated financial statements.
     For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Item 1 of Part I, to include the description of a new business segment and the inclusion of certain recent developments, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended herby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of the Company’s current and former independent registered public accounting firms and currently dated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s current and former independent registered public accounting firms and the certifications of the Company’s Chief Executive Officer and Interim Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 23.2, 31.01, 31.02, 32.01 and 32.02.
     Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005 which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.
     The Company has not amended and does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement prior to March 31, 2005. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

NAVARRE CORPORATION
FORM 10-K

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
     Our business is divided into three segments—Distribution, Publishing and Other.
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
     Other. The other segment consists of a variable interest entity, Mix & Burn, Inc. (“Mix & Burn”), that is included in our consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
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
Publishing Markets
     In July 2002 and November 2003, we acquired Encore and BCI, respectively. Encore is a publisher of entertainment and education PC products and BCI is a provider of niche DVD/video products. Both of these businesses exclusively own or license and produce PC/DVD/video products. In April 2004, we entered into an exclusive co-publishing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the educational and productivity markets, which includes products published under the Broderbund and The Learning Company labels. In December 2004, we entered into exclusive licensing agreements with Vivendi and The United States Playing Card Company, Inc. for the sales and marketing of the Hoyle brand of family entertainment software products. FUNimation, acquired on May 11, 2005, is a leading anime and children’s entertainment content provider in the United States.
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
     Broadcast
     For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its production facility in Fort Worth, Texas. As of June 8, 2005, the primary television broadcast outlets for FUNimation’s licensed properties were as follows:

Titles†	Broadcast Outlet
Dragon Ball Z	Cartoon Network
Yu-Gi-Oh!*	Cartoon Network and WB
Teenage Mutant Ninja Turtles*	Cartoon Network and Fox
Fullmetal Alchemist	Cartoon Network
Beyblade*	ABC Family and Toon
Disney
Braceface*	Disney
Arthur*	PBS
Connie the Cow*	Noggin

Titles†	Broadcast Outlet
Dragon Booster*	ABC Family and Toon
Disney
Code Lyoko*	Cartoon Network
Sonic X*	Fox
Shaman King*	Fox
Timothy Goes to School*	Discovery Kids and TLC
Never Ending Story*	HBO Family
Degrassi: The Next Generation*	The N
My Dad the Rockstar*	Nickelodeon
Redwall*	PBS
Winx*	Cartoon Network and Fox
Case Closed	Cartoon Network

†	FUNimation currently licenses the U.S. home video distribution rights for such titles.

*	Broadcast and certain other rights for such property are owned or licensed by third parties.
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
RECENT DEVELOPMENTS
Restatements
     In September 2005 and November 2005, our management, after consultation with the Audit Committee of the Board of Directors, determined that our consolidated financial statements as of and for the periods ending March 31, 2005 and 2004, the period ending March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005 should no longer be relied upon. The determination to restate these financial statements was made as a result of (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn, Inc. (“Mix & Burn”); (ii) the Company’s recognition of additional expense in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense as a result of the application of Accounting Principles Board Opinion No. 12, Omnibus Opinion — 1967 — Classification and Disclosure of Allowance; Disclosure of Depreciable Assets and Depreciation; Deferred Compensation Contracts; Capital Changes; Convertible Debt and Debt Issued with Stock Warrants; Amortization of Debt Discount and Expenses or Premium, to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement. As a result of the consolidation of Mix & Burn, we recorded losses from operations in the amount of $343,000 for the year ended March 31, 2004 and $2.2 million for the year ended March 31, 2005 (see Note 3, “Restatements”, for further discussion of the impact on the statement of financial position and the statement of operations for the respective periods disclosed in the Form 10-K/A). In connection with the separation agreement, additional expense and an accrued liability of $388,000 was recorded in the first fiscal quarter of 2005. In connection with the expenses related to the 2001 Employment Agreement, we recorded additional expense and a deferred compensation liability of $408,000 for the year ended March 31, 2003, $288,000 for the year ended March 31, 2004 and $288,000 for the year ended March 31, 2005.
     The consolidated financial statements for our years ended March 31, 2003 and 2004, quarters ended June 30, 2004, September 31, 2004, December 31, 2004 and year ended March 31, 2005 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the consolidation of the variable interest entity, expense related to the separation agreement of a former Chief Financial Officer and expenses related to the deferred compensation of our Chief Executive Officer.

Restatements — Previously Reported
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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto were previously restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have been applied to common stock.
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

FORWARD-LOOKING STATEMENTS / IMPORTANT RISK FACTORS
     We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, including this Annual Report, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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

     Eric H. Paulson, our Chief Executive Officer and founder, has been with us since our inception in 1983. Mr. Paulson’s employment agreement extends through March 31, 2007, and the loss of or change in Mr. Paulson’s services to us could affect management’s ability to continue to effectively operate our business.
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

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 which have been audited by Grant Thornton LLP (year ended March 31, 2005) and Ernst & Young LLP (for the remaining periods) of which some fiscal years have been restated as indicated.

(In thousands, except per share data)

	Fiscal Years ended March 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)

Statement of operations data:
Net sales	$596,615	$470,877	$356,816	$303,817	$314,199
Gross profit, exclusive of depreciation and amortization	91,177	58,021	45,475	32,893	37,421
Income (loss) from operations	9,535	7,065	3,597	521	(2,364)
Interest expense	(783)	(378)	(194)	(173)	(223)
Other income (expense)	408	(456)	447	884	2,000
Net income (loss) before tax	9,160	6,231	3,850	2,712	(10,925)
Tax benefit	1,006	583	—	—	—
Net income (loss)	$10,166	$6,814	$3,913	$2,712	$(10,925)
Earnings (loss) per common share:
Basic	$.38	$.30	$.18	$.12	$(.43)
Diluted	$.35	$.28	$.18	$.12	$(.43)
Weighted average shares outstanding:
Basic	26,830	22,780	21,616	22,553	25,137
Diluted	28,782	24,112	21,841	22,575	25,137
Balance sheet data:
Total assets	$195,892	$154,579	$109,665	$87,368	$93,918
Short-term borrowings	334	651	805	—	—
Long-term debt	237	—	268	—	—
Shareholders’ equity	77,284	53,078	28,263	24,350	24,350
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Our business is divided into three business segments — Distribution, Publishing and Other. Through the distribution and publishing business segments we maintain and leverage strong relationships throughout the publishing and distribution chain. The other segment includes the operations of the VIE, Mix & Burn which is consolidated pursuant to FIN 46 (R).
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
     The other segment consists of a variable interest entity, Mix & Burn, Inc. (“Mix & Burn”), that is included in our consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.

Restatement
     In September 2005 and November 2005, our management, after consultation with the Audit Committee of the Board of Directors, determined that our consolidated financial statements as of and for the periods ending March 31, 2005 and 2004, the period ending March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005 should no longer be relied upon. The determination to restate these financial statements was made as a result of (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn, Inc. (“Mix & Burn”); (ii) the Company’s recognition of additional expense in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense as a result of the application of Accounting Principles Board Opinion No. 12, Omnibus Opinion — 1967 — Classification and Disclosure of Allowance; Disclosure of Depreciable Assets and Depreciation; Deferred Compensation Contracts; Capital Changes; Convertible Debt and Debt Issued with Stock Warrants; Amortization of Debt Discount and Expenses or Premium, to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement. As a result of the consolidation of Mix & Burn, we recorded losses from operations in the amount of $343,000 for the year ended March 31, 2004 and $2.2 million for the year ended March 31, 2005 (see Note 3, “Restatements”, for further discussion of the impact on the statement of financial position and the statement of operations for the respective periods disclosed in this Annual Report). In connection with the separation agreement, additional expense and an accrued liability of $388,000 was recorded in the first quarter of fiscal 2005. In connection with the expenses related to the 2001 Employment Agreement, we recorded additional expense and a deferred compensation liability of $408,000 for the year ended March 31, 2003, $288,000 for the year ended March 31, 2004 and $288,000 for the year ended March 31, 2005.
     The consolidated financial statements for our years ended March 31, 2003 and 2004, quarters ended June 30, 2004, September 30, 2004, December 31, 2004 and year ended March 31, 2005 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the consolidation of the variable interest entity, expense related to the separation agreement of a former Chief Financial Officer and expenses related to the deferred compensation of our Chief Executive Officer.
Restatement — Previously reported
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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in this annual report on Form 10-K were restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock.
Executive Summary
     Fiscal 2005 was another year of growth for Navarre Corporation. Our consolidated net sales for fiscal 2005 increased 26.7% to $596.6 million compared to $470.9 million in fiscal 2004. This growth was achieved through increases in all of our product groups. Our gross profit increased to $91.2 million or 15.3% of net sales for fiscal 2005 compared with $58.0 million or 12.3% of net sales for fiscal 2004. The increase in gross margin percent for 2005 was primarily due to the continued expansion of our higher margin publishing segment.
     Total operating expenses for fiscal 2005 were $81.6 million or 13.7% of net sales, compared with $51.0 million or 10.8% of net sales for fiscal 2004. We incurred an increase in expenses during fiscal 2005 due to compensation expense of $5.8 million that resulted from our acquisition of the remaining twenty percent ownership position in Encore, incentive-based deferred compensation expense of $2.5 million and deferred compensation expense of $288,000 related to our CEO’s employment agreement, expense of $1.2 million related to Sarbanes-Oxley Act of 2002 compliance, and FUNimation transaction expenses of $578,000. Additionally, certain operating expenses (information technologies, warehouse expenses and freight charges) were approximately 0.6% above our prior year percent of net sales. This increase was primarily due to the building of a new warehouse and certain improvements to our warehouse operating systems during fiscal 2005. We expect these certain operating expenses to trend to our historical averages and management intends to focus on obtaining further efficiencies in fiscal 2006. Net income for fiscal 2005 increased to $10.2 million or $0.35 per diluted share compared to $6.8 million or $0.28 per diluted share for last year.
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
Goodwill Impairment
     We review goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We have no goodwill associated with our distribution segment, while our publishing segment has goodwill. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. Our goodwill consisted of $9.8 million and $10.4 million as of March 31, 2005 and 2004, respectively. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.
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
Income Taxes
     Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried no valuation allowance against our net deferred tax assets at March 31, 2005 except the allowance related to the VIE, Mix & Burn, of $974,000 and a valuation allowance of $7.6 million at March 31, 2004. We expect to operate on a fully taxable basis for fiscal 2006.
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

	Year Ended
	March 31,	March 31,	March 31,
(Unaudited)	2005	2004	2003
(In thousands)	(Restated)	(Restated)	(Restated)

Net sales
Distribution	$556,927	$444,743	$353,316
Publishing	95,777	46,177	14,715
Other	352	—	—

Net sales before inter-company eliminations	653,056	490,920	368,031
Inter-company eliminations	(56,441)	(20,043)	(11,215)

Net sales as reported	$596,615	$470,877	$356,816

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Fiscal Years Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net sales:
Distribution	93.3%	94.4%	99.0%
Publishing	16.1	9.8	4.1
Other	0.1	—	—
Elimination of sales	(9.5)	(4.2)	(3.1)

Total net sales	100.0	100.0	100.0
Cost of sales — exclusive of depreciation and amortization	84.7	87.7	87.3

Gross profit	15.3	12.3	12.7
Selling and marketing	3.6	3.6	3.9
Distribution and warehousing	1.5	1.3	1.5
General and administrative	8.0	5.5	5.7
Depreciation and amortization	0.6	0.4	0.6

Total operating expenses	13.7	10.8	11.7

Income from operations	1.6	1.5	1.0
Interest expense	(0.1)	(0.1)	(0.1)
Interest income	0.1	0.1	—
Debt extinguishment	—	(0.2)	—
Other income (expense), net	—	—	0.2
Tax benefit	0.1	0.1	—

Net income	1.7%	1.4%	1.1%

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
Fiscal 2005 (Restated) Results Compared With Fiscal 2004 (Restated)
     Net Sales
     Net sales for the distribution segment were $556.9 million (before intercompany eliminations) for fiscal 2005 compared to $444.7 million (before intercompany eliminations) for fiscal 2004. The 25.2% increase in net sales for fiscal 2005 was primarily due to increases in the software and video games product groups. Sales increased in the software product group to $399.3 million for fiscal 2005 compared to $311.9 million for fiscal 2004. The increase in net sales in this product group was primarily due to continued increases in a variety of software categories, including internet security utility products where sales remained strong due to continued demand. Major label music and DVD video increased to $62.8 million in fiscal 2005 compared to $49.3 million in fiscal 2004. The increase in net sales in this product group was primarily due to the addition of new customers and store openings of existing customers. Video games increased to $30.1 million in fiscal 2005 compared to $21.8 million in fiscal 2004 due to an increase in penetration of our existing customer base. Independent music increased to $64.7 million in fiscal 2005 compared to $61.7 million in fiscal 2004 due to additional growth from catalog product sales as well as sales resulting from new label relationships. Future sales increases will be dependent upon our ability to continue to add new, appealing products.
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
     Operating Expenses
     Total operating expenses for the distribution segment were $62.1 million or 11.2% of net sales for fiscal 2005 compared to $39.4 million or 8.9% of net sales for fiscal 2004.
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

     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $37.1 million or 6.7% of net sales for fiscal 2005 compared to $21.7 million or 4.9% of net sales for fiscal 2004. The increase in general and administration expenses was primarily due to compensation expense of $5.8 million to acquire the remaining twenty percent ownership position in Encore, incentive-based deferred compensation expense of $2.5 million and compensation expense of $288,000 related to the CEO’s employment agreement, $388,000 related to a former CFO’s separation agreement, expense of $1.2 million related to Sarbanes-Oxley Act of 2002 compliance, and FUNimation transaction expenses of $578,000.
     Depreciation and amortization for the distribution segment was $1.8 million for fiscal 2005 compared to $1.3 million for fiscal 2004. This increase is due to the new warehouse and warehouse systems.
     We had a net operating loss for the distribution segment of $2.3 million for fiscal 2005 compared to net income of $9.3 million for fiscal 2004.
Fiscal 2004 (Restated) Results Compared With Fiscal 2003 (Restated)
     Net Sales
     Net sales for the distribution segment were $444.7 million (before intercompany eliminations) for fiscal 2004 compared to $353.3 million (before intercompany eliminations) for fiscal 2003. The 25.9% increase in net sales for fiscal 2004 was principally due to strong increases in sales across all of our distribution product groups. In particular, software sales continued to expand market share across all categories. Internet security and anti-virus products remained strong in light of continued virus outbreaks. Sales increased in this product group to $311.9 million during fiscal 2004 from $260.6 million in fiscal 2003. Major label music, DVD video and video games grew to $71.1 million in fiscal 2004 from $35.1 million in fiscal 2003, due to the combinations of increased publisher and customer rosters and from strong releases throughout the year. Independent music grew to $61.7 million in fiscal 2004 from $57.6 million in fiscal 2003, due to its increased label and artist roster and its continued focus on catalog sales.
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
     Operating Expenses
     Total operating expenses for the distribution segment were $39.4 million or 8.9% as a percent of net sales for fiscal 2004 compared to $36.1 million or 10.2% as a percent of net sales for fiscal 2003.
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

     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $21.7 million or 4.9% as a percent of net sales for fiscal 2004 compared to $18.2 million or 5.2% as a percent of net sales for fiscal 2003. The increase in general and administrative expenses for fiscal 2004 resulted from incentive-based deferred compensation expense of $1.5 million related to the CEO’s employment agreement, a non cash charge of $705,000 for stock-based compensation relating to the vesting of option shares exercisable under option agreements for certain key employees, an increase in information technology expense of $476,000 which is allocated based on sales volume, and $891,000 for executive, accounting and administrative personnel required as our segment grows. The decrease as a percent of net sales for general and administrative expenses for fiscal 2004 was attributable to our continued increased efforts to control expenses as a percent of net sales.
     Depreciation and amortization for the distribution segment remained flat at $1.3 million for fiscal 2004 and for fiscal 2003.
     The net operating income for the distribution segment was $9.3 million for fiscal 2004 compared to $3.6 million for fiscal 2003.
Publishing Segment
     The publishing segment includes Encore and BCI. We acquired the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002.
Fiscal 2005 (Restated) Results Compared With Fiscal 2004 (Restated)
     Net sales for the publishing segment were $95.8 million (before intercompany eliminations) for fiscal 2005 and $46.2 million (before intercompany eliminations) for fiscal 2004. Fiscal 2005 included a full year of Encore and BCI revenues, whereas fiscal 2004 only included a full year of Encore revenues and five months of BCI revenues. Additionally, on April 1, 2004 Encore signed a multi-year, multi-license agreement with Riverdeep Inc. The Riverdeep license significantly increased publishing segment revenue during fiscal 2005. A significant portion of the net sales increase was due to increased sales in our Encore business.
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
Fiscal 2004 (Restated) Results Compared With Fiscal 2003 (Restated)
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
Other Segment
     The other segment includes the operations of Mix & Burn, a separate corporation whose operations have been consolidated with our financial results since the period ending December 31, 2003 in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
Fiscal 2005 (Restated) Results Compared With Fiscal 2004 (Restated)
     Net sales for the other segment were $352,000 (before intercompany eliminations) for fiscal 2005 and zero (before intercompany eliminations) for fiscal 2004. Gross profit for the other segment was $65,000 or 18.5% as a percent of net sales for fiscal 2005 and zero for fiscal 2004. Operating expenses for the other segment were $2.2 million for fiscal 2005 and $343,000 for fiscal 2004. The other segment had operating loses of $2.1 million for fiscal 2005 and operating losses of $343,000 for fiscal 2004.
Market Risk
     The Company’s exposure to market risk is primarily due to the fluctuating interest rate associated with variable rate indebtedness. See “Item 7a — Quantitative and Qualitative Disclosure About Market Risk.”
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1—December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings, although the percentage of net sales and earnings has declined over the past fiscal years. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for fiscal 2005 totaled $2.5 million. Cash provided from operating activities totaled $9.0 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively.
     The net cash used in fiscal 2005 mainly reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $3.9 million and executive and stock compensation expense of $8.6 million, deferred taxes of $4.8 million, and tax benefit from employee stock plans of $2.4 million, offset by our working capital demands. Accounts receivable increased by $13.6 million, reflecting the growth in sales for fiscal 2005. Inventories increased by $10.7 million, reflecting the higher inventories required by the Company’s increased sales activities. Prepaid expenses increased by $6.8 million, primarily reflecting royalty advances in the publishing business. Accounts payable increased $4.4 million, primarily as a result of increased inventory. Accrued expenses increased $6.0 million as a result of increased bonuses and royalties payable resulting from increased profitability and sales.
     The net cash provided in fiscal 2004 reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $2.1 million, executive and stock compensation expense of $2.4 million and impairment of capitalized software development costs of $5.6 million, partially offset by our working capital demands. Accounts receivable increased by $11.3 million, inventories increased by $4.3 million, and prepaids increased by $4.2 million, which were offset by the increase in accounts payable of $13.1 million, which were a result of the Company’s increased profitability and sales.

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

Investing Activities
     Cash flows used in investing activities totaled $3.7 million, $17.0 million and $9.2 million in fiscal 2005, 2004 and 2003, respectively.
     Acquisition of property and equipment totaled $9.4 million, $5.0 million and $1.0 million in fiscal 2005, 2004 and 2003 respectively. Purchases of 2005 fixed assets were offset by $6.4 million in proceeds from the sale and leaseback of our new building.
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
Financing Activities
     Cash flows provided from financing activities totaled $7.3 million and $11.8 million for fiscal 2005 and 2004, respectively. Cash flows used in financing activities for fiscal 2003 totaled $536,000 for repayment of notes payable.
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
     The cumulative effect of these events was that, at the end of our fiscal 2005 third quarter, we had significantly higher inventory levels, reduced cash, and a significant amount of borrowings under our working capital credit facility. Through the course of the fiscal 2005 fourth quarter these increased inventory levels were reduced as a result of the sale of these products and by returning certain inventories. The result at the end of the fiscal 2005 fourth quarter was that we had reduced our inventory and accounts receivable by $21.6 million and $24.2 million, respectively. Cash at March 31, 2005 was $15.6 million and we had no borrowings under our credit agreement.
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

Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2005 (Restated) by fiscal year (in thousands).

		Less
		than 1	1 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$22,988	$2,234	$3,916	$3,825	$13,013
Capital leases	430	129	229	72	—
Note payable	250	250	—	—	—
License and distribution agreement	7,287	7,287	—	—	—

Total	$30,955	$9,900	$4,145	$3,897	$13,013

Item 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, using the criteria published in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective control over financial reporting as of March 31, 2005, because of the following material weaknesses in the Company’s internal control over financial reporting:

•	The Company did not maintain effective controls over the accounting for certain compensation and severance arrangements. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for compensation and severance arrangements for key employees. Adjustments related to a deferred compensation and retirement benefits, and a severance arrangement with a key employee were included in the restatement of the Company’s consolidated financial statements for the years ended March 31, 2003, 2004 and 2005.

•	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company’s established internal controls surrounding the preparation of its income tax provision for the third quarter ended December 31, 2004 were not effective. During the year end financial reporting process, the Company identified an error in the preparation of the third quarter tax provision. This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2005.

•	The Company did not maintain effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it has with entities that are VIEs under FIN 46 (R) and, therefore, potentially subject to consolidation with the consolidated financial statements of the Company. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for investments and loans to third party that is a VIE. Adjustments related to the consolidation of this VIE are included in the restatement of the Company’s consolidated financial statements for the years ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending December 31, 2003 through March 31, 2005.
     Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report included herein on management’s assessment of the Company’s internal control over financial reporting.
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
     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described in Management’s Report on Internal Control over Financial Reporting set forth above, we have identified certain material weaknesses in the Company’s internal control over financial reporting as of March 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as a result of these material weaknesses, the Company’s disclosure controls and procedures, as of March 31, 2005 were not effective.
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
     Management has implemented additional controls and procedures as it relates to the identification and determination of appropriate accounting treatment for certain business relationships it has with other entities that could be VIEs through a comprehensive review of its existing and all new business arrangements with other entities in order to determine the appropriate accounting treatment under U.S. GAAP.
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
Item 14. Principal Accountant Fees and Services
     Information required under this item will be contained in our 2005 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firms thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firms.

(ii)	Consolidated Balance Sheets as of March 31, 2005 (Restated) and 2004 (Restated).

(iii)	Consolidated Statements of Operations for the years ended March 31, 2005 (Restated), 2004 (Restated) and 2003 (Restated).

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2005 (Restated), 2004 (Restated) and 2003 (Restated).

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2005 (Restated), 2004 (Restated) and 2003 (Restated).

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves
Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.
(3)	Exhibits

Item
No.	Description
2.1	Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-111733)).

3.3	Certificate of Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated August 20, 1999 (File No. 0-22982)).

3.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.1 *	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.2 *	Amendment to Employment Agreement between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

10.3 *	Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.4 *	Employment Agreement between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.5 *	Employment Agreement dated November 5, 2003, between BCI Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.6 *	1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.7 *	2003 Amendment to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109056)).

10.8 *	Form of Individual Stock Option Agreement under 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-68392)).

10.9 *	Form of Termination Agreement for certain of the Company’s Executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.10	Lease dated March 12, 1998 between the Company and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.11	Amendment No. 1 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

Item
No.	Description
10.12	Amendment No. 2 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.13	Lease dated May 1, 1999 between the Company and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.14	Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.15	Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.16	First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.17	Credit Agreement dated October 3, 2001 between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22982)).

10.18	Amendment No. 1 and Limited Waiver with Respect to Credit Agreement dated March 4, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.19	Amendment No. 2 to Credit Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22982)).

10.20	Amendment No. 3 to Credit Agreement dated March 30, 2003 (incorporated by reference to Exhibit 10.12.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.21	Amendment No. 4 to Credit Agreement dated June 24, 2003 (incorporated by reference to Exhibit 10.12.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.22	Amendment No. 5 to Credit Agreement dated October 23, 2003 (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.23	Amendment No. 6 to Credit Agreement dated November 5, 2003 (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.24	Separation Agreement dated as of March 1, 1999 between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.16 to NetRadio Corporation’s Form S-1/A Registration Statement (File No. 333-73261)).

10.25	Term Note dated October 14, 1999, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

10.26	Amendment No. 1 to Term Note dated March 26, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.1 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.27	Amendment No. 2 to Term Note dated March 30, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.2 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.28	Form of Warrant dated May 1, 1998 issued to investors in connection with the Company’s May 1, 1998 private placement of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated May 1, 1998 (File No. 0-22982)).

10.29	Amended and Restated Asset Purchase Agreement effective as of July 10, 2002 by and between the Company and Encore Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

Item
No.	Description
10.30	Amendment No. 1 to Asset Purchase Agreement effective as of July 31, 2002, by and among the Company, Encore Software, Inc. and Encore Acquisition Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.32	Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.33	Addendum to Incentive Stock Option Agreement dated November 13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.34	Form of Securities Purchase Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.35	Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.36	Form of Separation Agreement with Charles E. Cheney dated April 30, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.37	Form of Assignment of Lease between BCI Eclipse LLC and BCI Eclipse Company, LLC dated November 3, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.38	Form of Amendment No. 7 to Credit Agreement dated January 26, 2004 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.39	Form of Amendment No. 8 to Credit Agreement dated March 9, 2004 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.40	Form of Amendment No. 9 to Credit Agreement dated March 30, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.41	Form of Amended and Restated Credit Agreement with General Electric Capital Corporation dated June 18, 2004 (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.42	Form of Lease Agreement between the Company and NL Ventures IV New Hope, L.P. dated May 27, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.43	Form of Third Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated February 23, 2004 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.44	Form of Fourth Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated June 2004 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.45	Amendment No. 2 to Lease Agreement between Airport One Limited Partnership and the Company dated March 21, 2004 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.46	Addendum to Lease Agreement between Cambridge Apartments, Inc. and the Company dated May 27, 2004 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.47	Form of BCI Eclipse Lease Agreement effective October 1, 1999 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.48	First Amendment to BCI Eclipse Lease Agreement made as of January 5, 2000 (incorporated by reference to Exhibit

Item
No.	Description
10.53 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.49	Amended and Restated Credit Agreement dated June 18, 2004 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.50	Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated August 25, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.51	Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated October 18, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.52	Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to an office facility in El Segundo, California (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.53	Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.54	Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.55	Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.56	Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.57 *	Navarre Corporation 2004 Stock Plan (incorporated by reference to Exhibit D to the Company’s Proxy Statement filed July 27, 2004 (File No. 0-22982)).

10.58*	Form of 2004 Stock Plan Incentive Stock Option Agreement.

10.59*	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement.

10.60	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.61	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.62	FUNimation Partnership Interest Purchase Agreement, dated January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.63	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.64*	Form of Gen Fukanaga Employment Agreement (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.65	Form of Escrow Agreement (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.66	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

Item
No.	Description
10.68	Form of Release (incorporated by reference to Exhibit 10.1(f) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.69	Limited Waiver and Third Amendment to Amended and Restated Credit Agreement, filed January 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.70	Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and the Company dated November 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.71	Form of Addendum #3 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.72	Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.73	Limited Waiver With Respect To Amended and Restated Credit Agreement dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.74	Stock Purchase Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.75	Registration Rights Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.76	Amendment to Stock Purchase Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.77	Amendment to Registration Rights Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.78	Limited Waiver with Respect to Amended and Restated General Electric Capital Corporation Credit Agreement dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.79	Pledge Agreement between the Company and General Electric Capital Corporation related to Encore shares dated March 31, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.80	Amendment No. 1 to Partnership Interest Purchase Agreement dated May 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.81	Second Amended and Restated Credit Agreement dated as of May 11, 2005 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.82	Form of Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.83	Form of Limited Waiver to General Electric Capital Corporation Second Amended and Restated Credit Agreement dated June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.84	Office Lease dated August 1, 2004 between Cocanaugher Asset #1, Ltd. and FUNimation Productions, Ltd.

10.85	Letter dated June 14, 2005 regarding Company’s policy to use straight-line method of depreciation from Grant Thornton LLP.

14.1	The Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

21.1	Subsidiaries of the Registrant.

Item
No.	Description
23.1✓	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

23.2✓	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

24.1✓	Power of Attorney, contained on signature page

31.01✓	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.02✓	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.01✓	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.02✓	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Indicates management contract or compensatory plan or agreement.

✓ filed herewith

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
November 21, 2005	By	/s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Eric H. Paulson as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date
/s/ Eric H. Paulson Eric H. Paulson	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 21, 2005
/s/ Diane D. Lapp Diane D. Lapp	Interim Chief Financial Officer (principal financial and accounting officer)	November 21, 2005
/s/ Charles E. Cheney Charles E. Cheney	Director	November 21, 2005
/s/ Timothy R. Gentz Timothy R. Gentz	Director	November 21, 2005
/s/ James G. Sippl James G. Sippl	Director	November 21, 2005
/s/ Michael L. Snow Michael L. Snow	Director	November 21, 2005
/s/ Tom Weyl Tom Weyl	Director	November 21, 2005
/s/ Dickinson G. Wiltz Dickinson G. Wiltz	Director	November 21, 2005
/s/ Keith A. Benson Keith A. Benson	Director	November 21, 2005
/s/ Richard Gary St. Marie Richard Gary St. Marie	Director	November 21, 2005

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
     As discussed in Note 3, the consolidated financial statements have been restated.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
November 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Navarre Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, the Company did not maintain effective controls over the accounting for certain compensation arrangements and income taxes, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Accounting for Certain Compensation Arrangements
     As of March 31, 2005, the Company did not maintain effective controls over the accounting for certain compensation arrangements. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for compensation and severance arrangements for key employees. Adjustments related to a deferred compensation and retirement benefits, and a severance arrangement with key employees were included in the restatements of the Company’s consolidated financial statements for the years ended March 31, 2003, 2004 and 2005.
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

Accounting for Variable Interest Entities
     The Company did not maintain effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it has with entities that are VIEs under FIN 46(R) and, therefore, potentially subject to consolidation with the consolidated financial statements of the Company. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for investments and loans to a third party that is a VIE. Adjustment related to the consolidation of this VIE are included in the restatement of the Company’s consolidated financial statements for the years ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending December 31, 2003 through March 31, 2005.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated), and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our report dated November 14, 2005 on those financial statements.
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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States), the consolidated balance sheet of Navarre Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated November 14, 2005 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
November 14, 2005

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
As discussed in Note 3, the Company has restated its consolidated financial statements for the years ended March 31, 2004 and 2003.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
May 13, 2004, except for Note 11, as to which the date is June 21, 2004 and Note 3, as to which the date is November 18, 2005.

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2005	2004
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,571	$14,495
Note receivable, related parties	200	200
Accounts receivable, less allowance for doubtful accounts, vendor advances and sales returns of $13,815 and $11,159, respectively	93,983	79,963
Inventories	40,759	30,151
Prepaid expenses and other current assets	10,052	4,139
Deferred tax assets	7,398	1,036

Total current assets	167,963	129,984
Property and equipment, net of accumulated depreciation of $7,259 and $6,650, respectively	8,152	6,914
Other assets:
Notes receivable, related parties	200	400
Goodwill	9,832	10,371
Intangible assets, net of amortization of $2,369 and $812, respectively	5,198	6,128
Other assets	4,547	782

Total assets	$195,892	$154,579

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$250	$651
Capital lease obligation — short term	84	—
Accounts payable	96,387	92,206
Income taxes payable	8	121
Accrued expenses	15,067	6,377

Total current liabilities	111,796	99,355
Capital lease obligation — long-term	237	—
Deferred compensation	4,984	2,146
Deferred tax liabilities	1,591	—

Total liabilities	118,608	101,501
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 27,896,080 and 25,817,965, respectively	123,481	109,441
Accumulated deficit	(46,197)	(56,363)

Total shareholders’ equity	77,284	53,078

Total liabilities and shareholders’ equity	$195,892	$154,579

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net sales	$596,615	$470,877	$356,816
Cost of sales (exclusive of depreciation and amortization)	505,438	412,856	311,341

Gross profit	91,177	58,021	45,475
Operating expenses:
Selling and marketing	21,483	16,895	13,792
Distribution and warehousing	8,840	6,000	5,514
General and administrative	47,798	26,061	20,455
Depreciation and amortization	3,521	2,000	2,117

	81,642	50,956	41,878
Income from operations	9,535	7,065	3,597
Other income (expense):
Interest expense	(783)	(378)	(194)
Interest income	473	446	—
Debt extinguishment	—	(908)	—
Other income (expense)	(65)	6	447

Income before equity in income of NetRadio Corp.	9,160	6,231	3,850
Equity in income of NetRadio Corp.	—	—	63

Net income before tax	9,160	6,231	3,913
Tax benefit	1,006	583	—

Net income	$10,166	$6,814	$3,913

Earnings per common share:
Basic	$.38	$.30	$.18

Diluted	$.35	$.28	$.18

Weighted average shares outstanding:
Basic	26,830	22,780	21,616
Diluted	28,782	24,112	21,841
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total
Balance at March 31, 2002	21,616,187	$91,404	$(67,054)	$24,350
Net income	—	—	3,913	3,913

Balance at March 31, 2003 (Restated)	21,616,187	$91,404	$(63,141)	$28,263
Shares issued upon exercise of stock options	570,231	814	—	814
Shares issued with private placement	2,631,547	11,735	—	11,735
Shares issued with acquisition of BCI	1,000,000	5,080	—	5,080
Value of warrants issued to Hilco	—	372	—	372
Other — variable interest entity	—	36	(36)	—
Net income	—	—	6,814	6,814

Balance at March 31, 2004 (Restated)	25,817,965	$109,441	$(56,363)	$53,078
Shares issued upon exercise of stock options and warrants	1,778,115	8,238	—	8,238
Shares issued upon repurchase of Encore stock	300,000	2,400	—	2,400
Tax benefit from employee stock option plans	—	2,428	—	2,428
Stock-based compensation expense	—	269	—	269
Reclassification of stock- based compensation accrual	—	705	—	705
Net income	—	—	10,166	10,166

Balance at March 31, 2005 (Restated)	27,896,080	$123,481	$(46,197)	$77,284

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Operating activities:
Net income	$10,166	$6,814	$3,913
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,673	2,000	2,117
Amortization of deferred financing costs	240	87	108
Equity in income of NetRadio Corp.	—	—	(63)
Stock-based compensation expense	269	705	—
Deferred compensation expense	2,838	1,738	408
Compensation expense incurred with repurchase of Encore Stock	5,800	—	—
Expense related to warrant exercise	—	372	—
Write-off of notes receivable	200	200	200
Impairment of capitalized software development costs	465	5,588	—
Tax benefit from employee stock option plans	2,428	—	—
Loss on disposal of property and equipment	82	—	—
Deferred income taxes	(4,771)	(1,036)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,605)	(11,316)	(10,370)
Inventories	(10,702)	(4,252)	(5,495)
Prepaid expenses	(6,779)	(4,180)	(4,580)
Other assets	(3,129)	(7)	(1,359)
Accounts payable	4,441	13,115	15,165
Income taxes payable	(113)	121	—
Accrued expenses	5,992	(992)	1,244

Net cash (used in) provided by operating activities	(2,505)	8,957	1,288
Investing activities:
Acquisitions, net of cash acquired	—	(10,465)	(7,546)
Purchases of property and equipment	(9,375)	(5,048)	(1,039)
Proceeds from sale of property and equipment	—	60	—
Net proceeds from sale leaseback	6,401	—	—
Purchases of intangible assets	(608)	(1,246)	—
Payment of earn-out related to an acquisition	(88)	—	—
Notes receivable, related parties	—	—	(711)
Payments on NetRadio note	—	—	63

Net cash used in investing activities	(3,670)	(16,699)	(9,233)
Financing activities:
Proceeds from note payable, bank	117,197	75,930	42,067
Payments on note payable, bank	(117,197)	(75,930)	(42,067)
Repayment of note payable	(651)	(1,073)	(536)
Proceeds of note payable	250	651	—
Debt acquisition costs	(527)	(375)	—
Repayments of capital lease obligations	(59)	—	—
Proceeds from sale of common stock	—	11,735	—
Proceeds from exercise of common stock options and warrants	8,238	814	—

Net cash provided by (used in) financing activities	7,251	11,752	(536)
Net increase (decrease) in cash	1,076	4,010	(8,481)
Cash at beginning of year	14,495	10,485	18,966

Cash at end of year	$15,571	$14,495	$10,485

Supplemental cash flow information:
Cash paid for:
Interest	$771	$353	$194
Income taxes	1,449	324	—
Supplemental schedule of non-cash investing and financing activities:
Reclassification of stock compensation accrual to shareholders’ equity	$705	—	—
Purchase price adjustments affecting: accounts receivable, prepaid expenses, goodwill and accounts payable	627	—	—
Capital lease obligations incurred for the purchase of computer equipment	380	—	—
Reclassification of prepaid rent to long-term rent	450	—	—
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
Note 1 Business Description
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. The business is divided into three business segments — Distribution, Publishing and Other. Through the distribution and publishing business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. The Company’s customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.
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
     The other segment includes the operations of Mix & Burn, Inc., (“Mix & Burn”), a separate corporation whose operations have been consolidated with our financial results since the period ending December 31, 2003 in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
Note 2 Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCI Eclipse Company, LLC (“BCI”), Encore Software, Inc. (“Encore”) and Mix & Burn, a variable interest entity (collectively referred to herein as the “Company”). Prior to March 2005, Encore was a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
     In light of the addition of Mix & Burn in the consolidated financial statements of the Company, Navarre has re-evaluated its application of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS 131”) and has revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments — distribution and publishing. The Company’s restated presentation includes three operating and reportable segments — distribution, publishing and other.
Fiscal Year
     References in these footnotes to fiscal 2005, 2004 and 2003 represent the twelve months ended March 31, 2005, March 31, 2004 and March 31, 2003.

Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable, vendor advances, inventories, goodwill, intangible assets, prepaid royalties, income taxes and the adequacy of certain accrued liabilities and reserves. Actual results could differ from these estimates.
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
Research and Development - Mix & Burn
     Research and development costs for the other segment of approximately $765,000 and $166,000 were charged to expense for the periods ended March 31, 2005 and 2004.
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
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company has no goodwill associated with its distribution segment. The publishing segment has two reporting units that have goodwill — Encore and BCI. The Company determines fair value using widely accepted valuation techniques. These types of analyses require the Company to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies.
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
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for fiscal 2005, 2004 and 2003. The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although its past experience has been a good indicator of future reserve levels, there can be no assurance that the Company’s current reserve levels will be adequate in the future.
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
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Historically, the Company has had minimal foreign currency transactions.
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

(In thousands, except for per share data)
	Fiscal years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net income, as reported	$10,166	$6,814	$3,913
Deduct: Stock-based compensation determined under fair value method for all awards, net of tax	(936)	(319)	(694)

Net income, pro forma	$9,230	$6,495	$3,219

Income per share:
Basic — as reported	$.38	$.30	$.18

Basic — pro forma	$.34	$.29	$.15

Diluted — as reported	$.35	$.28	$.18

Diluted — pro forma	$.32	$.27	$.15

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

(In thousands, except for per share data)
	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Numerator:
Net income	$10,166	$6,814	$3,913

Denominator:
Denominator for basic earnings per share — weighted average shares	26,830	22,780	21,616
Dilutive securities: Employee stock options and warrants	1,952	1,332	225

Denominator for diluted earnings per share — weighted average shares	28,782	24,112	21,841

Basic earnings per share	$.38	$.30	$.18

Diluted earnings per share	$.35	$.28	$.18

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
Recently Issued Accounting Pronouncements
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46(R)”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company is required to apply FIN 46(R) to variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46(R) would be applied effective April 1, 2004. As of March 31, 2005 and 2004, the Company had one entity within the scope of this statement (see Note 6).
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
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used.
Note 3 Restatements
Restatements — Current — Mix & Burn and Employment Agreements
     In September 2005 and November 2005, our management, after consultation with the Audit Committee of the Board of Directors, determined that our consolidated financial statements as of and for the periods ending March 31, 2005 and 2004, and the period ending March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005 should no longer be relied upon. The determination to restate these financial statements was made as a result of (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense as a result of the application of Accounting Principles Board Opinion No. 12, Omnibus Opinion — 1967 — Classification and Disclosure of Allowance; Disclosure of Depreciable Assets and Depreciation; Deferred Compensation Contracts; Capital Changes; Convertible Debt and Debt Issued with Stock Warrants; Amortization of Debt Discount and Expenses or Premium, to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement. As a result of the consolidation of Mix & Burn, we recorded losses from operations in the amount of $343,000 for the year ended March 31, 2004 and $2.2 million for the year ended March 31, 2005. In connection with the separation agreement, additional expense and an accrued liability of $388,000 was recorded in the first quarter of fiscal year 2005. In connection with the expenses related to the 2001 Employment Agreement, we recorded additional expense and a deferred compensation liability of $408,000 for the year ended March 31, 2003, $288,000 for the year ended March 31, 2004 and $288,000 for the year ended March 31, 2005.
     The consolidated financial statements for our year ended March 31, 2003 and 2004, quarter ended June 30, 2004, September 30, 2004, and December 31, 2004 and year ended March 31, 2005 and notes thereto included in this annual report on Form 10-K have been restated to include the effects of the consolidation of the variable interest entity, Mix & Burn, expense related to the separation agreement of a former Chief Financial Officer and expenses related to the deferred compensation of our Chief Executive Officer.

     Presented below are the consolidated financial statement line items that have been impacted by the items described above, taking into consideration that prior year reported amounts reflect reclassifications to conform with current year presentation as discussed in Note 2.
     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	March 31, 2005
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$15,519	$52	$15,571
Note receivable, related parties	2,700	(2,500)	200
Accounts receivable, net	94,003	(20)	93,983
Inventories	40,593	166	40,759
Prepaid expenses and other current assets	10,028	24	10,052
Deferred tax assets	7,250	148	7,398

Total current assets	170,093	(2,130)	167,963
Property and equipment, net	8,081	71	8,152
Other assets:
Notes receivable, related parties	200	—	200
Goodwill	9,832	—	9,832
Intangible assets, net	5,174	24	5,198
Other assets	4,422	125	4,547

Total assets	$197,802	$(1,910)	$195,892

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$—	250	$250
Capital lease obligation — short term	84	—	84
Accounts payable	96,146	241	96,387
Income taxes payable	8	—	8
Accrued expenses	14,664	403	15,067

Total current liabilities	110,902	894	111,796
Capital lease obligation — long-term	237	—	237
Deferred compensation	4,000	984	4,984
Deferred tax liabilities	1,957	(366)	1,591

Total liabilities	117,096	1,512	118,608
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	123,445	36	123,481
Accumulated deficit	(42,739)	(3,458)	(46,197)

Total shareholders’ equity	80,706	(3,422)	77,284

Total liabilities and shareholders’ equity	$197,802	$(1,910)	$195,892

The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Fiscal Year ended March 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$596,263	$352	$596,615
Cost of sales (exclusive of depreciation and amortization)	505,151	287	505,438

Gross profit	91,112	65	91,177
Operating expenses:
Selling and marketing	21,483	—	21,483
Distribution and warehousing	8,840	—	8,840
General and administrative	44,934	2,864	47,798
Depreciation and amortization	3,521	—	3,521

	78,778	2,864	81,642
Income from operations	12,334	(2,799)	9,535
Other income (expense):
Interest expense	(778)	(5)	(783)
Interest income	565	(92)	473
Other income (expense)	(65)	—	(65)

Net income before tax	12,056	(2,896)	9,160
Tax benefit	492	514	1,006

Net income	$12,548	$(2,382)	$10,166

Earnings per common share:
Basic	$.47	$(.09)	$.38

Diluted	$.44	$(.09)	$.35

Weighted average shares outstanding:
Basic	26,830		26,830
Diluted	28,782		28,782

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Fiscal Year ended March 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$12,548	$(2,382)	$10,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,661	12	3,673
Amortization of deferred financing costs	240	—	240
Stock-based compensation expense	269	—	269
Deferred compensation expense	2,550	288	2,838
Compensation expense incurred with repurchase of Encore Stock	5,800	—	5,800
Write-off of notes receivable	200	—	200
Impairment of capitalized software development costs	465	—	465
Tax benefit from employee stock option plans	2,428	—	2,428
Loss on disposal of property and equipment	82	—	82
Deferred income taxes	(4,257)	(514)	(4,771)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,641)	36	(13,605)
Inventories	(10,536)	(166)	(10,702)
Prepaid expenses	(6,754)	(25)	(6,779)
Other assets	(2,985)	(144)	(3,129)
Accounts payable	4,276	165	4,441
Income taxes payable	(113)	—	(113)
Accrued expenses	5,599	393	5,992

Net cash (used in) provided by operating activities	(168)	(2,337)	(2,505)
Investing activities:
Purchases of property and equipment	(9,292)	(83)	(9,375)
Net proceeds from sale leaseback	6,401	—	6,401
Purchases of intangible assets	(608)	—	(608)
Payment of earn-out related to an acquisition	(88)	—	(88)
Notes receivable, related parties	(2,222)	2,222	—

Net cash used in investing activities	(5,809)	2,139	(3,670)
Financing activities:
Proceeds from note payable, bank	117,197	—	117,197
Payments on note payable, bank	(117,197)	—	(117,197)
Repayment of note payable	(651)	—	(651)
Proceeds of note payable	—	250	250
Debt acquisition costs	(527)	—	(527)
Repayments of capital lease obligations	(59)	—	(59)
Proceeds from exercise of common stock options and warrants	8,238	—	8,238

Net cash provided by (used in) financing activities	7,001	250	7,251
Net increase (decrease) in cash	1,024	52	1,076
Cash at beginning of year	14,495	—	14,495

Cash at end of year	$15,519	$52	$15,571

     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	March 31, 2004
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$14,495	$—	$14,495
Note receivable, related parties	463	(263)	200
Accounts receivable, net	79,963	—	79,963
Inventories	30,151	—	30,151
Prepaid expenses and other current assets	4,139	—	4,139
Deferred tax assets	1,036	—	1,036

Total current assets	130,247	(263)	129,984
Property and equipment, net	6,914	—	6,914
Other assets:
Notes receivable, related parties	400	—	400
Goodwill	10,371	—	10,371
Intangible assets, net	6,123	5	6,128
Other assets	782	—	782

Total assets	$154,837	$(258)	$154,579

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$651	—	$651
Accounts payable	92,120	86	92,206
Income taxes payable	121	—	121
Accrued expenses	6,377	—	6,377

Total current liabilities	99,269	86	99,355
Deferred compensation	1,450	696	2,146

Total liabilities	100,719	782	101,501
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	109,405	36	109,441
Accumulated deficit	(55,287)	(1,076)	(56,363)

Total shareholders’ equity	54,118	(1,040)	53,078

Total liabilities and shareholders’ equity	$154,837	$(258)	$154,579

The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Fiscal Year ended March 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$470,877	$—	$470,877
Cost of sales (exclusive of depreciation and amortization)	412,856	—	412,856

Gross profit	58,021	—	58,021
Operating expenses:
Selling and marketing	16,895	—	16,895
Distribution and warehousing	6,000	—	6,000
General and administrative	25,429	632	26,061
Depreciation and amortization	2,000	—	2,000

	50,324	632	50,956
Income from operations	7,697	(632)	7,065
Other income (expense):
Interest expense	(378)	—	(378)
Interest income	446	—	446
Debt extinguishment	(908)	—	(908)
Other income (expense)	6	—	6

Net income before tax	6,863	(632)	6,231
Tax benefit	583	—	583

Net income	$7,446	$(632)	$6,814

Earnings per common share:
Basic	$.33	$(.03)	$.30

Diluted	$.31	$(.03)	$.28

Weighted average shares outstanding:
Basic	22,780		22,780
Diluted	24,112		24,112

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Fiscal Year ended March 31, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$7,446	$(632)	$6,814
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,000	—	2,000
Amortization of deferred financing costs	87	—	87
Stock-based compensation expense	705	—	705
Deferred compensation expense	1,450	288	1,738
Expense related to warrant exercise	372	—	372
Write-off of notes receivable	200	—	200
Impairment of capitalized software development costs	5,588	—	5,588
Deferred income taxes	(1,036)	—	(1,036)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,301)	(15)	(11,316)
Inventories	(4,252)	—	(4,252)
Prepaid expenses	(4,180)	—	(4,180)
Other assets	(2)	(5)	(7)
Accounts payable	13,029	86	13,115
Income taxes payable	121	—	121
Accrued expenses	(992)	—	(992)

Net cash (used in) provided by operating activities	9,235	(278)	8,957
Investing activities:
Acquisitions, net of cash acquired	(10,465)	—	(10,465)
Purchases of property and equipment	(5,048)	—	(5,048)
Proceeds from sale of property and equipment	60	—	60
Purchases of intangible assets	(1,246)	—	(1,246)
Notes receivable, related parties	(278)	278	—

Net cash used in investing activities	(16,977)	278	(16,699)
Financing activities:
Proceeds from note payable, bank	75,930	—	75,930
Payments on note payable, bank	(75,930)	—	(75,930)
Repayment of note payable	(1,073)	—	(1,073)
Proceeds of note payable	651	—	651
Debt acquisition costs	(375)	—	(375)
Proceeds from sale of common stock	11,735	—	11,735
Proceeds from exercise of common stock options and warrants	814	—	814

Net cash provided by (used in) financing activities	11,752	—	11,752
Net increase (decrease) in cash	4,010	—	4,010
Cash at beginning of year	10,485	—	10,485

Cash at end of year	$14,495	$—	$14,495

The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Fiscal Year ended March 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$356,816	$—	$356,816
Cost of sales (exclusive of depreciation and amortization)	311,341	—	311,341

Gross profit	45,475	—	45,475
Operating expenses:
Selling and marketing	13,792	—	13,792
Distribution and warehousing	5,514	—	5,514
General and administrative	20,047	408	20,455
Depreciation and amortization	2,117	—	2,117

	41,470	408	41,878
Income from operations	4,005	(408)	3,597
Other income (expense):
Interest expense	(194)	—	(194)
Other income (expense)	447	—	447

Income before equity in income of NetRadio Corp.	4,258	(408)	3,850
Equity in income of NetRadio Corp.	63	—	63

Net income before tax	4,321	(408)	3,913
Tax benefit	—	—	—

Net income	$4,321	$(408)	$3,913

Earnings per common share:
Basic	$.20	$(.02)	$.18

Diluted	$.20	$(.02)	$.18

Weighted average shares outstanding:
Basic	21,616		21,616
Diluted	21,841		21,841

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Fiscal Year ended March 31, 2003
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$4,321	$(408)	$3,913
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,117	—	2,117
Amortization of deferred financing costs	108	—	108
Equity in income of NetRadio Corp.	(63)	—	(63)
Deferred compensation expense	—	408	408
Write-off of notes receivable	200	—	200
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,370)	—	(10,370)
Inventories	(5,495)	—	(5,495)
Prepaid expenses	(4,580)	—	(4,580)
Other assets	(1,359)	—	(1,359)
Accounts payable	15,165	—	15,165
Income taxes payable	—	—	—
Accrued expenses	1,244	—	1,244

Net cash (used in) provided by operating activities	1,288	—	1,288
Investing activities:
Acquisitions, net of cash acquired	(7,546)	—	(7,546)
Purchases of property and equipment	(1,039)	—	(1,039)
Notes receivable, related parties	(711)	—	(711)
Payments on NetRadio note	63	—	63

Net cash used in investing activities	(9,233)	—	(9,233)
Financing activities:
Proceeds from note payable, bank	42,067	—	42,067
Payments on note payable, bank	(42,067)	—	(42,067)
Repayment of note payable	(536)	—	(536)

Net cash provided by (used in) financing activities	(536)	—	(536)
Net increase (decrease) in cash	(8,481)	—	(8,481)
Cash at beginning of year	18,966	—	18,966

Cash at end of year	$10,485	$—	$10,485

     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	December 31, 2004
	(Unaudited)
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$5	$328	$333
Note receivable, related parties	2,528	(2,328)	200
Accounts receivable, net	118,033	109	118,142
Inventories	62,174	176	62,350
Prepaid expenses and other current assets	9,309	25	9,334
Deferred tax assets	4,438	405	4,843

Total current assets	196,487	(1,285)	195,202
Property and equipment, net	6,599	74	6,673
Other assets:
Notes receivable, related parties	250	—	250
Goodwill	9,832	—	9,832
Intangible assets, net	5,506	24	5,530
Other assets	2,630	205	2,835

Total assets	$221,304	$(982)	$220,322

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$12,695	250	$12,945
Accounts payable	120,135	277	120,412
Accrued expenses	8,120	410	8,530

Total current liabilities	140,950	937	141,887
Deferred compensation	3,637	696	4,333

Total liabilities	144,587	1,633	146,220
Shareholders’ equity:
Common stock, no par value	116,917	36	116,953
Accumulated deficit	(40,200)	(2,651)	(42,851)

Total shareholders’ equity	76,717	(2,615)	74,102

Total liabilities and shareholders’ equity	$221,304	$(982)	$220,322

The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Three Months ended
	December 31, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$182,730	$146	$182,876
Cost of sales (exclusive of depreciation and amortization)	155,517	122	155,639

Gross profit	27,213	24	27,237
Operating expenses:
Selling and marketing	6,321	—	6,321
Distribution and warehousing	2,848	—	2,848
General and administrative	9,075	763	9,838
Depreciation and amortization	896	—	896

	19,140	763	19,903
Income from operations	8,073	(739)	7,334
Other income (expense):
Interest expense	(168)	—	(168)
Interest income	102	1	103
Other income (expense)	6	—	6

Net income before tax	8,013	(738)	7,275
Tax expense	(42)	—	(42)

Net income	$7,971	$(738)	$7,233

Earnings per common share:
Basic	$.30	$(.03)	$.27

Diluted	$.28	$(.03)	$.25

Weighted average shares outstanding:
Basic	27,002		27,002
Diluted	28,937		28,937

The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Nine Months ended
	December 31, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$15,088	$(1,576)	$13,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,498	8	2,506
Amortization of deferred financing costs	160	—	160
Deferred compensation expense	2,187	—	2,187
Write-off of notes receivable	150	—	150
Tax benefit from employee stock option plans	2,428	—	2,428
Deferred income taxes	(2,668)	(405)	(3,073)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,644)	(121)	(37,765)
Inventories	(32,117)	(176)	(32,293)
Prepaid expenses	(5,120)	(25)	(5,145)
Other assets	(1,574)	(224)	(1,798)
Accounts payable	26,290	191	26,481
Income taxes payable	(855)	—	(855)
Accrued expenses	2,416	448	2,864

Net cash used in operating activities	(28,761)	(1,880)	(30,641)
Investing activities:
Purchases of property and equipment	(7,421)	(83)	(7,504)
Net proceeds from sale leaseback	6,401	—	6,401
Purchases of intangible assets	(490)	(24)	(514)
Payment of earn-out related to an acquisition	(88)	—	(88)
Notes receivable, related parties	(2,065)	2,065	—

Net cash used in investing activities	(3,663)	1,958	(1,705)
Financing activities:
Proceeds from note payable, bank	84,361	—	84,361
Payments on note payable, bank	(71,665)	—	(71,665)
Repayment of note payable	(651)	—	(651)
Proceeds of note payable	—	250	250
Debt acquisition costs	(465)	—	(465)
Checks written in excess of cash balance	1,974	—	1,974
Proceeds from exercise of common stock options and warrants	4,380	—	4,380

Net cash provided by (used in) financing activities	17,934	250	18,184
Net increase (decrease) in cash	(14,490)	328	(14,162)
Cash at beginning of year	14,495	—	14,495

Cash at end of year	$5	$328	$333

     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	September 30, 2004
	(Unaudited)
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$8,262	$4	$8,266
Note receivable, related parties	1,623	(1,423)	200
Accounts receivable, net	105,347	93	105,440
Inventories	60,017	257	60,274
Prepaid expenses and other current assets	5,085	25	5,110
Deferred tax assets	2,543	405	2,948

Total current assets	182,877	(639)	182,238
Property and equipment, net	6,180	5	6,185
Other assets:
Notes receivable, related parties	300	—	300
Goodwill	9,738	—	9,738
Intangible assets, net	5,800	215	6,015
Other assets	2,368	—	2,368

Total assets	$207,263	$(419)	$206,844

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$129,628	369	$129,997
Accrued expenses	8,176	392	8,568

Total current liabilities	137,804	761	138,565
Deferred compensation	3,637	696	4,333

Total liabilities	141,441	1,457	142,898
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	113,994	36	114,030
Accumulated deficit	(48,172)	(1,912)	(50,084)

Total shareholders’ equity	65,822	(1,876)	63,946

Total liabilities and shareholders’ equity	$207,263	$(419)	$207,844

     The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Three Months ended
	September 30, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$144,288	$113	$144,401
Cost of sales (exclusive of depreciation and amortization)	123,308	84	123,392

Gross profit	20,980	29	21,009
Operating expenses:
Selling and marketing	4,386	—	4,386
Distribution and warehousing	2,221	—	2,221
General and administrative	8,696	553	9,249
Depreciation and amortization	843	—	843

	16,146	553	16,699
Income from operations	4,834	(524)	4,310
Other income (expense):
Interest expense	(60)	—	(60)
Interest income	127	—	127
Other income (expense)	2	—	2

Net income before tax	4,903	(524)	4,379
Tax benefit	3	—	3

Net income	$4,906	$(524)	$4,382

Earnings per common share:
Basic	$.18	$(.02)	$.16

Diluted	$.17	$(.02)	$.15

Weighted average shares outstanding:
Basic	26,753		26,753
Diluted	28,884		28,884

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Six Months ended
	September 30, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$7,116	$(837)	$6,279
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,580	—	1,580
Amortization of deferred financing costs	96	—	96
Deferred compensation expense	2,187	—	2,187
Write-off of notes receivable	100	—	100
Deferred income taxes	(1,507)	(405)	(1,912)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,975)	(88)	(25,063)
Inventories	(29,866)	(257)	(30,123)
Prepaid expenses	(896)	(25)	(921)
Other assets	(1,364)	(210)	(1,574)
Accounts payable	36,926	283	37,209
Income taxes payable	718	—	718
Accrued expenses	2,502	393	2,895

Net cash (used in) provided by operating activities	(7,383)	(1,146)	(8,529)
Investing activities:
Purchases of property and equipment	(6,494)	(5)	(6,499)
Net proceeds from sale leaseback	6,401	—	6,401
Purchases of intangible assets	(398)	—	(398)
Payment of earn-out related to an acquisition	(88)	—	(88)
Notes receivable, related parties	(1,155)	1,155	—

Net cash used in investing activities	(1,734)	1,150	(584)
Financing activities:
Proceeds from note payable, bank	27,394	—	27,394
Payments on note payable, bank	(27,394)	—	(27,394)
Repayment of note payable	(651)	—	(651)
Debt acquisition costs	(350)	—	(350)
Proceeds from exercise of common stock options and warrants	3,885	—	3,885

Net cash provided by (used in) financing activities	2,884	—	2,884
Net increase (decrease) in cash	(6,233)	4	(6,229)
Cash at beginning of year	14,495	—	14,495

Cash at end of year	$8,262	$4	$8,266

     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	June 30, 2004
	(Unaudited)
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$12,195	$—	$12,195
Note receivable, related parties	782	(582)	200
Accounts receivable, net	79,735	—	79,735
Inventories	41,840	20	41,860
Prepaid expenses and other current assets	3,983	—	3,983
Deferred tax assets	1,689	405	2,094

Total current assets	140,224	(157)	140,067
Property and equipment, net	4,977	5	4,982
Other assets:
Notes receivable, related parties	350	—	350
Goodwill	9,750	—	9,750
Intangible assets, net	5,940	5	5,945
Other assets	2,488	—	2,488

Total assets	$163,729	$(147)	$163,582

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$94,010	122	$94,132
Accrued expenses	6,477	388	6,865

Total current liabilities	100,487	510	100,997
Deferred compensation	3,637	696	4,333

Total liabilities	104,124	1,206	105,330
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	112,682	36	112,718
Accumulated deficit	(53,077)	(1,389)	(54,466)

Total shareholders’ equity	59,605	(1,353)	58,252

Total liabilities and shareholders’ equity	$163,729	$(147)	$163,582

     The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Three Months ended
	June 30, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$127,306	$—	$127,306
Cost of sales (exclusive of depreciation and amortization)	108,428	—	108,428

Gross profit	18,878	—	18,878
Operating expenses:
Selling and marketing	4,732	—	4,732
Distribution and warehousing	1,533	—	1,533
General and administrative	9,790	718	10,508
Depreciation and amortization	704	—	704

	16,759	718	17,477
Income from operations	2,119	(718)	1,401
Other income (expense):
Interest expense	(41)	—	(41)
Interest income	129	—	129
Other income (expense)	(8)	—	(8)

Net income before tax	2,199	(718)	1,481
Tax benefit	11	405	416

Net income	$2,210	$(313)	$1,897

Earnings per common share:
Basic	$.08	$(.01)	$.07

Diluted	$.08	$(.01)	$.07

Weighted average shares outstanding:
Basic	26,175		26,175
Diluted	28,377		28,377

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Three Months ended
	June 30, 2004
	(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$2,210	$(313)	$1,897
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	704	—	704
Amortization of deferred financing costs	39	—	39
Deferred compensation expense	2,187	—	2,187
Write-off of notes receivable	50	—	50
Deferred income taxes	(653)	(405)	(1,058)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	694	3	697
Inventories	(11,689)	(20)	(11,709)
Prepaid expenses	156	—	156
Other assets	(1,327)	—	(1,327)
Accounts payable	1,400	36	1,436
Income taxes payable	514	—	514
Accrued expenses	107	388	495

Net cash (used in) provided by operating activities	(5,608)	(311)	(5,919)
Investing activities:
Purchases of property and equipment	(4,819)	(5)	(4,824)
Net proceeds from sale leaseback	6,401	—	6,401
Purchases of intangible assets	(171)	—	(171)
Notes receivable, related parties	(316)	316	—

Net cash used in investing activities	1,095	311	1,406
Financing activities:
Proceeds from note payable, bank	5,022	—	5,022
Payments on note payable, bank	(5,022)	—	(5,022)
Repayment of note payable	(3,465)	—	(3,465)
Proceeds of note payable	2,814	—	2,814
Debt acquisition costs	(413)	—	(413)
Proceeds from exercise of common stock options and warrants	3,277	—	3,277

Net cash provided by (used in) financing activities	2,213	—	2,213
Net increase (decrease) in cash	(2,300)	—	(2,300)
Cash at beginning of year	14,495	—	14,495

Cash at end of year	$12,195	$—	$12,195

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
     It was also previously determined that the Company’s deferred tax benefit recorded in the third fiscal quarter of 2005 was improperly included in income and should have increased common stock. Consequently, the tax benefit of $2.4 million recognized during the third fiscal quarter of 2005 was reduced and common stock was increased by the same amount.
     Presented below are the consolidated financial statement line items that have been impacted by the previously reported restatements described above, taking into consideration that prior year reported amounts reflect reclassifications to conform with current year presentation as discussed in Note 2:
(in thousands)

	Year Ended March 31, 2004
	(Unaudited)
	Third Quarter	Third Quarter	March 31, 2004	March 31, 2004
	(Reported)	(Restated)	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$1,450	$—	$1,450
Total liabilities	118,672	120,122	99,269	100,719
Total shareholders’ equity	46,973	45,523	55,568	54,118
Total liabilities and shareholders’ equity	$165,645	$165,645	$154,837	$154,837

Statements of Operations Data:
General and administrative	$6,242	$7,692	$23,979	$25,429
Income from operations	4,521	3,071	9,147	7,697
Net income before tax	3,590	2,140	8,313	6,863
Net income	$3,590	$2,140	$8,896	$7,446
Earnings per common share:
Basic	$.16	$.10	$.39	$.33
Diluted	$.15	$.09	$.37	$.31

Statements of Cash Flow Data:
Net income	$5,621	$4,171	$8,896	$7,446
Deferred compensation expense	—	1,450	—	1,450
(in thousands)

	Year Ended March 31, 2005
	(Unaudited)
	First	First	Second	Second
	Quarter	Quarter	Quarter	Quarter
	(Reported)	(Restated)	(Reported)	(Restated)

Balance Sheet Data:
Deferred compensation	$—	$3,637	$—	$3,637
Total liabilities	92,072	95,709	137,588	141,225
Total shareholders’ equity	63,418	59,781	69,675	66,038
Total liabilities and shareholders’ equity	$155,490	$155,490	$207,263	$207,263

Statements of Operations Data:
General and administrative	$7,603	$9,790	$8,697	$8,697
Income from operations	4,306	2,119	4,834	4,834
Net income before tax	4,386	2,199	4,902	4,902
Net income	$4,397	$2,210	$4,906	$4,906
Earnings per common share:
Basic	$.17	$.08	$.18	$.18
Diluted	$.15	$.08	$.17	$.17

Statements of Cash Flow Data
Net income	$4,397	$2,210	$9,303	$7,116
Deferred compensation expense	—	2,187	—	2,187

(in thousands):

	Year Ended March 31, 2005
	(Unaudited)
	Third	Third
	Quarter	Quarter
	(Reported)	(Restated)
Balance Sheet Data:
Deferred compensation	$—	$3,637
Total liabilities	140,729	144,366
Total shareholders’ equity	80,576	76,939
Total liabilities and shareholders’ equity	$221,305	$221,305

Statements of Operations Data:
Tax (benefit) expense	$(2,386)	$42
Net income	10,400	7,972
Earnings per common share:
Basic	$.39	$.30
Diluted	$.36	$.28

Statements of Cash Flow Data:
Net income	$19,703	$15,088
Deferred compensation expense	—	2,187
Tax benefit from employee stock option plans	—	2,428

Note 4 Acquisition
     On November 3, 2003, the Company acquired the assets of BCI Eclipse, LLC (“BCI Eclipse”). Under the terms of the acquisition, a newly-formed subsidiary of Navarre, BCI Eclipse Company, LLC (“BCI”), acquired all assets of BCI Eclipse for approximately $10.4 million in cash and one million shares of Navarre common stock with a value at closing of $5.1 million. There is also the possibility that, depending on BCI’s ability to meet certain goals with respect to its operating income, the Company will pay certain additional payments to BCI Eclipse each year until 2008. The maximum amount of these annual payments varies over that period from $87,500 to $350,000. The assets purchased by the Company included certain fixed assets, intellectual property, inventory, receivables and contract rights related to BCI Eclipse’s business. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s financial statements from the date of acquisition. Pro forma results of operations were not presented for this acquisition since the effects were not material to the Company.
     The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price was finalized in fiscal 2005. The adjusted allocation resulted in goodwill of $6.7 million, which will not be amortized.
     The adjusted purchase price allocation is as follows (in thousands):

Accounts receivable	$5,739
Inventories	2,976
Prepaid expenses and other current assets	752
Property and equipment	30
Identifiable intangible assets	4,990
Goodwill	6,723
Current liabilities	(5,577)

Total purchase price	$15,633

Note 5 Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)
Trade receivables	$88,196	$77,700
Vendor advance receivables	16,857	12,718
Other receivables	2,745	704

	$107,798	$91,122
Less: allowance for doubtful accounts and sales returns	13,815	11,159

Total	$93,983	$79,963

Note 6 Variable Interest Entity
     The Company owns a 45% equity interest in Mix & Burn, a start-up company developing a music listening and CD burning station. The Company has also authorized a line of credit not to exceed $2.5 million, which expires December 31, 2005 and bears interest at 6%. At March 31, 2005 and 2004, the note receivable from Mix & Burn, was $2.5 million and $278,000, respectively, however, it is eliminated upon consolidation as further discussed below.
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulleting No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46(R) clarifies how to identify a variable interest entity (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements.

     The Company adopted FIN 46(R), with respect to its investment in Mix & Burn during the quarter ended December 31, 2003.
     Mix & Burn’s financial results have been consolidated with the Company’s financial results under FIN 46(R). Mix & Burn had net sales of $352,000 for the year ended March 31, 2005, with none in fiscal 2004, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $2.2 million and $343,000 for the years ended March 31, 2005 and 2004, respectively.
Note 7 Inventories
     Inventories consist of the following (in thousands):

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)
Finished products	$36,222	$27,826
Raw materials	4,537	2,325

	$40,759	$30,151

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
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2003 (Restated)	$—	$3,109	$3,109
Goodwill resulting from an acquisition	—	7,262	7,262

Balances as of March 31, 2004 (Restated)	$—	$10,371	$10,371
Final purchase price allocation adjustment	—	(627)	(627)
Earn-out related to acquisition	—	88	88

Balances as of March 31, 2005 (Restated)	$—	$9,832	$9,832

     Other identifiable intangible assets, net of amortization, of $5.2 million and $6.1 million as of March 31, 2005 and 2004, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

	As of March 31, 2005
	(Restated)
	Gross carrying	Accumulated
	amount	amortization	Net

Masters	$6,838	$1,687	$5,151
Other	729	682	47

	$7,567	$2,369	$5,198

	As of March 31, 2004
	(Restated)
	Gross carrying	Accumulated
	amount	amortization	Net

Masters	$6,230	$220	$6,010
Other	710	592	118

	$6,940	$812	$6,128

     Aggregate amortization expense for the periods ended March 31, 2005, 2004 and 2003 were $1,557,000, $311,000 and $501,000, respectively.

     The following is a schedule of estimated future amortization expense (in thousands):

2006	$1,430
2007	1,387
2008	1,152
2009	1,051
2010	154
Note 9 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)

Land and buildings	$—	$399
Furniture and fixtures	1,092	668
Computer and office equipment	4,483	3,323
Warehouse equipment	6,868	4,169
Leasehold improvements	2,894	1,984
Construction in progress	74	3,021

Total	$15,411	$13,564
Less: accumulated depreciation and amortization	7,259	6,650

Net property and equipment	$8,152	$6,914

Note 10 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)

Compensation and benefits	$9,067	$2,782
Royalties	2,491	1,157
Rebates	1,023	649
Other	2,486	1,789

Total	$15,067	$6,377

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
      Mix & Burn has six convertible promissory notes with accrued interest which are due between October 17, 2005 and December 31, 2005. These notes have interest rates between 8% — 12%. The aggregate principal balance at March 31, 2005 was $250,000 with none outstanding at March 31, 2004.

     On February 1, 2005, Mix & Burn obtained a $20,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on February 1, 2006. Mix & Burn assigned a $20,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $20,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line at March 31, 2005.
     On March 9, 2005, Mix & Burn obtained a $100,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on August 1, 2005. Mix & Burn assigned a $105,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $100,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line at March 31, 2005.

Note 12 Income Taxes
     The income tax provision (benefit) is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Current
Federal	$3,306	$417	$—
State	459	36	—
Deferred	(4,771)	(1,036)	—

Tax benefit	$(1,006)	$(583)	$—

     A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Tax expense at statutory rate	$3,114	$2,119	$1,467
State income taxes, net of federal benefit	293	193	259
Non-deductible compensation charge	1,972	—	—
Reversal of valuation allowance	(7,496)	(3,579)	(1,789)
Effect of variable interest entity	755	117	—
Other	356	567	63

Tax benefit	$(1,006)	$(583)	$—

	Fiscal Years ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.2%	3.1%	6.0%
Non-deductible compensation charge	21.5%	—	—
Reversal of valuation allowance	(81.8)%	(57.4)%	(41.5)%
Effect of variable interest entity	8.2%	1.9%	—
Other	3.9%	9.1%	1.5%

Tax benefit	(11.0)%	(9.3)%	—

     Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2005 and 2004 are as follows (in thousands):

	Fiscal Years ended March 31,
	2005	2004
	(Restated)	(Restated)
Net deferred tax asset (liability)—long-term
Incentive based deferred compensation	$1,887	793
Stock based compensation	121	—
Book/tax intangibles amortization	(3,176)	(3,276)
Book/tax depreciation	(423)	406
Net operating loss carry forwards	—	4,033
Variable interest entity	974	130
Valuation allowance — variable interest entity	(974)	(130)
AMT credit carry forwards	—	247

Total deferred tax asset (liability)—long-term	$(1,591)	$2,203
Net deferred tax asset (liability)—current
Collectibility reserves	$4,222	$4,478
Allowance for sales returns	2,016	1,341
Reserve for sales discounts	278	186
Accrued vacations	282	169
Inventory — uniform capitalization	230	155
Incentive based deferred compensation	148	—
Other	222	—

Total deferred tax asset —current	$7,398	$6,329
Valuation allowance	—	(7,496)
Total deferred tax asset	$5,807	$1,036

     During the year ended March 31, 2005 the Company utilized net operating loss carryforwards of approximately $11.0 million.

     During the years ended March 31, 2005 and 2004, $2.4 million and $0, respectively, was added to common stock in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.
     The Company’s net deferred income tax assets were completely reserved in fiscal 2003 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2004 and 2005 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all net-operating losses have been utilized except those related to the VIE, Mix & Burn. It has been determined, based on our expectation of future taxable income, that a valuation reserve is no longer required, except for the deferred tax assets related to the VIE, Mix & Burn. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
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
Note 15 401(k) Plan
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

     Aviva Partners LLC, individually on behalf of all other similarly situated, v. Navarre Corporation, Eric H. Paulsen and James Gilbertson
     Aviva Partners LLC individually and on behalf of all others similarly situated (“Plaintiffs”) filed this putative class action lawsuit on June 13, 2005 in the United States District Court for the District of Minnesota, as Case Number 05-1151 (PAM/RLE). Plaintiffs allege that this is a federal class action lawsuit on behalf of all those who purchased or otherwise acquired securities in the Company between July 23, 2003 and May 31, 2005. Plaintiffs allege among other things, that the Company, its chief executive officer, and its chief financial officer violated federal securities laws and regulations because the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles, which benefited Company insiders, including the individual defendants. Plaintiffs further allege the company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs allege violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)5 promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
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
Note 17 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2005 and 2004, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2005	March 31, 2004
	(Restated)	(Restated)

Computer and office equipment	$380	$—
Less: accumulated depreciation and amortization	87	—

Net property and equipment	$293	$—

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
Note 20 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant to the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has estimated its liability under this arrangement and has expensed $288,000, $288,000 and $408,000 for this obligation during the years ended March 31, 2005, 2004 and 2003, respectively. At March 31, 2005 and 2004, $984,000 and $696,000, respectively, had been accrued in the consolidated financial statements. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met and as of March 31, 2004, certain targets had been met. As such, $2.5 million and $1.5 million were expensed in the consolidated financial statements as of March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, $4.0 million and $1.5 million, respectively, had been accrued in the consolidated financial statements.
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
     The Company has an employment agreement with its former Chief Financial Officer (“CFO”). The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon termination, the Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. As such, the Company has estimated its liability under this arrangement and has expensed $597,000 and accrued $437,000 in its consolidated financial statements as of March 31, 2005.

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
     Navarre currently operates three business segments: Distribution, Publishing and Other.

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
     The other segment includes the operations of Mix & Burn, a separate corporation that is included in the Company’s consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
     The following table provides information by business segment for the years ended March 31, 2005, 2004 and 2003 (in thousands):

Fiscal Year 2005 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$556,927	$95,777	$352	$(56,441)	$596,615
Income (loss) from operations	(2,348)	14,006	(2,123)	—	9,535
Net income (loss) before income taxes	(2,199)	13,579	(2,220)	—	9,160
Depreciation and amortization expense	1,826	1,695	—	—	3,521
Capital expenditures	8,214	1,078	83	—	9,375
Total assets	176,932	47,944	536	(29,520)	195,892

Fiscal Year 2004 (Restated)	Distribution	Publishing		Other	Eliminations	Consolidated
Net sales	$444,743	$46,177		$—	$(20,043)	$470,877
Income (loss) from operations	9,282	(1,874	)(1)	(343)	—	7,065
Net income (loss) before income taxes	9,129	(2,555)		(343)	—	6,231
Depreciation and amortization expense	1,327	673		—	—	2,000
Capital expenditures	4,957	91		—	—	5,048
Total assets	143,478	27,499		5	(16,403)	154,579

Fiscal Year 2003 (Restated)	Distribution	Publishing	Eliminations	Consolidated
Net sales	$353,316	$14,715	$(11,215)	$356,816
Income from operations	3,556	41	—	3,597
Net income (loss) before income taxes	4,221	(308)	—	3,913
Depreciation and amortization expense	1,295	822	—	2,117
Capital expenditures	994	45	—	1,039
Total assets	107,691	14,797	(12,823)	109,665
     (1) The Company recorded an impairment charge associated with product development costs in fiscal 2004 of $5.6 million.
Note 24 Quarterly Data — Seasonality (Unaudited)
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
     The following table sets forth certain restated unaudited quarterly historical financial data for each of the four quarters in the periods ended March 31, 2005 and March 31, 2004 (in thousands, except per share amounts):

	Quarter Ended
	June 30	September 30	December 31	March 31
	(Restated)	(Restated)	(Restated)	(Restated)

Fiscal year 2005
Net sales	$127,306	$144,401	$182,876	$142,032
Gross profit	18,878	21,009	27,237	24,053
Net income (loss)	$1,897	$4,382	$7,233	$(3,346)

Net earnings (loss) per share:
Basic	$0.07	$0.16	$0.27	$(0.12)

Diluted	$0.07	$0.15	$0.25	$(0.12)

	June 30	September 30	December 31	March 31
			(Restated)	(Restated)

Fiscal year 2004
Net sales	$72,613	$106,200	$151,170	$140,894
Gross profit	10,207	13,602	18,117	16,095
Net income	$308	$1,723	$2,140	$2,643

Net earnings per share:
Basic	$0.01	$0.08	$0.10	$0.10

Diluted	$0.01	$0.08	$0.09	$0.10

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	Of Period	Expenses	(Deductions)	Period

Year ended March 31, 2005:
Deducted from asset accounts:
Vendor advance reserve	$4,808	$4,287	$(3,003)	$6,092
Allowance for doubtful accounts	1,394	423	(442)	1,375
Allowance for sales returns	3,706	1,066	(582)	4,190
Allowance for MDF and sales disc.	1,251	22,277	(21,370)	2,158

Total	$11,159	$28,053	$(25,397)	$13,815

Year ended March 31, 2004:
Deducted from asset accounts:
Vendor advance reserve	$4,174	$2,618	$(1,984)	$4,808
Allowance for doubtful accounts	673	(123)	844 (1)	1,394
Allowance for sales returns	4,160	(1,872)	1,418 (1)	3,706
Allowance for MDF and sales disc.	1,107	15,557	(15,413)	1,251

Total	$10,114	$16,180	$(15,135)	$11,159

Year ended March 31, 2003:
Deducted from asset accounts:
Vendor advance reserve	$433	$3,338	$403	$4,174
Allowance for doubtful accounts	1,111	93	(531)	673
Allowance for sales returns	1,300	296	2,564 (2)	4,160
Allowance for MDF and sales disc.	—	8,470	(7,363)	1,107

Total	$2,844	$12,197	$(4,927)	$10,114

(1)	Additional reserves associated with the operations of BCI.

(2)	Includes additional reserves associated with the operations of Encore Software.