Form 10-Q/A
period 2005-06-30
NAVARRE CORP /MN/
filed 2005-11-21
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

NAVARRE CORPORATION
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Original Filing”), is being filed to reflect restatements of the Company’s consolidated balance sheets as of June 30, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows and shareholders’ equity for the three months ended June 30, 2005 and 2004 and the notes related thereto. For a more detailed description of the Restatement, see Note 3, “Restatements” to the accompanying consolidated financial statements and the section entitled “Restatements” in Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q/A.
     Navarre Corporation (the “Company” or “Navarre”) has restated its consolidated financial statements for the fiscal year ended 2005 and for the first quarter of fiscal 2006. The determination to restate these financial statements was made as a result of (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn, Inc. (“Mix & Burn”); (ii) the Company’s recognition of additional expense in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense as a result of the application of Accounting Principles Board Opinion No. 12, Omnibus Opinion – 1967 – Classification and Disclosure of Allowance; Disclosure of Depreciable Assets and Depreciation; Deferred Compensation Contracts; Capital Changes; Convertible Debt and Debt Issued with Stock Warrants; Amortization of Debt Discount and Expenses or Premium, to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement. As a result, the Company has restated its consolidated financial statements as of and for the periods ending March 31, 2005, and 2004, for the period ending March 31, 2003 and unaudited quarterly financial data as of and for the period ended June 30, 2005 (the “Restatement”). The Audit Committee of the Company’s Board of Directors (“the Audit Committee”) worked closely with the company’s management to review the Restatement and the Company’s policies and practices related to the Restatement items.
     Concurrent with the filing of this 10-Q/A we are filing an Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 to reflect restatements of the Company’s consolidated balance sheets as of March 31, 2005 and 2004 and the Company’s consolidated statements of operations, cash flows and shareholders’ equity for the years ended March 31, 2005, 2004 and 2003 and the notes related thereto.
     For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Item 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filing is amended herby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.
     Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period September 30, 2005 which are being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.
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

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2005	March 31, 2005
	(Unaudited)	(Note)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$23,342	$15,571
Note receivable, related parties	200	200
Accounts receivable, less allowances of $23,650 and $13,815, respectively	103,098	93,983
Inventories	52,983	40,759
Prepaid expenses and other current assets	12,211	10,052
Deferred tax assets	7,741	7,398

Total current assets	199,575	167,963
Property and equipment, net of accumulated depreciation of $7,889 and $7,259, respectively	10,262	8,152
Other assets:
Notes receivable, related parties	150	200
Goodwill	95,044	9,832
Intangible assets, net of amortization of $2,764 and $2,369, respectively	4,885	5,198
License fees, net of amortization of $570 at June 30, 2005	20,779	—
Other assets	9,234	4,547

Total assets	$339,929	$195,892

Liabilities and shareholders’ equity:
Current liabilities
Note payable – short term	$5,650	$250
Capital lease obligation – short term	68	84
Accounts payable	98,839	96,387
Income taxes payable	1,865	8
Accrued expenses	13,189	15,067

Total current liabilities	119,611	111,796
Long-term liabilities:
Note payable – long-term	120,000	—
Capital lease obligation – long-term	271	237
Deferred compensation	5,020	4,984
Deferred tax liabilities	1,432	1,591

Total liabilities	246,334	118,608
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 100,000,000
Issued and outstanding shares – 29,791,966 and 27,896,080, respectively	137,886	123,481
Accumulated deficit	(44,291)	(46,197)

Total shareholders’ equity	93,595	77,284

Total liabilities and shareholders’ equity	$339,929	$195,892

Note: The balance sheet at March 31, 2005 has been derived from the restated audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Net sales	$140,941	$127,306
Cost of sales (exclusive of depreciation and amortization)	116,152	108,428

Gross profit	24,789	18,878
Operating expenses:
Selling and marketing	6,591	4,732
Distribution and warehousing	2,190	1,533
General and administrative	10,050	10,508
Depreciation and amortization	1,024	704

Total operating expenses	19,855	17,477

Income from operations	4,934	1,401
Other income (expense):
Interest expense	(2,075)	(41)
Interest income	286	129
Other income (expense), net	346	(8)

Net income before income tax	3,491	1,481
Income tax (expense) benefit	(1,585)	416

Net income	$1,906	$1,897

Earnings per common share:
Basic	$.07	$.07

Diluted	$.06	$.07

Weighted average shares outstanding:
Basic	28,947	26,175
Diluted	30,031	28,377
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Operating activities:
Net income	$1,906	$1,897
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,052	704
Amortization and write-off of deferred financing costs	335	39
Deferred compensation expense	36	2,187
Write-off of notes receivable	50	50
Amortization of license fees	570	—
Amortization of production costs	294	—
Change in deferred revenue	(860)	—
Tax benefit from employee stock option plans	40	—
Deferred income taxes	(502)	(1,058)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(796)	697
Inventories	(8,682)	(11,709)
Prepaid expenses	(2,106)	156
Other assets	(5)	(1,327)
Production costs	(294)	—
License fees	(767)	—
Accounts payable	(650)	1,436
Income taxes payable	1,857	514
Accrued expenses	(7,478)	495

Net cash used in operating activities	(16,000)	(5,919)
Investing activities:
Acquisitions, net of cash acquired	(98,103)	—
Purchases of property and equipment	(640)	(4,824)
Net proceeds from sale leaseback	—	6,401
Purchases of intangible assets	(83)	(171)
Payment of earn-out related to an acquisition	(85)	—

Net cash (used in) provided by investing activities	(98,911)	1,406
Financing activities:
Proceeds from note payable, line of credit	—	5,022
Payments on note payable, line of credit	—	(5,022)
Payment on note payable	(15,000)	(3,465)
Proceeds from note payable	140,400	2,814
Debt acquisition costs	(2,917)	(413)
Repayments of capital lease obligations	(21)	—
Proceeds from exercise of common stock options and warrants	220	3,277

Net cash provided by financing activities	122,682	2,213

Net increase (decrease) in cash	7,771	(2,300)
Cash at beginning of period	15,571	14,495

Cash at end of period	$23,342	$12,195

Supplemental cash flow information:
Cash paid for:
Interest	$337	$54
Income taxes	194	128
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$1,656	—
Capital lease obligations incurred for the purchase of computer equipment	39	—
Acquisition:
Fair value of assets acquired	$125,979	$—
Less: Liabilities assumed	9,593	—
Fair value of stock issued	14,144	—
Cash acquired	4,139	—

Acquisition net of cash acquired	$98,103	$—

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
Restatement of Financial Statements
     The Company has restated its previously issued consolidated financial statements as of and for the years ending March 31, 2005 and 2004, the period ending March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements resulted in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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
Research and Development — Mix & Burn
     Research and development costs for the other segment of approximately $142,000 and $117,000 were charged to expense for the three months ended June 30, 2005 and 2004, respectively.
Note 2 — Inventories
     Inventories consist of the following (in thousands):

	June 30,	March 31,
	2005	2005
	(Restated)	(Restated)
Finished products	$47,622	$36,222
Raw materials	5,361	4,537

	$52,983	$40,759

Note 3 — Restatements
Mix & Burn
     During first quarter of fiscal 2006, the Company determined that it was changing its accounting treatment for its investment in and advances to a third party (Mix & Burn). Mix & Burn was determined to be a VIE under FIN 46(R), and the Company determined it was the primary beneficiary of Mix & Burn. As such, Mix & Burn’s financial results are subject to consolidation into the Company’s consolidated financial statements (see further discussion in Notes 1 and 9).
Post Retirement Payments
     As a result of issues identified in the quarterly closing for the period ended September 30, 2005, the Company has restated its previously-issued consolidated financial statements as of and for the periods ending March 31, 2005 and 2004 and the period ending March 31, 2003. These restatements resulted in (i) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
     The following table presents the effect of the Restatement on the consolidated balance sheet (in thousands):

	June 30, 2005
	As Previously		As
	Reported	Adjustments	Restated
Assets
Current assets:
Cash and cash equivalents	$23,332	$10	$23,342
Note receivable, related parties	2,834	(2,634)	200
Accounts receivable, net	103,000	98	103,098
Inventories	52,804	179	52,983
Prepaid expenses and other current assets	12,186	25	12,211
Deferred tax assets	7,593	148	7,741

Total current assets	201,749	(2,174)	199,575
Property and equipment, net	10,194	68	10,262
Other assets:
Notes receivable, related parties	150	—	150
Goodwill	95,044	—	95,044
Intangible assets, net	4,856	29	4,885
License fees, net	20,779	—	20,779
Other assets	9,109	125	9,234

Total assets	$341,881	$(1,952)	$339,929

Liabilities and shareholders’ equity
Current liabilities:
Note payable, short term	$5,000	650	$5,650
Capital lease obligation, short term	68	—	68
Accounts payable	98,525	314	98,839
Income taxes payable	1,865	—	1,865
Accrued expenses	12,799	390	13,189

Total current liabilities	118,257	1,354	119,611
Note payable, long term	120,000	—	120,000
Capital lease obligation, long term	271	—	271
Deferred compensation	4,000	1,020	5,020
Deferred tax liabilities	1,798	(366)	1,432

Total liabilities	244,326	2,008	246,334
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	137,850	36	137,886
Accumulated deficit	(40,295)	(3,996)	(44,291)

Total shareholders’ equity	97,555	(3,960)	93,595

Total liabilities and shareholders’ equity	$341,881	$(1,952)	$339,929

The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Three Months ended
	June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$140,833	$108	$140,941
Cost of sales (exclusive of depreciation and amortization)	116,065	87	116,152

Gross profit	24,768	21	24,789
Operating expenses:
Selling and marketing	6,591	—	6,591
Distribution and warehousing	2,190	—	2,190
General and administrative	9,542	508	10,050
Depreciation and amortization	1,024	—	1,024

	19,347	508	19,855
Income from operations	5,421	(487)	4,934
Other income (expense):
Interest expense	(2,063)	(12)	(2,075)
Interest income	325	(39)	286
Other income (expense)	346	—	346

Net income before tax	4,029	(538)	3,491
Tax expense	(1,585)	—	(1,585)

Net income	$2,444	$(538)	$1,906

Earnings per common share:
Basic	$.08	$(.01)	$.07

Diluted	$.08	$(.02)	$.06

Weighted average shares outstanding:
Basic	28,947		28,947
Diluted	30,031		30,031

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Three Months ended
	June 30, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$2,444	$(538)	$1,906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,048	4	1,052
Amortization of deferred financing costs	335	—	335
Deferred compensation expense	53	(17)	36
Write-off of notes receivable	50	—	50
Amortization of license fees	570	—	570
Amortization of production costs	294	—	294
Change in deferred revenue	(856)	(4)	(860)
Tax benefit from employee stock option plans	40	—	40
Deferred income taxes	(502)	—	(502)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(678)	(118)	(796)
Inventories	(8,669)	(13)	(8,682)
Prepaid expenses	(2,106)	—	(2,106)
Other assets	—	(5)	(5)
Production costs	(294)	—	(294)
License fees	(767)	—	(767)
Accounts payable	(723)	73	(650)
Income taxes payable	1,857	—	1,857
Accrued expenses	(7,527)	49	(7,478)

Net cash (used in) provided by operating activities	(15,431)	(569)	(16,000)
Investing activities:
Acquisitions, net of cash acquired	(98,103)	—	(98,103)
Purchases of property and equipment	(639)	(1)	(640)
Purchases of intangible assets	(78)	(5)	(83)
Payment of earn-out related to an acquisition	(85)	—	(85)
Notes receivable, related parties	(134)	134	—

Net cash used in investing activities	(99,039)	128	(98,911)
Financing activities:
Repayment of note payable	(15,000)	—	(15,000)
Proceeds of note payable	140,000	400	140,400
Debt acquisition costs	(2,917)	—	(2,917)
Repayment of capital lease obligations	(21)	—	(21)
Proceeds from exercise of common stock options and warrants	221	(1)	220

Net cash provided by (used in) financing activities	122,283	399	122,682

Net increase (decrease) in cash	7,813	(42)	7,771
Cash at beginning of year	15,519	52	15,571

Cash at end of year	$23,332	$10	$23,342

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
     The consolidated financial statements for our third fiscal quarter ended December 31, 2003, year ended March 31, 2004, first fiscal quarter ended June 30, 2004, second fiscal quarter ended September 30, 2004, and third fiscal quarter ended December 31, 2004 and notes thereto included in the Annual Report on Form 10-K and Form 10-K/A for the period ended March 31, 2005 have been restated to include the effects of the expenses related to the incentive-based deferred compensation of our Chief Executive Officer and the deferred tax benefit recorded in income that should have increased common stock. Refer to these filings for the consolidated financial statement line items that were impacted by the previously reported restatements described above.
Note 4 — Acquisitions
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
     (In thousands, except per share data)

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	As reported	Pro Forma	As reported	Pro forma
	(Restated)		(Restated)
Net sales	$140,941	$146,663	$127,306	$144,651
Net income	1,906	2,152	1,897	2,296
Earnings per common share:
Basic	$.07	$.07	$.07	$.09

Diluted	$.06	$.07	$.07	$.08

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
     (In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Net income, as reported	$1,906	$1,897
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(360)	(137)

Net income, pro forma	$1,546	$1,760

Income per share:
Basic – as reported	$.07	$.07

Basic – pro forma	$.05	$.07

Diluted – as reported	$.06	$.07

Diluted – pro forma	$.05	$.06

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

Note 6 — Net Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Numerator:
Net income	$1,906	$1,897

Denominator:
Denominator for basic earnings per share—weighted-average shares	28,947	26,175
Dilutive securities: Employee stock options And warrants	1,084	2,202

Denominator for diluted earnings per share -adjusted weighted-average shares	30,031	28,377

Basic income per share	$.07	$.07

Dilutive income per share	$.06	$.07

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
Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)
Trade receivables	$108,609	$88,196
Vendor advance receivables	17,244	16,857
Other receivables	895	2,745

	$126,748	$107,798
Less: allowance for doubtful accounts, vendor advances and sales discounts	11,009	9,625
Less: allowance for sales returns, net margin impact	12,641	4,190

Total	$103,098	$93,983

Note 9 — Variable Interest Entity
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulleting No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46(R) clarifies how to identify a variable interest entity (“VIE”) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected losses or residual returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements.

     The Company adopted FIN 46(R), with respect to its investment in Mix & Burn during the quarter ended December 31, 2003.
     Mix & Burn’s financial results have been consolidated with the Company’s financial results under FIN 46(R). Mix & Burn had net sales of $108,000 for the three months ended June 30, 2005, with none in the three months ended June 30, 2004, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $538,000 and $337,000 for the three months ended June 30, 2005 and 2004, respectively. Mix & Burn is a development stage company and that designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn funds its operations through third-party financing. Mix and Burn has a $2.5 million note payable to the Company, which is eliminated upon consolidation.
Note 10 — License Fees
     License fees consisted of the following (in thousands) and are related to the addition of the FUNimation business:

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)
License fees	$21,349	$—
Less: accumulated amortization	570	—

	$20,779	—

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
Note 11 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands) and are related to the addition of the FUNimation business:

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)
Production costs	$4,105	$—
Less: accumulated amortization	294	—

	$3,811	—

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

     Note 12 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)
Land and buildings	$1,623	$—
Furniture and fixtures	1,146	1,092
Computer and office equipment	5,068	4,483
Warehouse equipment	7,131	6,868
Leasehold improvements	2,936	2,894
Construction in progress	247	74

Total	$18,151	$15,411
Less: accumulated depreciation and amortization	7,889	7,259

Net property and equipment	$10,262	$8,152

Note 13 — Goodwill and Intangible Assets
Goodwill
     As of June 30, 2005 and March 31, 2005, goodwill amounted to $95.0 million and $9.8 million, respectively. During first quarter of fiscal 2006, the FUNimation acquisition added $85.1 million in goodwill. During fiscal 2006 further purchase price adjustments related to the annual earn-out payment of $85,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2005 (Restated)	$—	$9,832	$9,832
Goodwill resulting from an acquisition	—	85,127	85,127
Earn-out related to an acquisition	—	85	85

Balances as of June 30, 2005 (Restated)	$—	$95,044	$95,044

Intangible assets
     Other identifiable intangible assets, net of amortization, of $4.9 million and $5.2 million as of June 31, 2005 and March 31, 2005, respectively, are being amortized over useful lives ranging from three to seven years and are as follows (in thousands):

	As of June 30, 2005 (Restated)
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,915	$2,059	$4,856
Other	734	705	29

	$7,649	$2,764	$4,885

	As of March 31, 2005 (Restated)
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	729	682	47

	$7,567	$2,369	$5,198

     Aggregate amortization expense for the periods ended June 30, 2005 and 2004 were $395,000 and $349,000, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2006	$1,494
2007	1,394
2008	1,158
2009	1,052
2010	154

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
Note 14 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
	(Restated)	(Restated)
Compensation and benefits	$1,987	$9,067
Royalties	6,362	2,491
Accrued interest	1,757	31
Deferred revenue	1,385	10
Rebates	805	1,023
Other	893	2,445

Total	$13,189	$15,067

Note 15 — Bank Financing and Debt
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
     Mix & Burn has six convertible promissory notes with the notes and accrued interest being due between October 17, 2005 and December 31, 2005. These notes have interest rates between 8% — 12%. The aggregate principal balances at June 30, 2005 and March 31, 2005 were $650,000 and $250,000, respectively.
     On February 1, 2005, Mix & Burn obtained a $20,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on February 1, 2006. Mix & Burn assigned a $20,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $20,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There was no amount outstanding on this line of credit at June 30, 2005.
     On March 9, 2005, Mix & Burn obtained a $100,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on August 1, 2005. Mix & Burn assigned a $105,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $100,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There was no amount outstanding on this line of credit at June 30, 2005.
     Long-term debt consisted of the following (in thousands):

	June 30, 2005	March 31, 2005
Term Loan B sub-facility	$100,000	$—
Term Loan C sub-facility	25,000	—
Other (see Mix & Burn above)	650	250

Total debt	125,650	250
Less: current portion	5,650	250

Total long-term debt	$120,000	$—

     As of June 30, 2005, annual debt maturities were as follows (in thousands):

2006	$5,650
2007	5,000
2008	5,000
2009	5,000
2010	5,000
2011 and thereafter	100,000

Total	$125,650

Note 16 — Income Taxes
     The Company’s effective tax rate was 45.4% for the first quarter of fiscal 2006 as net income includes the loss from a variable interest entity, which does not have a tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate for the first quarter of fiscal 2005 was significantly lower than first quarter of fiscal 2006 due to the partial reversal of the valuation allowance recorded against deferred tax assets and the utilization of net operating loss carryforwards.
     The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company has evaluated the Act and believes that its provisions will not have a material impact on the tax rate. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.
     The Company’s net deferred income tax assets were partially reserved in fiscal 2005 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all net-operating losses have been utilized. It has been determined, based on expectations of future taxable income, that a valuation reserve is no longer required, except for the deferred tax assets related to the VIE, Mix & Burn. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except those related to the VIE which have been fully reserved against with a valuation allowance.

Note 17 — Sale/Leaseback of Warehouse Facility
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
Note 18 — License and Distribution Agreement
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
Note 19 — Business Segments
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended June 30, 2005 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$129,754	$26,108	$108	$(15,029)	$140,941
Income (loss) from operations	1,114	4,307	(487)	—	4,934
Net income (loss) before income tax	(208)	4,237	(538)	—	3,491
Total assets	$311,632	$175,371	$533	$(147,607)	$339,929

Three months ended June 30, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$110,260	$30,050	$—	$(13,004)	$127,306
Income (loss) from operations	(1,832)	3,563	(330)	—	1,401
Net income (loss) before income tax	(1,274)	3,501	(330)	—	1,897
Total assets	$149,471	$43,168	$30	$(29,087)	$163,582

Note 20 — Commitments and Contingencies
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
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. In the event of a material change in control, as defined in the employment agreement or termination under such agreement, the Company would be required to pay approximately $1.6 million. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has expensed $36,000 related to this obligation in its consolidated financial statements for the three-months ended June 30, 2005. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met. As such, $2.2 million was expensed in the consolidated financial statements as of June 30, 2004. At June 30, 2005 and March 31, 2005, $5.0 million, respectively, had been accrued in the consolidated financial statements.

     The CEO’s employment agreement also includes a loan to the executive for a maximum of $1.0 million, of which $350,000 and $400,000 were outstanding at June 30, 2005 and March 31, 2005, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During first quarter of fiscal 2006 and during fiscal 2005, the Company forgave $50,000 and $200,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company has a separation agreement with a former Chief Financial Officer. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued for in fiscal year 2005.
Note 22 — Recently Issued Accounting Pronouncements
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

Note 23 — Subsequent Event
     On August 9, 2005, the Company entered into an interest rate swap agreement, the effect of which was to swap the Company’s floating rate obligation on the Company’s sub-facility Term Loan B and Term Loan C for a fixed-rate obligation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Note: Comparisons refer to restated numbers as discussed in Note 3 of the consolidated financial statements.
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
Executive Summary
     Our consolidated net sales for the first quarter of fiscal 2006 increased 10.7% to $140.9 million compared to $127.3 million for the first quarter of fiscal 2005. This growth in net sales was achieved through an increase in our distribution segment and the addition of FUNimation results, which added $5.7 million in net sales since May 11, 2005, the date of acquisition. Our gross profit increased to $24.8 million or 17.6% of net sales in the first quarter fiscal 2006 compared with $18.9 million or 14.8% of net sales for same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the first quarter of fiscal 2006 was primarily due to the addition of FUNimation revenues, which carry a higher margin. Total operating expenses for the first quarter of fiscal 2006 were $19.9 million or 14.1% of net sales, compared with $17.5 million or 13.7% of net sales in the same period for fiscal 2005. Net income for the first quarter fiscal 2006 was $1.9 million or $0.06 per diluted share compared to $1.9 million or $0.07 per diluted share for the same period last year.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Our business is divided into three business segments – Distribution, Publishing and Other. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.
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
     Our “other” segment includes the operations of Mix & Burn, a separate corporation that is included in the consolidated Company’s results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: potential restatements related to the Company’s review of the application of FIN 46(R) to third party entities or relationships, the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s ability to maintain and grow its exclusive distribution business through agreements with music labels; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board and Chief Executive Officer; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     Except as to the initial risk stated above, a detailed statement of risks and uncertainties is contained in our reports to the Securities and Exchange Commission, including in particular our Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005. Investors and shareholders are urged to read this document carefully. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.
Restatements
Mix & Burn
     During first quarter of fiscal 2006, the Company determined that it was changing its accounting treatment for its investment in and advances to a third party (Mix & Burn). Mix & Burn was determined to be a VIE under FIN 46(R), and the Company determined it was the primary beneficiary of Mix & Burn. As such, Mix & Burn’s financial results are subject to consolidation into the Company’s consolidated financial statements (see further discussion in Notes 1 and 9).
Post Retirement Payments
     As a result of issues identified in the quarterly closing for the period ended September 30, 2005, the Company restated its previously-issued consolidated financial statements as of and for the periods ending March 31, 2005 and 2004 and the period ending March 31, 2003.

These restatements resulted in (i) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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

	Three Months Ended June 30,
	(Unaudited)
	2005	2004
(In thousands)		(Restated)
Net sales:
Distribution	$129,754	$110,260
Publishing	26,108	30,050
Other	108	—

Net sales before inter-company eliminations	155,970	140,310
Inter-company eliminations	(15,029)	(13,004)

Net sales as reported	$140,941	$127,306

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended June 30,
	2005	2004
		(Restated)
Net sales:
Distribution	92.1%	86.6%
Publishing	18.5	23.6
Other	0.1	—
Inter-company sales	(10.7)	(10.2)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.4	85.2

Gross profit	17.6	14.8
Selling and marketing	4.7	3.7
Distribution and warehousing	1.6	1.2
General and administrative	7.1	8.2
Depreciation and amortization	0.7	0.6

Total operating expenses	14.1	13.7

Income from operations	3.5	1.1
Interest expense	(1.5)	0.0
Other income (expense), net	0.5	0.1
Income tax (expense) benefit	(1.1)	.3

Net income	1.4%	1.5%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.
Fiscal 2006 (Restated) First Quarter Results Compared With Fiscal 2005 (Restated) First Quarter
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

Operating Expenses
     Total operating expenses for the distribution segment were $13.6 million or 10.5% as a percent of net sales for first quarter fiscal 2006 compared to $12.9 million or 11.7% as a percent of net sales for first quarter fiscal 2005. Overall, operating expenses increased in fiscal 2006; particularly, selling and marketing and distribution and warehousing expenses. These increases were partially offset by a decrease in general and administrative expenses.
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
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $6.8 million or 5.2% as a percent of net sales for first quarter fiscal 2006 compared to $8.2 million or 7.4% as a percent of net sales for first quarter fiscal 2005. First quarter fiscal 2005 included $2.2 million of incentive-based deferred compensation expense related to the CEO’s employment agreement.
     Depreciation and amortization for the distribution segment was $544,000 for first quarter fiscal 2006 compared to $311,000 for first quarter fiscal 2005. This increase is primarily due to the new warehouse system and equipment.
     The net operating income for the distribution segment was $1.1 million for first quarter fiscal 2006 compared to an operating loss of $1.8 million for first quarter fiscal 2005.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002. Results are included from dates of acquisitions.
Fiscal 2006 (Restated) First Quarter Results Compared With Fiscal 2005 (Restated) First Quarter
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
Other Segment
     The other segment includes the operations Mix & Burn, a consolidated variable interest entity.
Fiscal 2006 First Quarter (Restated) Results Compared With Fiscal 2005 Second Quarter (Restated)
     Net sales for the other segment were $108,000 (before inter-company eliminations) for first quarter fiscal 2006 compared to $0 (before inter-company eliminations) for first quarter fiscal 2005. Gross profit for the other segment was $21,000 or 19.4% as a percent of net sales for first quarter of fiscal 2006. Total operating expenses for the other segment were $508,000 for first quarter of fiscal 2006 compared to $330,000 for first quarter of fiscal 2005. The other segment had net operating losses of $538,000 for first quarter of fiscal 2006 compared to net operating losses of $337,000 for first quarter of fiscal 2005.
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
Consolidated Income Tax (Expense) Benefit
     For first quarter fiscal 2006, income tax expense was $1.6 million. We recorded an income tax benefit of $416,000 in first quarter of fiscal 2005, a net effect of recording income tax expense and the reversal of a portion of deferred tax asset valuation allowance. We utilized a portion of the existing net operating loss carry forwards in first quarter of fiscal 2005. The increase in income tax expense for the first quarter of fiscal 2006 was due to higher pretax income in the current quarter and utilization of net operating loss carry forwards and reversal of a portion of the valuation allowance in the same period last year.

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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for first quarter fiscal 2006 and 2005 totaled $16.0 million and $5.9 million, respectively.
     The net cash used in operating activities in first quarter fiscal 2006 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $2.3 million, deferred taxes of $502,000, and change in deferred revenue of $860,000, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the affect of the addition of the FUNimation assets and liabilities for the acquisition. Accounts receivable increased by $796,000, reflecting the growth in sales for first quarter fiscal 2006. Inventories increased by $8.7 million, primarily reflecting higher inventories required by the Company’s increased sales activities and inventory purchased to fulfill sales orders in early July. Prepaid expenses increased by $2.1 million, primarily reflecting royalty advances in the publishing segment. Production costs and license fees increased $294,000 and $767,000, respectively, due primarily to new content. Accounts payable decreased $650,000, primarily as a result of timing of payables. Income taxes payable increased $1.9 million primarily due to full utilization of net operating losses and valuation allowance in fiscal 2005. Accrued expenses decreased $7.5 million as a result of payment of annual bonuses and payment of the amount due to a former shareholder for the remaining shares of Encore.
     The net cash used in operating activities in first quarter fiscal 2005 reflected our net income, combined with various non-cash charges, including depreciation and amortization of $743,000, executive compensation expense of $2.2 million and deferred taxes of $1.1 million, partially offset by our working capital demands. Inventories increased by $11.7 million and other assets increased by $1.3 million, which were offset by the decrease in accounts receivable of $697,000, an increase in accounts payable of $1.4 million and an increase in income taxes payable of $514,000.
Investing Activities
     Cash flows used in investing activities totaled $99.0 million for first quarter fiscal 2006 and cash flows provided by investing activities were $1.4 million for the same period last year.
     Acquisition of property and equipment totaled $640,000 for first quarter fiscal 2006. Purchases of first quarter fiscal 2005 fixed assets of $4.8 million were offset by $6.4 million in proceeds from the sale and leaseback of our new building.
      Acquisition of businesses totaled $98.1 million for first quarter fiscal 2006. In May, 2005 the Company completed the acquisition of FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. This transaction was performed to enable the Company to continue to build content and grow the publishing segment.

Financing Activities
     Cash flows provided from financing activities totaled $122.7 million and $2.2 million for first quarter fiscal 2006 and 2005, respectively.
     The Company recorded net proceeds from notes payable of $125.4 million for first quarter fiscal 2006 and related debt acquisition costs of $2.9 million. The Company recorded net repayments on notes payable of $651,000 for first quarter fiscal 2005 and debt acquisition costs of $413,000. The Company recorded proceeds from the exercise of common stock options and warrants of $220,000 and $3.3 million in first quarter fiscal 2006 and 2005, respectively.
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
     In our business we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the first quarter of fiscal year 2006 we invested $8.7 million of cash in our inventory in order to ensure that we had sufficient products to meet expected demand for the foreseeable future. The effect of this was that, at the end of our fiscal 2006 first quarter, we had higher inventory levels than March 31, 2005. This increase in inventory was funded through working capital. Cash at June 30, 2005 was $23.3 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
     We believe that certain recent events will enhance our liquidity and capital resources. Specifically, the acquisition of FUNimation is currently expected to provide positive cash flow during the approximate ten months that its operations will be included in fiscal 2006. In addition, historically our business has generated positive cash flow in the third and fourth quarters and we anticipate that this will occur in fiscal 2006. Furthermore, the changes to our credit agreement with GE Commercial Finance provided us with approximately $35.0 million of additional cash, of which $15.0 million was re-paid during first quarter fiscal 2006, as well as the ability to make borrowings under a $25.0 million working capital revolving credit facility provided we meet certain financial covenants but without reference to a borrowing base availability requirement.
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
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of June 30, 2005 by fiscal year (in thousands).

		Less
		than 1	1 – 3	4 – 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$22,988	$2,234	$3,916	$3,825	$13,013
Capital leases	430	129	229	72	—
Note payable	125,650	5,650	15,000	10,000	95,000
License and distribution agreement	7,287	7,287	—	—	—

Total	$156,355	$15,300	$19,145	$13,897	$108,013

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. However, to address the material weaknesses described in the paragraphs below and which were reported in the Company’s internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005, we expanded our disclosure controls and procedures.
(b) Internal Control over Financial Reporting
     The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. The assessment was provided in our “Management’s Report on Internal Control over Financial Reporting” set forth in Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K and 10-K/A for the year ended March 31, 2005. This assessment identified deficiencies in our internal control over financial reporting, and management determined that each of the deficiencies individually constituted a “material weakness” in our internal control over financial reporting as of March 31, 2005. These material weaknesses are discussed as follows:
•	The Company did not maintain effective controls over the accounting for certain compensation and severance arrangements. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for compensation and severance arrangements for key employees. Adjustments related to deferred compensation and retirement benefits, and a severance arrangement with a key employee were included in the restatement of the Company’s consolidated financial statements for the years ended March 31, 2005 and 2004 and the period ending March 31, 2003.

•	The Company did not maintain effective controls over the accounting for income taxes. Specifically, the Company’s established internal controls surrounding the preparation of its income tax provision for the third quarter ended December 31, 2004 were not effective. During the year end financial reporting process, the Company identified an error in the preparation of the third quarter tax provision. This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for the third quarter in the year ended March 31, 2005.

•	The Company did not maintain effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it has with entities that are VIEs under FIN 46 (R) and, therefore, potentially subject to consolidation with the consolidated financial statements of the Company. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for investments and loans to a third party that is a VIE. Adjustments related to the consolidation of this VIE are included in the restatement of the Company’s consolidated financial statements for the years ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending December 31, 2003 through March 31, 2005.
     The Company has implemented, the following remediation steps to address the material weaknesses in internal control over financial reporting discussed above and ensure the integrity of our financial reporting process:
•	The Company has strengthened its controls and procedures as it relates to compensation arrangements through a comprehensive review of new compensation arrangements and the continued monitoring of existing compensation arrangements in order to determine appropriate accounting treatment under U.S. GAAP.

•	The Company has strengthened its controls and procedures as it relates to accounting for income taxes. The Company has hired a tax manager to manage the process and ensure the controls and procedures over financial reporting as it relates to income taxes are functioning.

•	The Company has strengthened its controls and procedures as it relates to accounting for variable interest entities through a comprehensive review of its existing and all new business arrangements with other entities in order to determine the appropriate accounting treatment under U.S. GAAP.
     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation discussion in Note 20 to the Company’s consolidated financial statements included therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Securities Holders
     There were no matters submitted to a vote of security holders during the three-month period ended June 30, 2005.
Item 5. Other Information
     None
Item 6. Exhibits
     (a) The following exhibits are included herein:
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31(b)	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32(a)	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32(b)	Certifications of the Interim Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)

Date: November 21, 2005	/s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board and Chief Executive Officer

Date: November 21, 2005	/s/ Diane D. Lapp
Diane D. Lapp
Interim Chief Financial Officer