Form 10-Q/A
period 2005-09-30
NAVARRE CORP /MN/
filed 2005-11-21
CIK 911650

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

NAVARRE CORPORATION
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends Navarre Corporation’s (the “Company’s”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 as filed by the Company on November 14, 2005. As previously reported in the Company’s Quarterly Report of Form 10-Q, the financial statements accompanying the report had not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. Consequently, the Company’s Quarterly Report on Form 10-Q was incomplete and the Company was unable to give the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     This Amendment No. 1 includes the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the review report by our independent public accountants as required under Rule 10-01(d) of Regulation S-X. Subsequent to the filing of the Form 10-Q for the period ended September 30, 2005, the Company settled a legal case which existed as of the balance sheet date and thus has recorded this charge in the accompanying report.
     Except as noted above, this Amendment No. 1 on Form 10-Q/A does not provide an update or discussion of any developments regarding the Company after the date of the original filing of the Quarterly Report on Form 10-Q.

NAVARRE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have reviewed the accompanying interim consolidated financial statements of Navarre Corporation and subsidiaries as of September 30, 2005 and 2004, and for the three-month and six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
November 18, 2005

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31, 2005
	2005	(Note)
	(Unaudited)	(Restated)
Assets:
Current assets:
Cash and cash equivalents	$35,635	$15,571
Note receivable, related parties	200	200
Accounts receivable, less allowances of $24,833 and $13,815, respectively	96,771	93,983
Inventories	53,687	40,759
Prepaid expenses and other current assets	6,968	10,052
Income tax receivable	1,154	—
Deferred tax assets	7,966	7,398

Total current assets	202,381	167,963

Property and equipment, net of accumulated depreciation of $8,515 and $7,259, respectively	10,021	8,152
Other assets:
Notes receivable, related parties	100	200
Goodwill	55,051	9,832
Intangible assets, net of amortization of $6,232 and $2,369, respectively	42,306	5,198
License fees, net of amortization of $2,530	21,352	—
Other assets	15,298	4,547

Total assets	$346,509	$195,892

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short term	$6,100	$250
Capital lease obligation — short term	104	84
Accounts payable	112,079	96,387
Income taxes payable	—	8
Accrued expenses	14,356	15,067

Total current liabilities	132,639	111,796
Long-term liabilities:
Note payable — long-term	113,750	—
Capital lease obligation — long-term	214	237
Interest rate swap	1,498	—
Deferred compensation	5,128	4,984
Deferred tax liabilities	276	1,591

Total liabilities	253,505	118,608
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 29,889,066 and 27,896,080, respectively	138,336	123,481
Accumulated other comprehensive income (loss)	(929)	—
Accumulated deficit	(44,403)	(46,197)

Total shareholders’ equity	93,004	77,284

Total liabilities and shareholders’ equity	$346,509	$195,892

Note: The balance sheet at March 31, 2005 has been derived from the restated audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$157,823	$144,401	$298,764	$271,707
Cost of sales (exclusive of depreciation and amortization)	129,379	123,392	245,531	231,820

Gross profit	28,444	21,009	53,233	39,887
Operating expenses:
Selling and marketing	7,630	4,386	14,221	9,118
Distribution and warehousing	2,242	2,221	4,432	3,754
General and administrative	11,515	9,249	21,565	19,757
Depreciation and amortization	4,147	843	5,171	1,547

Total operating expenses	25,534	16,699	45,389	34,176

Income from operations	2,910	4,310	7,844	5,711
Other income (expense):
Interest expense	(3,055)	(60)	(5,210)	(101)
Interest income	249	127	615	256
Other income (expense), net	69	2	415	(6)

Net income before income tax	173	4,379	3,664	5,860
Income tax (expense) benefit	(248)	3	(1,833)	419

Net income (loss)	$(75)	$4,382	$1,831	$6,279

Earnings per common share:
Basic	$.00	$.16	$.06	$.24

Diluted	$.00	$.15	$.06	$.22

Weighted average shares outstanding:
Basic	29,841	26,753	29,397	26,465
Diluted	30,767	28,884	30,404	28,671
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2005	2004
		(Restated)
Operating activities:
Net income	$1,831	$6,279
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,232	1,580
Amortization and write-off of deferred financing costs	477	96
Deferred compensation expense	144	2,187
Write-off of notes receivable	100	100
Amortization of license fees	2,529	—
Amortization of production costs	866	—
Change in deferred revenue	(320)	—
Tax benefit from employee stock option plans	237	—
Gain on disposal of fixed assets	(3)	—
Deferred income taxes	(1,314)	(1,912)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,076	(25,063)
Inventories	(9,386)	(30,123)
Prepaid expenses	(3,180)	(921)
Income taxes receivable	(1,154)	—
Other assets	145	(1,574)
Production costs	(928)	—
License fees	(3,299)	—
Accounts payable	12,528	37,209
Income taxes payable	(8)	718
Accrued expenses	(5,789)	2,895

Net cash provided by (used in) operating activities	2,784	(8,529)
Investing activities:
Acquisitions, net of cash acquired	(98,147)	—
Purchases of property and equipment	(1,084)	(6,499)
Net proceeds from sale leaseback	—	6,401
Purchases of intangible assets	(213)	(398)
Payment of earn-out related to an acquisition	(350)	(88)

Net cash used in investing activities	(99,794)	(584)
Financing activities:
Proceeds from note payable, line of credit	—	27,394
Payments on note payable, line of credit	—	(27,394)
Payments on note payable	(21,250)	(651)
Proceeds from note payable	140,850	—
Debt acquisition costs	(2,921)	(350)
Repayments of capital lease obligations	(42)	—
Proceeds from exercise of common stock options and warrants	437	3,885

Net cash provided by financing activities	117,074	2,884

Net increase (decrease) in cash	20,064	(6,229)
Cash at beginning of period	15,571	14,495

Cash at end of period	$35,635	$8,266

Supplemental cash flow information:
Cash paid for:
Interest	$3,584	$95
Income taxes	4,076	647
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	1,656	—
Capital lease obligations incurred for the purchase of computer equipment	39	—
Reclassification of prepaid royalties to other assets	6,317	—
Acquisition:
Fair value of assets acquired	$126,113	$—
Less: Liabilities assumed	9,683	—
Fair value of stock issued	14,144	—
Cash acquired	4,139	—

Acquisition net of cash acquired	$98,147	$—

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
Restatement of Financial Statements
     The Company has restated its previously issued consolidated financial statements as of and for the years ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements resulted in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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
Post Retirement Payments
     As a result of issues identified in the quarterly closing for the period ended September 30, 2005, the Company has restated its previously-issued consolidated financial statements as of and for the years ending March 31, 2004 and 2005 and the period ending March 31, 2003 and unaudited quarterly financial data as of and for the period ending June 30, 2005. These restatements resulted in (i) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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
     (In thousands, except per share data)

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	As reported	Pro forma	As reported	Pro forma
			(Restated)
Net sales	$157,823	$157,823	$144,401	$157,149
Net income (loss)	(75)	(75)	4,382	3,917
Earnings per common share:
Basic	$.00	$.00	$.16	$.15

Diluted	$.00	$.00	$.15	$.14

	Six Months Ended		Six Months Ended
	September 30, 2005		September 30, 2004
	As reported	Pro forma	As reported	Pro forma
			(Restated)
Net sales	$298,764	$304,486	$271,707	$301,800
Net income	1,831	2,077	6,279	6,213
Earnings per common share:
Basic	$.06	$.07	$.24	$.23

Diluted	$.06	$.07	$.22	$.22

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
     The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003.
     Mix & Burn’s financial results have been consolidated with the Company’s financial results under FIN 46(R). Mix & Burn had net sales of $147,000 and $255,000 for the three and six months ended September 30, 2005, respectively, and net sales of $113,000 for the three and six months ended September 30, 2004, respectively, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $616,000 and $1.1 million for the three and six months ended September 30, 2005, respectively and $524,000 and $854,000 for the three and six months ended September 30, 2004, respectively. Mix & Burn is a development stage company that designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn funds its operations through third-party financing. Mix & Burn has a $2.5 million note payable to the Company, which is eliminated upon consolidation.
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

     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss), as reported	$(75)	$4,382	$1,831	$6,279
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(403)	(209)	(762)	(346)

Net income (loss), pro forma	$(478)	$4,173	$1,069	$5,933

Income (loss) per share:
Basic – as reported	$.00	$.16	$.06	$.24

Basic – pro forma	$(.02)	$.16	$.04	$.22

Diluted – as reported	$.00	$.15	$.06	$.22

Diluted – pro forma	$(.02)	$.14	$.04	$.21

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
Note 6 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income (loss)	$(75)	$4,382	$1,831	$6,279

Denominator:
Denominator for basic earnings per share—weighted-average shares	29,841	26,753	29,397	26,465
Dilutive securities: Employee stock options and warrants	926	2,131	1,007	2,206

Denominator for diluted earnings per share -adjusted weighted-average shares	30,767	28,884	30,404	28,671

Basic income per share	$.00	$.16	$.06	$.24

Dilutive income per share	$.00	$.15	$.06	$.22

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
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$(75)	$4,382	$1,831	$6,279
Net unrealized loss on hedge derivatives	(929)	—	(929)	—

Comprehensive income (loss)	$(1,004)	$4,382	$902	$6,279

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Unrealized gain (loss) from:
Hedge derivatives	$(929)	$—

Accumulated other comprehensive income (loss)	$(929)	$—

Note 8 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 9 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Trade receivables	$101,808	$88,196
Vendor advance receivables	18,716	16,857
Other receivables	1,080	2,745

	$121,604	$107,798
Less: allowance for doubtful accounts, vendor advances and sales discounts	11,450	9,625
Less: allowance for sales returns, net margin impact	13,383	4,190

Total	$96,771	$93,983

Note 10 — Inventories
     Inventories consist of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Finished products	$47,867	$36,222
Raw materials	5,820	4,537

	$53,687	$40,759

Note 11 — License Fees
     License fees consisted of the following (in thousands) and are related to the addition of the FUNimation business:

	September 30,	March 31,
	2005	2005
		(Restated)
License fees	$23,882	$—
Less: accumulated amortization	2,530	—

	$21,352	—

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
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
		(Restated)
Compensation and benefits	$3,851	$9,067
Royalties	4,525	2,491
Accrued interest	1,541	31
Deferred revenue	1,152	10
Rebates	1,015	1,023
Other	2,272	2,445

Total	$14,356	$15,067

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
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. The Company was in compliance with or has obtained waivers for all the covenants related to the credit facility on September 30, 2005.
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
     On February 1, 2005, Mix & Burn obtained a $20,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on February 1, 2006. Mix & Burn assigned a $20,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $20,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line of credit at September 30, 2005.
     On March 9, 2005, Mix & Burn obtained a $100,000 bank line of credit. The line of credit bears interest at the bank’s prime rate and matures on August 1, 2005. Mix & Burn assigned a $105,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $100,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line of credit at September 30, 2005.
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

Letters of Credit
     The Company is party to letters of credit totaling $605,000 at September 30, 2005. The Company party to a $405,000 letter of credit with the City of New Hope, a $100,000 letter of credit with Cambridge Apartments as required per the lease related to the Company’s headquarters and a $100,000 letter of credit with Warner Home Video. In the Company’s past experience, no claims have been made against these financial instruments.
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
Note 18 — Income Taxes
     The Company’s effective tax rate was 143.4% for the second quarter of fiscal 2006 as the net loss includes the loss from a variable interest entity which does not have any tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate for the second quarter of fiscal 2005 was significantly lower than second quarter of fiscal 2006 due to the partial reversal of the valuation allowance recorded against deferred tax assets and the utilization of net operating loss carryforwards.
     The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company has evaluated the Act and believes that its provisions will not have a material impact on the tax rate. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.
     The Company’s net deferred income tax assets were partially reserved in fiscal 2005 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all net-operating losses have been utilized. It has been determined, based on expectations of future taxable income, that a valuation reserve is no longer required, except those related to the VIE, Mix & Burn. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for the deferred tax assets related to the VIE, Mix & Burn, which have been fully reserved against with a valuation allowance.
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

Three months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$140,773	$31,801	$147	$(14,898)	$157,823
Income (loss) from operations	1,165	2,361	(616)	—	2,910
Net income (loss) before income tax	(1,429)	2,285	(683)	—	173
Total assets	$311,107	$175,659	$647	$(140,904)	$346,509

Three months ended September 30, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$134,152	$22,567	$113	$(12,431)	$144,401
Income (loss) from operations	1,999	2,835	(524)	—	4,310
Net income (loss) before income tax	2,143	2,760	(524)	—	4,379
Total assets	$190,704	$50,127	$599	$(34,586)	$206,844

Six months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$270,526	$57,909	$255	$(29,926)	$298,764
Income (loss) from operations	2,279	6,668	(1,103)	—	7,844
Net income (loss) before income tax	(1,638)	6,522	(1,220)	—	3,664
Total assets	$311,107	$175,659	$647	$(140,904)	$346,509

Six months ended September 30, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$244,412	$52,616	$113	$(25,434)	$271,707
Income (loss) from operations	167	6,398	(854)	—	5,711
Net income (loss) before income tax	452	6,262	(854)	—	5,860
Total assets	$190,704	$50,127	$599	$(34,586)	$206,844
Note 22 – Commitments and Contingencies
Commitments — Other
     The Company entered into an agreement to purchase $500,000 of advertising from the period of April 1, 2006 through March 31, 2007.
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
     This case was settled on November 16, 2005. Under the terms of the settlement, Navarre has agreed to pay ValueVision the aggregate amount of $300,000 and the parties have agreed to dismiss all claims in the litigation with prejudice. The companies have also entered into an arrangement whereby Navarre has agreed to purchase air time on the ShopNBC® network, which will be used by Navarre to promote the sale of its products and those of its vendors.
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
Note 23 – Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has expensed $108,000 and $144,000 for this obligation in its consolidated financial statements for the three and six months ended September 30, 2005 respectively. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets have been met. As such, $2.2 million was expensed in the consolidated financial statements as of June 30, 2004. At September 30, 2005 and March 31, 2005, $5.1 million and $5.0 million, respectively, had been accrued in the consolidated financial statements for the deferred compensation amounts.
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
     The Company has a separation agreement with a former Chief Financial Officer. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed for in fiscal year 2005.
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
Chief Executive Officer Investment in Mix & Burn
     The Company's Chief Executive Officer has made an investment in Mix & Burn in the form of a convertible note. This note is convertible into common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of its existing $2.5 million aggregate principal amount of promissory notes (which eliminates upon consolidation).

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

     Total operating expenses for the second quarter of fiscal 2006 were $25.5 million or 16.2% of net sales, compared with $16.7 million or 11.6% of net sales in the same period for fiscal 2005. Net loss for the second quarter fiscal 2006 was ($75,000) or $0.00 per diluted share compared to net income of $4.4 million or $0.15 per diluted share for the same period last year.
     Consolidated net sales for the six months ended September 30, 2005 increased 9.9% to $298.8 million compared to $271.7 million for the first six months of fiscal 2005. This growth in net sales was achieved principally through an increase of sales in our distribution segment and the addition of FUNimation results, which added $15.9 million in net sales since May 11, 2005, the date of acquisition. Our gross profit increased to $53.2 million or 17.8% of net sales in the first six months of 2006 compared with $39.9 million or 14.7% of net sales for the same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the first six months of fiscal 2006 was primarily due to the addition of FUNimation revenues, which carry a higher margin than the revenues generated by our distribution segment. Total operating expenses for the first six months of fiscal 2006 were $45.4 million or 15.2% of net sales, compared with $34.2 million or 12.6% of net sales in the same period in fiscal 2005. Net income for the first six months of fiscal 2006 decreased to $1.8 million or $0.06 per diluted share compared to $6.3 million or $0.22 per diluted share for the same period last year.
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
Restatements
     The Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2004 and 2005, the period ended March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements resulted from (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
(In thousands)		(Restated)		(Restated)
Net sales:
Distribution	$140,773	$134,152	$270,526	$244,412
Publishing	31,801	22,567	57,909	52,616
Other	147	113	255	113

Net sales before inter-company eliminations	172,721	156,832	328,690	297,141
Inter-company eliminations	(14,898)	(12,431)	(29,926)	(25,434)

Net sales as reported	$157,823	$144,401	$298,764	$271,707

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales:
Distribution	89.2%	92.9%	90.5%	90.0%
Publishing	20.2	15.6	19.4	19.4
Other	0.1	0.1	0.1	—
Inter-company sales	(9.5)	(8.6)	(10.0)	(9.4)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.0	85.5	82.2	85.3

Gross profit	18.0	14.5	17.8	14.7
Selling and marketing	4.8	3.1	4.8	3.3
Distribution and warehousing	1.4	1.5	1.5	1.4
General and administrative	7.3	6.4	7.2	7.3
Depreciation and amortization	2.6	0.6	1.7	0.6

Total operating expenses	16.1	11.6	15.2	12.6

Income from operations	1.9	2.9	2.6	2.1
Interest expense	(1.9)	—	(1.7)	—
Other income (expense), net	0.2	0.1	0.3	0.1
Income tax (expense) benefit	(0.2)	—	(0.6)	0.1

Net income	0.0%	3.0%	0.6%	2.3%

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
Operating Expenses
     Total operating expenses for the distribution segment were $14.4 million or 10.3% as a percent of net sales for the second quarter of fiscal 2006 compared to $12.0 million or 8.9% as a percent of net sales for the second quarter of fiscal 2005. Overall, operating expenses increased in the second quarter of fiscal 2006; particularly, selling and marketing and general and administrative expenses.
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

     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.6 million or 5.4% as a percent of net sales for the second quarter of fiscal 2006 compared to $6.6 million or 4.9% as a percent of net sales for the second quarter of fiscal 2005. A significant portion of the increase was due to compensation costs related to separation payments to former executives.
     Depreciation and amortization for the distribution segment was $570,000 for the second quarter of fiscal 2006 compared to $420,000 for the second quarter of fiscal 2005. This increase is primarily due to warehouse systems and equipment.
     Net operating income for the distribution segment was $1.2 million for the second quarter of fiscal 2006 compared to $2.0 million for the second quarter of fiscal 2005.
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
Operating Expenses
     Total operating expenses for the distribution segment were $28.0 million or 10.4% as a percent of net sales for the six month period of fiscal 2006 compared to $24.9 million or 10.2% as a percent of net sales for the same period of fiscal 2005. Overall, operating expenses increased in fiscal 2006; particularly, selling and marketing, and distribution and warehousing expenses.
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
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $14.4 million or 5.3% as a percent of net sales for the first six months of fiscal 2006 compared to $14.8 million or 6.1% as a percent of net sales for the same period of fiscal 2005. The first six months of fiscal 2005 included $2.2 million of incentive-based deferred compensation expense related to the CEO’s employment agreement. The six months of fiscal 2006 included higher costs related to compensation expense and rent expense. The increase in rent expense is primarily due to expansion of the Company’s headquarters.

     Depreciation and amortization for the distribution segment was $1.1 million for the first six months of fiscal 2006 compared to $731,000 for the same period of fiscal 2005. This increase is primarily due to the new warehouse system and equipment.
     Net operating income for the distribution segment was $2.3 million for the six month period of fiscal 2006 compared to $167,000 for same period of fiscal 2005.
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
Consolidated Income Tax (Expense) Benefit
     For the second quarter of fiscal 2006, income tax expense was $248,000. We recorded an income tax benefit of $3,000 in second quarter of fiscal 2005, a net effect of recording income tax expense and the reversal of a portion of the deferred tax asset valuation allowance. For the six month period of fiscal 2006, income tax expense was $1.8 million compared to an income tax benefit of $419,000 for the same period of fiscal 2005. We utilized a portion of the existing net operating loss carry forwards in the three and six months of fiscal 2005. The increase in income tax expense for the three and six months of fiscal 2006 was due to prior year utilization of net operating loss carry forwards and reversal of a portion of the valuation allowance in the same period last year.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for the six months of fiscal 2006 and used in operating activities for the six months of fiscal 2005 totaled $2.8 million and $8.5 million, respectively.
     The net cash provided by operating activities in the six months of fiscal 2006 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $9.1 million, deferred taxes of $1.3 million, and change in deferred revenue of $320,000, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the affect of the addition of the FUNimation assets and liabilities for the acquisition: accounts receivable decreased by $4.1 million, reflecting the collection efforts of the Company; inventories increased by $9.4 million, primarily reflecting higher inventories required by the Company’s increased sales activities and inventory purchased to fulfill sales orders for the upcoming holiday period; prepaid expenses increased by $3.2 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $928,000 and $3.3 million, respectively, due primarily to new content acquisitions; income taxes receivable increased $1.2 million primarily due to timing of required tax payments; accounts payable increased $12.5 million, primarily as a result of cash management and increased inventory; and accrued expenses decreased $5.8 million as a result of payment of annual bonuses and payment of the amount due to a former shareholder for the remaining shares of Encore.
     The net cash used in operating activities in the six months of fiscal 2005 of $8.5 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $1.7 million and deferred compensation expense of $2.2 million, offset by a reduction of deferred income tax of $1.9 million and net reductions in working capital of $16.8 million for second quarter fiscal 2005.
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
     Acquisition of businesses totaled $98.1 million for the six months of fiscal 2006. In May 2005 the Company completed the acquisition of FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. This transaction was performed to enable the Company to continue to build its catalog of content and grow the publishing segment.
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
     Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts the Company may lend to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a minimum of indebtedness to EBITDA. We were in compliance with or have obtained waivers for all the covenants related to the credit facility on September 30, 2005.
Liquidity
     On May 11, 2005 we acquired 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). As consideration for the acquisition of FUNimation, the sellers of FUNimation received $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of Company common stock. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. This acquisition cost was funded with the debt structure discussed herein.
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
     In our business, we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the six months of fiscal year 2006 we invested $9.4 million of cash in our inventory in order to ensure that we had sufficient products to meet expected demand for the foreseeable future and to increase levels due to the upcoming holiday season. The effect of this was that, at the end of our fiscal 2006 second quarter, we had higher inventory levels than March 31, 2005. This increase in inventory was funded through working capital. Cash at September 30, 2005 was $35.6 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of March 31, 2005 by fiscal year (in thousands).

		Less			More
		than 1	1 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$24,916	$2,553	$6,956	$3,709	$11,698
Capital leases	430	129	273	28	—
Note payable	126,100	6,100	15,000	10,000	95,000
License and distribution agreement	7,287	7,287	—	—	—

Total	$158,733	$16,069	$22,229	$13,737	$106,698

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. However, to address the material weaknesses described in the paragraphs below, we expanded our disclosure controls and procedures.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, using the criteria published in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company did not maintain effective control over financial reporting because of the following material weakness in the Company’s internal control over financial reporting:
•	The Company did not maintain effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it has with entities that are VIEs under FIN 46 (R) and, therefore, potentially subject to consolidation with the consolidated financial statements of the Company. Specifically, the Company had a deficiency in the design of controls to identify the proper accounting treatment for investments and loans to a third party that is a VIE. In connection with the identification of this VIE, the Company undertook a project to evaluate whether other relationships it has with other entities should be considered under FIN 46 (R) and, therefore, subject to consolidation with the consolidated financial statements of the Company. The Company has not completed its review and is unable to come to any conclusions as of the date of this report. Adjustments related to the consolidation of the VIE, Mix & Burn, are included in the Company’s restated consolidated financial statements for the periods ending March 31, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     We have received waivers related to certain events of default that arose out of the restatements discussed herein.
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
     The following person was re-elected as a director of the Company for a one-year term ending at the Annual Meeting of Shareholders held in 2006:

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

     (2) As a result of issues identified in the quarterly closing process for the period ended September 30, 2005, the Company has restated of restating its previously-issued consolidated financial statements as of and for the periods ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004. These restatements resulted in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement.
     (3) The Company has discussed the matters disclosed in this item with Grant Thornton LLP, the Company’s existing independent accountants. The Company has also discussed the matters in Item 4.02(a)(2) with Ernst & Young LLP who audited the Company’s financial statements for the year ending March 31, 2004.
Item 7.01. Regulation FD Disclosure
     As stated in the Company’s Form 12b-25, filed November 10, 2005, the purchase price for the acquisition of the general and limited partnership interests of FUNimation, was to be allocated to the underlying assets and liabilities based on their estimated fair values. The acquisition was accounted for using the purchase method in accordance with FAS 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from the date of acquisition. The purchase price was previously allocated on a preliminary basis using information then available. However, since the time of this preliminary allocation, the Company received an independent valuation that resulted in the Company’s determination to record goodwill of approximately $45 million and intangibles of approximately $2 million related to a trademark, neither of which will be amortized. The Company will also record other intangible assets of approximately $39 million related to certain licensing and distribution arrangements; this amount will be amortized. Accordingly, for the period ended September 30, 2005, approximately $3.1 million of amortization expense will be recognized by the Company in connection with the FUNimation purchase price allocation.
Item 6. Exhibits
     (a) The following exhibits are included herein:

10.1*	Form of Addendum #6 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc., dated as of October 6, 2005.

15.1	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certifications of the Interim Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*Previously filed with the original filing

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