Form 10-Q
period 2005-12-31
NAVARRE CORP /MN/
filed 2006-02-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2005
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
           Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 3, 2006

Common Stock, No Par Value	29,907,097 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31, 2005
	2005	(Note)
	(Unaudited)	(Restated)
Assets:
Current assets:
Cash and cash equivalents	$14,401	$15,571
Note receivable, related parties	200	200
Accounts receivable, less allowances of $21,217 and $7,723, respectively	116,468	88,732
Inventories	53,351	40,759
Prepaid expenses and other current assets	12,536	15,303
Income taxes receivable	5,678	—
Deferred tax assets — current	5,888	7,398

Total current assets	208,522	167,963
Property and equipment, net of accumulated depreciation of $9,158 and $7,259, respectively	9,547	8,152
Other assets:
Notes receivable, related parties	50	200
Goodwill	56,782	9,832
Intangible assets, net of amortization of $8,671 and $2,369, respectively	39,983	5,198
License fees, net of amortization of $4,036	24,813	—
Other assets	14,550	4,547
Deferred tax assets – non-current	1,620	—

Total assets	$355,867	$195,892

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short-term	$5,000	$250
Capital lease obligation — short-term	106	84
Accounts payable	126,249	96,387
Income taxes payable	—	8
Accrued expenses	18,554	15,067

Total current liabilities	149,909	111,796
Long-term liabilities:
Note payable — long-term	112,500	—
Capital lease obligation — long-term	232	237
Interest rate swap	549	—
Deferred compensation	5,200	4,984
Deferred tax liabilities – non-current	—	1,591

Total liabilities	268,390	118,608
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000 Issued and outstanding shares — 29,897,066 and 27,896,080, respectively	138,269	123,481
Accumulated other comprehensive income (loss)	(320)	—
Accumulated deficit	(50,472)	(46,197)

Total shareholders’ equity	87,477	77,284

Total liabilities and shareholders’ equity	$355,867	$195,892

Note: The balance sheet at March 31, 2005 has been derived from the restated audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$214,128	$182,876	$512,892	$454,583
Cost of sales (exclusive of depreciation and amortization)	185,887	155,639	431,418	387,459

Gross profit	28,241	27,237	81,474	67,124
Operating expenses:
Selling and marketing	7,819	6,321	22,040	15,439
Distribution and warehousing	3,067	2,848	7,499	6,602
General and administrative	11,321	9,772	32,837	29,228
Bad debt expense	12,259	66	12,308	366
Depreciation and amortization	3,101	896	8,272	2,443

Total operating expenses	37,567	19,903	82,956	54,078

Income (loss) from operations	(9,326)	7,334	(1,482)	13,046
Other income (expense):
Interest expense	(2,983)	(168)	(8,179)	(270)
Interest income	—	103	601	359
Deconsolidation of variable interest entity	1,896	—	1,896	—
Other income (expense), net	(10)	6	406	—

Net income (loss) before income tax	(10,423)	7,275	(6,758)	13,135
Income tax (expense) benefit	4,355	(42)	2,521	377

Net income (loss)	$(6,068)	$7,233	$(4,237)	$13,512

Earnings (loss) per common share:
Basic	$(.20)	$.27	$(.14)	$.51

Diluted	$(.20)	$.25	$(.14)	$.47

Weighted average shares outstanding:
Basic	29,893	27,002	29,563	26,645
Diluted	29,893	28,937	29,563	28,778
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
		(Restated)
Operating activities:
Net income (loss)	$(4,237)	$13,512
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,371	2,506
Amortization and write-off of deferred financing costs	619	160
Deferred compensation expense	216	2,187
Write-off of notes receivable	150	150
Amortization of license fees	4,036	—
Amortization of production costs	1,139	—
Change in deferred revenue	(480)	14
Tax benefit from employee stock option plans	233	2,428
Gain on disposal of fixed assets	(2)	—
Deferred income taxes, including tax effect of hedge derivatives	(1,487)	(3,073)
Realized loss from hedge derivatives	15	—
Gain on deconsolidation of variable interest entity	(1,896)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,113)	(37,443)
Inventories	(10,610)	(32,293)
Prepaid expenses	(2,789)	(5,467)
Income taxes receivable	(5,678)	—
Other assets	151	(1,798)
Production costs	(1,570)	—
License fees	(8,267)	—
Accounts payable	27,409	26,481
Income taxes payable	(8)	(855)
Accrued expenses	(1,121)	2,850

Net cash used in operating activities	(16,919)	(30,641)
Investing activities:
Acquisitions, net of cash acquired	(98,147)	—
Purchases of property and equipment	(1,411)	(7,504)
Net proceeds from sale leaseback	—	6,401
Purchases of intangible assets	(360)	(514)
Payment of earn-out related to an acquisition	(350)	(88)
Other	(55)	—

Net cash used in investing activities	(100,323)	(1,705)
Financing activities:
Proceeds from note payable, line of credit	—	84,361
Payments on note payable, line of credit	—	(71,665)
Payments on note payable	(22,500)	(651)
Proceeds from note payable	141,075	250
Checks written in excess of cash balance	—	1,974
Debt acquisition costs	(2,921)	(465)
Repayments of capital lease obligations	(66)	—
Proceeds from exercise of common stock options and warrants	484	4,380

Net cash provided by financing activities	116,072	18,184

Net decrease in cash	(1,170)	(14,162)
Cash at beginning of period	15,571	14,495

Cash at end of period	$14,401	$333

(Continued)

See accompanying notes to consolidated financial statements.

	Nine Months Ended
	December 31,
	2005	2004
		(Restated)
Supplemental cash flow information:
Cash paid for:
Interest	$5,365	$198
Income taxes	4,421	995
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	1,656	—
Capital lease obligations incurred for the purchase of computer equipment	84	—
Reclassification of prepaid royalties to other assets	5,488	—
Reclassification of stock compensation accrual to shareholders’ equity	—	704
Purchase price adjustment affecting: accounts receivable, prepaid expenses, goodwill and accounts payable	—	627

Acquisition:
Fair value of assets acquired	$125,135	$—
Less: assumed	8,705	—
Fair value of stock issued	14,144	—
Cash acquired	4,139	—

Acquisition net of cash acquired	$98,147	$—

Deconsolidation of variable interest entity:
Assets, including cash	$641	$—
Less: Liabilities	2,537	—

Net liabilities	$1,896	$—

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (“the Company” or “Navarre”), a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Historically, the business was divided into two business segments – distribution and publishing. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. In the second quarter of fiscal 2006, the Company expanded its segments to include a segment which is titled “other” and includes the operations of a variable interest entity as further discussed below. The other segment was deconsolidated during the third quarter of Fiscal 2006 as further discussed below.
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
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of our business, the operating results and cash flows for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K and Form 10-K/A for the year ended March 31, 2005.
     Certain fiscal year 2005 amounts have been reclassified to conform to the fiscal year 2006 presentation.
Restatement of Financial Statements
     The Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2003, 2004 and 2005 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements resulted in (i) the application of Financial Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement, as amended.
Segment Reporting
     In light of the addition of Mix & Burn in the consolidated financial statements of the Companee, Navarre re-evaluated its application of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS 131”) and revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments – distribution and publishing. The Company’s restated presentation includes three operating and reportable segments – distribution, publishing and other.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and nine months ended December 31, 2005 and December 31, 2004.

The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although the Company’s past experience has been a good indicator of future reserve levels, there can be no assurance that its current reserve levels will be adequate in the future.
     The Company’s distribution customers at times qualify for certain price protection benefits from the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenue with corresponding reductions in cost of sales.
     The Company’s publishing business at times provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.
     FUNimation Productions, Ltd. and the FUNimation Store, Ltd. (“FUNimation”) revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Prepaid Royalties
     In the distribution segment, the Company regularly commits to and pays advance royalties to its independent music labels (“Labels”) in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in FASB No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the Labels are capitalized as assets. The decision to capitalize an advance as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the Labels, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. Otherwise, the prepaid royalties are expensed as earned by the Labels. All advances are assessed for recoverability periodically and at minimum on a quarterly basis.
Royalties Payable – SOP 00-2
     Royalties payable represent management’s estimate of accrued and unpaid ultimate participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received.
     The Company expects to pay 100% of accrued royalties in the amount of $3.8 million during the period ended March 31, 2006.
Advertising
     Advertising costs are expensed as incurred. Advertising expense amounted to $326,000 and $1.3 million for the three and nine months ended December 31, 2005, respectively.
Research and Development – Mix & Burn
     Research and development costs for the other segment of approximately $45,000 and $347,000 were charged to expense for the three and nine months ended December 31, 2005, respectively.

     Note 2 — Restatements
Restatements – Mix & Burn and Post Retirement Payments
     Mix & Burn
     During second quarter of fiscal 2006, the Company changed its accounting treatment for its investment in and advances to a third party (Mix & Burn). Mix & Burn was determined to be a VIE under FIN 46(R), and the Company determined it was the primary beneficiary of Mix & Burn. As such, Mix & Burn’s financial results were subject to consolidation into the Company’s consolidated financial statements (see further discussion in Notes 1 and 4).
     Post Retirement Payments
     As a result of issues identified in the quarterly closing for the period ended September 30, 2005, the Company restated its previously-issued consolidated financial statements as of and for the years ending March 31, 2004 and 2005 and the period ending March 31, 2003 and unaudited quarterly financial data as of and for the period ending June 30, 2005. These restatements resulted in: (i) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 in connection with the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 employment agreement, as amended. The following tables reflect the effect of these restatements on the statement of operations for the quarter ended December 31, 2004 and the related statement of cash flows for the nine month period ended December 31, 2004.
     The following table presents the effect of the Restatement on the consolidated statement of operations (in thousands except per share data):

	Three Months ended
	December 31, 2004
		(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Net sales	$182,730	$146	$182,876
Cost of sales (exclusive of depreciation and amortization)	155,517	122	155,639

Gross profit	27,213	24	27,237
Operating expenses:
Selling and marketing	6,321	—	6,321
Distribution and warehousing	2,848	—	2,848
General and administrative	9,075	763	9,838
Depreciation and amortization	896	—	896

Total operating expenses	19,140	763	19,903
Income from operations	8,073	(739)	7,334
Other income (expense):
Interest expense	(168)	—	(168)
Interest income	102	1	103
Other income (expense)	6	—	6

Net income before income tax	8,013	(738)	7,275
Tax expense	(42)	—	(42)

Net income	$7,971	$(738)	$7,233

Earnings per common share:
Basic	$.30	$(.03)	$.27

Diluted	$.28	$(.03)	$.25

Weighted average shares outstanding:
Basic	27,002		27,002
Diluted	28,937		28,937

     The following table presents the effect of the Restatement on the consolidated statement of cash flows (in thousands):

	Nine Months ended
	December 31, 2004
		(Unaudited)
	As
	Previously		As
	Reported	Adjustments	Restated
Operating activities:
Net income	$15,088	$(1,576)	$13,512
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,498	8	2,506
Amortization of deferred financing costs	160	—	160
Deferred compensation expense	2,187	—	2,187
Write-off of notes receivable	150	—	150
Tax benefit from employee stock option plans	2,428	—	2,428
Deferred income taxes	(2,668)	(405)	(3,073)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,644)	(121)	(37,765)
Inventories	(32,117)	(176)	(32,293)
Prepaid expenses	(5,120)	(25)	(5,145)
Other assets	(1,574)	(224)	(1,798)
Accounts payable	26,290	191	26,481
Income taxes payable	(855)	—	(855)
Accrued expenses	2,416	448	2,864

Net used in provided by operating activities	(28,761)	(1,880)	(30,641)
Investing activities:
Purchases of property and equipment	(7,421)	(83)	(7,504)
Net proceeds from sale leaseback	6,401	—	6,401
Purchases of intangible assets	(490)	(24)	(514)
Payment of earn-out related to an acquisition	(88)	—	(88)
Notes receivable, related parties	(2,065)	2,065	—

Net cash used in investing activities	(3,663)	1,958	(1,705)
Financing activities:
Proceeds from note payable, bank	84,361	—	84,361
Payments on note payable, bank	(71,665)	—	(71,665)
Repayment of note payable	(651)	—	(651)
Proceeds of note payable	—	250	250
Debt acquisition costs	(465)	—	(465)
Checks written in excess of cash balance	1,974	—	1,974
Proceeds from exercise of common stock options and warrants	4,380	—	4,380

Net cash provided by financing activities	17,934	250	18,184
Net increase (decrease) in cash	(14,490)	328	(14,162)
Cash at beginning of period	14,495	—	14,495

Cash at end of period	$5	$328	$333

Restatements — Incentive Based Deferred Compensation and Income Taxes
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
Note 3 — Acquisitions
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together “FUNimation”) a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The acquisition of FUNimation is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. The Company entered into a credit agreement to fund the acquisition which consisted of a $115.0 million Term Loan B sub-facility, a $25.0 million Term Loan C sub-facility and a revolving sub-facility of up to $25.0 million. The Company is obligated to pay interest on loans made under the facilities at variable rates. (See Note 16 Bank Financing and Debt).
Employment Agreement
     The Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd (“the FUNimation CEO”). The term of this agreement is five years from the closing date of the FUNimation acquisition. The agreement provides for a base salary of $350,000 per year, subject to annual adjustments by the board of directors of FUNimation Productions, Ltd., and an annual bonus consistent with Navarre’s executive bonus program. The agreement also provides for customary benefits that are provided to similarly-situated executives including health and disability insurance, future stock option grants, reimbursement of reasonable business expenses, and paid vacation time.
     The agreement also provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006-2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million.
     In addition, upon entering into this agreement the Company granted a ten year option to purchase 250,000 shares of Navarre common stock exercisable at $8.35 to the FUNimation CEO.
     If the employment of the FUNimation CEO is terminated by FUNimation Productions, Ltd. without cause or by the FUNimation CEO for good reason, the FUNimation CEO is entitled to receive payment of his annual salary, plus an amount equal to the bonus payable as a portion of his annual salary for the lesser of the remaining term of his employment agreement or two years. Payments to be made under these circumstances do not include the performance-based bonuses payable in connection with meeting the EBIT targets discussed above.
     The agreement includes certain non-competition and non-solicitation provisions that apply to the FUNimation CEO’s activities during the term of the employment agreement and for 18 months thereafter.

Purchase Price
     The purchase price was allocated to the underlying assets and liabilities based on their estimated fair values. The acquisition was accounted for using the purchase method in accordance with FASB No. 141, Business Combinations. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from the date of acquisition.
     The allocation resulted in goodwill of $46.6 million and intangibles of $1.7 million related to a trademark, which will not be amortized, and other intangible assets of $39.1 million, related to license and distribution arrangements, which will be amortized over a period of between five and one-half to seven and one-half years based on revenue streams. The purchase price was reallocated during the three months ended September 30, 2005 based on the results of an independent valuation which increased other intangibles and reduced goodwill. The Company amortized $2.1 million and $5.2 million related to these other intangibles during the three and nine months ended December 31, 2005, respectively, which represents the impact of amortization from May 11, 2005, the acquisition date.
     The purchase price allocation is as follows (in thousands):

Accounts receivable	$6,683
Inventories	2,103
Prepaid expenses and other current assets	52
Property and equipment	2,064
License fees	20,582
Production costs	3,810
Goodwill	46,600
License arrangements and other intangibles	40,758
Current liabilities	(8,705)

Total purchase price, less cash acquired	$113,947

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the three months ended December 31, 2004 and nine months ended December 31, 2005 and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2004. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the three and nine months ended December 31, 2005 and 2004, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
     (In thousands, except per share data)

	Three Months Ended
	December 31, 2004
	As reported	Pro forma
	(Restated)
Net sales	$182,876	$210,814
Net income (loss)	7,233	12,364
Earnings per common share:
Basic	$.27	$.46

Diluted	$.25	$.43

	Nine Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2004
	As reported	Pro forma	As reported	Pro forma
			(Restated)
Net sales	$512,892	$518,967	$454,583	$512,614
Net income	(4,237)	(3,162)	13,512	18,578
Earnings per common share:
Basic	$(.14)	$(.11)	$.51	$.70

Diluted	$(.14)	$(.11)	$.47	$.65

Note 4 — Mix & Burn, Inc.
Variable Interest Entity
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidated of Variable Interest Entities (“FIN 46(R)). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulleting No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) clarifies how companies should identify a VIE, assess whether they have a variable interest in that entity, and determine the primary beneficiary from among the variable interest holders to conclude as to which entity should consolidate the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected residual losses, returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements. FIN 46(R) also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interests in a VIE but is not the primary beneficiary.
     The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003. During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
     Mix & Burn’s financial results have been consolidated with those of the Company for the period through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $169,000 and $424,000 for the three and nine months ended December 31, 2005, respectively, and net sales of $146,000 and $259,000 for the three and nine months ended December 31, 2004, respectively, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $487,000 and $1.6 million for the three and nine months ended December 31, 2005, respectively and $739,000 and $1.6 million for the three and nine months ended December 31, 2004, respectively. Mix & Burn is a development stage company that designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn funds its operations through third-party financing. Mix & Burn had a $2.5 million note payable to the Company, which was written off through the deconsolidation during the three months ended December 31, 2005. The Company recognized $1.9 million of other income related to the deconsolidation of the variable interest entity representing Mix & Burn’s losses that were consolidated in excess of the note payable to the Company.
Equity Investment
     The Company owns a 45% equity interest in Mix & Burn. As of the reconsideration event noted above, the Company now utilizes the equity method to account for this investment, subsequent to the deconsolidation of the entity. At December 31, 2005, this investment is recorded at zero due to the continued losses experienced by Mix & Burn that have exceeded the Company's debt and equity investments in the investee. At December 31, 2005 the Company has no guarantees or future commitments related to Mix & Burn.
Note 5 — Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of FASB No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The intrinsic value method is used to account for stock-based compensation plans. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation.
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss), as reported	$(6,068)	$7,233	$(4,237)	$13,512
Deduct: Stock-based compensation expense determined under fair value method for all awards, net of tax	(499)	(253)	(1,293)	(576)

Net income (loss), pro forma	$(6,567)	$6,980	$(5,530)	$12,936

Income (loss) per share:
Basic – as reported	$(.20)	$.27	$(.14)	$.51

Basic – pro forma	$(.22)	$.26	$(.19)	$.49

Diluted – as reported	$(.20)	$.25	$(.14)	$.47

Diluted – pro forma	$(.22)	$.24	$(.19)	$.45

     Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted in the fiscal 2006 third quarter were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.46%; volatility factor of the expected market price of the Company’s common stock of 66%; expected life of the option of five years; and no dividends. The weighted average fair value of options granted in fiscal 2006 second quarter was $2.99.
Note 6 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income (loss)	$(6,068)	$7,233	$(4,237)	$13,512

Denominator:
Denominator for basic earnings per share—weighted-average shares	29,893	27,002	29,563	26,645
Dilutive securities: employee stock options and warrants	—	1,935	—	2,133

Denominator for diluted earnings per share -adjusted weighted-average shares	29,893	28,937	29,563	28,778

Basic income (loss) per share	$(.20)	$.27	$(.14)	$.51

Dilutive income (loss) per share	$(.20)	$.25	$(.14)	$.47

     The effect of the inclusion of stock options for the three and nine month periods ended December 31, 2005 would have been anti-dilutive. Approximately 566,000 and 705,000 were excluded for the three and nine month periods ended December 31, 2004 because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.

Note 7 — Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on hedge derivatives that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion note 17).
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss)	$(6,068)	$7,233	$(4,237)	$13,512
Net unrealized gain (loss) on hedge derivatives	609	—	(320)	—

Comprehensive income (loss)	$(5,459)	$7,233	$(4,557)	$13,512

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Unrealized gain (loss) from:
Hedge derivatives	$(320)	$—

Accumulated other comprehensive income (loss)	$(320)	$—

Note 8 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 9 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Trade receivables	$133,302	$88,196
Vendor receivables	2,494	5,514
Other receivables	1,889	2,745

	$137,685	$94,455
Less: allowance for doubtful accounts, vendor receivables and sales discounts	1,734	3,533
Less: allowance for sales returns, net margin impact	19,483	4,190

Total	$116,468	$88,732

Note 10 — Inventories
     Inventories consist of the following (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Finished products	$46,247	$36,222
Raw materials	7,104	4,537

	$53,351	$40,759

Note 11 — License Fees
     License fees consist of the following (in thousands) and are related to the addition of the FUNimation business:

	December 31,	March 31,
	2005	2005
		(Restated)
License fees	$28,849	$—
Less: accumulated amortization	4,036	—

	$24,813	—

     Amortization of license fees for the three months and nine month periods ended December 31, 2005 were $1.5 million and $4.0 million, respectively, with none for the three month and nine month periods ended December 31, 2004. These amounts have been included in royalty expense in cost of sales in the accompanying statements of operations.
     License fees represent fixed minimum advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
Note 12 — Production Costs
     Production costs consist of the following and are included in “Other assets” (in thousands) and are related to the addition of the FUNimation business:

	December 31,	March 31,
	2005	2005
		(Restated)
Production costs	$5,382	$—
Less: accumulated amortization	1,141	—

	$4,241	—

     The Company expects to amortize production costs in the amount of $1.9 million by March 31, 2006. Amortization of production costs for the three months and nine month periods ended December 31, 2005 were $274,000, and $1.1 million, respectively, with none for the three month and nine month periods ended December 31, 2004. These amounts have been included in cost of sales in the accompanying statements of operations.
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
Note 13 — Property and Equipment
     Property and equipment consists of the following (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Land and buildings	$1,623	$—
Furniture and fixtures	1,185	1,092
Computer and office equipment	5,486	4,483
Warehouse equipment	7,053	6,868
Leasehold improvements	3,033	2,894
Production equipment	246	—
Construction in progress	79	74

Total	$18,705	$15,411
Less: accumulated depreciation and amortization	9,158	7,259

Net property and equipment	$9,547	$8,152

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of December 31, 2005 and March 31, 2005, goodwill amounted to $56.8 million and $9.8 million, respectively. During fiscal 2006, the FUNimation acquisition added $46.6 million in goodwill (see Note 3). Also, during fiscal 2006 purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Other	Consolidated
Balances as of March 31, 2005 (Restated)	$—	$9,832	$—	$9,832
Goodwill resulting from an acquisition	—	46,600	—	46,600
Earn-out related to an acquisition	—	350	—	350

Balances as of December 31, 2005	$—	$56,782	$—	$56,782

Intangible assets
     Other identifiable intangible assets, net of amortization, of $40.0 million and $5.2 million as of December 31, 2005 and March 31, 2005, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of December 31, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,191	$2,817	$4,374
License relationships	39,100	5,149	33,951
Trademark (not amortized)	1,658	—	1,658
Other	705	705	—

	$48,654	$8,671	$39,983

	As of March 31, 2005 (Restated)
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	729	682	47

	$7,567	$2,369	$5,198

     Aggregate amortization expense for the three and nine month periods ended December 31, 2005 were $2.4 million and $6.3 million, respectively and for the three and nine month periods ended December 31, 2004 were $385,000 and $1.1 million, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2006	$2,531
2007	12,428
2008	10,486
2009	7,294
2010	3,501
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $3.6 million and $1.2 million at December 31, 2005 and March 31, 2005, respectively. Accumulated amortization amounted to approximately $683,000 and $502,000 at December 31, 2005 and March 31, 2005, respectively. The Company wrote off net debt issuance costs of $239,000 during first quarter of fiscal 2006. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.

Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Compensation and benefits	$3,451	$9,067
Royalties	5,661	2,491
Accrued interest	2,677	31
Rebates	1,749	1,023
Freight	1,482	62
Other	3,534	2,393

Total	$18,554	$15,067

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
     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 3) and was again amended and restated on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million which expires on May 11, 2010. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility provided pursuant to the credit agreement was at the index rate plus 2.25% (9.50% and 5.75% at December 31, 2005 and March 31, 2005, respectively) and is payable monthly. As of December 31, 2005 and March 31, 2005, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the Libor rate plus 2.50% (7.80% as of December 31, 2005) and the Term Loan C sub-facility was at the Libor rate plus 4.50% (9.80% as of December 31, 2005). The balance under the two sub-facilities was $117.5 million at December 31, 2005.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. The Company was in compliance with or has obtained waivers for all the covenants related to the credit facility on December 31, 2005.

     Long-term debt consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
		(Restated)
Term Loan B sub-facility	$92,500	$—
Term Loan C sub-facility	25,000	—
Other (see Mix & Burn above)	—	250

Total debt	117,500	250
Less: current portion	5,000	250

Total long-term debt	$112,500	$—

     As of December 31, 2005, annual debt maturities were as follows (in thousands):

2006	$5,000
2007	5,000
2008	5,000
2009	5,000
2010	5,000
2011 and thereafter	92,500

Total	$117,500

Letters of Credit
     The Company is party to letters of credit totaling $1.4 million at December 31, 2005. The Company is party to a $100,000 letter of credit as required per a lease related to the Company’s headquarters and $250,000 and $1.0 million letters of credit with two vendors. In the Company’s past experience, no claims have been made against these financial instruments.
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
     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges is also recognized in earnings as incurred. On August 9, 2005, the Company entered into two interest-rate swap agreements with notional amounts of $98.8 million and $25.0 million. At December 31, 2005, the fair value of the interest rate swaps had decreased from inception by $549,000 and is included in other long-term liabilities. The unrecognized after-tax loss portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was ($320,000) at December 31, 2005. Approximately $15,000 has been recognized in the statement of operations as a loss in other income (loss) to reflect hedge ineffectiveness that resulted from an unscheduled prepayment of principal.
Note 18 — Income Taxes
     The Company’s effective tax rate was 41.8% for the third quarter of fiscal 2006 as the net loss includes the net income effect from the loss and deconsolidation from a variable interest entity, which does not have any tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate for the third quarter of fiscal 2005 was significantly lower than third quarter of fiscal 2006 due to the partial reversal of the valuation allowance recorded against deferred tax assets and the utilization of net operating loss carryforwards.
     The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company has evaluated the Act and believes that its provisions will not have a material impact on the tax rate. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.

     The Company’s net deferred income tax assets were partially reserved in fiscal 2005 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2005, all prior period net operating losses have been utilized. It has been determined, based on expectations of future taxable income, that a valuation reserve is not required, except the valuation reserve related to the capital loss generated in the third quarter of fiscal 2006. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for the deferred tax assets related to the capital loss, which has been fully reserved against with a valuation allowance.
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
     The $1.4 million difference between property and equipment sold and the net proceeds has been established as prepaid rent and is being amortized over the life of the lease. Rental payments under the lease approximated $659,000 for the first year, with an annual increase of 2.75% each year thereafter.
Note 20 — License and Distribution Agreement
     On March 29, 2004, the Company entered into a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $2.2 million and $6.4 million for the three and nine month periods ending December 31, 2005, respectively, and are reflected in cost of sales in the consolidated statement of operations.
     The Company provided $6.0 million of guaranteed royalty payments for the first nine months of fiscal 2006 and $11.7 million of guaranteed royalty payments in fiscal 2005. Of the amount paid, $2.2 million and $2.6 million, respectively, are reflected in prepaid assets in the consolidated balance sheet as of December 31, 2005 and March 31, 2005. The guaranteed royalty is non-refundable, but is offset by royalties earned in order to recoup the guaranteed royalty payments. If necessary, this recoupment period will extend through the remaining term of the agreement, plus up to an additional 42 months. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.

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

Three months ended December 31, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$199,705	$35,940	$169	$(21,686)	$214,128
Income (loss) from operations	(9,638)	799	(487)	—	(9,326)
Net income (loss) before income tax	(12,555)	775	1,357	—	(10,423)
Total assets	$317,834	$172,193	$—	$(134,160)	$355,867

Three months ended December 31, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$175,022	$21,667	$146	$(13,959)	$182,876
Income (loss) from operations	4,044	4,029	(739)	—	7,334
Net income (loss) before income tax	4,097	3,917	(739)	—	7,275
Total assets	$205,841	$47,250	$941	$(33,710)	$220,322

Nine months ended December 31, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$470,232	$93,849	$424	$(51,613)	$512,892
Income (loss) from operations	(7,358)	7,466	(1,590)	—	(1,482)
Net income (loss) before income tax	(14,192)	7,297	137	—	(6,758)
Total assets	$317,834	$172,193	$—	$(134,160)	$355,867

Nine months ended December 31, 2004 (Restated)	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$419,434	$74,283	$259	$(39,393)	$454,583
Income (loss) from operations	4,212	10,427	(1,593)	—	13,046
Net income (loss) before income tax	4,549	10,179	(1,593)	—	13,135
Total assets	$205,841	$47,250	$941	$(33,710)	$220,322
Note 22 – Commitments and Contingencies
Commitments — Other
     The Company entered into an agreement to purchase $500,000 of advertising from the period of April 1, 2006 through March 31, 2007.
Litigation
     In the normal course of business, the Company is involved in a number of litigation matters that are incidental to the operation of the Company’s business. These matters generally include, among other things, collection matters and various issues regarding the alleged infringement of intellectual property rights. The Company currently believes that the resolution of any pending matters (which are not described below) would not have a material adverse effect on the Company’s financial position or liquidity; however, an unfavorable decision in more than one of those matters could be material to the Company’s consolidated results of operations.
ValueVision Media, Inc. v. Navarre Corporation
     On July 7, 2004, ValueVision Media, Inc. (“ValueVision”) commenced an action against Navarre Corporation in Hennepin County District Court for the State of Minnesota, alleging among other things that the Company breached a 1997 Stock Purchase Agreement and Conversion Agreement between the parties and NetRadio Corporation (“NetRadio”). ValueVision’s Complaint (“Complaint”) sought damages in excess of $50,000, and an order of specific performance requiring Navarre to convert ValueVision’s shares of NetRadio stock into Navarre common stock based upon a January 30, 2002 notice of default and the conversion formula set forth in the Conversion Agreement that is filed as exhibit 10.19 to the Company’s Form 10-K for the year ended March 31, 1997. ValueVision had indicated that it believed its damages claims exceeded $3.5 million, plus prejudgment interest and costs.
     On December 17, 2004, Navarre commenced a third-party action against Gene McCaffrey. Navarre alleged that, if ValueVision’s claims were correct, then McCaffrey, as a Director of NetRadio, breached his fiduciary duties to the Company, a shareholder of NetRadio. McCaffrey responded to the Third-Party Complaint and denied liability.
     Navarre, McCaffrey and ValueVision each made summary judgment motions which were heard on August 30, 2005 and October 6, 2005. The Court denied both Navarre’s and ValueVision’s summary judgment motions. However, the Court granted McCaffery’s motion for summary judgment as it found there to be no basis for Navarre’s claims against McCaffrey.
     This case was settled on November 16, 2005. Under the terms of the settlement, Navarre has agreed to pay ValueVision the aggregate amount of $300,000 and the parties have agreed to dismiss all claims in the litigation with prejudice. The companies have agreed to enter into an arrangement whereby Navarre has agreed to purchase air time on the ShopNBC® network, which will be used by Navarre to promote the sale of its products and those of its vendors.

Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleged that BCI and others sold unlicensed records in connection with their karaoke-related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleged that this conduct gave BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserted the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound sought damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre-judgment and post-judgment interest, costs, attorney’s fees and expert fees.
     On August 10, 2005, Plaintiff filed a dismissal without prejudice of the case, and filed and served a new Complaint in the United States District Court for the Central District of California on August 11, 2005. In the new Complaint, Plaintiff made similar allegations, but also alleged that BCI was infringing on certain copyrights because of an exclusive license that Sybersound was granted.
     On November 7, 2005, the Court issued its order granting BCI’s motion to dismiss as well as other of the defendants’ motions to dismiss, but without prejudice to plaintiffs’ right to attempt to save its claims by amending the Complaint. Plaintiff served and filed an Amended Complaint on November 21, 2005 which added various individual defendants, including BCI’s president. In addition, Sybersound added claims under the Racketeer Influenced and Corrupt Organizations Act. On December 22, 2005, BCI served and filed its motion to dismiss Sybersound’s Amended Complaint.
     On January 6, 2006, the Court issued its order dismissing Plaintiffs’ claims with prejudice. On January 23, 2006, BCI filed a motion for recovery of certain attorneys’ fees and costs and a hearing on the motion is set for this matter on February 13, 2006.
     On or about February 1, 2006, Plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit. Plaintiff seeks a ruling that the District Court erred in dismissing its claims.
     The Company believes these claims to be without merit and intends to vigorously defend against them. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.
     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the California action described above. However, Sybersound has named Navarre Corporation in this case in addition to BCI Eclipse, LLC.
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
Faulconer Productions Music Corp. v. FUNimation Productions, Inc. et al.
     Faulconer Productions Music Corporation (FPMC) filed a lawsuit in the U.S. District Court for the Eastern District of Texas on September 24, 2003 alleging that FUNimation Productions, Ltd. and certain other defendants fraudulently induced it to enter into contracts pursuant to which FUNimation had commissioned it to compose music for certain television episodes. FPMC also claimed that it owned all copyrights in the music and that FUNimation has infringed upon its music copyrights. FPMC asserted state law claims for fraudulent inducement, fraudulent misrepresentation, negligent misrepresentation, negligence, breach of contract, unjust enrichment, breach of the duty of good faith and fair dealing, conspiracy to commit fraud, and other similar claims related to a proposed settlement agreement related to this case. FPMC sought damages of approximately $24.6 million, plus unspecified actual and exemplary damages to be determined at trial.

FUNimation instituted an action against FPMC and Bruce Faulconer, a principle of FPMC, in the U.S. District Court for the Northern District of Texas. These two cases were consolidated in the Eastern District of Texas. FUNimation asserted claims for trademark and copyright infringement, passing off, breach of contract, and fraudulent inducement related to the above-mentioned proposed settlement agreement. FUNimation sought penalties of $47.3 million for copyright infringement, or a trial-determined amount for disgorgement of profits, whichever was higher. FUNimation also sought attorneys’ fees on the copyright infringement and contract claims and in connection with the defense of FPMC’s copyright infringement claims.
     This case was settled on December 21, 2005. Under the terms of the settlement, FPMC has received a payment of $680,000 and the parties have provided one another with a release of all claims in the litigation.
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
     By Memorandum Opinion and Order dated December 12, 2005, the Court appointed “The Pension Group,” comprised of the Operating Engineers Construction Industry and Miscellaneous Pension Fund and Ms. Grace W. Lai, as Lead Plaintiff, and appointed the Reinhardt, Wendorf & Blanchfield law firm as liaison counsel and the Lerach, Coughlin law firm as lead counsel. The Court also ordered that the cases be consolidated under the caption In re Navarre Corporation Securities Litigation, and further ordered that a Consolidated Amended Complaint be filed by January 11, 2006, following which Defendants have 30 days within which to respond. By stipulation dated December 19, 2005, counsel for the parties agreed to extend the January 11 date to February 3.
     On February 3, 2006, a Consolidated Amended Complaint was filed with the Court. This Consolidated Amended Complaint reiterates the allegations made in the individual complaints and extends these allegations to the Company’s restatements of its previously issued financial statements that were made in November 2005. A hearing on Defendants’ expected motion to dismiss has been scheduled for April 20, 2006. In the meantime, no discovery will occur.
     The Company believes these claims to be without merit and intends to vigorously defend against them. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
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
     The actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (RHK/JSM))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-01216 (DSD/SRN))
Jeffrey Evans v. Charles Cheney, et al.
(Civ. No. 05-01216 (JMR/FLN))
Joan Brewster v. Charles Cheney, et al.
(Civ. No. 05-2044 (JRT/FLN))
William Block v. Charles Cheney, et al.
(Civ. No. 05-2067 (DSD/SRN))

     While the cases filed by Evans, Brewster and Block contain more detailed, and somewhat different factual allegations, the relief sought is essentially the same as the other shareholder derivative actions. Counsel for all plaintiffs have filed competing motions to consolidate all five derivative actions and to have their attorneys named as lead counsel. The Court has decided not to have oral argument on those motions.
     On July 26, 2005, the Navarre’s Board of Directors appointed a special litigation committee pursuant to Minn. Stat. §302A.241 to consider whether it is in the best interests of the Company to pursue the shareholder derivative claims. The special litigation committee retained experts, conducted interviews with the named Defendants and others, and also contacted Plaintiffs’ counsel for, and obtained, their input. On September 20, 2005, Navarre served and filed a motion to stay all further proceedings in these derivative cases until the special litigation committee completed its work and rendered its recommendation. All parties stipulated to a 90 day stay in order to permit the special litigation committee to complete its work within that time.
     On January 19, 2006, the special litigation committee issued a comprehensive Resolution, Report (consisting of 40 pages) and Appendix (consisting of 17 exhibits) detailing its findings. The special litigation committee resolved that the derivative actions “are not meritorious and should not be pursued, (and) that it is in the best interests of Navarre that such Derivative Complaints be dismissed . . .” As a result, Defendants have scheduled a hearing before the Court on April 20, 2006 to seek a dismissal of these derivative suits.
     All of these securities and shareholder derivative actions have been transferred to U.S. District Judge Paul A. Magnuson and U.S. Magistrate Judge Janie S. Mayeron for all further proceedings.
     The Company believes these claims to be without merit and intends to vigorously defend against them. Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, or an outcome in connection with these matters.
Note 23 – Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which, as amended, expires on March 31, 2007. The Company agreed in the employment agreement to, among other things, pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company expensed $72,000 and $216,000 of this obligation in its consolidated financial statements for the three and nine months ended December 31, 2005 respectively. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets were met. As such, $2.2 million was expensed in the consolidated financial statements as of June 30, 2004. At December 31, 2005 and March 31, 2005, $5.2 million and $5.0 million, respectively, had been accrued in the consolidated financial statements for the deferred compensation amounts.
     The CEO’s employment agreement, as amended, also includes a loan to the executive for a maximum of $1.0 million, of which $250,000 and $400,000 were outstanding at December 31, 2005 and March 31, 2005, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During the nine months of fiscal 2006 and fiscal 2005, the Company forgave $150,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer in 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.

     The Company entered into a separation agreement with another former Chief Financial Officer. The agreement obligated the Company to pay severance amounts equal to a multiple of defined compensation and benefits. The Company is required to pay approximately $229,000 over a period of one year beginning July 2005. The Company expensed $229,000 in its consolidated financial statements for the nine months ended December 31, 2005.
Chief Executive Officer Investment in Mix & Burn
     The Company’s Chief Executive Officer has made an investment in Mix & Burn in the form of a convertible note. This note is convertible into common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of its existing $2.5 million aggregate principal amount of promissory notes (which was written off during deconsolidation of the variable interest entity).
Note 24 – Subsequent Event
     On February 7, 2006, the Company reached an agreement with the FUNimation sellers to adjust the purchase price paid for FUNimation. The Company will receive approximately $11.1 million as a reduction of the purchase price and will use the proceeds to pay down the Term B sub-facility.
Note 25 — Recently Issued Accounting Pronouncements
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note: Comparisons to fiscal year 2005 results refer to restated numbers as discussed in Note 2 of the consolidated financial statements.
Executive Summary
     Consolidated net sales for the third quarter of fiscal 2006 increased 17.1% to $214.1 million compared to $182.9 million for the third quarter of fiscal 2005. This growth in net sales was achieved principally through an increase of sales in our distribution segment and the addition of FUNimation results, which added $8.8 million in net sales in the third quarter of fiscal 2006. Our gross profit increased to $28.2 million or 13.2% of net sales in the third quarter fiscal 2006 compared with $27.2 million or 14.9% of net sales for the same period in fiscal 2005. The decrease in gross profit as a percent of net sales for the third quarter of fiscal 2006 was primarily due to the write-off of balances of $4.1 million related to an independent music label.
     Total operating expenses for the third quarter of fiscal 2006 were $37.6 million or 17.5% of net sales, compared with $19.9 million or 10.9% of net sales in the same period for fiscal 2005. The increase in operating expenses was primarily due to the write-off of accounts receivable of $12.3 million due to the bankruptcy of a major retailer. The Company wrote-off the entire accounts receivable balance as it does not anticipate any future recovery. During the past few years, this retailer’s accounts receivable has been current and the Company has not experienced any collection issues. The retailer was current through November 2005 and filed for bankruptcy in January 2006. Net loss for the third quarter fiscal 2006 was $6.1 million or $0.20 per diluted share compared to net income of $7.2 million or $0.25 per diluted share for the same period last year.
     Consolidated net sales for the nine months ended December 31, 2005 increased 12.8% to $512.9 million compared to $454.6 million for the first nine months of fiscal 2005. This growth in net sales was achieved principally through an increase of sales in our distribution segment and the addition of FUNimation results, which added $24.7 million in net sales since May 11, 2005, the date of acquisition. Our gross profit increased to $81.5 million or 15.9% of net sales in the first nine months of 2006 compared with $67.1 million or 14.8% of net sales for the same period in fiscal 2005. The increase in gross profit and as a percent of net sales for the first nine months of fiscal 2006 was primarily due to the addition of FUNimation revenues, which carry a higher margin than the revenues generated by our distribution segment partially offset by the write-off of balances of $4.1 million related to an independent music label.
     Total operating expenses for the first nine months of fiscal 2006 were $83.0 million or 16.2% of net sales, compared with $54.1 million or 11.9% of net sales in the same period in fiscal 2005. The increase in operating expenses was primarily due to the write-off of accounts receivable of $12.3 million due to the bankruptcy of a major retailer. Net loss for the first nine months of fiscal 2006 was $4.2 million or $0.14 per diluted share compared to net income of $13.5 million or $0.47 per diluted share for the same period last year.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes a broad range of home entertainment and multimedia products, including PC software, CD audio, DVD and VHS video, video games and accessories. Our business is divided into three business segments – Distribution, Publishing and Other. The Other segment includes the consolidation of the variable interest entity, Mix & Burn through December 1, 2005. Through these business segments we maintain and leverage strong relationships throughout the publishing and distribution chain.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. Our customer base includes over 500 individual customers with over 18,000 locations, certain of which are international locations.
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide us with PC software, CD audio, DVD and VHS video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
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
     Our other segment includes the operations of Mix & Burn, a separate corporation that is included in the consolidated Company’s results in accordance with the provisions of FIN 46(R), through December 1, 2005. Mix & Burn is a development stage corporation that designs and markets digital music delivery services for music and other specialty retailers.

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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s ability to maintain and grow its exclusive distribution business through agreements with music labels; impairment of prepaid royalties paid to Labels; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board and Chief Executive Officer; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
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
Restatements
Restatements — Mix & Burn and Post Retirement Payments
     During the second quarter of fiscal 2006 the Company restated its previously issued consolidated financial statements as of and for the years ending March 31, 2004 and 2005, the period ended March 31, 2003 and unaudited quarterly financial data as of and for the periods ending June 30, 2004, September 30, 2004, December 31, 2004 and June 30, 2005. These restatements resulted from (i) the application of Financial

Accounting Standards Board (“FASB”) Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to the Company’s investment in Mix & Burn; (ii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $388,000 in connection with certain payments to be made pursuant to a separation agreement that was entered into with the Company’s former Chief Financial Officer in April 2004; and (iii) the Company’s recognition of additional expense in prior periods in the aggregate amount of $984,000 as a result of the application of Accounting Principles Board Opinion No. 12 to certain payments that are to be made upon the retirement of the Company’s Chief Executive Officer pursuant to a 2001 Employment Agreement, as amended.
Restatement — Incentive Based Deferred Compensation and Income Taxes
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
(In thousands)		(Restated)		(Restated)
Net sales:
Distribution	$199,705	$175,022	$470,232	$419,434
Publishing	35,940	21,667	93,849	74,283
Other	169	146	424	259

Net sales before inter-company eliminations	235,814	196,835	564,505	493,976
Inter-company eliminations	(21,686)	(13,959)	(51,613)	(39,393)

Net sales as reported	$214,128	$182,876	$512,892	$454,583

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales:
Distribution	93.3%	95.7%	91.7%	92.3%
Publishing	16.8	11.8	18.3	16.3
Other	—	0.1	0.1	0.1
Inter-company sales	(10.1)	(7.6)	(10.1)	(8.7)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	86.8	85.1	84.1	85.2

Gross profit	13.2	14.9	15.9	14.8
Selling and marketing	3.7	3.5	4.3	3.3
Distribution and warehousing	1.4	1.6	1.5	1.5
General and administrative	5.3	5.2	6.4	6.4
Bad debt expense	5.7	0.1	2.3	0.1
Depreciation and amortization	1.4	0.5	1.6	0.5

Total operating expenses	17.5	10.9	16.1	11.8

Income (loss) from operations	(4.3)	4.0	(0.2)	3.0
Interest expense	(1.4)	(0.1)	(1.6)	(0.1)
Deconsolidation of variable interest entity	0.9	—	0.4	—
Other income (expense), net	—	—	0.1	—
Income tax (expense) benefit	2.0	—	0.5	0.1

Net income (loss)	(2.8)%	3.9%	(0.8)%	3.0%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.
Fiscal 2006 Third Quarter Results Compared With Fiscal 2005 (Restated) Third Quarter
Net Sales
     Net sales for the distribution segment were $199.7 million (before inter-company eliminations) for the third quarter of fiscal 2006 compared to $175.0 million (before inter-company eliminations) for fiscal 2005 third quarter. The 14.1% increase in net sales for fiscal 2006 third quarter was principally due to increases in sales in all categories, except for major label music which remained flat. Net sales increased in the software product group to $132.0 million during the third quarter of fiscal 2006 from $127.8 million for the same period last year. Software continues to expand its market share presence across all categories. DVD video grew to $21.2 million in the third quarter of fiscal 2006 from $11.5 million in third quarter of fiscal 2005 and video games increased to $20.5 million in the third quarter of fiscal 2006 from $14.6 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the quarter. Independent music net sales increased to $19.9 million in the third quarter of fiscal 2006 from

$14.8 million in the same period last year due to significant title releases during third quarter fiscal 2006. During the third quarter, the Company exited the major label music category to focus its resources on other product categories. The Company believes that future sales increases in all categories will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $15.3 million or 7.6% as a percent of net sales for the third quarter fiscal 2006 compared to $19.3 million or 11.0% as a percent of net sales for third quarter fiscal 2005. The decrease in gross profit as a percent of net sales for the third quarter of fiscal 2006 was primarily due to the write-off of balances of $4.1 million related to an independent music label. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $24.9 million or 12.5% as a percent of net sales for the third quarter of fiscal 2006 compared to $15.2 million or 8.7% as a percent of net sales for the third quarter of fiscal 2005. Overall, operating expenses increased in the third quarter of fiscal 2006; particularly, general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $4.8 million or 2.4% as a percent of net sales for the third quarter of fiscal 2006 compared to $4.7 million or 2.7% as a percent of net sales for the third quarter of fiscal 2005. Freight cost, as a percent of sales, decreased to 1.6% in the third quarter of fiscal 2006 compared to 1.9% for the same period of fiscal 2005. The decreased expense as a percent of sales was primarily due to changes in customer shipping requirements.
     Distribution and warehousing expenses for the distribution segment were $3.1 million or 1.5% as a percent of net sales for the third quarter of fiscal 2006 compared to $2.8 million or 1.6% as a percent of net sales for the third quarter of fiscal 2005.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.5 million or 3.8% as a percent of net sales for the third quarter of fiscal 2006 compared to $7.1 million or 4.1% as a percent of net sales for the third quarter of fiscal 2005.
     Bad debt expense was $9.0 million or 4.5% as a percent of net sales for the third quarter of fiscal 2006 compared to $66,000 for the same period last year. The increase was due to the write-off of an accounts receivable of $9.0 million due to the bankruptcy of a major retailer.
     Depreciation and amortization for the distribution segment was $546,000 for the third quarter of fiscal 2006 compared to $463,000 for the third quarter of fiscal 2005.
     Net operating loss for the distribution segment was $9.6 million for the third quarter of fiscal 2006 compared to net operating income of $4.0 million for the third quarter of fiscal 2005.
Fiscal 2006 Nine Months Results Compared With Fiscal 2005 (Restated) Nine Months
Net Sales
     Net sales for the distribution segment were $470.2 million (before inter-company eliminations) for the nine month period of fiscal 2006 compared to $419.4 million (before inter-company eliminations) for the nine month period of fiscal 2005. The 12.1% increase in net sales for the nine month period of fiscal 2006 was principally due to strong increases in sales in the PC software, DVD video and video game product groups, partially offset by a decrease in sales of major label music. Net sales increased in the software product group to $330.3 million during the nine month period fiscal of 2006 from $298.0 million for the same period last year. Software continues to expand its market share presence across all categories. DVD video grew to $41.6 million in the first nine months of fiscal 2006 from $30.2 million in first nine months of fiscal 2005 and video games increased to $35.2 million in the first nine months of fiscal 2006 from $22.3 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the period. Major label music net sales decreased to $8.4 million in the first nine months of fiscal 2006 from $19.5 million for the same period last year due to a change in buying patterns at a major retailer. The Company exited the major label music category to focus its resources on other product categories. Independent music net sales increased to $54.6 million in the nine month period of fiscal 2006 from $49.5 million in the same period last year due to significant title releases during the first nine months of fiscal 2006. The Company believes future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.

Gross Profit
     Gross profit for the distribution segment was $45.6 million or 9.7% as a percent of net sales for the nine month period of fiscal 2006 compared to $44.3 million or 10.6% as a percent of net sales for the same period of fiscal 2005. The decrease in gross profit as a percent of net sales for the first nine months of fiscal 2006 was primarily due to the write-off of balances of $4.1 million related to an independent music label. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $52.9 million or 11.3% as a percent of net sales for the nine month period of fiscal 2006 compared to $40.1 million or 9.6% as a percent of net sales for the same period of fiscal 2005. Overall, operating expenses increased in fiscal 2006; particularly, selling and marketing, distribution and warehousing expenses and general and administrative.
     Selling and marketing expenses for the distribution segment were $12.9 million or 2.8% as a percent of net sales for the nine month period of fiscal 2006 compared to $10.3 million or 2.5% as a percent of net sales for the same period of fiscal 2005. The increase as a percent of net sales for the nine month period of fiscal 2006 resulted from increased freight costs and sales commissions. Freight cost, as a percent of sales, increased to 1.8% in the nine month period of fiscal 2006 compared to 1.6% for the same period of fiscal 2005. The increased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to store locations versus distribution centers and fuel surcharges. Sales commissions increased due to charges relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $7.5 million or 1.6% as a percent of net sales for the nine month period of fiscal 2006 compared to $6.6 million or 1.6% as a percent of net sales for the same period of fiscal 2005.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $21.9 million or 4.7% as a percent of net sales for the first nine months of fiscal 2006 compared to $21.7 million or 5.2% as a percent of net sales for the same period of fiscal 2005. The first nine months of fiscal 2005 included $2.2 million of incentive-based deferred compensation expense related to the CEO’s employment agreement.
     Bad debt expense was $9.0 million or 1.9% as a percent of net sales for the nine month period ended December 31, 2005 compared to $291,000 for the same period last year. The increase in the nine months of fiscal 2006 was due to the write-off of an accounts receivable of $9.0 million due to the bankruptcy of a major retailer.
     Depreciation and amortization for the distribution segment was $1.7 million for the first nine months of fiscal 2006 compared to $1.2 million for the same period of fiscal 2005. This increase is primarily due to the new warehouse system and equipment.
     Net operating loss for the distribution segment was $7.4 million for the nine month period of fiscal 2006 compared to net operating income of $4.2 million for the same period of fiscal 2005.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002. Results are included from dates of acquisition.
Fiscal 2006 Third Quarter Results Compared With Fiscal 2005 (Restated) Third Quarter
Net Sales
     Net sales for the publishing segment were $35.9 million (before inter-company eliminations) for the third quarter of fiscal 2006 compared to $21.7 million (before inter-company eliminations) for the third quarter of fiscal 2005. Of the change in net sales, FUNimation contributed $8.8 million during the third quarter of fiscal 2006. The publishing segment benefited from a strong performance of He-Man and the Masters of the Universe DVD during the third quarter of fiscal 2006. The publishing segment also benefited from a release of a leading software product in the third quarter of fiscal 2006. This products prior year version was released in the second quarter of fiscal 2005.

Gross Profit
     Gross profit for the publishing segment was $13.0 million or 36.0% as a percent of net sales for third quarter of fiscal 2006 compared to $7.9 million or 36.7% as a percent of net sales for third quarter of fiscal 2005. The slight decrease in gross margin rate was due to product mix for the third quarter of fiscal 2006. We expect FUNimation’s operating results to positively affect gross profit in this segment’s fiscal year 2006 results.
Operating Expenses
     Total operating expenses for the publishing segment were $12.2 million, or 33.8% as a percent of net sales, for the third quarter of fiscal 2006 compared to $3.9 million, or 18.0% as a percent of net sales, for the third quarter of fiscal 2005. The expense increase in the third quarter of fiscal 2006 was primarily due to the addition of FUNimation in May 2005, which added $8.0 in expense, including $2.1 million of period amortization of intangibles related to purchase accounting and the write-off of an accounts receivable of $3.3 million due to the bankruptcy of a major retailer.
     The publishing segment had net operating income of $799,000 for the third quarter of fiscal 2006 compared to net operating income of $4.0 million for the third quarter of fiscal 2005.
Fiscal 2006 First Nine Months Results Compared With Fiscal 2005 (Restated) Nine Months
Net Sales
     Net sales for the publishing segment were $93.8 million (before inter-company eliminations) for the nine month period of fiscal 2006 compared to $74.3 million (before inter-company eliminations) for the same period of fiscal 2005. Of the change in net sales, FUNimation contributed $24.7 million during the nine month period. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a decline of $9.6 million in sales. The publishing segment benefited from a strong performance of our new release, He-Man and the Masters of the Universe DVD during the nine month period of fiscal 2006.
Gross Profit
     Gross profit for the publishing segment was $35.8 million or 38.2% as a percent of net sales for the nine month period of fiscal 2006 compared to $22.7 million or 30.6% as a percent of net sales for the nine month period of fiscal 2005. The gross margin rate increase was due to the transfer of a third-party software products distribution arrangement with a mass merchandiser carrying lower than average profit margins to the distribution segment in the nine month period of fiscal 2005. In addition, FUNimation’s product mix increased profit margins for the nine month period of fiscal 2006. We expect FUNimation’s operating results to continue to positively affect gross profit in this segment’s fiscal year 2006 results.
Operating Expenses
     Operating expenses for the publishing segment were $28.4 million, or 30.2% as a percent of net sales, for the nine month period of fiscal 2006 compared to $12.3 million, or 16.6% as a percent of net sales, for the same period of fiscal 2005. The expense increase in the nine month period of fiscal 2006 was primarily due to the addition of FUNimation in May 2005, which added $15.3 million in additional expense, including $5.2 million of period amortization of intangibles related to purchase accounting and the write-off of an accounts receivable of $3.3 million due to the bankruptcy of a major retailer. The increase is also due to the advertising and marketing of new front line products, primarily He-Man and the Masters of the Universe DVD.
     The publishing segment had net operating income of $7.5 million for the nine month period of fiscal 2006 compared to net operating income of $10.4 million for the same period of fiscal 2005.
Other Segment
     The other segment includes the operations Mix & Burn, a consolidated variable interest entity. The variable interest entity was deconsolidated as of December 1, 2005 due to the Company’s determination that we are no longer the primary beneficiary as defined by FIN 46(R).

Fiscal 2006 Third Quarter Results Compared With Fiscal 2005 (Restated) Third Quarter
     Net sales for the other segment were $169,000 (before inter-company eliminations) for the third quarter of fiscal 2006 compared to $146,000 (before inter-company eliminations) for the third quarter of fiscal 2005. Gross profit for the other segment was $36,000 or 21.3% as a percent of net sales for the third quarter of fiscal 2006 compared to $24,000 or 16.4% as a percent of net sales for the third quarter of fiscal 2005. Total operating expenses for the other segment were $523,000 for the third quarter of fiscal 2006 compared to $763,000 for the third quarter of fiscal 2005. The other segment had a net operating loss of $487,000 for the third quarter of fiscal 2006 compared to a net operating loss of $739,000 for the third quarter of fiscal 2005.
Fiscal 2006 First Nine Months Results Compared With Fiscal 2005 (Restated) Nine Months
     Net sales for the other segment were $424,000 (before inter-company eliminations) for the nine month period of fiscal 2006 compared to $259,000 (before inter-company eliminations) for the same period of fiscal 2005. Gross profit for the other segment was $81,000, or 19.1% as a percent of net sales, for the nine month period of fiscal 2006 compared to $53,000, or 20.5% as a percent of net sales for the nine month period of fiscal 2005. Operating expenses for the other segment were $1.7 million for the nine month period of fiscal 2006 compared to $1.6 million for the same period of fiscal 2005. The other segment had a net operating loss of $1.6 million for the nine month period of fiscal 2006 compared to a net operating loss of $1.6 million for the same period of fiscal 2005.
Consolidated Other Income and Expense
     Interest expense was $3.0 million for third quarter of fiscal 2006 compared to $168,000 for third quarter of fiscal 2005. Interest expense was $8.2 million for the nine month period of fiscal 2006 compared to $270,000 for the same period of fiscal 2005. The increase in interest expense for the third quarter and nine months of fiscal 2006 is a result of financing the FUNimation acquisition through bank debt and the write-off of debt acquisition costs of $239,000. Other income for the nine months of fiscal 2006 consisted primarily of a vendor contract buy-out of $375,000 and interest income of $601,000 on available cash balances. This category also included other income of $1.9 million related to the deconsolidation of the variable interest entity.
Consolidated Income Tax (Expense) Benefit
     For the third quarter of fiscal 2006, we recorded an income tax benefit of $4.4 million. Income tax expense for the third quarter of fiscal 2005 was $42,000, a net effect of recording income tax expense and the reversal of a portion of the deferred tax asset valuation allowance. We recorded an income tax benefit for the nine month period of fiscal 2006 of $2.5 million and an income tax benefit of $377,000 for the same period of fiscal 2005. We utilized a portion of the existing net operating loss carryforwards in the three and nine months of fiscal 2005.
Market Risk
     Our credit facilities carry interest rate risk that is generally related to the prime rate or the LIBOR rate. If either of these rates were to change, interest expense would increase or decrease accordingly. As of December 31, 2005, there was $117.5 million outstanding under the Term Loan B sub-facility and Term Loan C sub-facility. On August 9, 2005, the Company entered into an interest rate swap agreement, the effect of which was to swap the Company’s floating rate obligation on the Company’s sub-facility Term Loan B and Term Loan C for a fixed-rate obligation.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1–December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings, although this third quarter is not in line with our earnings trends. Our trends were negatively impacted by the bankruptcy of a major retailer and the write-off of balances of an independent label. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for the nine months of fiscal 2006 and fiscal 2005 totaled $16.9 million and $30.6 million, respectively.
     The net cash used in operating activities for the nine months of fiscal 2006 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $14.2 million, deferred taxes of $1.5 million, change in deferred revenue of $480,000, and a gain from the deconsolidation of Mix & Burn of $1.9 million, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the effect of the addition of the FUNimation assets and liabilities due to the acquisition: accounts receivable increased by $21.1 million, reflecting the increase in sales; inventories increased by $10.6 million, primarily reflecting higher inventories required by the Company’s increased sales activities; prepaid expenses increased by $2.8 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $1.6 million and $8.3 million, respectively, due primarily to new content acquisitions; income taxes receivable increased $5.7 million primarily due to timing of required tax payments; accounts payable increased $27.4 million, primarily as a result of cash management; and accrued expenses decreased $1.1 million as a result of payment of annual bonuses and payment of the amount due to a former shareholder for the remaining shares of Encore.
     The net cash used in operating activities in the nine months of fiscal 2005 of $30.6 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $2.7 million, tax benefit from employee stock option plans of $2.4 million and deferred compensation expense of $2.2 million, offset by a reduction of deferred income tax of $3.1 million and net increases in working capital of $48.4 million for the first nine months of fiscal 2005.
Investing Activities
     Cash flows used in investing activities totaled $100.3 million for the nine months of fiscal 2006 and $1.7 million for the same period last year.
     Acquisition of property and equipment totaled $1.4 million for the nine months of fiscal 2006. Purchases of fixed assets for the nine months of fiscal 2005 were $7.5 million, offset by $6.4 million in proceeds from the sale and leaseback of our new building.
     Acquisition of businesses totaled $98.1 million for the nine months of fiscal 2006. In May 2005 the Company completed the acquisition of FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The Company completed this acquisition to continue to build its catalog of content and grow the publishing segment.
Financing Activities
     Cash flows provided from financing activities totaled $116.1 million and $18.2 million for the nine months of fiscal 2006 and 2005, respectively.
     The Company recorded proceeds from notes payable of $141.1 million for the nine months of fiscal 2006 and debt issuance costs of $2.9 million. The Company recorded $22.5 million in repayments on notes payable for the nine months of fiscal 2006. The Company recorded net repayments on notes payable of $651,000, net proceeds from the line of credit of $12.7 million, checks written in excess of cash balance of $2.0 million and debt issuance costs of $465,000 for the nine months of fiscal 2005. The Company recorded proceeds from the exercise of common stock options and warrants of $484,000 and $4.4 million for the nine months of fiscal 2006 and 2005, respectively.
Capital Resources
     Our credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. During the first quarter of fiscal 2006 we received proceeds of $140.0 million from the Term Loan B sub-facility and the Term Loan C sub-facility in conjunction with the FUNimation acquisition. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. During the nine months of fiscal 2006, we made payments of $22.5 million to reduce the amounts outstanding of the Term Loan B sub-facility. As of December 31, 2005, we had $117.5 million and $0 outstanding on the two sub-facilities and the revolving sub-facility, respectively.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies.
     Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts the Company may lend to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. We were in compliance with or have obtained waivers for all the covenants related to the credit facility on December 31, 2005.
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
     From time to time we are required to invest a significant amount of cash in our publishing segment in order to license content from third parties, and in our distribution segment in order to sign exclusive distribution agreements. Typically, these amounts are paid to third parties in connection with the signing of the applicable agreement and are recouped from the proceeds that we receive from the sale of products that result from these agreements. During the nine months of fiscal 2006, we invested approximately $33.0 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     In our business, we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. During the nine months of fiscal year 2006, we invested $10.6 million of cash in our inventory in order to ensure that we had sufficient products to meet expected demand for the foreseeable future. The effect of this was that, at the end of our fiscal 2006 third quarter, we had higher inventory levels than March 31, 2005. This increase in inventory was funded through working capital. Cash at December 31, 2005 was $14.4 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
     Our cash requirements are driven by our needs to fund increases in accounts receivable, inventories, payments of obligations to creditors and advances to acquire new content. We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements and to finance expansion plans and strategic initiatives for the remainder of this fiscal year and otherwise in the foreseeable future absent significant acquisitions. Our credit agreement with GE Commercial Finance provides us with $25.0 million working capital revolving credit facility, provided that we meet certain financial covenants but without reference to a borrowing base availability requirement. At December 31, 2005, this facility had no amounts outstanding.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There were no changes in the Company’s internal control over financial reporting during its most recently completed quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation discussion in Note 22 to the Company’s consolidated financial statements included herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     We received waivers related to certain events of default discussed herein and the current waiver was filed with a Form 8-K on February 8, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits
     (a) The following exhibits are included herein:

10.1	Amendment No. 4 to Standard Commercial Lease between Airport One Limited Partnership and Navarre Corporation, dated February 2, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)
Date: February 9, 2006	/s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board and Chief Executive Officer

Date: February 9, 2006	/s/ J. Reid Porter
J. Reid Porter
Chief Financial Officer