Form 10-K
period 2006-03-31
NAVARRE CORP /MN/
filed 2006-06-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
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
(763) 535-8333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2005 was approximately $152,630,178 (based on the closing price of such stock as quoted on the NASDAQ National Market of $5.79 on such date).
The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 35,649,895 as of June 12, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

NAVARRE CORPORATION
FORM 10-K

PART I
Item 1 — Business
Overview
     Navarre Corporation is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Since inception in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club and CompUSA, and we currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
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
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and independent and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., McAfee, Inc., and Dreamcatcher Interactive, Inc. Our digital strategy consists primarily of the sale of independent music titles through online digital music retailers such as iTunes, Napster and Rhapsody. The Company also continues to explore additional digital distribution opportunities for our other product categories.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, CD audio and DVD video titles, and we package, brand, market and sell directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products, including titles such as Print Shop, Print Master, PC Tool’s Spyware Doctor and Hoyle PC Gaming products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products such as He-man and the Masters of the Universe and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime content provider in the United States and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Code Lyoko, Samari Seven, Burst Angel, Noddy, Yu Yu Hakusho and Degrassi.
     Other. The other segment consists of a variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”), included in our consolidated results during the period commencing December 31, 2003, and ending December 31, 2005, in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers. During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this VIE.
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
•	Distribute a Broader Range and Larger Volume of Products. We seek to distribute a broader range and larger volume of home entertainment and multimedia products to our retail customers by providing a broad selection of products and capitalizing on our customer relationships. We seek to capture additional business from new and existing retail customers by providing them with a lower “all-in” cost of procuring merchandise and getting product to retailers’ shelves through efficient distribution. We expect that providing additional products to retailers will enable us to gain category management opportunities and enhance our reputation for product distribution expertise. We believe our strategic account associates located throughout the United States and Canada will help position us to improve the retail penetration of our published products to new and existing retail customers.

•	Integrating Our Technology and Systems with Retailers. We seek to enhance the link in the supply chain between us and our publishers and retail customers through the integration of our respective information and technology systems, including inventory management tools, replenishment systems and point-of-sale information. We believe this integration will lead to better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening customer relationships.

•	Providing Value-Added Services. We believe that due to increasing retailer logistic needs and demands, including demands for new technology standards such as GTIN® (global trade item number), RFID (radio frequency identification devices) and VMI (vendor managed inventory), many publishers will be required to decide whether to spend additional resources to update their distribution capabilities or to select a distributor such as us that intends to offer such services. We believe that implementing and offering these and other technologies should position us well to capture additional business from existing and new publishers.
     Our overall goal is to create a structure that leverages the complementary strengths of our businesses: publishing, which provides brand management and marketing, licensing, and home video sales; and distribution, which provides enhanced distribution, logistics and customer relations.
Competitive Strengths
     We believe that we possess the following competitive strengths:
•	Value-Added Services. We offer a wide range of distribution services and procurement solutions intended to capitalize on our broad understanding of the products that we distribute, the procurement process and the supply chain, as well as our logistics expertise and systems capabilities. We believe that our advanced distribution infrastructure enables us to provide customized procurement programs for our retail customers at a lower overall cost than many of our competitors. In addition, we believe that our information technology systems provide cost-effective interfacing with our customers’ information technology systems, supporting integration of the procurement process. We believe that our focus on providing customer-specific and cost-effective solutions is a key benefit that we provide to our retail customers.

•	Broad Product Offering. We provide our retail customers with a broad selection of home entertainment and multimedia products that we believe allows us to better serve their home entertainment and multimedia product requirements. In addition, we regularly survey the markets we serve for new products with significant retail potential, that come from publishers we currently have relationships with as well as those we have not distributed for in the past.

•	Established Content in our Publishing Business. We currently license a number of well-known home entertainment and multimedia titles. Encore publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, PC Tool’s Spyware Doctor, and Hoyle PC Gaming Products. In addition, our BCI subsidiary currently publishes home video for He-man and the Masters of the Universe, the television shows Rides and Overhaulin’, both featured on The Learning Channel, and PRIDE Fighting Championships, featured on Pay-Per-View. Through our FUNimation business we also license and distribute a portfolio of established anime and children’s entertainment titles in the United States, including Dragon Ball Z, Fullmetal Alchemist, Code Lyoko, Samari Seven, Burst Angel, Noddy, Yu Yu Hakusho and Degrassi.

•	Established Relationships with Publishers and Retailers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club and CompUSA, and we currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe our strong relationships throughout the supply chain, broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and provide access to attractive retail channels for publishers of these products. We believe our relationships with leading publishers and our efficient distribution of their products should provide opportunities for us to secure distribution rights to leading products in the future. We believe that these relationships give us a competitive advantage in the markets in which we operate and provide us with attractive channels to distribute current and future products offered by our publishing business.

•	Efficient Operations and Operating Leverage. We believe that our competitive position is enhanced by our efficient operations, which are based on extensive use of automation and technology in our distribution facility; centralization of functions such as purchasing, accounting and information systems; and economies of scale. Our warehouse facility adjacent to our corporate headquarters provides us with the ability to efficiently service our vendors and retail customers, and the capacity to increase the number of products that we distribute.
Distribution Markets
     PC Software
     According to The NPD Group, the PC software industry achieved $3.8 billion on a trailing 12 month basis ending December 31, 2005. Categories that experienced an increase during this time period were business and finance products.
     We presently have relationships with PC software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., McAfee, Inc., Dreamcatcher Interactive, Inc., Delorme, Webroot Software, Inc. and Lucas Arts Entertainment. These relationships are important to our distribution business and during the fiscal year ended March 31, 2006 each of these publishers accounted for more than $5.0 million in revenues. In the case of Symantec, sales accounted for approximately $86.9 million in net sales in the fiscal year ended March 31, 2006 and $90.8 million in net sales for the fiscal year ended March 31, 2005. During the past fiscal year, we added several publishers to our distribution roster.
     While we have agreements in place with our major suppliers, they are generally short-term agreements with terms of one to three years, they generally cover the right to distribute in the United States and Canada, they do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us with the ability to purchase products at a reduced wholesale price and for us to provide a variety of distribution and fulfillment services in connection with the products. We intend to continue seeking to add publishers to attempt to further increase our market share in the PC software industry.
     Video Games Software and Accessories
     According to The NPD Group, the video games software and accessories industry was $10.5 billion in 2005 compared to $10.0 billion in 2004. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 159.3 million users in 2010 compared to 97.1 million users in December 2005.
     We continued to expand our distribution of console-based video games in fiscal 2006. Our relationships with video game vendors such as Square Enix USA, Inc., Midway, THQ and Vivendi are important to this category of our distribution business.
     Major Label Music
     The Company distributed CD’s on behalf of major labels to a few select retailers. Generally, major music labels control distribution of their products through major music retail chains and other channels. During fiscal 2006, we exited the major label music category to focus our resources on other product categories.

     Independent Label Music
     The independent segment of the music industry currently represents approximately 13% of total music product for 2005 according to the Recording Industry Association of America (“RIAA”).
     We are one of a limited number of large, independent distribution companies that represent independent labels exclusively on a regional or national basis. These companies provide products and services to the nation’s leading music specialty stores and wholesalers. We seek to increase our market share in the independent music distribution business by continuing to seek quality music labels and to provide greater service to our customers, in addition to providing content ownership and licensing opportunities. Relationships with independent music labels such as CMH Records, Inc., Dualtone Music Group, Inc., Equity Records, Inc. and Cleopatra Records, Inc. are also important to our independent music distribution business. We have exclusive distribution agreements in place with certain of these labels that allow us to retain a percentage of amounts received in connection with the sale of the products provided by these labels. Among other customary provisions, these agreements generally provide us with the ability to return products to our independent music labels, the right for us to retain a reserve against potential returns of products, and requirements that the label provide discounts, rebates and price protections.
     Major Studio Home Video
     According to industry sources, U.S. home video industry sales totaled $24.3 billion in 2005 compared to $24.5 billion in 2004.
     Our relationships with Universal Distribution Corp., Twentieth Century Fox Home Entertainment and Buena Vista Home Video are important to our major studio home video distribution business.
Customers
     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, CompUSA and Costco. We currently sell and distribute products to over 19,000 retail and distribution center locations throughout the United States and Canada. While a major portion of our revenues are generated from these major retailers, we also supply products to smaller independent retailers as well as through telephone sales and our business-to-business site located at www.navarre.com. See “E-Commerce”. Through these sales channels, we seek to ensure a broad reach of product throughout the country in a cost-efficient manner.
     In each of the past several years, we have had a small number of customers that accounted for 10% or more of our net sales. During the fiscal year ended March 31, 2006, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 18%, and 12%, respectively, of our total net sales. During the fiscal year ended March 31, 2005, sales to these customers represented approximately 19% and 20%, respectively, of our total net sales.
Navarre’s Distribution Business Model
     Vendor Relationships
     We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe that our reputation as a service-oriented organization has helped us expand our vendor roster. We believe that major companies like Adobe Systems, Symantec Corporation, Buena Vista, Universal, Lucas Arts, Konami and Square Enix have been added to our vendor roster because of our reputation as a service-driven organization.
     Furthermore, our dedication to smaller, second-tier vendors has helped to complement our vendor roster. Many of these vendors do not have the leverage necessary to manage their business effectively with major retailers. We provide these vendors the opportunity to access shelf space and assist in the solicitation, logistics, promotion and management of products. We also conduct one-on-one meetings with smaller vendors to give them the opportunity to establish crucial business relationships with our retail customers. Examples of these vendors are as follows: Dreamcatcher Interactive, Inc., First Look Home Entertainment, Hart Sharp Video, Intec Inc. and Majesco.
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
     We are committed to offering first-rate information flow for all vendors. We understand the importance of sharing sell-through, inventory, sales forecasts, promotional forecasts, SKU status and all SKU data with the respective vendor. We provide the aforementioned information via a secure online portal, for vendors. Furthermore, each individual account manager has account-specific information that is shared on a regular basis with appropriate vendors. We also accommodate specialized reporting requests for our vendors, which we believe helps in the management of their business.
     Warehouse Systems
     A primary focus of our distribution business is logistics and supply chain management. As customer demands become more sophisticated, we have continued to update our technology. In fiscal 2005, we made a significant investment in a new, highly-automated material handling facility which we believe will improve our overall long-term efficiency and assist in reducing costs for both vendors and customers. With our returns processing system, we seek to process returns and issue both credit and vendor deductions within 48 hours of receipt. We believe that our inventory system offers better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening our customer relationships.
     E-Commerce
     During fiscal year 2006, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. These services include sales of PC software, prerecorded music and DVD videos and video games. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering.
Publishing Markets
     In July 2002 and November 2003, we acquired Encore and BCI, respectively. Encore is a publisher of PC products and BCI is a provider of niche DVD/video and audio products. Both of these businesses exclusively own or license and produce PC/DVD/video products. Encore has an exclusive co-publishing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the educational and productivity markets, which includes products published under the Broderbund and The Learning Company labels. Encore also has exclusive licensing agreements with Vivendi and The United States Playing Card Company, Inc. for the sales and marketing of the Hoyle brand of family entertainment software products. FUNimation, acquired on May 11, 2005, is a leading anime content provider in the United States.
     Encore
     Encore publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, PC Tool’s Spyware Doctor and Hoyle PC Gaming products. According to the NPD Group, Encore’s published brands, when combined, rank as the sixth largest PC Software publisher in North America, by dollar sales. According to The NPD Group, for the twelve months ended March 31, 2006, the Hoyle brand held a 12.0% share of the PC Games category based on units sold, and Hoyle Card Games held the #1 rank in this category.
     Encore focuses on retail sales and marketing of its licensed content, without the distraction and financial risk of significant content development. The benefit to our licensed vendors is they can focus on their core competencies of content development and delivery.
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
     BCI
     BCI is a developer, licensor, packager and marketer of entertainment video and audio products. Since 1988, BCI has sought to redefine the standards and concepts in the budget DVD category. We believe that BCI was among one of the first vendors to introduce five-pack, ten-pack and 20-pack DVDs to the marketplace. We also believe that BCI was one of the first to introduce “dollar” DVDs to the “dollar store” marketplace.
     BCI’s portfolio of titles represents both licensed titles, in-house produced CDs and DVDs from production groups, and specialty television programming. BCI’s home video titles include He-Man and the Masters of the Universe, Rides and Overhaulin’, featured on The Learning Channel, and PRIDE Fighting Championships, featured on Pay-Per-View.
     FUNimation
     On May 11, 2005, we completed the acquisition of 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd., which are based in Fort Worth, Texas (together, “FUNimation”). FUNimation is a leading content provider in the United States market for anime which it licenses from Japanese rights holders and translates and adapts the content for television programming and home videos, primarily targeting audiences between the ages of 6 and 17. In addition, FUNimation licenses other children’s entertainment content. FUNimation leverages its licensed content into various revenue streams, including television broadcast, DVD home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Fullmetal Alchemist, Code Lyoko, Samurai Seven, Burst Angel, Noddy, Yu Yu Hakusho and Degrassi.
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
     Broadcast. For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its production facility in Fort Worth, Texas.
     Home Video Distribution. FUNimation seeks to increase the revenue derived from its licensed properties through home video distribution. FUNimation also currently provides home video distribution services for other children’s content providers, including 4Kids Entertainment, Nelvana and Alliance Atlantis. A majority of its home videos are sold directly to major retail chains. According to Nielsen VideoScan, in 2005, FUNimation was ranked as one of the leading distributors of anime home video in the United States.
     Licensing and Merchandising. For properties which FUNimation controls the merchandise rights, it seeks to further leverage its licensed content by sub-licensing these rights to manufacturers of children’s and other products. FUNimation has developed a network of over 80 license partners, including JAKKS Pacific, Atari, ODM, SCORE Entertainment and Scholastic for the merchandising of toys, video games, apparel, trading and collectible card games and books. FUNimation manages its properties for consistent and accurate portrayal throughout the marketplace. FUNimation receives royalties from its sublicensees based on a predetermined royalty rate, subject to guaranteed minimums in certain cases.
     Retail Sales and Web Sites. FUNimation operates websites devoted to the anime fan base. Typically, as part of its brand management strategy, FUNimation will develop an interactive site for each licensed property. These sites provide information about upcoming episodes and the characters associated with the show. In addition, FUNimation’s properties are supported by its in-house Internet store, the Z-Store, which sells home videos and licensed merchandise.
Competition
     All aspects of our business are highly competitive. Our competitors include other national and regional businesses, as well as some suppliers that sell directly to retailers. Certain of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to:

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
     In the PC software industry, we face competition from a number of distributors including Ingram Micro, Inc., Tech Data Corporation and Atari, Inc., as well as from manufacturers and publishers that sell directly to retailers. In the pre-recorded music industry, we face competition from the major label distribution companies, as well as other national independent distributors, such as Koch Entertainment, RED Music Distribution, Alternative Distribution Alliance, Ryko Distribution, Fontana Distribution and Caroline Distribution, as well as from other entities that sell directly to retailers. FUNimation’s competitors include: 4Kids, ADV Films, Geneon Entertainment, Bandai, Ventura, Media Blasters and Buena Vista.
     We believe that competition in all of our businesses will remain intense. The keys to our growth and profitability include: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to license and develop proprietary products, and (iv) the ability to attract new content, quality labels, studios and software publishers. We also believe that over the next several years, the PC software distribution industry and pre-recorded music distribution industry, will continue to further consolidate.
Backlog
     Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.
Environmental Matters
     We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.
Employees
     As of March 31, 2006, we had 780 employees, including 206 in administration, finance, merchandising and licensing, 127 in sales and marketing and 447 in production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.
Capital Resources — Financing
     Our credit agreement with GE Commercial Finance was amended and restated in its entirety on May 11, 2005 in order to provide us with the funds necessary to complete funding for the FUNimation acquisition and was again amended and restated in its entirety on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. On the Term Loan B sub-facility, 80.1 million was outstanding at March 31, 2006. The Term Loan C sub-facility was paid in full during fiscal 2006. The revolving sub-facility of up to $25.0 million is available to us for our working capital and general corporate needs. There were no amounts outstanding at March 31, 2006 on the revolving sub-facility. See further discussion in Management’s Discussion & Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources.
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
Executive Officers of the Company
     The following table sets forth our executive officers of Navarre as of June 14, 2006:

Name	Age	Position
Eric H. Paulson	61	Chairman of the Board and Chief Executive Officer
Cary L. Deacon	54	President and Chief Operating Officer
J. Reid Porter	57	Executive Vice President, Chief Financial Officer
Brian M.T. Burke	35	President of Navarre Distribution Services
Michael A. Bell	41	Chief Executive Officer of Encore
Gen Fukunaga	45	Chief Executive Officer and President of FUNimation
Edward D. Goetz	62	President of BCI Eclipse
John Turner	52	Senior Vice President of Global Logistics
Ryan F. Urness	34	General Counsel and Secretary
     Eric H. Paulson is our founder and has been our Chief Executive Officer since our inception in 1983. Prior to 1983, Mr. Paulson served as Senior Vice President and General Manager of Pickwick Distribution Companies, a distributor of home entertainment products. Mr. Paulson has been a director since 1983 except for the period January 1990 through October 1991 when Navarre was owned by Live Entertainment, Inc.
     Cary L. Deacon has been President and Chief Operating Officer of Navarre Corporation since August of 2005, and until that time was the Chief Operating Officer, Publishing and Corporate Relations Officer since joining the Company in September 2002. From September 2001 to August 2002, Mr. Deacon served as President and Chief Executive Officer of NetRadio Corporation, a media company. From July 2000 to August 2001, he served as President, Chief Operating Officer and as a member of the Board of Directors of SkyMall, Inc., an integrated specialty retailer. From August 1998 to July 2000, Mr. Deacon served as President of ValueVision International, Inc., a home-shopping network company. From May 1997 to June 1998, Mr. Deacon served as a General Partner of Marketing Advocates Inc., a marketing consulting firm. Previously, he served as SVP, EVP and COO levels with the Hudson’s Bay Company, Montgomery Wards, Saffer Advertising and Macy’s. Mr. Deacon also serves as a director of Raindance Communication, Inc. (RNDC), which provides remote communications services for business meetings and events.
     J. Reid Porter has been Executive Vice President and Chief Financial Officer since joining our Company in December 2005. From October 2001 to October 2004, Mr. Porter, served as Executive Vice President and Chief Financial Officer of IMC Global Inc., a leading producer and marketer of concentrated phosphate and potash for the agricultural industry. During his tenure at IMC Global he helped lead efforts to consolidate the agricultural nutrient industry, culminating in the October 2004 merger of IMC Global with a subsidiary of Cargill Corporation, to form what is now known as Mosaic Global Holdings Inc. From 1998 to October 2001, Mr. Porter served as Vice President and partner of Hidden Creek Industries and Chief Financial Officer of Heavy Duty Holdings, partnerships in the automotive-related and heavy-duty commercial vehicle industries, respectively. Previously, he held executive positions at Andersen Windows, Onan Corporation and McGraw-Edison Company, Inc.
     Brian M. T. Burke has been President of Navarre Distribution Services since August 2005. He previously served as Chief Operating Officer, Distribution, since February 2004, Senior Vice President and General Manager, Navarre Distribution Services since April 2001, Vice President and General Manager, Computer Products Division since July 2000 and Vice President, Computer Products Division since October 1999. Prior to that, Mr. Burke held a series of positions of increasing responsibility in Navarre Computer Products Division since joining the Company in July 1995. Previously, Mr. Burke held various marketing, sales and account manager positions with Imtron and Blue Cross/Blue Shield of Minnesota.

     Michael A. Bell is the Chief Executive Officer of Encore and has served the Company in that role since August 2002 when Encore, was acquired and became a subsidiary of the Company. Mr. Bell co-founded the acquired company, Encore Software, Inc., in October 1994 and served as its Chief Executive Officer from its founding. Prior to starting Encore Software, Inc., Mr. Bell served as Director of Sales for Paramount from 1992 to 1994. Previously, Mr. Bell served as Sales Manager for NEC, leading an entrepreneurial unit established to forge strategic relationships that helped create the then-nascent CD-ROM industry.
     Gen Fukunaga is the Chief Executive Officer and President of FUNimation Productions, Ltd., and has served in that role since May 2005 when FUNimation was acquired by the Company. Mr. Fukunaga co-founded FUNimation in 1994 and has served as its President from its founding. Prior to starting FUNimation, Mr. Fukunaga served as Product Manager of Software Development Tools for Tandem Computers. Previously, Mr. Fukunaga held a strategic consulting position with Andersen Consulting.
     Edward D. Goetz has been President of the Company’s subsidiary, BCI Eclipse, since the Company acquired the assets of BCI Eclipse, LLC in November of 2003. Mr. Goetz had also served as the President of BCI Eclipse, LLC since he joined that firm in June of 2000. Prior to joining BCI, he served as the President of Simitar Entertainment from 1984 to 2000. Previously, Mr. Goetz held various positions including National Sales Manager and VP of Media Purchasing at K-Tel International from 1974 to 1984.
     John Turner has been Senior Vice President of Global Logistics since September 2003. He previously served as Senior Vice President of Operations since December 2001, and Vice President of Operations since joining the Company in September 1995. Prior to joining Navarre, Mr. Turner was Senior Director of Distribution for Nordic Track in Chaska, MN from July 1993 to September 1995. Previously, he held various positions in logistics in the United States and in the United Kingdom.
     Ryan F. Urness has been General Counsel of Navarre since July 2004 and Secretary of Navarre since May 2004. He previously served as Assistant Secretary of Navarre since February 2004 and as Corporate Counsel since January 2003. Prior to joining Navarre a significant portion of Mr. Urness’ efforts were engaged in various matters for the Company as outside legal counsel in the Minneapolis, Minnesota office of Winthrop & Weinstine, P.A. Mr. Urness is a graduate of the University of St. Thomas and William Mitchell College of Law.
Item 1A — Risk Factors
FORWARD-LOOKING STATEMENTS / RISK FACTORS
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
     For the fiscal year ended March 31, 2006, net sales to two customers, Best Buy and Wal-Mart/Sam’s Club accounted for approximately 18% and 12%, respectively, of our total net sales, and, in the aggregate, approximately 30% of our total net sales. For the fiscal year ended March 31, 2005, net sales to two customers, Best Buy and Wal-Mart/Sam’s Club accounted for approximately 19% and 20%, respectively, of our total net sales, and, in the aggregate, approximately 39% of our total net sales. For the fiscal year ended March 31, 2004, net sales to three customers, Best Buy, CompUSA and Sam’s Club, represented approximately 18%, 13% and 11%, respectively, of our total net sales, and, in the aggregate, approximately 42% of our total net sales. We believe that sales to a small group of customers will continue to represent a significant percentage of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If we are unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. There can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.
The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.
     A significant portion of our increase in net sales in recent years has been due to increased sales of PC software provided by software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., McAfee, Inc. and Dreamcatcher Interactive, Inc. During the fiscal years ended March 31, 2006, 2005 and 2004, each of these publishers accounted for more than $5.0 million in net sales. The largest of these is due to sales under our agreement with Symantec which accounted for approximately $86.9 million, $91.0 million and $51.0 million in net sales for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. While we have agreements in place with each of these parties, such agreements generally are short-term agreements that may be cancelled without cause and upon short notice; they generally cover the right to distribute in the United States and Canada; they do not restrict the publishers from distributing their products through other distributors or directly to retailers; and they do not guarantee product availability to us for distribution. These agreements allow us to purchase the publishers’ products at a reduced wholesale price and to provide various distribution and fulfillment services in connection with the publishers’ products. If we were to lose our right to distribute products of any of the above PC software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.
     Our future growth and success depends partly upon our ability to procure and renew popular product distribution agreements and to sell the underlying products. There can be no assurance that we will enter into new distribution agreements or that we will be able to sell products under existing distribution agreements. Further, our current distribution agreements may be terminated on short notice. The loss of a significant vendor could negatively affect our product offerings and, accordingly, our net sales. Similarly, a decrease in customer demand for such products could negatively affect our net sales.
The loss of our founder could affect the depth, quality and effectiveness of our management team. In addition, if we fail to attract and retain qualified personnel, the depth, quality and effectiveness of our management team and employees could be negatively affected.
     Eric H. Paulson, our Chief Executive Officer and founder, has been with us since our inception in 1983. Mr. Paulson’s employment agreement currently extends through March 31, 2007, and the loss of or change in Mr. Paulson’s services, or the failure to execute a smooth transition plan could negatively affect the operation of the business.
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
     Our publishing business has grown significantly over the past three fiscal years. Our discussions of changes in financial position and results of operations of this business may not be indicative of future performance, and this segment’s financial results may significantly vary in future quarters.

We could encounter difficulties in the operation of this segment that could negatively affect its financial condition and results of operation. Accordingly, there is no assurance that we will be able to continue to grow this segment of our business. Investors should not rely on the past performance of our publishing segment as an indicator of our future growth, and there can be no assurance that we will be able to successfully implement our publishing growth strategy.
Our business is seasonal and variable in nature and, as a result, the level of sales and payment terms during our peak season could adversely affect our results of operations and liquidity.
     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 31.2%, 30.6% and 32.1% of our net sales for the fiscal years ended March 31, 2006, 2005 and 2004. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or if we provide extended payment terms for sales during the holiday season or determine to increase our inventory levels to meet anticipated retail customer demand, our financial results and liquidity or could be negatively affected. In addition, our borrowing levels and inventory levels can increase substantially during this time. For example, during the 2004 holiday season, we increased our inventory of certain PC software products to satisfy potential retail customer demand for such products, which temporarily caused our inventory and borrowing levels to be higher than usual. In addition to seasonality issues, other factors contribute to the variability of our revenues and cash flows in our business segments on a quarterly basis. These factors include:
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
Pending litigation or regulatory inquiry may subject us to significant litigation costs, judgments or penalties and could divert management attention.
     We are involved in a number of litigation matters, including shareholder class action suits and derivative suits, as well as an informal inquiry by the U.S. Securities and Exchange Commission. Irrespective of the validity of the assertions made in these suits or the positions asserted in these proceedings or any final resolution in these matters, we could incur substantial costs and management’s attention could be diverted, which could adversely affect our business, financial condition or operating results.

A substantial portion of FUNimation’s revenues typically derive from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.
     FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, one licensed property accounted for $9.7 million, or 27% of FUNimation’s net sales for the fiscal year ended March 31, 2006. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.
     During the fiscal year ended March 31, 2006, 61% of FUNimation’s revenues, were derived from sales of products under multiple licensing arrangements with three licensors. The loss of any of these licensing relationships could have a material negative effect on FUNimation’s revenues.
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
     FUNimation’s business and operating results depend upon the appeal of its properties, product concepts and programming to consumers, including the popularity of anime in the United States market and trends in the toy, game and entertainment businesses. A decline in the popularity of its existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on FUNimation’s business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing and are difficult to predict and can vary from months to years and entertainment properties often have short life cycles. There can be no assurances that:
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
Product returns or inventory obsolescence could reduce our sales and profitability or negatively impact our liquidity.
     We maintain a significant investment in product inventory. Like other companies operating in our industry, product returns from our retail customers are significant when expressed as a percentage of revenues. Adverse financial or other developments with respect to a particular supplier or product could cause a significant decline in the value and marketability of our products, possibly making it difficult for us to return products to a supplier or recover our initial product acquisition costs. Under such circumstances, our sales and profitability, including our liquidity, could be adversely affected. We maintain a sales return reserve based on historical product line experience rates. There can be no assurance that our reserves will be adequate to cover potential returns.
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
     We provide credit to our customers for a significant portion of our net sales. During the holiday season, certain of our retail customers may request and be granted extended payment terms. Extended terms could require additional borrowings under our credit facilities. We are subject to the risk that our customers will not pay for the products they have purchased. This risk may increase if our customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectibility of our receivables, our earnings and cash flows could be adversely affected.
     In addition, from time to time, we may make royalty advances, or loans to, or invest in, other businesses. These business or investment opportunities may not be successful, which could result in the loss of our invested capital.
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
     The business of distributing home entertainment and multimedia products is highly competitive. Our competitors in the distribution business include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Time-Warner, Sony/BMG Music Entertainment, EMI, Ingram Micro and Tech Data Corporation. Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Ventura, Madacy, Direct Source, Platinum Image, Topics, Vivendi and Buena Vista. Certain of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to:
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
     In addition, FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive children’s anime and children’s entertainment content and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as AD Vision, 4Kids Entertainment, VIZ and Geneon and Japanese rights holders operating in the United States. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Disney and Time Warner. Many of FUNimation’s competitors have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.
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
     We depend on a variety of systems for our operations. Certain of these systems are operated by third parties and their performance may be outside of our control. These systems support our operating functions, including inventory management, order processing, shipping, receiving and accounting. Any failures or significant downtime in our systems could prevent us from taking customer orders, printing product pick-lists, and/or shipping product. It could also prevent customers from accessing our price and product availability information.

     From time to time we may acquire other businesses having information systems and records, which may be converted and integrated into our information systems. This can be a lengthy and expensive process that results in a material diversion of resources from other operations. In addition, because our information systems are comprised of a number of legacy, internally-developed applications, they can be harder to upgrade and may not be adaptable to commercially available software. As our needs for technology evolve, we may experience difficulty or significant cost in upgrading or significantly replacing our systems.
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
     We believe that customer information systems and product ordering and delivery systems, including Internet-based systems, are becoming increasingly important in the distribution of our products and services. Although we seek to enhance our customer information systems by adding new features, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop competitive customer information systems or upgrade our current systems could cause our business and market share to suffer.
Technology developments, particularly in the electronic downloading arena, may adversely affect our net sales, margins and results of operations.
     Home entertainment products have traditionally been marketed and delivered on a physical delivery basis. If, in the future, these products are increasingly marketed and delivered through technology transfers, such as electronic downloading through the Internet or similar delivery methods, then our retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between suppliers to electronic retailers in traditional ways will intensify and likely negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in this delivery channel. If we are unable to develop necessary vendor and customer relationships to facilitate electronic downloading or if the terms of these arrangements differ from those related to our physical product sales, our business may be materially harmed.
We may not be successful in implementing our acquisition strategy, and future acquisitions could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating acquired companies into our business, it could materially and adversely affect our financial condition and operating results.
     One of our growth strategies is the acquisition of complementary businesses. We may not be able to identify suitable acquisition candidates or, if we do, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we make acquisitions, a significant amount of management’s time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential loss of customers or key employees of acquired businesses. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures they will be completed in a timely manner or achieve anticipated synergies, that they will be structured or financed in a way that will enhance our business or creditworthiness or that they will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could harm our financial condition or creditworthiness.
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
Interruption of our business or catastrophic loss at any of our facilities could lead to a curtailment or shutdown of our business.
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
     In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the NASDAQ listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused and could continue to cause our general and administrative costs to increase. In addition, insurers have increased and could continue to increase premiums for our directors’ and officers’ insurance policies.
     Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB, the Public Company Accounting Oversight Board (the “PCAOB”), and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant adverse effect on our results of operations. For example, the FASB’s new guidance that addresses the accounting for share-based payments, FAS No. 123R. will become effective for the Company beginning in its first quarter of fiscal 2007. FAS 123R as amended requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently expect the amount of share-based compensation expense related to the options outstanding and un-vested at March 31, 2006 included in operating expenses to be approximately $176,000 in fiscal 2007.
Any material weakness or significant deficiency in our internal controls may adversely affect our ability to report our financial results on a timely and accurate basis.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent auditors must report on management’s evaluation as well as evaluate our internal control structure and procedures. If any material weaknesses are identified in the future which we are unable to successfully address, our ability to report our financial results on a timely and accurate basis may be adversely affected.
Risks Relating to Indebtedness
The level of our indebtedness could adversely affect our financial condition.
     We have significant debt service obligations. As of March 31, 2006, our total indebtedness under our credit agreement is $80.1 million. We also have the ability to borrow an additional $25.0 million under this credit agreement.
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
     Our debt service requirements will be impacted by changing interest rates. Of our $80.1 million in debt outstanding at March 31, 2006, $27.1 million is subject to variable interest rates, as the remaining portion is covered by an interest rate swap. A 100-basis point change in LIBOR would cause our projected annual interest expense to change by approximately $271,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.
We may be unable to generate sufficient cash flow to service our debt obligations.
     Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control. Additionally, if the interest rate swap is removed or principal payments are made early, additional expense may be incurred.
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
     Our credit agreement requires us to maintain specified financial ratios and we may be unable to meet such ratios. All of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.

Risks Relating to Our Common Stock
Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.
     The market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the period from April 1, 2005 to March 31, 2006, the last reported price of our common stock as quoted on the NASDAQ National Market ranged from a low of $3.45 to a high of $9.21.
The exercise of outstanding warrants and options may adversely affect our stock price.
     Our stock option plans authorize the issuance of options to purchase 7.7 million shares of our common stock. As of March 31, 2006, options and warrants to purchase 4,937,101 shares of our common stock were outstanding. Approximately 2,937,300 options and warrants were exercisable as of March 31, 2006. Warrants totaling 1,596,001 were issued in connection with the private placement completed in March 2006. Our outstanding options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.
Our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts that could be beneficial for our shareholders.
     We are subject to Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act, which may have the effect of limiting third parties from acquiring significant amounts of our common stock without our approval. These laws, among others, may have the effect of delaying, deferring or preventing a third party from acquiring us or may serve as a barrier to shareholders seeking to amend our articles of incorporation or bylaws. Our articles of incorporation also permit us to issue preferred stock, which could allow us to delay or block a third party from acquiring us. The holders of preferred stock could also have voting and conversion rights that could adversely affect the voting power of the holders of the common stock. Finally, our articles of incorporation and bylaws divide our board of directors into three classes that serve staggered, three-year terms. Each of these factors could make it difficult for a third party to effect a change in control of us. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal.
     In addition, these measures may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.
We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
     We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Further, the payment of dividends by us is restricted by our credit facility. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you sell your shares at a profit.
Our directors may not be held personally liable for certain actions, which could discourage shareholder suits against them.
     Minnesota law and our articles of incorporation and bylaws provide that our directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of us against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law.

Other Risks
     We operate a large business in a continually changing environment that involves numerous risks and uncertainties. It is not reasonable for us to itemize all of the factors that could affect us and/or the products and services distribution industry or the publishing industry as a whole. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.
     Thus, the foregoing is not a complete description of all risks relevant to our future performance, and the foregoing risk factors should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future. We undertake no obligation to release publicly any revision to the foregoing or any update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
Distribution
     Located in the Minneapolis suburb of New Hope, Minnesota, our corporate headquarters is made up of 321,555 square feet of combined office and warehouse space situated on three contiguous properties. The leases for two of the properties expire on June 30, 2019 and the lease for the third property expires on February 29, 2016. These leased properties include approximately 44,000 square feet of office space; approximately 72,125 square feet of space utilized in the manufacturing and assembly of new products; and approximately 205,430 square feet of space devoted to warehousing, product picking and shipping. Our product returns processing facility is located in the Minneapolis suburb of Brooklyn Center which consists of approximately 73,900 square feet of warehouse space. The lease for this property expires on November 30, 2010. We also operate a satellite sales office in Bentonville, Arkansas which resides in 2,000 square feet of leased office space. The lease for this space expires on February 28, 2007. The present aggregate base monthly rent for all Navarre facilities is approximately $189,690.
Publishing
     Encore currently operates its offices out of approximately 13,216 square feet of leased office space located in Los Angeles, California. This lease currently provides for base monthly payments to be made in the amount of $25,771 and expires April 30, 2010. BCI operates its offices out of 6,534 square feet of leased office space located in Newbury Park, California. This lease currently provides for base monthly payments to be made in the amount of $7,668 and expires March 9, 2007. FUNimation operates its office out of 23,474 square feet of leased space located in Forth Worth, Texas. This lease currently provides for base monthly rental payments to be made in the amount of $16,108 and expires July 31, 2009.
     We believe that our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.
Item 3. Legal Proceedings
     See Litigation discussion in Note 21 to the Company’s consolidated financial statements included herein.
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

	Quarter	High	Low
Fiscal 2006	First	$9.21	$6.73
	Second	8.40	5.65
	Third	6.61	3.51
	Fourth	6.53	3.45

Fiscal 2005	First	$14.39	$5.84
	Second	16.37	12.65
	Third	18.13	14.27
	Fourth	19.02	6.68
     At June 14, 2006, we had an estimated 700 common shareholders of record and an estimated 9,225 beneficial owners whose shares were held by nominees or broker dealers.
     Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.
     Private Placement
     During fiscal 2006, we completed a private placement in which we sold 5,699,998 shares of common stock and issued 1,425,001 shares issuable upon exercise of five year warrants exercisable at $5.00 (excluding 171,000 placement agent warrants) issued in connection with the private placement. We sold the shares in the private placement to the selling shareholders for $3.50 per share for total proceeds to us of approximately $20.0 million and net proceeds to us of approximately $18.5 million. Such securities were offered and issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering of securities. The Company based such reliance upon factual representations made to the Company by the individual regarding the individual’s investment intent, sophistication, and status as an “accredited investor” (as defined in Regulation D), among other things.
     Additional Sales of Unregistered Securities
     In addition to the 2006 Private Placement, the Company completed the sales of unregistered securities described in Note 17 of the notes to the consolidated financial statements during the past three fiscal years.
     Equity Compensation Plan Information
     We adopted our 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for us by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of our economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also our employees as well as our non-employee directors, consultants and independent contractors or employees of any of our subsidiaries. A maximum number of 5,224,000 shares and 2,500,000 shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders. These Plans terminate in 2006 and 2014.
     We are authorized to grant stock options and restricted stock grants under the Plans. Stock options have a maximum term fixed by the Compensation Committee, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee. Performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.
     On April 1 of each year, each director who is not an employee of Navarre is granted an option to purchase 6,000 shares of common stock under the Plans, at a price equal to fair market value. These options are designated as non-qualified stock options. Each such option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33⅓% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and shall provide for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement rule.
     In March 2006, the Company accelerated the vesting of out of the money options (see Note 2 to the consolidated financial statements).
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

The following table below presents our Equity Compensation Plan information:

Number of securities
		Weighted-average	remaining available for
		exercise	future issuance under
	Number of securities to be	price of	equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securityholders	3,341,100	$7.17	1,441,054
Equity compensation plans not approved by securityholders	-0-	-0-	-0-

Total	3,341,100	$7.17	1,441,054

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this annual report. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 which have been audited by Grant Thornton LLP (years ended March 31, 2006 and 2005) and Ernst & Young LLP (for the remaining periods).
(In thousands, except per share data)

	Fiscal Years ended March 31,
	2006(1)	2005	2004	2003	2002
Statement of operations data:
Net sales	$686,126	$596,615	$470,877	$356,816	$303,817
Gross profit, exclusive of depreciation and amortization	107,093	91,352	58,021	45,475	32,893
Income from operations	2,684	9,711	7,067	3,597	521
Interest expense	(11,217)	(783)	(378)	(194)	(173)
Other income (expense)	3,344	232	(458)	447	884
Net income (loss) before tax	(5,189)	9,160	6,231	3,850	2,712
Income tax benefit	2,014	1,006	583	—	—
Net income (loss)	$(3,175)	$10,166	$6,814	$3,913	$2,712
Earnings (loss) per common share:
Basic	$(.11)	$.38	$.30	$.18	$.12
Diluted	$(.11)	$.35	$.28	$.18	$.12
Weighted average shares outstanding:
Basic	29,898	26,830	22,780	21,616	22,553
Diluted	29,898	28,782	24,112	21,841	22,575
Balance sheet data:(2)
Total assets	$309,614	$195,892	$154,579	$109,665	$87,368
Short-term borrowings	5,115	334	651	805	—
Long-term debt	75,352	237	—	268	—
Temporary equity — Unregistered common stock	16,634	—	—	—	—
Shareholders’ equity	88,906	77,284	53,078	28,263	24,350

(1)	Includes acquisition of FUNimation completed May 11, 2005 (see Note 3 to the consolidated financial statements).

(2)	Includes 2006 Private Placement (see Note 18 to the consolidated financial statements).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, CompUSA and Costco, and we currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Historically, our business focused on providing distribution services for third party vendors. Over the past three years, we expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through our acquisitions of publishers in select markets. By expanding our product offerings through such acquisitions, we believe that we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.

     Our business is divided into three segments—Distribution, Publishing and Other.
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and independent and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., McAfee, Inc., and Dreamcatcher Interactive, Inc.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, CD audio and DVD video titles, and we package, brand, market and sell directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products, including titles such as Print Shop, Print Master, PC Tool’s Spyware Doctor, and Hoyle PC Gaming products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime content provider in the United States and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Code Lyoko, Samari Seven, Burst Angel, Noddy, Yu Yu Hakusho and Degrassi.
     Other. The other segment consists of a variable interest entity, Mix & Burn, Inc. (“Mix & Burn”), that was included in our consolidated results during the period commencing December 31, 2003 and ending December 31, 2005, in accordance with the provisions of FIN 46(R). During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this variable interest entity.
Overall Summary of Fiscal 2006 Financial Results
     Fiscal 2006 was another year of growth for Navarre Corporation. Our consolidated net sales for fiscal 2006 increased 15.0% to $686.1 million compared to $596.6 million in fiscal 2005. This increase was achieved through organic growth and the addition of FUNimation in May 2005, which increased net sales by $37.2 million (before inter-company elimination). Our gross profit increased to $107.1 million or 15.6% of net sales for fiscal 2006 compared with $91.4 million or 15.3% of net sales for fiscal 2005. The increase in gross margin percent for 2006 was primarily due to the continued expansion of our higher margin publishing segment, partially offset by a reduction in gross margin due primarily to the write-off of balances related to independent music labels during the year and increased sales of lower margin product categories in our distribution business.
     Total operating expenses for fiscal 2006 were $104.4 million or 15.2% of net sales, compared with $81.6 million or 13.7% of net sales for fiscal 2005. The increase in operating expenses in fiscal 2006 was primarily due to the write-off of accounts receivable of $12.2 million due to the bankruptcy of a major retailer customer. The Company wrote-off the entire accounts receivable balance as it does not anticipate any future recovery. Additionally, the Company recognized $5.0 million of amortization expense related to the intangible assets of FUNimation. Other operating expenses increased from the prior year, primarily due to the acquisition of FUNimation. Net loss for fiscal 2006 was $3.2 million or $0.11 per diluted share compared to net income of $10.2 million or $0.35 per diluted share for last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors and amounts received on accounts receivable for our working capital needs. At March 31, 2006 we had total debt of $80.1 million related to our Term Loan B sub-facility and had zero outstanding on our $25.0 million revolving credit facility. With our focus on management of working capital, we paid approximately $59.9 million of debt during the year. Cash at March 31, 2006 was $14.3 million.
2006 Private Placement
     During fiscal 2006, we completed a private placement in which we sold 5,699,998 shares of common stock and issued 1,425,001 shares issuable upon exercise of five year warrants exercisable at $5.00 (excluding 171,000 placement agent warrants). We sold the shares in the private placement to the selling shareholders for $3.50 per share for total proceeds to us of approximately $20.0 million and net proceeds to us of approximately $18.5 million. The per share sales price of $3.50 represented a discount of approximately 8.4% of the closing price of our common stock on the date the purchase was completed. Net proceeds from the private placement, and additional cash reserves, were used to repay the Term Loan C sub-facility of the Credit Agreement.
FUNimation Acquisition
     We acquired the general and limited partnership interests of FUNimation in May 2005, a leading anime content provider in the United States, for $100.4 million subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement. We funded the acquisition with cash, debt and 1,827,486 shares of Navarre common stock. During February 2006, we received a purchase price adjustment for approximately $11.1 million in conection with the acquisition (see Note 3 to the consolidated financial statements). In addition, during the five-year period following the close of the transaction, we may pay up to $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. This acquisition resulted in an increase to revenues and profits in our publishing business in fiscal 2006.

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
Revenue Recognition
     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2006, 2005 and 2004. Under specific conditions, we permit our customers to return products. We record a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our average historical gross profit percent against averages sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Our actual sales return rates have averaged between 13% to 17% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.
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
Production Costs and License Fees
     In accordance with accounting principles generally accepted in the United States and industry practice, the Company amortizes the costs of production using the individual-film-forecast method under which such costs are amortized for each title or group of titles in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized for such titles. All exploitation costs, including advertising and marketing costs are expensed as incurred.
     Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title or group of titles basis, which may result in a change in the rate of amortization and/or a write-down of the asset to estimated fair value. The Company determines the estimated fair value for properties based on the estimated future ultimate revenues and costs in accordance with SOP No. 00-2.
     Any revisions to ultimate revenues can result in significant quart-to-quarter end year-to-year fluctuation in production cost write-downs and amortization. The commercial potential of individual films varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films will have on the Company’s results of operations. Significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on the release schedules, broadcast dates, the timing of advertising campaigns and the relative performance of the individual films.
     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation/royalty costs earned by the program suppliers. Participation/royalty costs are accrued/expensed in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.

Allowance for Doubtful Accounts
     We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We make estimates of the uncollectibility of our accounts receivable balances with independent labels. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. Our largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy, such as the bankruptcy of a major retailer in fiscal 2006 which resulted in a write-off of $12.2 million. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.
Goodwill and Intangible Assets
     We review goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We have no goodwill associated with our distribution segment, while our publishing segment has goodwill. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. Our goodwill consisted of $81.2 million and $9.8 million as of March 31, 2006 and 2005, respectively. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.
     We also assess potential impairment of goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset's carrying value unlikely. The amount of impairment loss would be recognized as the excess of the asset's carrying value over its fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
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
Inventory Valuation
     Our inventories are recorded at the lower of cost or market. We use certain estimates and judgments to properly value inventory. We monitor our inventory to ensure that we properly identify inventory items that are slow-moving and non-returnable, on a timely basis. A significant risk in our distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. A significant risk in our publishing business is that certain products may run out of shelf life and be returned by our customers. Generally, these products can be sold in bulk to a variety of liquidators. We establish reserves for the difference between carrying value and estimated realizable value in the periods when we first identify the lower of cost or market issue. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the determination is made.
Income Taxes
     Income taxes are recorded under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried a valuation allowance against our net deferred tax assets at March 31, 2006 of $1.0 million, and a valuation allowance against our net deferred tax assets at March 31, 2005 related to the variable interest entity (“VIE”), Mix & Burn, of $974,000. We expect to operate on a fully taxable basis for fiscal 2007.
Contingencies and Litigation
     There are various claims, lawsuits and pending actions against us. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe that the ultimate resolution of existing actions will not have a materially adverse effect on our consolidated financial statements (see Note 21 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to existing actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.
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

	Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2006	2005	2004
Net sales
Distribution	$621,739	$556,927	$444,743
Publishing	127,612	95,777	46,177
Other	424	352	—

Net sales before inter-company eliminations	749,775	653,056	490,920
Inter-company eliminations	(63,649)	(56,441)	(20,043)

Net sales as reported	$686,126	$596,615	$470,877

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Fiscal Years Ended March 31,
	2006	2005	2004
Net sales:
Distribution	90.6%	93.3%	94.4%
Publishing	18.6	16.1	9.8
Other	0.1	0.1	—
Elimination of sales	(9.3)	(9.5)	(4.2)

Total net sales	100.0	100.0	100.0
Cost of sales — exclusive of depreciation and amortization	84.4	84.7	87.7

Gross profit	15.6	15.3	12.3
Selling and marketing	4.3	3.6	3.6
Distribution and warehousing	1.5	1.5	1.3
General and administrative	6.4	8.0	5.5
Bad debt	1.7	—	—
Depreciation and amortization	1.3	0.6	0.4

Total operating expenses	15.2	13.7	10.8

Income from operations	0.4	1.6	1.5
Interest expense	(1.6)	(0.1)	(0.1)
Interest income	0.1	0.1	0.1
Debt extinguishment	—	—	(0.2)
Deconsolidation of variable interest entity	0.3	—	—
Warrant expense	(0.1)	—	—
Other income (expense), net	0.1	—	—

Net (loss) income, before tax	(0.8)	1.6	1.3
Tax benefit	0.3	0.1	0.1

Net (loss) income	(0.5)%	1.7%	1.4%

     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon bank borrowings, obtaining additional financing when required, dependency upon software developers and manufacturers, dependency upon recording artists, risks of returns and inventory obsolescence, effect of technology developments, effect of free music downloads, change in retailers methods of distribution and the possible volatility of our stock price. See also “Business — Forward-Looking Statements/Risk Factors” in Item 1A of this Form 10-K.
Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music, and DVD video, as well as independent music.
Fiscal 2006 Results Compared With Fiscal 2005
     Net Sales
     Net sales for the distribution segment were $621.7 million (before intercompany eliminations) for fiscal 2006 compared to $556.9 million (before intercompany eliminations) for fiscal 2005. The $64.8 million or 11.6% increase in net sales for fiscal 2006 was principally due to increases in sales in all categories, except for major label music as the Company exited this category in fiscal 2006. Sales increased by $9.6 million due to the transfer of a third party software products distribution relationship with a major mass merchandiser from the publishing segment. Sales also increased in the software product group to $448.7 million for fiscal 2006 compared to $399.3 million for fiscal 2005. The increase in net sales in this product group was primarily due to continued increases in a variety of software categories, including internet security utility products where sales remained strong due to continued demand. DVD video grew to $52.8 million for fiscal 2006 from $38.9 million in fiscal 2005 and video games increased to $39.9 million in fiscal 2006 from $30.0 million in fiscal 2005, due to increased publisher and customer rosters and strong releases throughout the year. Independent music net sales increased to $71.9 million from $64.8 million in the prior year due to significant title releases during fiscal 2006. Major label music net sales decreased to $8.4 million for fiscal 2006 from $23.9 million for fiscal 2005 due to a change in buying patterns at a major retailer and the Company’s decision to exit this category during fiscal 2006. The Company exited the major label music category to focus its resources on other product categories. The Company believes future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and the strength of the retail environment.
     Gross Profit
     Gross profit for the distribution segment was $59.6 million or 9.6% of net sales for fiscal 2006 compared to $59.9 million or 10.8% of net sales for fiscal 2005. The decrease in gross profit as a percent of net sales for fiscal 2006 was primarily due to the write-off of balances related to an independent music labels and higher sales of products with lower gross margins, such as video games. We typically incur lower operating costs as a result of the non-returnable nature of the terms of sales related to the video games category. As sales in the video games product category increase, as a portion of our total net sales, we anticipate a continued reduction in our overall gross margin percent. We expect gross profit to fluctuate depending upon the make-up of product sold in each quarter. To the extent we continue to grow the distribution segment’s share of legacy products from large vendors at a rate faster than certain entertainment products from the smaller vendors, we would expect an overall margin decrease.
     Operating Expenses
     Total operating expenses for the distribution segment were $68.2 million or 11.0% of net sales for fiscal 2006 compared to $62.1 million or 11.2% of net sales for fiscal 2005. Overall expenses for selling and marketing and bad debt expense increased, which were partially offset by a decrease in general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $17.3 million or 2.8% of net sales for fiscal 2006 compared to $14.4 million or 2.6% of net sales for fiscal 2005. The increase as a percent of net sales for fiscal 2006 resulted primarily from increased sales freight costs and commissions. Freight costs as a percent of net sales, increased to 1.8% for fiscal 2006 compared to 1.7% for fiscal 2005. The increased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to store locations versus distribution centers and fuel surcharges. Sales commissions increased due to charges relating to merchandising services at a major mass merchandiser.

     Distribution and warehousing expenses for the distribution segment were $10.1 million or 1.6% of net sales for fiscal 2006 compared to $8.8 million or 1.6% of net sales for fiscal 2005.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $29.8 million or 4.8% of net sales for fiscal 2006 compared to $36.7 million or 6.6% of net sales for fiscal 2005. Fiscal 2005 included $2.5 million of incentive-based deferred compensation expense related to the CEO’s employment agreement and $5.8 million to acquire the remaining twenty percent ownership position in Encore. The decrease from fiscal 2005 is also due to a reduction in bonus expense of approximately $1.9 million due to the overall performance of the Company. These decreases were partially offset by an increase in professional and legal fees of approximately $800,000 and an increase in employee health benefits of approximately $1.0 million.
     Bad debt expense was $8.8 million or 1.4% as a percent of net sales for fiscal 2006 compared to $330,000 for fiscal 2005. The increase was due to the write-off of an accounts receivable of $9.0 million due to the bankruptcy of a major retailer. This was partially offset by some recoveries of other accounts receivable.
     Depreciation and amortization for the distribution segment was $2.2 million for fiscal 2006 compared to $1.8 million for fiscal 2005. The increase is principally due to the new warehouse system and equipment.
     Net operating loss for the distribution segment was $8.6 million for fiscal 2006 compared to a net operating loss of $2.2 million for fiscal 2005.
Fiscal 2005 Results Compared With Fiscal 2004
     Net Sales
     Net sales for the distribution segment were $556.9 million (before intercompany eliminations) for fiscal 2005 compared to $444.7 million (before intercompany eliminations) for fiscal 2004. The 25.2% increase in net sales for fiscal 2005 was primarily due to increases in the software and video games product groups. Sales increased in the software product group to $399.3 million for fiscal 2005 compared to $311.9 million for fiscal 2004. The increase in net sales in this product group was primarily due to continued increases in a variety of software categories, including internet security utility products where sales remained strong due to continued demand. Major label music and DVD video was $62.8 million in fiscal 2005 compared to $49.3 million in fiscal 2004. The increase in net sales in this product group was primarily due to the addition of new customers and store openings of existing customers. Video games increased to $30.1 million in fiscal 2005 compared to $21.8 million in fiscal 2004 due to an increase in penetration of our existing customer base. Independent music increased to $64.7 million in fiscal 2005 compared to $61.7 million in fiscal 2004 due to additional growth from catalog product sales as well as sales resulting from new label relationships.
     Gross Profit
     Gross profit for the distribution segment was $59.9 million or 10.8% of net sales for fiscal 2005 compared to $48.7 million or 11.0% of net sales for fiscal 2004. The slight decrease in gross profit as a percent of net sales for fiscal 2005 was due to higher sales of products with lower gross margins, such as video games. We typically incur lower operating costs as a result of the “one-way” terms of sales related to the video games category.
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
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $37.1 million or 6.7% of net sales for fiscal 2005 compared to $21.7 million or 4.9% of net sales for fiscal 2004. The increase in general and administration expenses was primarily due to compensation expense of $5.8 million to acquire the remaining twenty percent ownership position in Encore, incentive-based deferred compensation expense of $2.5 million and compensation expense of $288,000 related to the CEO’s employment agreement, $388,000 related to a former CFO’s separation agreement, expense of $1.2 million related to Sarbanes-Oxley Act of 2002 compliance and FUNimation transaction expenses of $578,000.
     Depreciation and amortization for the distribution segment was $1.8 million for fiscal 2005 compared to $1.3 million for fiscal 2004. This increase was due to the new warehouse and warehouse systems.
     We had a net operating loss for the distribution segment of $2.2 million for fiscal 2005 compared to net income of $9.3 million for fiscal 2004.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, the assets of BCI on November 3, 2003 and the assets of Encore on July 31, 2002. Results are included from dates of acquisition.
Fiscal 2006 Results Compared With Fiscal 2005
     Net sales for the publishing segment were $127.6 million (before intercompany eliminations) for fiscal 2006 and $95.8 million (before intercompany eliminations) for fiscal 2005. Of the change in net sales, FUNimation contributed $37.2 million during fiscal 2006. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a $9.6 million decrease in fiscal 2006 net sales. The publishing segment benefited from a strong performance of the new release, He-Man and the Masters of the Universe DVD and new versions of Print Shop and Print Master, during fiscal 2006.
     Gross profit for the publishing segment was $47.4 million or 37.1% as a percent of net sales for fiscal 2006 and $31.4 million or 32.8% as a percent of net sales for fiscal 2005. The gross margin rate increase was primarily due to the transfer of a third-party software products distribution arrangement with a mass merchandiser carrying lower than average profit margins to the distribution segment in fiscal year 2005. In addition, FUNimation’s product mix increased profit margins for fiscal 2006.
     Operating expenses for the publishing segment were $34.5 million, or 27.0% of net sales, for fiscal 2006 and $17.3 million, or 18.1% of net sales for fiscal 2005. The expense increase in fiscal 2006 was primarily due to the addition of FUNimation in May 2005, which added $17.8 million in additional expense, including $5.0 million of period amortization of intangibles related to purchase accounting and the write-off of an accounts receivable of $3.2 million due to the bankruptcy of a major retailer. Amortization expense was reduced by $2.2 million based on the adjusted purchase price allocation in the fourth quarter of fiscal 2006. The increase is also due to the advertising and marketing of new front line products, primarily He-Man and the Masters of the Universe DVD. These increases were partially offset by a reduction in bonus expense of approximately $850,000 due to the performance of the Company.
     The publishing segment had operating income of $12.9 million for fiscal 2006 and operating income of $14.0 million for fiscal 2005.

Fiscal 2005 Results Compared With Fiscal 2004
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
     Gross profit for the publishing segment was $31.4 million or 32.8% as a percent of net sales for fiscal 2005 and $9.3 million or 20.1% as a percent of net sales for fiscal 2004. The lower gross profit in fiscal year 2004 was primarily due to an impairment charge for $5.6 million related to software development costs.
     Operating expenses for the publishing segment were $17.3 million, or 18.1% of net sales, for fiscal 2005, including $17.1 million for sales and marketing expenses, $8.5 million for general and administration expenses and $1.7 million for depreciation and amortization expense. For fiscal 2004, operating expenses were $11.2 million, or 24.2% of net sales, including $6.5 million for sales and marketing expenses, $4.0 million for general and administration expenses and $673,000 for depreciation and amortization expense. The 6.1% increase of net sales is a result of operating efficiencies.
     The publishing segment had operating income of $14.0 million for fiscal 2005 and $1.9 million for fiscal 2004.
Other Segment
     The other segment included the operations of Mix & Burn, a separate corporation whose operations were consolidated with our financial results during the period commencing December 31, 2003 in accordance with the provisions of FIN 46 (R). The variable interest entity was deconsolidated as of December 1, 2005 due to the Company’s determination that we were no longer the primary beneficiary as defined by FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
Fiscal 2006 Results Compared With Fiscal 2005
     Net sales for the other segment were $424,000 (before intercompany eliminations) for fiscal 2006 and $352,000 (before intercompany eliminations) for fiscal 2005. Gross profit for the other segment was $81,000 or 19.6% as a percent of net sales for fiscal 2006 and $65,000 or 18.5% as a percent of net sales for fiscal 2005. Total operating expenses for the other segment were $1.7 million for fiscal 2006 and $2.2 million for fiscal 2005. The other segment had operating losses of $1.8 million for fiscal 2006 and operating losses of $2.2 million for fiscal 2005.
Fiscal 2005 Results Compared With Fiscal 2004
     Net sales for the other segment were $352,000 (before intercompany eliminations) for fiscal 2005 and zero (before intercompany eliminations) for fiscal 2004. Gross profit for the other segment was $65,000 or 18.5% as a percent of net sales for fiscal 2005 and zero for fiscal 2004. Operating expenses for the other segment were $2.2 million for fiscal 2005 and $343,000 for fiscal 2004. The other segment had operating losses of $2.2 million for fiscal 2005 and operating losses of $343,000 for fiscal 2004.
Consolidated Other Income and Expense for All Periods
     Other income and expense, net, increased to expense of $8.0 million in fiscal 2006 from expense of $551,000 in fiscal 2005. Interest expense was $11.2 million for fiscal 2006 compared to $783,000 for fiscal 2005. The increase in interest expense for fiscal 2006 is a result of financing the FUNimation acquisition through bank debt and the write-off of debt acquisition costs of $239,000 associated with the previous debt agreement. Other income for fiscal 2006 consisted primarily of a vendor contract buy-out of $375,000, a gain on interest rate swaps of $623,000 and interest income of $777,000. This category in fiscal 2006 also included other income of $1.9 million related to the deconsolidation of the variable interest entity and $342,000 of warrant expense related to the March 2006 private placement.

     Other income and expense, net, decreased to expense of $551,000 in fiscal 2005 from expense of $836,000 in fiscal 2004. Interest expense was $783,000 for fiscal 2005 compared to $378,000 for fiscal 2004. Other expense in fiscal 2004 included debt extinguishment costs of $908,000.
Consolidated Income Tax Benefit for All Periods
     We recorded an income tax benefit for fiscal 2006 of $2.0 million, an income tax benefit of $1.0 million for fiscal 2005, and an income tax benefit of $583,000 for fiscal 2004. We utilized a portion of the existing net operating loss carryforwards in fiscal 2005 and fiscal 2004.
Consolidated Net Income (Loss) for All Periods
     Net (loss) income for the fiscal years 2006, 2005 and 2004 were $(3.2) million, $10.2 million and $6.8 million, respectively.
Market Risk
     The Company’s exposure to market risk is primarily due to the fluctuating interest rate associated with variable rate indebtedness. See “Item 7a — Quantitative and Qualitative Disclosure About Market Risk.”
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1—December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings, although the percentage of net sales and earnings has declined over the past fiscal years. In fiscal 2006 our third quarter earnings were not in line with our earnings trends primarily due to the impact of the bankruptcy of a major retailer and the write-off of balances of an independent label. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
     Operating Activities
     Cash used in operating activities for fiscal 2006 totaled $7.3 million and for fiscal 2005 totaled $2.5 million, while cash provided from operating activities totaled $9.0 million in fiscal 2004.
     The net cash used in operating activities for fiscal 2006 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $17.1 million, deferred taxes of $2.3 million, change in deferred revenue of $1.0 million, and a gain from the deconsolidation of Mix & Burn of $1.9 million, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the effect of the addition of the FUNimation assets and liabilities due to the acquisition: accounts receivable decreased by $8.5 million, reflecting the focus on managing working capital; inventories increased by $2.7 million, primarily reflecting higher inventories required by the Company’s $89.5 million net sales increase; prepaid expenses increased by $1.3 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $3.0 million and $11.3 million, respectively, due primarily to new content acquisitions and income taxes receivable increased $4.4 million primarily due to timing of required tax payments.
     The net cash used in fiscal 2005 mainly reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $3.9 million and executive and stock compensation expense of $8.6 million, deferred taxes of $4.8 million, and tax benefit from employee stock plans of $2.4 million, offset by our working capital demands. Accounts receivable increased by $14.5 million, reflecting the growth in sales for fiscal 2005. Inventories increased by $10.7 million, reflecting the higher inventories required by the Company’s increased sales activities. Prepaid expenses increased by $5.9 million, primarily reflecting royalty advances in the publishing business. Accounts payable increased $4.4 million, primarily as a result of increased inventory. Accrued expenses increased $6.0 million as a result of increased bonuses and royalties payable resulting from increased profitability and sales.

     The net cash provided in fiscal 2004 reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $2.1 million, executive and stock compensation expense of $2.4 million and impairment of capitalized software development costs of $5.6 million, partially offset by our working capital demands. Accounts receivable increased by $5.2 million, inventories increased by $4.3 million, and prepaids increased by $10.3 million, which were offset by the increase in accounts payable of $13.1 million, which were a result of the Company’s increased profitability and sales.
     Investing Activities
     Cash flows used in investing activities totaled $91.0 million, $3.7 million and $16.7 million in fiscal 2006, 2005 and 2004, respectively.
     Acquisition of property and equipment totaled $2.9 million, $9.4 million and $5.0 million in fiscal 2006, 2005 and 2004 respectively. Purchases of assets in fiscal 2005 primarily related to the new warehouse and warehouse system. In fiscal 2005, the purchases of fixed assets were offset by $6.4 million in proceeds from the sale and leaseback of our new building. Purchase of intangible assets totaled $644,000, $608,000 and $1.2 million for fiscal 2006, 2005 and 2004, respectively.
     Acquisition of businesses totaled $87.1 million for fiscal 2006. In May 2005 the Company completed the acquisition of FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The Company completed this acquisition to continue to build its catalog of content and grow the publishing segment.
     Acquisition of businesses totaled $10.5 million for fiscal 2004. In November 2003, the Company completed the acquisition of the assets of BCI, a provider of niche DVD and video products and in-house produced CDs and DVDs. This transaction was made to enable the Company to provide expanded content.
     Financing Activities
     Cash flows provided from financing activities totaled $97.0 million, $7.3 million and $11.8 million for fiscal 2006, 2005 and 2004, respectively.
     The Company recorded proceeds from notes payable of $141.1 million for fiscal 2006 and debt issuance costs of $3.1 million. The Company recorded $59.9 million in repayments on notes payable, net proceeds from the 2006 private placement of $18.5 million and proceeds from the exercise of common stock options and warrants of $455,000 for fiscal 2006. The Company recorded net repayments on notes payable of $651,000, proceeds from exercise of common stock options and warrants of $8.2 million, and debt issuance costs of $527,000 for fiscal 2005. The Company recorded proceeds from the exercise of common stock options and warrants of $814,000, $11.7 million from the net proceeds of the sale of common stock, net payments on notes payable of $422,000 and debt acquisition costs of $375,000 in fiscal 2004.
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
     The credit agreement was amended and restated in its entirety on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was again amended and restated in its entirety on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility, a $25.0 million five and one-half year Term Loan C sub-facility, and a five-year revolving sub-facility for up to $25.0 million. The entire $115.0 million of the Term Loan B sub-facility was drawn upon on May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. The revolving sub-facility has no borrowing base requirement.
     During fiscal 2006 we received proceeds of $140.0 million from the Term Loan B sub-facility and the Term Loan C sub-facility in conjunction with the FUNimation acquisition. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. Through March 31, 2006, the Company has paid down the $25.0 million Term Loan C sub-facility in full and repaid $34.9 million of the principal amount owed on the Term Loan B sub-facility. At March 31, 2006 there were no amounts outstanding on the revolving sub-facility and the Company did not draw on the revolving sub-facility during fiscal 2006.
     The loans under our senior credit facilities are guaranteed by our subsidiaries and are secured by a first priority security interest in all of our assets and in all of the assets of our subsidiary companies, as well as the capital stock of our subsidiary companies. During fiscal year 2006, the Company entered into several amendments to these credit facilities that, among other things, permitted the Company to (i) enter into an agreement with the FUNimation sellers that resulted in a reduction to the purchase price paid to these parties; and (ii) use the proceeds received in the March 2006 private placement, together with other available cash on hand, to pay down the Term Loan C sub-facility.
     Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts the Company may lend to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility on March 31, 2006.
Liquidity
     During fiscal 2006, we had two significant transactions, which included the following:
During March 2006, we completed a private placement in which we sold 5,699,998 shares of common stock and issued 1,425,001 shares issuable upon exercise of five year warrants exercisable at $5.00 (excluding 171,000 placement agent warrants). We sold the shares in the private placement to the selling shareholders for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds after expenses of approximately $18.5 million. The per share sales price of $3.50 represented a discount of approximately 8.4% of the closing price of our common stock on the date the purchase was completed. Net proceeds from the private placement, and additional cash reserves, were used to repay the Term Loan C sub-facility of the Credit Agreement.
On May 11, 2005 we acquired 100% of the general and limited partnership interests of FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). As consideration for the acquisition of FUNimation, the sellers of FUNimation received $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of Company common stock. In addition, during the five-year period following the closing of the transaction, we may pay up to an additional $17.0 million in cash to the FUNimation sellers if they achieve certain agreed-upon financial targets relating to the FUNimation business. This acquisition cost was funded with the debt structure discussed herein. During February 2006, the Company received approximately $11.1 million in purchase price adjustments related to the FUNimation acquisition.
     Our normal business was affected by the bankruptcy of a major retailer in fiscal 2006. However, we were able to manage our accounts receivable, inventory and accounts payable. In our business, we must estimate the likely demand for the products that we sell in order to ensure that we have enough of these products ready for shipment to our customers. Inventory increased $2.7 million due to the acquisition of FUNimation and to ensure that we had sufficient products to meet expected increasing demand for the coming months. The effect of this was that, at the end of fiscal 2006, we had higher inventory levels than March 31, 2005. Cash at March 31, 2006 was $14.3 million and we had no borrowings under the $25.0 million revolving portion of our credit facility.
     From time to time we are required to invest a significant amount of cash in our publishing segment in order to license content from third parties, and in our distribution segment in order to sign exclusive distribution agreements. Typically, these amounts are paid to third parties in connection with the signing of the applicable agreement and are recouped from the proceeds that we receive from the sale of products that result from these agreements. During fiscal 2006, we invested approximately $38.5 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.

     Our cash requirements are driven by our needs to fund increases in accounts receivable, inventories, payments of obligations to creditors and advances to acquire new content. We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements and to finance expansion plans and strategic initiatives for fiscal year 2007 and in the foreseeable future absent significant acquisitions. Our credit agreement with GE Commercial Finance provides us with $25.0 million working capital revolving credit facility, provided that we meet certain financial covenants but without reference to a borrowing base availability requirement. At March 31, 2006, this facility had no amounts outstanding.
     We have stated our plans to grow through acquisitions; however, such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2006 by fiscal year (in thousands).

		Less
		than 1	1 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$27,880	$2,941	$5,743	$4,448	$14,748
Capital leases	438	161	209	68	—
Note payable	80,130	5,000	10,000	10,000	55,130
License and distribution agreement	19,009	14,960	4,049	—	—

Total	$127,457	$23,062	$20,001	$14,516	$69,878

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
     Interest Rate Risk. Our exposure to changes in interest rates results primarily from borrowings used to fund the FUNimation acquisition. The Company uses derivative financial instruments to manage the interest rate risks associated with a portion of its variable interest rate indebtedness. As of March 31, 2006 we had $80.1 million of indebtedness, of which approximately $27.1 million was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2006, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $271,000.
     Foreign Currency Risk. We have a limited number of foreign transactions. Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Therefore, fluctuations in the value of the dollar as compared to other foreign currencies have not had an effect on us.

Item 8. Financial Statements and Supplementary Data
     The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Reports of Independent Registered Public Accounting Firms at the end of this report commencing at the pages indicated below:
All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
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
     As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     We refer you to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of our fiscal year, for information regarding this item and our directors and nominees for director. This information is incorporated by reference into this item of the report.
     Information regarding our executive officers is found in Part I, Item 1 of this report under the heading “Executive Officers of the Company”.
     We refer you to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding our Audit Committee members and “audit committee financial experts”. This information is incorporated by reference into this item of the report.
     We refer to our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.
     The information regarding the Company’s Code of Business Ethics is incorporated by reference to the information to be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year.
Item 11. Executive Compensation
     Information required under this item will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this item will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information required under this item will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information required under this item will be contained in our Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firms thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firms.

(ii)	Consolidated Balance Sheets as of March 31, 2006 and 2005 .

(iii)	Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004 .

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2006, 2005 and 2004 .

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004.

(vi)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves
Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.
(3)	Exhibits

Item
No.	Description
2.1	Asset Purchase Agreement dated November 3, 2003 between BCI Eclipse Company, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-111733)).

3.3	Certificate of Rights and Preferences of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated August 20, 1999 (File No. 0-22982)).

3.4	Form of Warrant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

3.5	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

3.6	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

4.1	Form of Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

4.2	Form of Warrant dated March 21, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

10.1 *	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.2 *	Amendment to Employment Agreement between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

10.3 *	Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.4 *	Employment Agreement between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

Item
No.	Description
10.5 *	Employment Agreement dated November 5, 2003, between BCI Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.6 *	1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.7 *	2003 Amendment to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109056)).

10.8 *	Form of Individual Stock Option Agreement under 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-68392)).

10.9 *	Form of Termination Agreement for certain of the Company’s Executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.10	Lease dated March 12, 1998 between the Company and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.11	Amendment No. 1 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.12	Amendment No. 2 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.13	Lease dated May 1, 1999 between the Company and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.14	Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.15	Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.16	First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.17	Credit Agreement dated October 3, 2001 between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22982)).

10.18	Amendment No. 1 and Limited Waiver with Respect to Credit Agreement dated March 4, 2002 (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.19	Amendment No. 2 to Credit Agreement dated August 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-22982)).

10.20	Amendment No. 3 to Credit Agreement dated March 30, 2003 (incorporated by reference to Exhibit 10.12.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.21	Amendment No. 4 to Credit Agreement dated June 24, 2003 (incorporated by reference to Exhibit 10.12.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.22	Amendment No. 5 to Credit Agreement dated October 23, 2003 (incorporated by reference to Exhibit 10.12.5 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.23	Amendment No. 6 to Credit Agreement dated November 5, 2003 (incorporated by reference to Exhibit 10.12.6 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.24	Separation Agreement dated as of March 1, 1999 between the Company and NetRadio Corporation (incorporated by

Item
No.	Description
reference to Exhibit 10.16 to NetRadio Corporation’s Form S-1/A Registration Statement (File No. 333-73261)).

10.25	Term Note dated October 14, 1999, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

10.26	Amendment No. 1 to Term Note dated March 26, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.1 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.27	Amendment No. 2 to Term Note dated March 30, 2001, between the Company and NetRadio Corporation (incorporated by reference to Exhibit 10.2 to NetRadio Corporation’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-27575)).

10.28	Form of Warrant dated May 1, 1998 issued to investors in connection with the Company’s May 1, 1998 private placement of Class A Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated May 1, 1998 (File No. 0-22982)).

10.29	Amended and Restated Asset Purchase Agreement effective as of July 10, 2002 by and between the Company and Encore Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.30	Amendment No. 1 to Asset Purchase Agreement effective as of July 31, 2002, by and among the Company, Encore Software, Inc. and Encore Acquisition Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 14, 2002 (File No. 0-22982)).

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.32	Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.33	Addendum to Incentive Stock Option Agreement dated November 13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.34	Form of Securities Purchase Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.35	Form of Registration Rights Agreement dated as of December 15, 2003 among the Corporation and the various purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2003 (File No. 0-22982)).

10.36	Form of Separation Agreement with Charles E. Cheney dated April 30, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.37	Form of Assignment of Lease between BCI Eclipse LLC and BCI Eclipse Company, LLC dated November 3, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.38	Form of Amendment No. 7 to Credit Agreement dated January 26, 2004 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.39	Form of Amendment No. 8 to Credit Agreement dated March 9, 2004 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.40	Form of Amendment No. 9 to Credit Agreement dated March 30, 2004 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.41	Form of Amended and Restated Credit Agreement with General Electric Capital Corporation dated June 18, 2004 (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.42	Form of Lease Agreement between the Company and NL Ventures IV New Hope, L.P. dated May 27, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.43	Form of Third Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated February 23, 2004 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

Item
No.	Description
10.44	Form of Fourth Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated June 2004 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.45	Amendment No. 2 to Lease Agreement between Airport One Limited Partnership and the Company dated March 21, 2004 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.46	Addendum to Lease Agreement between Cambridge Apartments, Inc. and the Company dated May 27, 2004 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.47	Form of BCI Eclipse Lease Agreement effective October 1, 1999 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.48	First Amendment to BCI Eclipse Lease Agreement made as of January 5, 2000 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.49	Amended and Restated Credit Agreement dated June 18, 2004 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.50	Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated August 25, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.51	Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated October 18, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.52	Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to an office facility in El Segundo, California (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.53	Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.54	Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.55	Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.56	Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.57 *	Navarre Corporation 2004 Stock Plan (incorporated by reference to Exhibit D to the Company’s Proxy Statement filed July 27, 2004 (File No. 0-22982)).

10.58*	Form of 2004 Stock Plan Incentive Stock Option Agreement.

10.59*	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement.

10.60	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.61	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3 filed September 28, 2004 (File No. 333-119260)).

10.62	FUNimation Partnership Interest Purchase Agreement, dated January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

Item
No.	Description
10.63	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.64*	Form of Gen Fukanaga Employment Agreement (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.65	Form of Escrow Agreement (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.66	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.68	Form of Release (incorporated by reference to Exhibit 10.1(f) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.69	Limited Waiver and Third Amendment to Amended and Restated Credit Agreement, filed January 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.70	Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and the Company dated November 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.71	Form of Addendum #3 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.72	Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.73	Limited Waiver With Respect To Amended and Restated Credit Agreement dated March 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.74	Stock Purchase Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.75	Registration Rights Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.76	Amendment to Stock Purchase Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.77	Amendment to Registration Rights Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.78	Limited Waiver with Respect to Amended and Restated General Electric Capital Corporation Credit Agreement dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.79	Pledge Agreement between the Company and General Electric Capital Corporation related to Encore shares dated March 31, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.80	Amendment No. 1 to Partnership Interest Purchase Agreement dated May 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.81	Second Amended and Restated Credit Agreement dated as of May 11, 2005 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.82	Form of Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.83	Form of Limited Waiver to General Electric Capital Corporation Second Amended and Restated Credit Agreement dated June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

Item
No.	Description
10.84	Office Lease dated August 1, 2004 between Cocanaugher Asset #1, Ltd. and FUNimation Productions, Ltd.

10.85	Letter dated June 14, 2005 regarding Company’s policy to use straight-line method of depreciation from Grant Thornton LLP.

10.86	Form of Addendum #6 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-22982)).

10.87	First Amendment and Limited Waiver to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated October 14, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 14, 2005 (File No. 000-22982)).

10.88	Limited Waiver with Respect to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated November 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 18, 2005 (File No. 000-22982)).

10.89*	Executive Severance Agreement between the Company and J. Reid Porter dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 12, 2005 (File No. 000-22982)).

10.90	Amendment No. 4. to Standard Commercial Lease between Airport One Limited Partnership and the Company dated February 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 000-22982)).

10.91	Memorandum of Understanding between the Company and the FUNimation sellers dated February 7, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 7, 2006 (File No. 000-22982)).

10.92	Limited Waiver and Second Amendment with Respect to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated February 7, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 7, 2006 (File No. 000-22982)).

10.93*	Navarre Corporation Amended and Restated 2004 Stock Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed February 22, 2006 (File No. 000-22982)).

10.94*	Form of Lock-Up Agreement regarding the Navarre Corporation Stock Option Acceleration effective March 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 20, 2006 (File No. 000-22982)).

10.95	Form of Securities Purchase Agreement between the Company and various purchasers dated March 21, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

10.96	Form of Registration Rights Agreement between the Company and various purchasers dated March 21, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

10.97	Third Amendment to the Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated March 21, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 21, 2006 (File No. 000-22982)).

10.98 ✓	Addendum #7 to Licensing and Distribution Agreements (2004-2005) and (2005-2007).

10.99*	Fiscal Year 2007 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.100*	Form of Navarre Corporation 2004 Stock Plan Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.101*	Form of Navarre Corporation 2004 Stock Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.102*	Form of Navarre Corporation 2004 Stock Plan TSR Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.103*	Form of Navarre Corporation 2004 Stock Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

14.1	The Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

21.1	Subsidiaries of the Registrant.

23.1R ✓	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

23.2 ✓	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP

24.1 ✓	Power of Attorney, contained on signature page

31.1 ✓	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2 ✓	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1 ✓	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 ✓	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Indicates management contract or compensatory plan or agreement.

✓	filed herewith

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)

June 14, 2006	By	/s/ Eric H. Paulson

Eric H. Paulson
Chairman of the Board
and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Eric H. Paulson and J. Reid Porter, or either of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date
/s/ Eric H. Paulson	Chairman of the Board and Chief Executive Officer	June 14, 2006

Eric H. Paulson	(principal executive officer)

/s/ J. Reid Porter	Chief Financial Officer (principal financial	June 14, 2006

J. Reid Porter	and accounting officer)

/s/ Charles E. Cheney	Director	June 14, 2006

Charles E. Cheney

/s/ Keith A. Benson	Director	June 14, 2006

Keith A. Benson

/s/ Timothy R. Gentz	Director	June 14, 2006

Timothy R. Gentz

/s/ James G. Sippl	Director	June 14, 2006

James G. Sippl

/s/ Michael L. Snow	Director	June 14, 2006

Michael L. Snow

/s/ Tom Weyl	Director	June 14, 2006

Tom Weyl

/s/ Dickinson G. Wiltz	Director	June 14, 2006

Dickinson G. Wiltz

/s/ Richard Gary St. Marie	Director	June 14, 2006

Richard Gary St. Marie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited the accompanying consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Navarre Corporation and subsidiaries is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic 2006 and 2005 consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Navarre Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, management’s assessment that Navarre Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended March 31, 2006 and our report dated June 12, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Navarre Corporation
We have audited the accompanying consolidated statement of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Navarre Corporation for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
May 13, 2004

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$14,296	$15,571
Note receivable, related parties	200	200
Accounts receivable, less allowance for doubtful accounts, vendor advances and sales returns of $19,345 and $13,815, respectively	87,653	88,732
Inventories	43,624	40,759
Prepaid expenses and other current assets	11,273	15,303
Income taxes receivable	4,408	—
Deferred tax assets — current	8,830	7,398

Total current assets	170,284	167,963
Property and equipment, net of accumulated depreciation of $8,349 and $7,259, respectively	10,298	8,152
Other assets:
Notes receivable, related parties	—	200
Goodwill	81,202	9,832
Intangible assets, net of amortization of $8,258 and $2,369, respectively	20,863	5,198
License fees, net of amortization of $5,334	13,347	—
Interest rate swap	37	—
Other assets	13,583	4,547

Total assets	$309,614	$195,892

Liabilities and shareholders’ equity
Current liabilities:
Note payable	$5,000	$250
Capital lease obligation — short term	115	84
Accounts payable	97,923	96,387
Income taxes payable	—	8
Warrant liability	2,236	—
Accrued expenses	16,646	15,067

Total current liabilities	121,920	111,796
Long-term liabilities
Note payable — long-term	75,130	—
Capital lease obligation — long-term	222	237
Deferred compensation	5,272	4,984
Deferred tax liabilities — non-current	770	1,591
Other long-term liabilities	760	—

Total liabilities	204,074	118,608

Commitments and contingencies (Note 21)

Temporary-equity — Unregistered common stock, no par value; 5,699,998 issued and outstanding (Note 18)	16,634	—

Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 29,911,097 and 27,896,080, respectively	138,292	123,481
Accumulated other comprehensive income (loss)	23	—
Accumulated deficit	(49,409)	(46,197)

Total shareholders’ equity	88,906	77,284

Total liabilities and shareholders’ equity	$309,614	$195,892

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2006	2005	2004
Net sales	$686,126	$596,615	$470,877
Cost of sales (exclusive of depreciation and amortization)	579,033	505,263	412,856

Gross profit	107,093	91,352	58,021
Operating expenses:
Selling and marketing	29,320	21,483	16,895
Distribution and warehousing	10,087	8,848	6,000
General and administrative	43,632	47,365	26,182
Bad debt expense (recovery)	12,111	423	(123)
Depreciation and amortization	9,259	3,522	2,000

Total operating expenses	104,409	81,641	50,954

Income from operations	2,684	9,711	7,067
Other income (expense):
Interest expense	(11,217)	(783)	(378)
Interest income	777	473	446
Deconsolidation of variable interest entity	1,896	—	—
Debt extinguishment	—	—	(908)
Warrant expense	(342)	—	—
Derivative gain (loss)	623	—	—
Other income (expense), net	390	(241)	4

Net income (loss) before income tax	(5,189)	9,160	6,231
Income tax benefit	2,014	1,006	583

Net income (loss)	$(3,175)	$10,166	$6,814

Earnings (loss) per common share:
Basic	$(.11)	$.38	$.30

Diluted	$(.11)	$.35	$.28

Weighted average shares outstanding:
Basic	29,898	26,830	22,780
Diluted	29,898	28,782	24,112
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’	Temporary Equity — Unregistered Common Stock
	Shares	Amount	Deficit	Income (Loss)	Equity	Shares	Amount
Balance at March 31, 2003	21,616,187	$91,404	$(63,141)	$—	$28,263	—	$—
Shares issued upon exercise of stock options	570,231	814	—	—	814	—	—
Shares issued with private placement	2,631,547	11,735	—	—	11,735	—	—
Shares issued with acquisition of BCI	1,000,000	5,080	—	—	5,080	—	—
Value of warrants issued to Hilco	—	372	—	—	372	—	—
Other — variable interest entity	—	36	(36)	—	—	—	—
Net income	—	—	6,814	—	6,814	—	—

Balance at March 31, 2004	25,817,965	109,441	(56,363)	—	53,078	—	—
Shares issued upon exercise of stock options and warrants	1,778,115	8,238	—	—	8,238	—	—
Shares issued upon repurchase of Encore stock	300,000	2,400	—	—	2,400	—	—
Tax benefit from employee stock option plans	—	2,428	—	—	2,428	—	—
Stock-based compensation expense	—	269	—	—	269	—	—
Reclassification of stock-based compensation accrual	—	705	—	—	705	—	—
Net income	—	—	10,166	—	10,166	—	—

Balance at March 31, 2005	27,896,080	123,481	(46,197)	—	77,284	—	—
Shares issued upon exercise of stock options and warrants	187,531	455	—	—	455	—	—
Shares issued with acquisition of FUNimation	1,827,486	14,144	—	—	14,144	—	—
Shares issued with private placement, net of expenses $1,421	—	—	—	—	—	5,699,998	16,634
Other	—	(37)	(37)	—	(74)	—	—
Tax benefit from employee stock option plans	—	249	—	—	249	—	—
Net loss	—	—	(3,175)	—	(3,175)	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	23	23	—	—

Comprehensive loss	—	—	—	—	(3,152)	—	—

Balance at March 31, 2006	29,911,097	$138,292	$(49,409)	$23	$88,906	5,699,998	$16,634

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(3,175)	$10,166	$6,814
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,384	3,673	2,000
Amortization of deferred financing costs	523	240	87
Write-off of acquisition costs	239	—	—
Amortization of license fees	5,334	—	—
Amortization of production costs	1,875	—	—
Change in deferred revenue	(954)	—	—
Stock-based compensation expense	—	269	705
Deferred compensation expense	288	2,838	1,738
Compensation expense incurred with repurchase of Encore Stock	—	5,800	—
Expense related to warrant exercise	—	—	372
Write-off of notes receivable	200	200	200
Impairment of capitalized software development costs	—	465	5,588
Tax benefit from employee stock option plans	249	2,428	—
Loss on disposal of property and equipment	37	82	—
Deferred income taxes	(2,266)	(4,771)	(1,036)
Change in fair market value of warrants	342	—	—
Gain on deconsolidation of variable interest entity	(1,896)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,483	(14,459)	(5,212)
Inventories	(2,671)	(10,702)	(4,252)
Prepaid expenses	(1,302)	(5,925)	(10,284)
Income taxes receivable	(4,408)	—	—
Other assets	143	(3,129)	(7)
Production costs	(3,044)	—	—
License fees	(11,263)	—	—
Accounts payable	(731)	4,441	13,115
Income taxes payable	(8)	(113)	121
Accrued expenses	(2,684)	5,992	(992)

Net cash (used in) provided by operating activities	(7,305)	(2,505)	8,957
Investing activities:
Acquisitions, net of cash acquired	(87,085)	—	(10,465)
Purchases of property and equipment	(2,899)	(9,375)	(5,048)
Proceeds from sale of property and equipment	—	—	60
Net proceeds from sale leaseback	—	6,401	—
Purchases of intangible assets	(644)	(608)	(1,246)
Payment of earn-out related to an acquisition	(350)	(88)	—
Deconsolidation of variable interest entity	(18)	—	—

Net cash used in investing activities	(90,996)	(3,670)	(16,699)
Financing activities:
Proceeds from note payable, bank	—	117,197	75,930
Payments on note payable, bank	—	(117,197)	(75,930)
Repayment of note payable	(59,870)	(651)	(1,073)
Proceeds of note payable	141,075	250	651
Debt acquisition costs	(3,071)	(527)	(375)
Repayments of capital lease obligations	(91)	(59)	—
Proceeds from sale of common stock and warrants	18,528	—	11,735
Proceeds from exercise of common stock options and warrants	455	8,238	814

Net cash provided by financing activities	97,026	7,251	11,752

Net increase (decrease) in cash	(1,275)	1,076	4,010
Cash at beginning of year	15,571	14,495	10,485

Cash at end of year	$14,296	$15,571	$14,495

Supplemental cash flow information:
Cash paid for:
Interest	$9,328	$771	$353
Income taxes	4,421	1,449	324

	Fiscal Years ended March 31,
	2006	2005	2004
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$1,656	$—	$—
Reclassification of stock compensation accrual to shareholders’ equity	—	705	—
Purchase price adjustments affecting: accounts receivable, prepaid expenses, goodwill and accounts payable	—	627	—
Capital lease obligations incurred for the purchase of computer equipment	107	380	—
Reclassification of prepaid rent to long-term rent	—	450	—
Reclassification of prepaid royalties to other assets	5,363	—	—
Acquisition:
Fair value of assets acquired	$114,484	$—	$21,379
Less: Assumed liabilities	9,116	—	5,834
Fair value of stock issued	14,144	—	5,080
Cash acquired	4,139	—	—

Acquisition net of cash acquired	$87,085	$—	$10,465

Deconsolidation of variable interest entity:		—	—
Assets, including cash	$642	$—	$—
Less: Liabilities and shareholders’ equity	2,501	—	—

Net liabilities and shareholders’ equity	$1,859	$—	$—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
Note 1 Business Description
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Historically, the business was divided into two business segments — Distribution and Publishing. Through the distribution and publishing business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. During fiscal 2006, the Company expanded its segments to include a segment which is titled “other” and includes the operations of a variable interest entity as further discussed below. The other segment was deconsolidated during the third quarter of fiscal 2006 as further discussed below. The Company’s broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. The Company’s customer base includes over 500 individual customers with over 19,000 locations, certain of which are international locations.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and independent and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD video, and video games and accessories, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software, CD audio, and DVD video titles. The publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution business. The publishing business currently consists of Encore Software, Inc. and BCI Eclipse Company, LLC. Encore, which was acquired in July 2002, licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI, which was acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. The Company acquired FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”) in May of 2005, which is a publisher and licensor of Japanese animation and entertainment video products for children and young adults.
     The other segment includes the operations of Mix & Burn, Inc., (“Mix & Burn”), a separate corporation whose operations were consolidated with our financial results during the periods from December 31, 2003 to December 31, 2005 in accordance with the provisions of FIN 46(R). The variable interest entity was deconsolidated as of December 1, 2005 due to the Company’s determination that the Company is no longer the primary beneficiary as defined by FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
Note 2 Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BCI Eclipse Company, LLC (“BCI”), Encore Software, Inc. (“Encore”), FUNimation, and Mix & Burn, a variable interest entity (collectively referred to herein as the “Company”). Prior to March 2005, Encore was a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
     In light of the addition of Mix & Burn in the consolidated financial statements of the Company, Navarre re-evaluated its application of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS 131”) and revised its operating and reportable segments. The Company’s historical presentation of segment data consisted of two operating and reportable segments — distribution and publishing. The Company’s restated presentation includes three operating and reportable segments — distribution, publishing and other.

Fiscal Year
     References in these footnotes to fiscal 2006, 2005 and 2004 represent the twelve months ended March 31, 2006, March 31, 2005 and March 31, 2004.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable, vendor advances, inventories, goodwill, intangible assets, prepaid royalties, production costs, license fees, income taxes and the adequacy of certain accrued liabilities and reserves. Actual results could differ from these estimates.
Reclassifications
     Certain amounts included in the consolidated financial statements have been reclassified in prior years to conform with the current year presentation.
Fair Value of Financial Instruments
     The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.
Cash and Cash Equivalents
     The Company considers short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
Derivatives and Hedging
     The Company accounts for derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statements of operations as (gain) loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in shareholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. The Company enters into interest rate derivative instruments for the purpose of economically hedging interest rate risk and not for speculative activity. The Company’s economic hedging activities include the use of swaps, in the case of interest rate derivatives. (See further discussion of Derivative Instruments in Note 15).
     In accordance with the interpretive guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company values warrants issued in connection with the March 2006 private placement as a derivative liability. The Company must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in the stock price, the computed volatility of the stock price and other assumptions. The change in value is reflected in the consolidated statements of operations as income or expense. For the year ended March 31, 2006, the Company recognized an expense of $342,000 upon valuation of warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on the consolidated balance sheets as a short-term liability and was $2.2 million at March 31, 2006. This warrant liability will remain until the warrants are exercised, expire, or other events, the timing of which may be outside our control.

Research and Development — Mix & Burn
     Research and development costs for the other segment of approximately $347,000, $765,000 and $166,000 were charged to expense for the periods ended March 31, 2006, 2005 and 2004, respectively.
Inventories
     Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. The Company monitors its inventory to ensure that it properly identifies, on a timely basis, inventory items that are slow-moving and non-returnable. A significant risk in the Company’s distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. A significant risk in the Company’s publishing business is that certain products may run out of shelf life and be returned. Generally, these products can be sold in bulk to a variety of liquidators. The Company establishes reserves for the difference between carrying value and estimated realizable value in the periods when the Company first identifies the lower of cost or market issue. The Company’s accounting policy is to record inventory acquired in a business combination at fair value, defined as the estimated selling price less the costs of disposal and a reasonable selling margin. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.
Prepaid Royalties
     In the distribution segment, the Company regularly commits to and pays advance royalties to its independent music labels (“Labels”) in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in FASB Statement No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the Labels are capitalized as assets. The decision to capitalize an advance as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the Labels, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. Otherwise, the prepaid royalties are expensed as earned by the Labels. All advances are assessed for recoverability periodically and at a minimum on a quarterly basis.
Royalties Payable – SOP 00-2
     Royalties payable represent management’s estimate of accrued and unpaid participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received.
     The Company expects to pay 100% of accrued royalties related to FUNimation in the amount of $2.9 million during the period ended March 31, 2007.
Advertising
     Advertising costs are expensed as incurred. Advertising expense was $2.6 million, $428,000 and $783,000 for the periods ended March 31, 2006, 2005 and 2004, respectively.
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is recorded over estimated useful lives, ranging from three to twenty five years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. The straight-line method of depreciation was adopted for all property and equipment placed into service after March 31, 2004. For property and equipment placed into service prior to April 1, 2004, except leasehold improvements, depreciation is provided using accelerated methods. The change in accounting principle to the use of straight-line depreciation was made to reflect a better matching of expense to the use of the equipment and the new method is prevalent in the industry in which the Company operates. Under the accelerated method, depreciation expense would have been higher by $559,000 in fiscal 2005 for new additions. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Buildings	25
Furniture and fixtures	7
Office equipment	5
Computer equipment	3
Warehouse equipment	5
Leasehold improvements	5-10

     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.
Production Costs
     Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. Costs of produced films and television programs include all production costs, which are expected to be recovered from future revenues. Amortization of production costs is determined based on the ratio that current revenue earned from the films and television programs bear to the ultimate future revenue, as defined by American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films.
     When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.
License Fees
     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation/royalty costs earned by the program suppliers. Participation/royalty costs are accrued/expensed in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
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
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated the systematic amortization of goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company has no goodwill associated with its distribution segment. The publishing segment has three reporting units that have goodwill — Encore, BCI and FUNimation. The Company determines fair value using widely accepted valuation techniques. These types of analyses require the Company to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies.
     In the fourth quarter of fiscal 2006 and 2005, the Company completed its annual impairment testing of goodwill related to the acquisitions of Encore, BCI and FUNimation and determined that there were no impairments.
Intangible Assets
     Intangible assets include masters acquired during the acquisition of BCI, masters acquired from independent parties, license relationships and trademarks related to the FUNimation acquision, and other intangibles. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to seven and one half years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis.
Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $827,000 and $502,000 at March 31, 2006 and 2005, respectively. Amortization expense of $523,000, $240,000 and $87,000 for the periods ended March 31, 2006, 2005 and 2004, respectively, are included in interest expense in the accompanying consolidated statements of operations. During fiscal 2006, the Company wrote-off $239,000 in debt acquisition costs related to the previous debt agreement.
Operating Leases
     The Company conducts substantially all operations in leased facilities. Leasehold allowances, rent holidays and escalating rent provisions are accounted for on a straight-line basis over the term of the lease.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for each of the following periods: fiscal 2006, 2005 and 2004. The Company, under specific conditions, permits its customers to return products. The Company records a general reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s average historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Although the Company’s past experience has been a good indicator of future reserve levels, there can be no assurance that the Company’s current reserve levels will be adequate in the future.
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
     FUNimation revenue is recognized upon meeting the recognition requirements of SOP 00-2. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
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
Market Development Funds
     In accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified market development funds deducted from payment for purchases by customers as a reduction to revenues.
Allowance for Doubtful Accounts
     The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company makes estimates of the uncollectibility of its accounts receivable, including advances and balances with independent labels. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. In the current year, the Company wrote-off $12.2 million in accounts receivable related to the bankruptcy of a retailer customer.
Classification of Shipping Costs
     Costs incurred with the shipment of product between the Company and its vendors are classified in cost of sales. These costs were $5.0 million, $4.8 million and $2.1 million for the years ended March 31, 2006, 2005 and 2004, respectively.
     Costs incurred with the shipment of product from the Company to its customers are classified in selling expenses. These costs were $11.2 million, $9.5 million and $7.0 million for the years ended March 31, 2006, 2005 and 2004, respectively.
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and losses were $20,000, $(151,000) and $(312,000) for the years ended March 31, 2006, 2005 and 2004, respectively.
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
Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related interpretations. Therefore, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. The intrinsic value method is used to account for stock-based compensation plans.
     On March 23, 2006, the Board of Directors and the Compensation Committee to the Board of Directors of Navarre approved the accelerated vesting of stock options with exercise prices of $4.50 or greater. As a result of the vesting acceleration, options to purchase 2.1 million shares of Navarre common stock became fully vested, which would have otherwise vested over the next three to five years. This acceleration has the effect of reducing future expense by approximately $9.7 million over the next three years. The Company’s decision to accelerate the vesting of these options was, in large part, to minimize future compensation expense associated with the accelerated options upon the Company’s planned adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payments, (“FASB 123R”), effective for fiscal 2007, first quarter ended June 30, 2006. The Company also placed restrictions on the directors and executive officers that are deemed a “Section 16 officer” for filing purposes. This restriction is to prevent the selling of any shares upon the exercise of accelerated options until the date on which the exercise would have been permitted under the stock option’s pre-accelerated vesting terms or, if earlier, the officer’s last day of employment with, or the director’s last day of service to the Company.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of SFAS 123, to stock-based employee compensation:
     (In thousands, except for per share data)

	Fiscal years ended March 31,
	2006	2005	2004
Net (loss) income, as reported	$(3,175)	$10,166	$6,814
Deduct: Stock-based compensation determined under fair value method for all awards, net of tax	(7,848)	(936)	(319)

Net (loss) income, pro forma	$(11,023)	$9,230	$6,495

Income (loss) per share:
Basic — as reported	$(.11)	$.38	$.30

Basic — pro forma	$(.37)	$.34	$.29

Diluted — as reported	$(.11)	$.35	$.28

Diluted — pro forma	$(.37)	$.32	$.27

     Pro forma information regarding net (loss) income and (loss) income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2006, 2005 and 2004:

	Weighted Average	Dividend	Expected	Expected
	Risk Free Rate	Yield	Lives	Volatility
2006	4.2%	0.0%	5	67%
2005	3.6%	0.0%	5	71%
2004	2.9%	0.0%	5	70%
     The weighted average fair value of options granted in fiscal 2006, 2005 and 2004 was $3.93, $9.19 and $3.28, respectively.
Earnings Per Share
     Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. The following table sets forth the computation of basic and diluted earnings (loss) per share:
(In thousands, except for per share data)

	Fiscal Years ended March 31,
	2006	2005	2004
Numerator:
Net (loss) income	$(3,175)	$10,166	$6,814

Denominator:
Denominator for basic earnings per share — weighted average shares	29,898	26,830	22,780
Dilutive securities: Employee stock options and warrants	—	1,952	1,332

Denominator for diluted earnings per share — weighted average shares	29,898	28,782	24,112

Basic earnings (loss) per share	$(.11)	$.38	$.30

Diluted earnings (loss) per share	$(.11)	$.35	$.28

     Approximately 1,455,500, 737,000 and 975,000 of the Company’s stock options and warrants were excluded from the calculation of diluted earnings (loss) per share in 2006, 2005 and 2004, respectively, because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been antidilutive.

Capitalized Software Development Costs
     Software development costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company recorded impairment charges of $0, $465,000 and $5.6 million for the years ended March 31, 2006, 2005 and 2004, respectively, related to product development costs. Unamortized software development costs were zero as of March 31, 2006 and $348,000 as of March 31, 2005.
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
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 107, Share-Based Payment, which further explains FAS 123R. SFAS No. 123R requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on fair value of the equity instruments or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The effective date for Statement 123R for the Company is April 1, 2006. Based on the Company’s evaluation of the requirements of FAS 123R, the Company currently expects that it will incur approximately $176,000 in additional operating expenses throughout fiscal 2007 resulting from the adoption of FAS 123R related to the options outstanding and un-vested at March 31, 2006.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The Statement is effective for companies no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have an impact on the Company’s consolidated financial statements.
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
     FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Acts of 2004 (“AJCA”) on income tax expense and deferred tax liabilities. The AJCA was signed into law in October 2004. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.
Note 3 Acquisition
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The acquisition of FUNimation is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. During February 2006, the Company received a purchase price adjustment of $11.1 million in cash. The Company entered into a credit agreement to fund the acquisition which consisted of a $115.0 million Term Loan B sub-facility, a $25.0 million Term Loan C sub-facility and a revolving sub-facility of up to $25.0 million. The Company is obligated to pay interest on loans made under the facilities at variable rates. (See Note 14 Bank Financing and Debt).
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
     The agreement also provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006 through 2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million.
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
     During the second quarter of fiscal 2006, an allocation was performed based on initial information available which resulted in goodwill of $46.6 million, intangibles of $1.7 million related to a trademark which will not be amortized and other intangibles of $39.1 million related to license and distribution arrangements which will be amortized over a period between five to seven and one half years, based on revenue streams.
     In negotiating a reduction in the original purchase price of Funimation by $11.1 million, the Company determined that further assessments of the purchase price allocation were warranted. The Company completed the reassessment in the fourth quarter which, resulted in a decrease in certain intangible assets related to license agreements and other intangibles and an increase in goodwill of approximately $19.2 million. The revised allocation resulted in goodwill of $71.0 million (deductible for tax purposes) and intangibles of $1.5 million related to a trademark, which will not be amortized, and other intangible assets of $20.1 million, related to license and distribution arrangements, which will be amortized over a period of between five and one-half to seven and one-half years based on revenue streams. The Company is still evaluating the fair value of certain net assets and will finalize the purchase allocation within the one year period from acquisition. The Company’s recorded adjusted amortization of $5.0 million related to these other intangibles during the period ended March 31, 2006, which represents the impact of amortization from May 11, 2005, the acquisition date. The amortization expense reflects a reduction in previously recognized amortization expense, recorded in the second and third quarters of 2006, in the amount of $2.2 million related to the revised allocation in fourth quarter of 2006.
The revised purchase price allocation is as follows (in thousands):

Accounts receivable	$7,197
Inventories	315
Prepaid expenses and other current assets	53
Property and equipment	2,037
License fees	7,125
Production costs	2,608
Goodwill	71,020
License arrangements and other intangibles	21,646
Current liabilities	(9,116)

Total purchase price, less cash acquired	$102,885

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the years ended March 31, 2006 and 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2004. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the years ended March 31, 2006 or 2005, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
(In thousands, except per share data):

	March 31, 2006		March 31, 2005
	As reported	Pro forma	As reported	Pro forma
Net sales	$686,126	$691,848	$596,615	$661,638
Net income (loss)	(3,175)	(3,315)	10,166	17,228
Earnings (loss) per common share:
Basic	$(.11)	$(.11)	$.38	$.64
Diluted	$(.11)	$(.11)	$.35	$.60

Note 4 Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on hedge derivatives that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion Note 15).
     (In thousands, except per share data)

	Years Ended March 31,
	2006	2005
Net income (loss)	$(3,175)	$10,166
Change in net unrealized gain (loss) on hedge derivatives, net of tax	646	—
Less realized net gain (loss) on hedge derivatives, net of tax	(623)	—

Comprehensive income (loss)	$(3,152)	$10,166

     The changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	March 31, 2006	March 31, 2005
Unrealized gain (loss) from:
Hedge derivatives	$23	$—

Accumulated other comprehensive income (loss)	$23	$—

Note 5 Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31, 2006	March 31, 2005
Trade receivables	$102,722	$88,196
Vendor advance receivables	2,623	5,514
Other receivables	1,653	2,745

	$106,998	$96,455
Less: allowance for doubtful accounts, vendor receivables and sales discounts	6,544	3,533
Less: allowance for sales returns, net margin impact	12,801	4,190

Total	$87,653	$88,732

Note 6 Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2006	March 31, 2005
Prepaid royalties	$10,060	$13,483
Other	1,213	1,820

Total	$11,273	$15,303

Note 7 Variable Interest Entity
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
     The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003. During the quarter ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company is no longer deemed to be the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
     Mix & Burn’s financial results have been consolidated with those of the Company for the period through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $424,000, $352,000 and zero for the years ended March 31, 2006, 2005 and 2004, respectively, which are included in the consolidated financial statements. Mix & Burn had net losses of $1.8 million, $2.2 million and $343,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Mix & Burn is a development stage company that designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn funds its operations through third-party financing. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005. The Company recognized $1.9 million of other income related to the deconsolidation of the variable interest entity, representing Mix & Burn’s losses that were consolidated in excess of the note payable to the Company.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of the reconsideration event noted above, the Company utilized the equity method to account for this investment, subsequent to the deconsolidation of the entity. As of March 16, 2006 the Company owns a 7% interest in Mix & Burn and accounts for the investment under the cost method. At March 31, 2006, this investment is recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn. At March 31, 2006 the Company has no guarantees or future commitments related to Mix & Burn.
Note 8 Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2006	March 31, 2005
Finished products	$34,154	$33,265
Consigned inventory	4,119	2,957
Raw materials	5,351	4,537

	$43,624	$40,759

     Consigned inventory represents inventory at customers where revenue recognition criteria have not been met.
Note 9 Goodwill and Intangible Assets
Goodwill
     As of March 31, 2006 and March 31, 2005, goodwill amounted to $81.2 million and $9.8 million, respectively. During fiscal 2006, the FUNimation acquisition added $71.0 million in goodwill (see Note 3). Also, during fiscal 2006 purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Other	Consolidated
Balances as of March 31, 2005	$—	$9,832	$—	$9,832
Goodwill resulting from an acquisition	—	71,020	—	71,020
Earn-out related to an acquisition	—	350	—	350

Balances as of March 31, 2006	$—	$81,202	$—	$81,202

Intangible assets
     Other identifiable intangible assets, net of amortization, of $20.9 million and $5.2 million as of March 31, 2006 and March 31, 2005, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of March 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,475	$3,213	$4,262
License relationships	20,078	5,045	15,033
Trademark (not amortized)	1,568	—	1,568

	$29,121	$8,258	$20,863

	As of March 31, 2005
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$6,838	$1,687	$5,151
Other	729	682	47

	$7,567	$2,369	$5,198

     Aggregate amortization expense for the periods ended March 31, 2006, 2005 and 2004 were $6.6 million, $1.6 million and $311,000, respectively.

     The following is a schedule of estimated future amortization expense (in thousands):

2007	$7,573
2008	4,921
2009	3,919
2010	1,949
2011	415
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $3.8 million and $2.8 million at March 31, 2006 and March 31, 2005, respectively. Accumulated amortization amounted to approximately $827,000 and $502,000 at March 31, 2006 and March 31, 2005, respectively. The Company wrote off net debt issuance costs of $239,000 during first quarter of fiscal 2006 associated with the previous debt agreement. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 10 Production Costs
     Production costs consist of the following and are included in “Other Assets” (in thousands) and are related to the addition of the FUNimation business:

	March 31,	March 31,
	2006	2005
Production costs	$5,653	$—
Less: accumulated amortization	1,877	—

	$3,776	—

     The Company presently expects to amortize 82% of the March 31, 2006 unamortized production by March 31, 2009. Amortization of production costs for the period ended March 31, 2006 were $1.9 million, with none for the periods ended March 31, 2005 and 2004. These amounts have been included in cost of sales in the accompanying statements of operations.
Note 11 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	March 31,
	2006	2005
Land and buildings	$1,623	$—
Furniture and fixtures	1,052	1,092
Computer and office equipment	5,541	4,483
Warehouse equipment	7,062	6,868
Production equipment	257	—
Leasehold improvements	1,843	2,894
Construction in progress	1,269	74

Total	$18,647	$15,411
Less: accumulated depreciation and amortization	8,349	7,259

Net property and equipment	$10,298	$8,152

Note 12 License Fees
     License fees consisted of the following (in thousands) and are related to the addition of the FUNimation business:

	March 31,	March 31,
	2006	2005
License fees	$18,681	$—
Less: accumulated amortization	5,334	—

	$13,347	—

     Amortization of license fees for the period ended March 31, 2006 were $5.3 million, with none for the periods ended March 31, 2005 and 2004. These amounts have been included in royalty expense in cost of sales in the accompanying statements of operations.
Note 13 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	March 31,
	2006	2005
Compensation and benefits	$3,067	$9,067
Royalties	6,134	2,491
Rebates	1,354	1,023
Interest	1,751	31
Other	4,340	2,455

Total	$16,646	$15,067

Note 14 Bank Financing and Debt
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
     The loans under the senior credit facilities are guaranteed by the Company’s subsidiaries and are secured by a first priority security interest in all of the Company’s assets and in all of the assets of the Company’s subsidiary companies, as well as the capital stock of the Company’s subsidiary companies. During fiscal year 2006, the Company entered into several amendments to these credit facilities that, among other things, permitted the Company to (i) enter into an agreement with the FUNimation sellers that resulted in a reduction to the purchase price paid to these parties; and (ii) use the proceeds received in the March 2006 private placement, together with other available cash on hand, to pay down the Term Loan C sub-facility.
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility provided pursuant to the credit agreement was at the index rate plus 2.25% (10.0% and 5.75% at March 31, 2006 and March 31, 2005, respectively) and is payable monthly. As of March 31, 2006 and March 31, 2005, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the LIBOR rate plus 3.75% (8.28% as of March 31, 2006). The balance under the Term Loan B sub-facility was $80.1 million at March 31, 2006. The Term Loan C sub-facility was paid in full during fiscal 2006.

     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facility as of March 31, 2006.
     In November 2003, in connection with the BCI acquisition, the Company entered into an agreement with Hilco Capital, L.P. for a four-year $6.0 million credit facility on November 5, 2003. On December 16, 2003, the Company paid off this credit facility in full and in doing so recorded a special charge for a debt extinguishment expense of $908,000.
Mix & Burn (See further deconsolidation disclosure in Note 7)
     Mix & Burn had six convertible promissory notes with accrued interest which were due between October 17, 2005 and December 31, 2005. These notes had interest rates between 8%-12%. The aggregate principal balance at March 31, 2005 was $250,000.
     On February 1, 2005, Mix & Burn obtained a $20,000 bank line of credit. The line of credit had an interest rate at the bank’s prime rate and matured on February 1, 2006. Mix & Burn assigned a $20,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $20,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line at March 31, 2005.
     On March 9, 2005, Mix & Burn obtained a $100,000 bank line of credit. The line of credit had an interest rate at the bank’s prime rate and matured on August 1, 2005. Mix & Burn assigned a $105,000 certificate of deposit to the bank as collateral for the line of credit. The bank also established a $100,000 irrevocable letter of credit with one of Mix & Burn’s suppliers to be drawn under the letter of credit. There were no amounts outstanding on this line at March 31, 2005.
     Long-term debt consisted of the following (in thousands):

	March 31,	March 31,
	2006	2005
Term Loan B sub-facility	$80,130	$—
Other (see Mix & Burn above)	—	250

Total debt	80,130	250
Less: current portion	5,000	250

Total long-term debt	$75,130	$—

     As of March 31, 2006, annual debt maturities were as follows (in thousands):

2007	$5,000
2008	5,000
2009	5,000
2010	5,000
2011	5,000
2012 and thereafter	55,130

Total	$80,130

Letters of Credit
     The Company is party to letters of credit totaling $350,000 at March 31, 2006. The Company is party to a $100,000 letter of credit as required per a lease related to the Company’s headquarters and a $250,000 letter of credit with a vendor. In the Company’s past experience, no claims have been made against these financial instruments.
Note 15 Derivative Instruments
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

     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges is also recognized in earnings as incurred. On August 9, 2005, the Company entered into two interest-rate swap agreements with notional amounts of $98.8 million and $25.0 million. These interest rate swaps were terminated in February 2006 and January 2006, resulting in realized gains of $613,000 and $10,000, respectively, and is reported in other income (expense) in the consolidated statements of operations. As of March 31, 2006, total realized gain was $623,000. On March 6, 2006, the Company entered into an interest rate swap agreement with a notational amount of $53.0 million which expires on May 11, 2007. At March 31, 2006, the fair value of the interest rate swap had increased from inception by $37,000 and is included in the other long-term assets. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was $23,000 at March 31, 2006.
     See additional disclosure in Note 18.
Note 16 Income Taxes
     The income tax provision (benefit) is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2006	2005	2004
Current
Federal	$241	$3,306	$417
State	16	459	36
Deferred	(2,271)	(4,771)	(1,036)

Tax benefit	$(2,014)	$(1,006)	$(583)

     A reconciliation of income tax benefit to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2006	2005	2004
Tax expense at statutory rate	$(1,764)	$3,114	$2,119
State income taxes, net of federal benefit	(227)	293	193
Non-deductible compensation charge	—	1,972	—
Reversal of valuation allowance	—	(7,496)	(3,579)
Effect of variable interest entity	—	755	117
Write off of note to variable interest entity	(850)	—	—
Valuation allowance	875	—	—
Other	(48)	356	567

Tax benefit	$(2,014)	$(1,006)	$(583)

	Fiscal Years ended March 31,
	2006	2005	2004
Tax expense at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.4%	3.2%	3.1%
Non-deductible compensation charge	—	21.5%	—
Reversal of valuation allowance	—	(81.8)%	(57.4)%
Effect of variable interest entity	—	8.2%	1.9%
Write off of note to variable interest entity	16.4%	—	—
Valuation allowance	(16.9)%	—	—
Other	0.9%	3.9%	9.1%

Tax benefit	38.8%	(11.0)%	(9.3)%

     Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2006 and 2005 are as follows (in thousands):

	Fiscal Years ended March 31,
	2006	2005
Net deferred tax asset (liability)—non-current
Incentive based deferred compensation	$2,028	$1,887
Stock based compensation	103	121
Book/tax intangibles amortization	(3,261)	(3,176)
Book/tax depreciation	(437)	(423)
Variable interest entity	—	974
Capital loss carryforwards	1,000	—
Other	49	—

Subtotal deferred tax asset (liability)—non-current	(518)	(617)
Valuation allowance	(252)	(974)

Total deferred tax asset (liability)—non-current	$(770)	$(1,591)

Net deferred tax asset (liability)—current
Collectibility reserves	$7,718	$4,222
Allowance for sales returns	473	2,016
Reserve for sales discounts	419	278
Accrued vacations	376	282
Inventory — uniform capitalization	309	230
Incentive based deferred compensation	111	148
Other	172	222

Subtotal deferred tax asset—current	$9,578	$7,398
Valuation allowance	(748)	—

Total deferred tax asset—current	8,830	7,398

Total deferred tax asset	$8,060	$5,807

     During the year ended March 31, 2006 the Company did not utilize any net operating loss carryforwards. At March 31, 2006, the Company had capital loss carryforwards which expire in 2011.
     During the years ended March 31, 2006 and 2005, $300,000 and $2.4 million, respectively, was added to common stock in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.
     The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company has evaluated the Act and believes that its provisions will not have a material impact on the tax rate. The Company is analyzing its operations to determine if it qualifies for the manufacturing deduction, but the benefit, if any, is not anticipated to be material.
     The Company’s net deferred income tax assets were completely reserved in fiscal 2003 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 and 2004 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2006, all net-operating losses have been utilized. The Company has booked a deferred tax asset for the capital loss carryforward related to the write off of an investment. The capital loss carryforward has been fully reserved in fiscal year 2006, as the Company has determined that it is unlikely that a capital gain will be generated to offset the capital loss carryforward. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, therefore no valuation allowance is required for other remaining deferred tax assets.
Note 17 Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
     Navarre did not repurchase any shares during the fiscal years ended March 31, 2006, March 31, 2005 or March 31, 2004.
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
     The warrants issued to the 2003 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $7.00 per share. As of March 31, 2006, all such warrants had been exercised.
     The Company issued to its agent in the 2003 private placement, Craig-Hallum Capital Group, LLC, a warrant to purchase 131,577 shares. The Company exercised the mandatory exercise provision contained in this warrant on June 9, 2004 and the warrant was exercised on June 10, 2004.

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
     During fiscal 2005, the Company issued 300,000 shares of Navarre common stock in conjunction with the purchase of 20,000 shares of Encore stock.
     During fiscal 2006, the Company issued 1,827,486 shares of Navarre common stock in conjunction with the acquisition of FUNimation.
Note 18 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. The per share price of $3.50 represented a discount of approximately 8.4% of the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used to discharge the Company’s $25.0 million Term Loan C sub-facility debt to GE, incurred in connection with the FUNimation acquisition. The warrants issued to the 2006 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $5.00 per share. As of March 31, 2006, 1,596,001 warrants were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective on or before a predetermined amount of time as defined in the Registration Rights Agreement and to exert its “best efforts” to maintain the effectiveness of the registration. The Company is subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company fails to cause the registration statement to become effective. Upon the registration statement being declared effective, the Company could nevertheless be subject to the foregoing liquidated damages if it fails to maintain the effectiveness of the registration statement.
     The warrants, which were issued together with the common stock, have a term of five years, and provide the investors the option to require us to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, we initiate the following change in control transactions: (i) we effect any merger or consolidation, (ii) we effect any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of our common stock are permitted to tender or exchange their shares for other securities, cash or property (Minnesota corporate law provides the Company with an opportunity to exert control over such a transaction), or (iv) we effect any reclassification of our common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
     Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE have been reported as a liability and the value of the common stock has been reported as temporary equity due to the requirement to net-cash settle the transaction. The reason for this treatment is because EITF 00-19 requires the Company to use “best efforts” language in conjunction with the discussion regarding the effectiveness of the registration statement. Otherwise, it is assumed that the effectiveness of the registration statement is out of the Company’s control, thereby assuming net-cash settlement.
     On the Closing Date, the warrants had a fair value of approximately $1.9 million, which was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 66%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants. The warrants are considered a derivative financial instrument and will be marked to fair value on a quarterly basis. Any changes in fair value of the warrants will be recorded through the consolidated statement of operations as other income (expense). For the year ended March 31, 2006, the Company expensed $342,000 associated with the fair value adjustment of the warrants and as of March 31, 2006 the warrants had a fair value of $2.2 million. There was no fair value adjustment in any other periods presented. On the Closing Date and at March 31, 2006, the value of the common stock was recorded at $16.6 million in temporary equity on the consolidated balance sheets. The common stock will remain in temporary equity until the registration statement is declared effective.

Note 19 Stock Options and Grants
     The Company has established the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The maximum aggregate number of shares that may be granted under the Plans as of March 31, 2006 is 5.2 million and 2.5 million, respectively. Eligible participants under the plans are key employees and directors. The options are granted at fair market value and expire between five and ten years after the grant date. The Company accelerated the vesting of certain stock options, as noted in Note 2, during fiscal 2006.
     The following is a summary of stock option information and weighted average exercises prices for the stock option plans:

	Plan Options		Weighted Average
	Available for	Plan Options	Exercise Price Per
	Grant	Outstanding	Share

Balance on March 31, 2003	12,002	3,037,952	$2.91
Additional shares authorized	1,000,000	—	—
Granted	(701,748)	701,748	4.91
Exercised	—	(765,600)	2.80
Canceled	47,300	(47,300)	3.26
Terminated	19,600	(19,600)	2.78

Balance on March 31, 2004	377,154	2,907,200	$3.41
Additional shares authorized	1,000,000	—	—
Granted	(917,500)	917,500	15.25
Exercised	—	(724,700)	3.03
Canceled	312,200	(312,200)	5.11

Balance on March 31, 2005	771,854	2,787,800	$7.24
Additional shares authorized	1,500,000	—	—
Granted	(1,195,000)	1,195,000	6.64
Exercised	—	(277,500)	3.76
Canceled	364,200	(364,200)	8.50

Balance on March 31, 2006	1,441,054	3,341,100	$7.17

     The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
			Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.93 to $1.73	867,900	2.64 years	$1.50	518,300	$1.45
$1.75 to $5.37	513,200	7.01 years	$4.37	459,000	$4.60
$5.48 to $6.09	504,500	6.07 years	$5.99	504,500	$5.99
$6.33 to $8.38	699,000	8.33 years	$7.72	699,000	$7.72
$9.60 to $17.39	749,500	4.55 years	$15.85	749,500	$15.85
$18.08 to $18.08	2,000	4.78 years	$18.08	2,000	$18.08
$18.27 to $18.27	5,000	4.78 years	$18.27	5,000	$18.27

	3,341,100	5.45 years	$7.17	2,937,300	$7.93

     The Company granted 100,000 and 250,000 options, respectively, to two current key employees. The option to purchase 100,000 shares was later amended to 80,000 shares. The options were deemed commensurate with their level of responsibility. The options vested depending on attaining certain performance-based criteria. The performance-based options were subject to fixed accounting and were recognized when the criteria were met for vesting or due to the passage of time. Certain criteria were met and all of the options vested in fiscal 2005, therefore, the Company recorded stock-based compensation expense of $269,000 for the year ended March 31, 2005. The options expire September 21, 2006 and September 6, 2008, respectively. At March 31, 2006, 60,000 of the option to purchase 80,000 shares remain outstanding and 100,000 of the option to purchase 250,000 shares remain outstanding.

Note 20 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan (the plan) for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 100% of employees contributions up to 2% of their base pay, annually. The Company’s contributions charged to expense were $515,000, $199,000 and $129,000 for the years ended March 31, 2006, 2005, and 2004, respectively. The Company’s matching contributions vest over three years.
Note 21 Commitments and Contingencies
Leases
     The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent.
     Total rent expense was $2.9 million, $2.7 million, and $1.9 million for the years ended March 31, 2006, 2005, and 2004, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2006 (in thousands):

2007	$2,941
2008	2,853
2009	2,890
2010	2,549
2011	1,899
Thereafter	14,748

$27,880

Litigation
     In the normal course of business, the Company is involved in a number of litigation/arbitration matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters not described below could be material to the Company’s consolidated results of operations. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleged that BCI and others sold unlicensed records in connection with their karaoke-related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleged that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserted the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound sought damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre-judgment and post-judgment interest, costs, attorney’s fees and expert fees.
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

     On November 7, 2005, the Court issued its order granting BCI’s motion to dismiss as well as other of the defendants’ motions to dismiss, but without prejudice to plaintiffs’ right to attempt to save its claims by amending the Complaint. Plaintiff served and filed an Amended Complaint on November 21, 2005 which added various individual defendants, including BCI’s president. In addition, Sybersound added claims under the Racketeer Influenced and Corrupt Organization’s Act. On December 22, 2005, BCI served and filed its motion to dismiss Sybersound’s Amended Complaint.
     On January 6, 2006, the Court issued its order dismissing Plaintiffs’ claims with prejudice. An appeal of this order was filed by Sybersound on February 1, 2006 and a briefing schedule has been set with respect to the issues present in the appeal. Sybersound has filed its opening brief as scheduled.
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

     By Memorandum Opinion and Order dated December 12, 2005, the Court appointed “The Pension Group,” comprised of the Operating Engineers Construction Industry and Miscellaneous Pension Fund and Ms. Grace W. Lai, as Lead Plaintiff, and appointed the Reinhardt, Wendorf & Blanchfield law firm as liaison counsel and the Lerach, Coughlin law firm as lead counsel. The Court also ordered that the cases be consolidated under the caption In re Navarre Corporation Securities Litigation, and further ordered that a Consolidated Amended Complaint be filed.
     On February 3, 2006, Plaintiffs filed a Consolidated Amended Complaint with the Court. This Consolidated Amended Complaint reiterates the allegations made in the individual complaints and extends these allegations to the Company’s restatements of its previously issued financial statements that were made in November 2005. A hearing on Defendants’ motion to dismiss was held on May 10, 2006 and the motion is under advisement by the Court.
     Meanwhile, Plaintiff had brought a motion to lift the statutory stay of discovery pending a ruling on Defendants’ motion to dismiss, arguing “undue prejudice.” That motion was heard on April 18 before Magistrate Judge Raymond L. Erickson. By an order dated May 15, 2006, the Court denied the motion and no appeal has been taken. The Company believes these claims to be without merit and intends to vigorously defend against them.
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
     On January 19, 2006, the special litigation committee issued a comprehensive Resolution, Report (consisting of 40 pages) and Appendix (consisting of 17 exhibits) detailing its findings. The special litigation committee resolved that the derivative actions “are not meritorious and should not be pursued, (and) that it is in the best interests of Navarre that such Derivative Complaints be dismissed . . .” On February 23, 2006, the special litigation committee issued a revised version of its Report in response to the Company’s disclosure that it had received correspondence from the United States Securities and Exchange Commission (the “SEC”) detailing a request that the Company voluntarily provide certain documentation. The special litigation committee indicated that this revised Report was provided in order to clarify that an information request and inquiry by the SEC did not impact upon the conclusions reached by the special litigation committee. As a result, Defendants had scheduled a hearing before the Court on April 20, 2006 to seek a dismissal of these derivative suits.
     The Court held a status conference on March 23, 2006, at which Plaintiffs requested to be permitted to conduct discovery before the hearing on Defendants’ motion to dismiss. The Court postponed that hearing and directed Plaintiffs to serve discovery requests by March 27, 2006, and for Defendants to respond by March 31, 2006. On April 6, 2006, the Court issued an Order directing the Defendants to reschedule the hearing on its motion to dismiss, which was promptly rescheduled for a hearing on May 10, 2006.
     On April 17 and 18, 2006, Plaintiffs Block, Brewster and Evans brought identical motions to compel discovery and to continue the May 10, 2006 hearing. By Order dated April 21, 2006, the Court directed Plaintiffs to bring their discovery motion before Magistrate Judge Janie S. Mayeron and continued the hearing on Defendants’ motion to dismiss to an unspecified future date, pending resolution of the discovery motion. The discovery motion was argued on May 23, 2006 and the Court took the matter under advisement.
     Meanwhile, on April 21, 2006 Plaintiffs Binns and Filip and Defendants entered into a stipulation of dismissal without prejudice of those two actions. This voluntary dismissal provides Plaintiffs Binns and Filip to refile their actions in the future if circumstances warrant, and Defendants reserved all rights to oppose and defend against any such future actions. By Order dated May 16, 2006 the Court dismissed those actions.
     All of these securities and shareholder derivative actions have been transferred to U.S. District Judge Paul A. Magnuson and U.S. Magistrate Judges Raymond L. Erickson and Janie S. Mayeron for all further proceedings.
     The Company believes these claims to be without merit and intends to vigorously defend against them. Because of the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, or an outcome in connection with these matters.
Note 22 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2006 and 2005, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2006	March 31, 2005
Computer and office equipment	$487	$380
Less: accumulated depreciation and amortization	166	87

Net property and equipment	$321	$293

     Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2007	$161
2008	132
2009	77
2010	60
2011	8
Thereafter	—

Total minimum lease payments	$438
Less: amounts representing interest at rates ranging from 9.6% to 31.6%	101

Present value of minimum capital lease payments	$337
Less: current installments	115

Obligations under capital lease, less current installments	$222

Note 23 Sale/Leaseback of Warehouse Facility
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
Note 24 License and Distribution Agreement
     On March 29, 2004, the Company entered into a license and distribution agreement (“Agreement”) with Riverdeep, Inc. (“Riverdeep”). The Agreement contains provisions for a license fee and a guaranteed royalty. The Company will incur royalty expense for the license fee based on product sales for the year. However, payment will not begin until the license fee royalties have exceeded the guaranteed royalty (see below). License fee royalties were $8.2 million and $9.1 million for the periods ended March 31, 2006 and 2005, respectively, are reflected in cost of sales in the consolidated statement of operations.
     The Company provided $8.4 million and $11.7 million of guaranteed royalty payments to Riverdeep for the periods ended March 31,2006 and 2005, respectively. Of the amount paid, $2.8 million and $2.6 million is reflected in prepaid assets in the consolidated balance sheet as of March 31, 2006 and 2005, respectively. The guaranteed royalty is non-refundable, but is offset by royalties earned by Riverdeep in order to recoup the guaranteed royalty payments. If necessary this recoupment period shall extend through the remaining term of the agreement, plus up to an additional 42 months. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 25 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which expires on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant to the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company estimated its liability under this arrangement and has expensed $288,000 for this obligation during each of the years ended March 31, 2006, 2005 and 2004. At March 31, 2006 and 2005, $1.3 million and $984,000, respectively, had been accrued in the consolidated financial statements. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets had been met. As such, $2.5 million was expensed in the consolidated financial statements as of March 31, 2005. At both March 31, 2006 and 2005, $4.0 million had been accrued in the consolidated financial statements.
     The CEO’s employment agreement also includes a loan to the executive for a maximum of $1.0 million, of which $200,000 and $400,000 were outstanding at March 31, 2006 and 2005, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2006 and 2007. During each of fiscal 2006, 2005 and 2004, the Company forgave $200,000 of principal and interest. The outstanding note amount bears an annual interest rate of 5.25%.
     The company entered into a separation agreement with a former Chief Financial Officer (“CFO”)in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
     The company entered into a separation agreement with another former Chief Financial Officer in fiscal year 2006. The agreement obligated the Company to pay severance amounts equal to the multiple of defined compensation and benefits. The Company is required to pay approximately $299,000 over a period of one year beginning July 2005. The Company expensed $299,000 in its consolidated financial statements for the period ended March 31, 2006.

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
Chief Executive Officer Investment in Mix & Burn
     The Company’s Chief Executive Officer made an investment in Mix & Burn in the form of a convertible note. This note is convertible to common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of $2.5 million, an amount that had been reached prior to the Chief Executive Officers investment.
Note 26 Major Customers
     The Company has two major customers who accounted for 30% of net sales for fiscal 2006, of which each customer accounts for over 10% of net sales. These customers accounted for 39% of net sales for fiscal 2005 and the Company had three major customers who accounted for 43% of net sales in fiscal 2004. Each of the these customers also accounted for over 10% of the net sales in the 2005 and 2004 fiscal years.
Note 27 Business Segments
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
     Navarre operates three business segments: Distribution, Publishing and Other.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent and major music labels, and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD video, and video games and accessories, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software, CD audio, and DVD video titles. The publishing segment packages, brands, markets and sells directly to retailers, third party distributors, and our distribution segment.
     The other segment was included from December 31, 2003 to December 31, 2005 and includes the operations of Mix & Burn, a separate corporation that is included in the Company’s consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
     The following table provides information by business segment for the years ended March 31, 2006, 2005 and 2004 (in thousands):

Fiscal Year 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$621,739	$127,612	$424	$(63,649)	$686,126
Income (loss) from operations	(8,588)	12,862	(1,590)	—	2,684
Net income (loss) before income taxes	(16,185)	12,755	(1,759)	—	(5,189)
Depreciation and amortization expense	2,242	7,017	—	—	9,259
Capital expenditures	2,477	303	119	—	2,899
Total assets	269,774	160,834	—	(120,994)	309,614

Fiscal Year 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$556,927	$95,777	$352	$(56,441)	$596,615
Income (loss) from operations	(2,172)	14,006	(2,123)	—	9,711
Net income (loss) before income taxes	(2,199)	13,579	(2,220)	—	9,160
Depreciation and amortization expense	1,827	1,695	—	—	3,522
Capital expenditures	8,214	1,078	83	—	9,375
Total assets	176,932	47,944	536	(29,520)	195,892

Fiscal Year 2004	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$444,743	$46,177	$—	$(20,043)	$470,877
Income (loss) from operations	9,284	(1,874)	(343)	—	7,067
Net income (loss) before income taxes	9,129	(2,555)	(343)	—	6,231
Depreciation and amortization expense	1,327	673	—	—	2,000
Capital expenditures	4,957	91	—	—	5,048
Total assets	143,478	27,499	5	(16,403)	154,579
Note 28 Subsequent Events
     In April 2006, the Company granted 81,000 shares of restricted stock to key employees at a share price of $4.29, with vesting periods of approximately one year. Vesting is based on time or achievement of certain performance factors. Also, the Compensation Committee to the Board of Directors approved as a long term incentive plan, grants to key employees excluding the Chairman and CEO, of TSR Stock Units covering a maximum of 103,500 shares of the Company’s common stock. Shares are earned based on the relative performance of the Company’s total shareholder return to the total shareholder return of the Standard & Poor’s Small Cap 600 Index over a three year period.
Note 29 Quarterly Data — Seasonality (Unaudited)
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
     The following table sets forth certain unaudited quarterly historical financial data for each of the four quarters in the periods ended March 31, 2006 and March 31, 2005 (in thousands, except per share amounts):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2006
Net sales	$140,941	$157,823	$214,128	$173,234
Gross profit	24,789	28,444	28,241	25,619
Net income (loss)	$1,906	$(75)	$(6,068)	$1,062

Net earnings (loss) per share:
Basic	$0.07	$0.00	$(0.20)	$0.03

Diluted	$0.06	$0.00	$(0.20)	$0.03

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal year 2005
Net sales	$127,306	$144,401	$182,876	$142,032
Gross profit	18,878	21,009	27,237	24,053
Net income (loss)	$1,897	$4,382	$7,233	$(3,346)

Net earnings (loss) per share:
Basic	$0.07	$0.16	$0.27	$(0.12)

Diluted	$0.07	$0.15	$0.25	$(0.12)

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	Of Period	Expenses	(Deductions)	Period

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for vendor receivables	$6,092	$8,912	$(14,944)	$60
Allowance for doubtful accounts	1,375	12,111	(11,737)	1,749
Allowance for sales returns	4,190	(207)	8,818	12,801
Allowance for MDF and sales discounts	2,158	24,537	(21,959)	4,736

Total	$13,815	$45,353	$(39,822)	$19,346

Year ended March 31, 2005:
Deducted from asset accounts:
Allowance for vendor receivables	$4,808	$4,287	$(3,003)	$6,092
Allowance for doubtful accounts	1,394	423	(442)	1,375
Allowance for sales returns	3,706	1,066	(582)	4,190
Allowance for MDF and sales discounts	1,251	22,277	(21,370)	2,158

Total	$11,159	$28,053	$(25,397)	$13,815

Year ended March 31, 2004:
Deducted from asset accounts:
Allowance for vendor receivables	$4,174	$2,618	$(1,984)	$4,808
Allowance for doubtful accounts	673	(123)	844	1,394
Allowance for sales returns	4,160	(1,872)	1,418	3,706
Allowance for MDF and sales discounts	1,107	15,557	(15,413)	1,251

Total	$10,114	$16,180	$(15,135)	$11,159