Form 10-Q
period 2006-06-30
NAVARRE CORP /MN/
filed 2006-08-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006
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
(Address of principal executive offices)
Registrant’s telephone number, including area code (763) 535-8333
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, No Par Value	Name of Each Exchange of Which Registered The Nasdaq Stock Market LLC
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 4, 2006

Common Stock, No Par Value	35,667,695 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2006	March 31, 2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$6,170	$14,296
Note receivable, related parties	150	200
Accounts receivable, less allowances of $18,808 and $19,345, respectively	83,206	87,653
Inventories	47,794	43,624
Prepaid expenses and other current assets	15,622	11,273
Income taxes receivable	3,840	4,408
Deferred tax assets — current	8,911	8,830

Total current assets	165,693	170,284
Property and equipment, net of accumulated depreciation of $9,051 and $8,349, respectively	10,065	10,298
Other assets:
Goodwill	81,627	81,202
Intangible assets, net of amortization of $10,180 and $8,258, respectively	19,318	20,863
License fees, net of amortization of $6,703 and $5,334, respectively	14,141	13,347
Interest rate swap	213	37
Other assets	13,375	13,583

Total assets	$304,432	$309,614

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short-term	$5,000	$5,000
Capital lease obligation — short-term	112	115
Accounts payable	96,088	97,923
Warrant liability	2,659	2,236
Accrued expenses	13,102	16,646

Total current liabilities	116,961	121,920
Long-term liabilities:
Note payable — long-term	73,880	75,130
Capital lease obligation — long-term	197	222
Deferred compensation	5,344	5,272
Deferred tax liabilities – non-current	776	770
Other long-term liabilities	760	760

Total liabilities	197,918	204,074
Commitments and contingencies (Note 21)
Temporary-equity – Unregistered common stock, no par value; 5,699,998 issued and outstanding (Note 18)	16,634	16,634
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000 issued and outstanding shares — 29,951,497 and 29,911,097, respectively	138,522	138,292
Accumulated other comprehensive income	133	23
Accumulated deficit	(48,775)	(49,409)

Total shareholders’ equity	89,880	88,906

Total liabilities and shareholders’ equity	$304,432	$309,614

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$146,339	$141,288
Cost of sales (exclusive of depreciation and amortization)	121,059	116,457

Gross profit	25,280	24,831
Operating expenses:
Selling and marketing	6,770	6,591
Distribution and warehousing	2,460	2,190
General and administrative	10,212	10,050
Depreciation and amortization	2,624	1,024

Total operating expenses	22,066	19,855

Income from operations	3,214	4,976
Other income (expense):
Interest expense	(1,920)	(2,075)
Interest income	119	286
Warrant expense	(424)	—
Other income (expense), net	76	304

Net income before income tax	1,065	3,491
Income tax expense	(431)	(1,585)

Net income	$634	$1,906

Earnings per common share:
Basic	$.02	$.07

Diluted	$.02	$.06

Weighted average shares outstanding:
Basic	35,650	28,947
Diluted	36,176	30,031
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net income	$634	$1,906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,649	1,052
Amortization and write-off of deferred financing costs	149	335
Amortization of license fees	1,369	570
Amortization of production costs	415	294
Change in deferred revenue	878	(860)
Share-based compensation expense	144	—
Deferred compensation expense	72	36
Change in fair market value of warrants	424	—
Write-off of notes receivable	50	50
Tax benefit from employee stock option plans	6	40
Deferred income taxes	(143)	(502)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,303	(796)
Inventories	(4,170)	(8,682)
Prepaid expenses	(4,349)	(2,106)
Income taxes receivable	568	—
Other assets	592	(5)
Production costs	(906)	(294)
License fees	(2,162)	(767)
Accounts payable	(1,835)	(650)
Income taxes payable	—	1,857
Accrued expenses	(4,422)	(7,478)

Net cash used in operating activities	(5,734)	(16,000)
Investing activities:
Acquisitions, net of cash acquired	—	(98,103)
Purchases of property and equipment	(467)	(640)
Purchases of intangible assets	(447)	(83)
Payment of earn-out related to an acquisition	(280)	(85)

Net cash used in investing activities	(1,194)	(98,911)
Financing activities:
Repayment of note payable	(1,250)	(15,000)
Proceeds of note payable	—	140,400
Debt acquisition costs	—	(2,917)
Repayments of capital lease obligations	(27)	(21)
Proceeds from exercise of common stock options and warrants	79	220

Net cash (used in) provided by financing activities	(1,198)	122,682
Net increase (decrease) in cash	(8,126)	7,771
Cash at beginning of period	14,296	15,571

Cash at end of period	$6,170	$23,342

Supplemental cash flow information:
Cash paid for:
Interest	$1,975	$337
Income taxes	—	194
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$—	$1,656
Purchase price adjustments affecting: accounts receivable and goodwill	145	—
Capital lease obligations incurred for the purchase of computer equipment	—	39
Acquisition:
Fair value of assets acquired	$—	$125,979
Less: Assumed liabilities	—	9,593
Fair value of stock issued	—	14,144
Cash acquired	—	4,139

Acquisition net of cash acquired	$—	$98,103

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. The business is divided into two business segments – distribution and publishing. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. In fiscal 2006, the Company had three segments which included a segment titled “other” and included the operations of a variable interest entity, which was deconsolidated during the third quarter of fiscal 2006 as further discussed in Note 3.
     The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated financial statements for the three months ended June 30, 2005 include the consolidation of the variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”).
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2007 presentation.
Segment Reporting
     The Company’s current presentation of segment data consists of two operating and reportable segments – distribution and publishing. In fiscal 2006, the Company’s presentation included three operating and reportable segments – distribution, publishing and other. The other segment consisted of the variable interest entity, Mix & Burn, which was deconsolidated in December 2005. In light of the deconsolidation of Mix & Burn, the Company re-evaluated its application of Financial Accounting Standards Board (FASB) Statement 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS 131”) and revised its operations and reportable segments to historical presentation before the inclusion of the “other” segment.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three months ended June 30, 2006 and 2005. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are established based on the application of the Company’s historical or anticipated gross profit percent against sales returns, sales discounts percent against gross sales and specific reserves for marketing programs. Although the Company’s past experience has been a good indicator of future reserve levels, there can be no assurance that its current reserve levels will be adequate in the future.
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

     FUNimation Productions, Ltd. and the FUNimation Store, Ltd. (“FUNimation”) revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R (“SFAS 123R”), Share-Based Payment. SFAS 123R requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on fair value of the equity instruments or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The original effective date for SFAS 123R was fiscal 2006. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amended the effective date for SFAS 123R. The Company adopted SFAS 123R effective April 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 4.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. The adoption of SFAS 154 did not have an impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
Note 2 — Acquisitions
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation, a leading home video distributor and licensor of Japanese animation (“anime”) and children’s entertainment in the United States. The acquisition of FUNimation was a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. During February 2006, the Company received a purchase price adjustment of $11.1 million in cash from the sellers.

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
     The purchase price allocation resulted in goodwill of $71.2 million, intangibles of $1.5 million related to a trademark, which will not be amortized and other intangibles of $20.1 million related to license and distribution arrangements, which will be amortized over a period between five to seven and one half years, based on revenue streams.
     The purchase price allocation is as follows (in thousands):

Accounts receivable	$7,052
Inventories	315
Prepaid expenses and other current assets	53
Property and equipment	2,037
License fees	7,125
Production costs	2,608
Goodwill	71,165
License arrangements and other intangibles	21,646
Current liabilities	(9,116)

Total purchase price, less cash acquired	$102,885

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition, May 11, 2005. Unaudited pro forma results of operations for the three months ended June 30, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2005. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the three months ended June 30, 2005, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
     (In thousands, except per share data)

	Three Months Ended
	June 30, 2005
	As reported	Pro forma
Net sales	$141,288	$147,010
Net income	1,906	2,152
Earnings per common share:
Basic	$.07	$.07

Diluted	$.06	$.07

Note 3 — Mix & Burn, Inc.
Variable Interest Entity
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) clarifies how companies should identify a VIE, assess whether they have a variable interest in that entity, and determine the primary beneficiary from among the variable interest holders to conclude as to which entity should consolidate the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected residual losses, returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements. FIN 46(R) also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interests in a VIE but is not the primary beneficiary.

     The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003. During the quarter ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was deemed to no longer be the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
     Mix & Burn’s financial results were consolidated with those of the Company for the period December 31, 2003 through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $108,000 for the three months ended June 30, 2005, which is included in the consolidated financial statements. Mix & Burn had a net loss of $538,000 for the three months ended June 30, 2005. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of June 30, 2006 and March 31, 2006 the Company owned a 7% interest in Mix & Burn and accounts for the investment under the cost method. At June 30, 2006 and March 31, 2006, this investment is recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn. The Company has no guarantees or future commitments related to Mix & Burn.
Note 4 — Share-Based Compensation
     Effective April 1, 2006, the start of the first quarter of fiscal 2007, the Company began recording compensation expense associated with equity compensation awards over the vesting period based on their grant date fair value in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin 107. SFAS 123R supersedes APB 25 and SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). However, SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant.
     Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB 25 and related interpretations, and adopted the disclosure requirements of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transitional Disclosure. Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees was measured as the excess of the quoted market price of common stock at the grant date over the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.
     The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2007 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards . The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Equity Compensation Plans
     The Company currently grants stock options, restricted stock and restricted stock units under equity compensation plans.
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 2.5 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminates in July 2006 and the 2004 Stock Option Plan terminates in September 2014.
     The Company is authorized to grant stock options and restricted stock grants under the Plans. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee. Vesting for performance-based stock awards is subject to the performance criteria being achieved.
     On April 1 of each year, each director who is not an employee of the Company is granted an option to purchase 6,000 shares of common stock under the Plans, at a price equal to fair market value. These options are designated as non-qualified stock options. Each such option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and shall provide for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.
     The Company is entitled to (a) withhold and deduct from future wages of the participant (or from other amounts that may be due and owing to the participant from us), or make other arrangements for the collection of all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements (i) attributable to the grant or exercise of an option or a restricted stock award or to a disqualifying disposition of stock received upon exercise of an incentive stock option, or (ii) otherwise incurred with respect to an option or a restricted stock award, or (iii) require the participant promptly to remit the amount of such withholding to the Company before taking any action with respect to an option or a restricted stock award.
     Restricted stock awards are non-vested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest as determined by the Compensation Committee to the Board of Directors, depending on the grant. During the vesting period, ownership of the shares cannot be transferred. The Company expenses the cost of the restricted stock awards, which is the grant date fair value, ratably over the period during which the restrictions lapse. The grant date fair value is the Company’s closing stock price on the date of grant.
Stock Options
     Option activity for the Plans for the three months ended June 30, 2006 is summarized as follows (in thousands, except options, contractual term, and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	2006	price	term	value
Options outstanding, beginning of period:	3,341,100	$7.17
Granted	65,000	$4.17
Exercised	(40,400)	$1.97
Canceled	(70,000)	$7.62

Options outstanding, end of period	3,295,700	$7.17	5.4	$3,256

Options exercisable	2,866,300	$7.93	5.6	$2,010

Shares available for future grant	1,592,054

     The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $91,000. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.98 as of June 30, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 840,800 options.
     As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $395,000 that is expected to be recognized over the next 1.07 years on a weighted-average basis.
     During the quarter ended June 30, 2006, the Company received cash from the exercise of stock options totaling $79,000.
Restricted Stock
     Restricted stock granted to employees presently have a vesting period of one year and expense is recognized on a straight-line basis over the vesting period. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date which it is determined the performance criteria will be met. Restricted stock award vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.
     A summary of the Company’s restricted stock activity as of June 30, 2006 and of changes during the three months ended June 30, 2006 is summarized as follows:

Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	—	$—	—
Granted	81,000	$4.29	.70
Vested	—	$—	—
Forfeited	—	$—	—

Unvested, end of period	81,000	$4.29	.70

     The total fair value of shares vested during the three months ended June 30, 2006 was zero. The weighted average fair value of restricted stock units granted for the three months ended June 30, 2006 was $4.29.
     As of June 30, 2006 total compensation cost related to non-vested restricted stock awards not yet recognized was $281,000 that is expected to be recognized over the next .7 years on a weighted-average basis.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for the three months ended March 31, 2006 was $28,000 based upon the number of units granted.
     The restricted stock units calculated estimated fair value is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units will be settled by the issuance of Company common stock certificates in exchange for the restricted stock units.

Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2007 and the first quarter of 2006 were calculated using the following assumptions:

	Three Months Ended
	June 30, 2006	June 30, 2005
Expected life (in years)	5.0	5.0
Expected volatility	70%	70%
Risk-free interest rate	4.88%	3.94%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of grants	$2.56	$5.03
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three months ended June 30, 2006 was $144,000 and was included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows:
(In thousands, except per share data)

Three Months
Ended
June 30, 2005
General and administrative expenses	$(144)

Share-based compensation expense before income taxes	(144)
Tax benefit	58

Share-based compensation after income taxes	$(86)
Effect on earnings per share:
Basic	$.00

Diluted	$.00

Pro Forma Information Under SFAS 123R for Periods Prior to Fiscal 2007
     The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the first quarter of fiscal 2006 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2007 are the same, since share-based compensation expense was calculated under the provisions of SFAS 123R.
(In thousands, except per share data)

Three Months
Ended
June 30, 2005
Net income, as reported	$1,906
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related taxes	(360)

Pro forma net income	$1,546

Basic income per share:
As reported	$.07

Pro forma	$.05

Diluted income per share:
As reported	$.06

Pro forma	$.05

Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Numerator:
Net income	$634	$1,906

Denominator:
Denominator for basic earnings per share—weighted-average shares	35,650	28,947
Equivalent shares from share-based compensation plans	526	1,084

Denominator for diluted earnings per share -adjusted weighted-average shares	36,176	30,031

Basic income per share	$.02	$.07

Dilutive income per share	$.02	$.06

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 2.4 million and 1.2 million shares for the three months ended June 30, 2006 and 2005, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three months ended June 30, 2006 would have been anti-dilutive. Approximately 1.6 million were excluded for the three month period ended June 30, 2006, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.

Note 6 — Comprehensive Income
     Other comprehensive income pertains to net unrealized gains and losses on hedge derivatives used to hedge interest rates on bank debt that are not included in net income but rather are recorded directly in shareholders’ equity (see further discussion Note 17).
     (In thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Net income	$634	$1,906
Net unrealized gain on hedge derivatives, net of tax	110	—

Comprehensive income	$744	$1,906

     The changes in other comprehensive income are primarily non-cash items.
     Accumulated other comprehensive income balances, net of tax effects, were as follows (in thousands):

	June 30,	March 31,
	2006	2006
Unrealized gain from:
Hedge derivatives	$133	$23

Accumulated other comprehensive income	$133	$23

Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Trade receivables	$97,929	$102,722
Vendor receivables	2,502	2,623
Other receivables	1,583	1,653

	$102,014	$106,998
Less: allowance for doubtful accounts, vendor receivables and sales discounts	6,531	6,544
Less: allowance for sales returns, net margin impact	12,277	12,801

Total	$83,206	$87,653

Note 9 — Prepaid Expenses and Other Assets
     Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Prepaid royalties	$13,547	$10,060
Other	2,075	1,213

Total	$15,622	$11,273

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Finished products	$37,761	$34,154
Consigned inventory	4,330	4,119
Raw materials	5,703	5,351

Total	$47,794	$43,624

     Consigned inventory represents inventory at customers where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
License fees	$20,844	$18,681
Less: accumulated amortization	6,703	5,334

	$14,141	$13,347

     Amortization of license fees for the three months ended June 30, 2006 and 2005 were $1.4 million and $570,000, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
     License fees represent fixed minimum advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when such estimate is made.
Note 12 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands):

	June 30,	March 31,
	2006	2006
Production costs	$6,559	$5,653
Less: accumulated amortization	2,292	1,877

	$4,267	$3,776

     Amortization of production costs for the three months ended June 30, 2006 and 2005 were $415,000 and $294,000, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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

Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,069	1,052
Computer and office equipment	5,651	5,541
Warehouse equipment	7,097	7,062
Production equipment	358	257
Leasehold improvements	1,850	1,843
Construction in progress	1,468	1,269

Total	$19,116	$18,647
Less: accumulated depreciation and amortization	9,051	8,349

Net property and equipment	$10,065	$10,298

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of June 30, 2006 and March 31, 2006, goodwill amounted to $81.6 million and $81.2 million, respectively. During fiscal 2007, purchase price adjustments related to the FUNimation acquisition of $145,000 resulted in additional goodwill. Also, during fiscal 2007 purchase price adjustments related to the annual earn-out payment of $280,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Other	Consolidated
Balances as of March 31, 2006	$ —	$81,202	$ —	$81,202
Goodwill adjustment related to an acquisition	—	145	—	145
Earn-out related to an acquisition	—	280	—	280

Balances as of June 30, 2006	$ —	$81,627	$ —	$81,627

Intangible assets
     Other identifiable intangible assets, net of amortization, of $19.3 million and $20.9 million as of June 30, 2006 and March 31, 2006, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of June 30, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,852	$3,636	$4,216
License relationships	20,078	6,544	13,534
Other (not amortized)	1,568	—	1,568

	$29,498	$10,180	$19,318

	As of March 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,475	$3,213	$4,262
License relationships	20,078	5,045	15,033
Other (not amortized)	1,568	—	1,568

	$29,121	$8,258	$20,863

     Aggregate amortization expense for the three months ended June 30, 2006 and 2005 were $1.9 million and $395,000, respectively.

     Based on the intangibles in service as of June 30, 2006, estimated future amortization expense is as follows (in thousands):

Remainder of 2007	$5,749
2008	5,028
2009	4,025
2010	1,979
2011	440
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets.” Debt issuance costs totaled $3.8 million at June 30, 2006 and $3.8 million at March 31, 2006. Accumulated amortization amounted to approximately $976,000 and $827,000 at June 30, 2006 and March 31, 2006, respectively. The Company wrote off net debt issuance costs of $239,000 during the first quarter of fiscal 2006. Amortization expense and the write-off are included in interest expense in the accompanying Consolidated Statements of Operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Compensation and benefits	$2,613	$3,067
Royalties	3,625	6,134
Rebates	1,423	1,354
Interest	1,696	1,751
Other	3,745	4,340

Total	$13,102	$16,646

Note 16 — Bank Financing and Debt
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three year, $30.0 million revolving credit facility for use in connection with working capital needs. In June 2004, this credit agreement was amended and restated to, among other things, provide for two senior secured revolving sub-facilities: a $10.0 million revolving acquisition sub-facility, and a $40.0 million revolving working capital sub-facility. The revolving working capital sub-facility allowed for borrowings up to $40.0 million, subject to a borrowing base requirement, and required that the Company maintain a minimum excess availability of at least $10.0 million. In addition to the provision for the two senior secured revolving sub-facilities, this credit agreement allowed for up to $10.0 million of the revolving working capital facility to be used for acquisitions, providing the Company with an aggregate revolving acquisition availability of up to $20.0 million, subject to a borrowing base requirement. The working capital revolving credit facility also included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing line loans. Under the amended and restated credit agreement, the maturity date of the revolving working capital facility was December 2007 and the maturity date of the revolving acquisition facility was June 2006.
     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 2) and was again amended and restated on June 1, 2005. The credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million which expires on May 11, 2010. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million is available to the Company for its working capital and general corporate needs. The Term Loan C was paid-in-full by March 31, 2006.
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

     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility provided pursuant to the credit agreement was at the index rate plus 2.25% (10.5% and 10.0% at June 30, 2006 and March 31, 2006, respectively) and is payable monthly. As of June 30, 2006 and March 31, 2006, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the LIBOR rate plus 3.75% (8.74% and 8.28% as of June 30, 2006 and March 31, 2006, respectively). The balance under the Term Loan B sub-facility was $78.9 million and $80.1 million at June 30, 2006 and March 31, 2006, respectively.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to fixed charges, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facility as of June 30, 2006.
     Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Term Loan B sub-facility	$78,880	$80,130
Less: current portion	5,000	5,000

Total long-term debt	$73,880	$75,130

Letters of Credit
     The Company is party to letters of credit totaling $350,000 at June 30, 2006. The Company is party to a $100,000 letter of credit as required per a lease related to the Company’s headquarters and $250,000 letters of credit with a vendor. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Derivative Instruments
     The Company uses derivative instruments to assist in the management of exposure to interest rates. The Company uses derivative instruments only to limit the underlying exposure to floating interest rates, and not for speculative purposes. The Company documents relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item.
     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss), net of tax, and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges is also recognized in earnings as incurred. On March 6, 2006, the Company entered into an interest rate swap agreement with a notational amount of $53.0 million which expires on May 11, 2007. At June 30, 2006 and March 31, 2006, the fair value of the interest rate swap had increased from inception by $213,000 and $37,000, respectively, and is included in other long-term assets. The unrecognized after-tax portion of the fair value of the contracts recorded in accumulated other comprehensive income was $133,000 and $23,000 at June 30, 2006 and March 31, 2006, respectively. See additional disclosure in Note 18 regarding derivatives.
Note 18 — 2006 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. As of June 30, 2006 and March 31, 2006, 1,596,001 warrants exerciseable at $5.00 per share were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.

     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective on or before a predetermined amount of time as defined in the Registration Rights Agreement and to exert its “best efforts” to maintain the effectiveness of the registration. The Company is subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company fails to cause the registration statement to become effective. Upon the registration statement being declared effective, the Company could nevertheless be subject to the foregoing liquidated damages if it fails to maintain the effectiveness of the registration statement in the manner required by the registration agreement (see Note 23).
     Under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the fair value of the warrants issued under the PIPE have been reported as a liability and the value of the common stock has been reported as temporary equity due to the requirement to net-cash settle the transaction. The reason for this treatment is because EITF 00-19 requires the Company to use “best efforts” language in conjunction with the discussion regarding the effectiveness of the registration statement. Otherwise, it is assumed that the effectiveness of the registration statement is out of the Company’s control, thereby assuming net-cash settlement.
     The fair value of the warrants is determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows at June 30, 2006: expected life of 5 years, estimated volatility of 67%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants. The warrants are considered a derivative financial instrument and are marked to fair value on a quarterly basis. Any changes in fair value of the warrants is recorded in the Consolidated Statement of Operations as other income (expense). For the three months ended June 30, 2006, the Company expensed $424,000 associated with the fair value adjustment of the warrants. As of June 30, 2006 and March 31, 2006 the warrants had a fair value of $2.7 million and $2.2 million, respectively. There was no fair value adjustment in any other periods presented. At June 30, 2006 and March 31, 2006, the value of the common stock was recorded at $16.6 million in temporary equity in the Consolidated Balance Sheets. The common stock will remain in temporary equity until the registration statement is declared effective (see Note 23).
Note 19 — Income Taxes
     The Company’s effective tax rate was 40.4% for the first quarter of fiscal 2007 and 45.4% for the first quarter of fiscal 2006. The Company’s effective tax rate for the first quarter of fiscal 2006 was higher than first quarter of fiscal 2007 due to the inclusion of the net operating loss of the VIE in fiscal 2006, which did not have a tax benefit to the Company’s consolidated financial statements.
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
Note 20 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $1.8 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of June 30, 2006 and March 31, 2006, $3.7 million and $2.8 million in target payments are reflected in prepaid assets in the Consolidated Balance Sheets. The target payments are non-refundable, but are offset by royalties earned in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 21 – Commitments and Contingencies
Commitments — Other
     The Company has an agreement to purchase $500,000 of advertising from the period of April 1, 2006 through March 31, 2007.

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
     On August 10, 2005, Sybersound filed a dismissal without prejudice of the case, and filed and served a new Complaint in the United States District Court for the Central District of California on August 11, 2005. In the new Complaint, Sybersound made similar allegations, but also alleged that BCI was infringing on certain copyrights because of an exclusive license that Sybersound was granted by a third party.
     On November 7, 2005, the Court issued its order granting BCI’s motion to dismiss as well as other of the defendants’ motions to dismiss, but without prejudice to Sybersound’s right to attempt to save its claims by amending the Complaint. Sybersound served and filed an Amended Complaint on November 21, 2005 which added various individual defendants, including BCI’s president. In addition, Sybersound added claims under the Racketeer Influenced and Corrupt Organization’s Act. On December 22, 2005, BCI served and filed its motion to dismiss Sybersound’s Amended Complaint.
     On January 6, 2006, the Court issued its order dismissing Sybersound’s claims with prejudice. An appeal of this order was filed by Sybersound on February 1, 2006 and a briefing schedule has been set with respect to the issues present in the appeal. Sybersound has filed its opening brief and BCI has filed its answering brief.
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
     On February 3, 2006, Plaintiffs filed a Consolidated Amended Complaint with the Court. This Consolidated Amended Complaint reiterates the allegations made in the individual complaints and extends these allegations to the Company’s restatements of its previously issued financial statements that were made in November 2005. A hearing on Defendants’ expected motion to dismiss was held on May 10, 2006 and by an order dated June 27, 2006, the Court granted Defendants’ motion to dismiss for failure to state a claim, without prejudice. The Court gave Plaintiffs 30 days to file an amended complaint in an effort to cure the identified pleading deficiencies. On July 28, 2006 Plaintiffs filed their Second Amended Complaint against Defendants.
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
     On January 19, 2006, the special litigation committee issued a comprehensive Resolution, Report (consisting of 40 pages) and Appendix (consisting of 17 exhibits) detailing its findings. The special litigation committee resolved that the derivative actions “are not meritorious and should not be pursued, (and) that it is in the best interests of Navarre that such Derivative Complaints be dismissed . . .” On February 23, 2006, the special litigation committee issued a revised version of its Report in response to the Company’s disclosure that it had received correspondence from the United States Securities and Exchange Commission (“SEC”) detailing a request that the Company voluntarily provide certain documentation. The special litigation committee indicated that this revised Report was provided in order to clarify that an information request and inquiry by the SEC did not impact the conclusions reached by the special litigation committee. As a result, Defendants had scheduled a hearing before the Court on April 20, 2006 to seek a dismissal of these derivative suits.
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
Note 22 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which, as amended, expires on March 31, 2007. The Company agreed in the employment agreement to, among other things, pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant to the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company expensed $72,000 and $36,000 of this obligation in its consolidated financial statements for the first three months ended June 30, 2006 and 2005, respectively. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets were met. As such, $2.5 million was expensed in the consolidated financial statements as of March 31, 2005. At both June 30, 2006 and March 31, 2006, $5.3 million had been accrued in the consolidated financial statements for the deferred compensation amounts.

     The CEO’s employment agreement, also includes a loan to the executive for a maximum of $1.0 million, of which $150,000 and $200,000 were outstanding at June 30, 2006 and March 31, 2006, respectively. Under the terms of the loan, which was entered into prior to the implementation of the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During the three months ended June 30, 2006 and 2005, the Company forgave $50,000 and $50,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal year 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
Employment Agreement – FUNimation
     In connection with the FUNimation acquisition, the Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd. (“the FUNimation CEO”). Among other items, the agreement provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006-2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million. No amounts have been expensed or paid under this agreement as the targets have not been achieved.
Chief Executive Officer Investment in Mix & Burn
     The Company’s Chief Executive Officer made an investment in Mix & Burn in the form of a convertible note. This note is convertible into common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of its then existing $2.5 million aggregate principal amount of promissory notes (which was written off during deconsolidation of the VIE).
Note 23 — Subsequent Event
     On July 27, 2006, the registration statement discussed in Note 18 was declared effective by the SEC. The Company will reclassify the $16.6 million of temporary equity related to unregistered shares to equity as of July 27, 2006 as the shares were registered with the effectiveness of the registration statement. The Company will also mark to market the warrants as of July 27, 2006 and reclassify the warrant accrual balance to equity.

Note 24 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company had determined it historically had three reportable business segments: distribution, publishing and other. The other segment was included from December 31, 2003 to December 31, 2005 and included the operations of Mix & Burn (see Note 3).
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended June 30, 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$132,751	$26,038	$—	$(12,450)	$146,339
Income from operations	1,205	2,009	—	—	3,214
Net income (loss) before income tax	(1,003)	2,068	—	—	1,065
Total assets	$262,457	$162,668	$—	$(120,693)	$304,432

Three months ended June 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$129,160	$26,108	$108	$(14,088)	$141,288
Income (loss) from operations	1,156	4,307	(487)	—	4,976
Net income (loss) before income tax	(208)	4,237	(538)	—	3,491
Total assets	$311,632	$175,371	$533	$(147,607)	$339,929

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     Consolidated net sales for the first quarter of fiscal 2007 increased 3.6% to $146.3 million compared to $141.3 million for the first quarter of fiscal 2006. This growth in net sales was achieved principally through an increase in sales in our distribution segment and the inclusion of FUNimation for a full quarter in fiscal 2007. Our gross profit increased to $25.3 million or 17.3% of net sales in the first quarter fiscal 2007 compared with $24.8 million or 17.6% of net sales for the same period in fiscal 2006.
     Total operating expenses for the first quarter of fiscal 2007 were $22.1 million or 15.1% of net sales, compared with $19.9 million or 14.1% of net sales in the same period for fiscal 2006. The increase in operating expenses was primarily due to amortization expense of approximately $1.5 million related to the amortization of intangibles related to acquisition of FUNimation and the inclusion of FUNimation for a full quarter in fiscal 2007. Net income for the first quarter of fiscal 2007 was $634,000 or $0.02 per diluted share compared to net income of $1.9 million or $0.06 per diluted share for the same period last year.
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as general and administrative expense. Total share-based compensation expense recorded in the first quarter of fiscal 2007 was $144,000. This amount would have been $360,000 for the first quarter of fiscal 2006 had the Company recognized share-based expense in the Consolidated Statements of Operations under SFAS 123. Unrecognized compensation expense from unvested options was $395,000 as of June 30, 2006 and is expected to be recognized over a weighted-average period of 1.07 years.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Our business is divided into two business segments in fiscal 2007 – distribution and publishing. The other segment reported in fiscal 2006 includes the consolidation of the VIE, Mix & Burn through December 1, 2005. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels, major label music (through December 2005), and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through our publishing segment we own or license various PC software, CD audio, and DVD video titles. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI is a provider of niche DVD video products and in-house manufactured CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime and children’s animation content provider in the United States.
     In fiscal 2006, the other segment included the operations of Mix & Burn, a third-party separate corporation that is included in the consolidated Company’s results in accordance with the provisions of FIN 46(R), through December 1, 2005. Mix & Burn is a development stage corporation that designs and markets digital music delivery services for music and other specialty retailers.

Forward-Looking Statements / Important Risk Factors
     We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, including this Report on Form 10-Q, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Chairman of the Board and Chief Executive Officer; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; pending litigation or regulatory inquiry may subject the Company to significant costs; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues substantially dependent on television exposure; some revenues dependent on consumer preferences and demand; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; material weaknesses or significant deficiencies may impact the Company’s ability to report on a timely or accurate basis; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s current debt agreement limits our operating and financial flexibility; further fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our stock undesirable; the Company does not pay dividends on common stock; thus return on investment for investors is based on stock appreciation; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.

     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form
10-K for the year ended March 31, 2006. Investors and shareholders are urged to read this document carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, income taxes, and contingencies and litigation. Except with respect to the changes in the manner in which we account for share-based compensation, as discussed below, there have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2006.
     Share-based Compensation
     We have granted stock options, restricted stock units and restricted stock to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after March 31, 2006 and all share-based payments granted prior to but not yet vested as of March 31, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period) or when the performance condition has been met. Prior to the adoption of SFAS 123R, we accounted for share-based payments under the APB 25 and accordingly, only recognized compensation expense for stock options or restricted stock, which had a grant date intrinsic value.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards and a lattice model to value restricted stock unit awards. Management believes that future volatility will not materially differ from the historical volatility. Thus, the fair value of the share-based payment awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 4 to the consolidated financial statements for a further discussion on the share-based compensation.
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

	Three Months Ended June 30,
	(Unaudited)
(In thousands)	2006	2005
Net sales:
Distribution	$132,751	$129,160
Publishing	26,038	26,108
Other	—	108

Net sales before inter-company eliminations	158,789	155,376
Inter-company eliminations	(12,450)	(14,088)

Net sales as reported	$146,339	$141,288

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations”.

	Three Months Ended June 30,
	(Unaudited)
	2006	2005
Net sales:
Distribution	90.7%	91.4%
Publishing	17.8	18.5
Other	—	0.1
Inter-company sales	(8.5)	(10.0)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.7	82.4

Gross profit	17.3	17.6
Selling and marketing	4.6	4.7
Distribution and warehousing	1.7	1.6
General and administrative	7.0	7.1
Depreciation and amortization	1.8	0.7

Total operating expenses	15.1	14.1

Income from operations	2.2	3.5
Interest expense	(1.3)	(1.5)
Interest income	0.1	0.2
Warrant expense	(0.3)	—
Other income (expense), net	—	0.2
Income tax expense	(0.3)	(1.1)

Net income (loss)	0.4%	1.3%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music (through December 2005), and DVD video, as well as independent music.
Fiscal 2007 First Quarter Results Compared With Fiscal 2006 First Quarter
Net Sales
     Net sales for the distribution segment were $132.8 million (before inter-company eliminations) for the first quarter of fiscal 2007 compared to $129.2 million (before inter-company eliminations) for fiscal 2006 first quarter. The 2.8% increase in net sales for fiscal 2007 first quarter was principally due to increases of net sales in software and independent music, partially offset by sales declines in video and video games. Net sales increased in the software product group to $101.4 million during the first quarter of fiscal 2007 from $98.3 million for the same period last year. Software continues to expand its market share presence across all categories. DVD video net sales declined to $5.9 million in the first quarter of fiscal 2007 from $8.4 million in first quarter of fiscal 2006 and video games net sales decreased to $7.9 million in the first quarter of fiscal 2007 from $8.1 million for the same period last year, due to a general softness in the industry and the timing of new releases. Independent music net sales increased to $17.6 million in the first quarter of fiscal 2007 from $14.4 million in the same period last year due to favorable trends in independent music distribution and strong results from several labels. During the third quarter of fiscal 2006, the Company exited the major label music category to focus its resources on other product categories. The Company believes that future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $14.8 million or 11.1% as a percent of net sales for the first quarter fiscal 2007 compared to $14.7 million or 11.4% as a percent of net sales for first quarter fiscal 2006. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses for the distribution segment were $13.6 million or 10.2% as a percent of net sales for the first quarter of fiscal 2007 compared to $13.6 million or 10.5% as a percent of net sales for the first quarter of fiscal 2006. Overall, operating expenses remained consistent.
     Selling and marketing expenses for the distribution segment were $3.7 million or 2.8% as a percent of net sales for the first quarter of fiscal 2007 compared to $4.1 million or 3.2% as a percent of net sales for the first quarter of fiscal 2006. Freight cost, as a percent of sales, decreased to 1.8% in the first quarter of fiscal 2007 compared to 1.9% for the same period of fiscal 2006. The decreased expense as a percent of sales was primarily due to changes in customer shipping requirements, partially offset by increases in fuel surcharges.
     Distribution and warehousing expenses for the distribution segment were $2.5 million or 1.9% as a percent of net sales for the first quarter of fiscal 2007 compared to $2.2 million or 1.7% as a percent of net sales for the first quarter of fiscal 2006. The increase is primarily due to an increase in warehouse salaries.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $6.8 million or 5.1% as a percent of net sales for the first quarter of fiscal 2007 compared to $6.8 million or 5.2% as a percent of net sales for the first quarter of fiscal 2006.
     Depreciation and amortization for the distribution segment was $585,000 for the first quarter of fiscal 2007 compared to $544,000 for the first quarter of fiscal 2006.
     Net operating income for the distribution segment was $1.2 million for the first quarter of fiscal 2007 and for the first quarter of fiscal 2006.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005 and results for FUNimation are included from the date of acquisition.
Fiscal 2007 First Quarter Results Compared With Fiscal 2006 First Quarter
Net Sales
     Net sales for the publishing segment were $26.0 million (before inter-company eliminations) for the first quarter of fiscal 2007 compared to $26.1 million (before inter-company eliminations) for the first quarter of fiscal 2006. The publishing segment continued to benefit from the release of He-Man and the Masters of the Universe and sales of catalog products, the performance of Full Metal Alchemist, Dragon Ball Z and Desert Punk and the inclusion of FUNimation for the full quarter in fiscal 2007. These increases were offset by decreases in software categories including Desktop Publishing, Education and Typing. The Company believes that future sales will be dependent upon the Company’s ability to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $10.5 million or 40.4% as a percent of net sales for first quarter of fiscal 2007 compared to $10.1 million or 38.6% as a percent of net sales for first quarter of fiscal 2006. The increase in gross margin rate was due to a favorable mix of front line products and increased sales in anime. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the publishing segment were $8.5 million, or 32.6% as a percent of net sales, for the first quarter of fiscal 2007 compared to $5.8 million, or 22.1% as a percent of net sales, for the first quarter of fiscal 2006. The expense increase in the first quarter of fiscal 2007 was primarily due to a full year of expenses related to FUNimation and the amortization of approximately $1.5 million of intangibles related to the purchase of FUNimation.

     The publishing segment had net operating income of $2.0 million for the first quarter of fiscal 2007 compared to net operating income of $4.3 million for the first quarter of fiscal 2006.
Other Segment
     The other segment includes the operations Mix & Burn, a consolidated VIE. The VIE was deconsolidated as of December 1, 2005 due to the Company’s determination that it was no longer the primary beneficiary as defined by FIN 46(R).
Fiscal 2007 First Quarter Results Compared With Fiscal 2006 First Quarter
     There were no sales for the other segment in the first quarter of fiscal 2007 compared to $108,000 (before inter-company eliminations) for the first quarter of fiscal 2006. Gross profit was $21,000 or 19.4% as a percent of net sales for the first quarter of fiscal 2006. Total operating expenses were $508,000 for the first quarter of fiscal 2006. The other segment had a net operating loss of $487,000 for the first quarter of fiscal 2006.
Consolidated Other Income and Expense
     Interest expense was $1.9 million for first quarter of fiscal 2007 compared to $2.1 million for first quarter of fiscal 2006. The decrease in interest expense for the first quarter of fiscal 2007 is a result of a decrease in long term debt. Other income (expense) for the three months of fiscal 2007 was expense of $229,000 and consisted primarily of warrant expense of $424,000, partially offset by interest income of $119,000 on available cash balances. Other income (expense) for the three months of fiscal 2006 was income of $590,000 and consisted primarily of an early termination payment from an independent music label of $375,000 and interest income of $286,000.
Consolidated Income Tax (Expense) Benefit
     For the first quarter of fiscal 2007 and 2006, we recorded income tax expense of $431,000 and $1.6 million, respectively. The effective income tax rate for the first quarter of fiscal 2007 was 40.4%, compared to 45.4% for the first quarter of fiscal 2006. The higher rate in the first quarter of fiscal 2006 is primarily due to the inclusion of the loss of the VIE, which did not have a tax benefit to the consolidated financial statements.
Consolidated Net Income
     For the first quarter of fiscal 2007, we recorded net income of $634,000 versus net income of $1.9 million for the same period last year.
Market Risk
     Our exposure to changes in interest rates results primarily from borrowings used to fund the FUNimation acquisition. The Company uses derivative financial instruments to manage the interest rate risks associated with a portion of its variable interest rate indebtedness. As of June 30, 2006 we had $78.9 million of indebtedness, of which approximately $25.9 million was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on June 30, 2006, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $259,000.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1–December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our trends in fiscal 2006 were negatively impacted by the bankruptcy of a major retailer and the write-off of balances of an independent label. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the three months of fiscal 2007 and fiscal 2006 totaled $5.7 million and $16.0 million, respectively. The net cash used in operating activities for the three months of fiscal 2007 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $4.6 million, a change in the fair market value of warrants of $424,000 and a change in deferred revenue of $878,000, offset by our working capital demands. The following are changes in the operating assets and liabilities: accounts receivable decreased by $4.3 million, reflecting the timing of collections; inventories increased by $4.2 million, primarily reflecting higher inventories required by the Company’s increased sales activities; prepaid expenses increased by $4.3 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $906,000 and $2.2 million, respectively, due primarily to new content acquisitions; income taxes receivable decreased $568,000 primarily due to timing of required tax payments; other assets decreased $592,000 due primarily to amortization; accounts payable decreased $1.8 million, primarily as a result of timing of disbursements; and accrued expenses decreased $4.4 million primarily as a result of payment of annual bonuses and royalty payments.
     The net cash used in operating activities in the three months of fiscal 2006 of $16.0 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $2.3 million, deferred taxes of $502,000 and change in deferred revenue of $860,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $1.2 million for the three months of fiscal 2007 and $99.0 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $467,000 and $447,000, respectively, for the three months of fiscal 2007. Purchases of fixed assets for the three months of fiscal 2006 were $640,000. Acquisition of businesses totaled $98.1 million for the three months of fiscal 2006 consisting of the acquisition of FUNimation.
Financing Activities
     Cash flows used in financing activities totaled $1.2 million for the three months of fiscal 2007 and cash flows provided by financing activities totaled $122.7 million for the three months of fiscal 2006. The Company had repayments of notes payable of $1.3 million in the three months of fiscal 2007 and net proceeds from notes payable of $125.4 million and debt issuance costs of $2.9 million for the three months of fiscal 2006. The Company recorded proceeds from the exercise of common stock options and warrants of $79,000 and $220,000 for the three months of fiscal 2007 and 2006, respectively.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content from first parties; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our Chief Executive Officer upon retirement; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system that the Company has undertaken. During the three months of fiscal 2007, we invested approximately $8.8 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility and a five-year revolving sub-facility for up to $25.0 million. The revolving sub-facility of up to $25.0 million is available for working capital and general corporate needs. During the three months of fiscal 2007, we made payments of $1.3 million to reduce the amounts outstanding of the Term Loan B sub-facility. As of June 30, 2006, we had $78.9 million and $0 outstanding on the Term B sub-facility and the revolving sub-facility, respectively. Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts we may lend to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility as of June 30, 2006.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for the remainder of this fiscal year and otherwise in the foreseeable future, absent significant acquisitions. We have stated our plans to grow through acquisitions; however such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.

Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of June 30, 2006 for the remainder of fiscal year 2007 and by fiscal year thereafter (in thousands).

		Less
		than 1	1 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$27,151	$2,207	$5,748	$4,448	$14,748
Capital leases	398	121	209	68	—
Note payable	78,880	3,750	10,000	10,000	55,130
License and distribution agreements	18,131	14,248	3,883	—	—

Total	$124,560	$20,326	$19,840	$14,516	$69,878

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
(b) Change in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during its most recently completed quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation discussion in Note 21 to the consolidated financial statements included herein.
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Important Risk Factors” in Part 1 – Item 2 of this Form 10-Q and in Part 1 – Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Except for the following, there have been no material changes from the risk factors previously disclosed in our Annual Report of Form 10-K:
Any material weakness or significant deficiency in our internal controls may adversely affect our ability to report our financial results on a timely and accurate basis.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent auditors must report on management’s evaluation as well as evaluate our internal control structure and procedures. As we disclosed in our “Management’s Report on Internal Control over Financial Reporting” set forth in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the period ended March 31, 2005 and our discussion of “Internal Control over Financial Reporting” set forth in Part I, Item 4 “Controls and Procedures” of our quarterly filings on Form 10-Q and 10-Q/A for the periods ended June 30, 2005 and September 30, 2005, we concluded that our internal controls over financial reporting were not effective based on applicable evaluation criteria as of the end of these periods as a result of our identification of “material weaknesses” (as defined by the Public Company Accounting Oversight Board in its Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements”). These material weaknesses related to the Company not maintaining effective controls over the accounting for certain compensation and severance arrangements, not maintaining effective controls over the accounting for income taxes and not maintaining effective controls over the identification and determination of appropriate accounting treatment for certain business relationships it had with entities that were variable interest entities under Financial Accounting Standards Board Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). Although the Company believes it has remediated the stated material weaknesses in internal controls over financial reporting and strengthened its controls and procedures, if any of these efforts prove ineffective or if any additional material weaknesses are identified in the future, we may not be able to address these issues in a timely or efficient manner and our ability to report our financial results on a timely and accurate basis may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
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

Navarre Corporation (Registrant)
Date: August 9, 2006	/s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ J. Reid Porter
J. Reid Porter
Chief Financial Officer (Principal Financial and Accounting Officer)