Form 10-Q
period 2006-09-30
NAVARRE CORP /MN/
filed 2006-11-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 3, 2006

Common Stock, No Par Value	35,866,495 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2006	2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$8,406	$14,296
Note receivable, related parties	100	200
Accounts receivable, less allowances of $19,711 and $19,345, respectively	109,606	87,653
Inventories	61,210	43,624
Prepaid expenses and other current assets	17,633	11,273
Income tax receivable	—	4,408
Deferred tax assets — current	9,588	8,830

Total current assets	206,543	170,284
Property and equipment, net of accumulated depreciation of $9,755 and $8,349, respectively	11,256	10,298
Other assets:
Goodwill	81,697	81,202
Intangible assets, net of amortization of $12,132 and $8,258, respectively	17,775	20,863
License fees, net of amortization of $8,669 and $5,334, respectively	14,191	13,347
Interest rate swap	98	37
Other assets	13,119	13,583

Total assets	$344,679	$309,614

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short term	$5,000	$5,000
Capital lease obligation — short term	109	115
Accounts payable	134,702	97,923
Warrant liability	—	2,236
Income taxes payable	337	—
Accrued expenses	13,852	16,646

Total current liabilities	154,000	121,920
Long-term liabilities:
Note payable — long-term	72,630	75,130
Capital lease obligation — long-term	172	222
Deferred compensation	5,654	5,272
Deferred tax liabilities — non-current	464	770
Other long-term liabilities	760	760

Total liabilities	233,680	204,074
Commitments and contingencies (Note 21)
Temporary equity — unregistered common stock, no par value; 5,699,998 issued and outstanding (Note 18)	—	16,634
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 35,849,295 and 29,911,097, respectively	158,104	138,292
Accumulated other comprehensive income (loss)	59	23
Accumulated deficit	(47,164)	(49,409)

Total shareholders’ equity	110,999	88,906

Total liabilities and shareholders’ equity	$344,679	$309,614

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$173,149	$158,130	$319,488	$299,418
Cost of sales (exclusive of depreciation and amortization)	142,434	129,691	263,493	246,148

Gross profit	30,715	28,439	55,995	53,270
Operating expenses:
Selling and marketing	7,897	7,630	14,667	14,221
Distribution and warehousing	2,924	2,242	5,384	4,432
General and administrative	10,398	11,474	20,154	21,516
Bad debt expense	2,362	40	2,819	49
Depreciation and amortization	2,683	4,147	5,307	5,171

Total operating expenses	26,264	25,533	48,331	45,389

Income from operations	4,451	2,906	7,664	7,881
Other income (expense):
Interest expense	(2,007)	(3,055)	(3,927)	(5,210)
Interest income	90	249	209	615
Warrant income (expense)	172	—	(251)	—
Other income (expense), net	(19)	73	56	378

Net income before income tax	2,687	173	3,751	3,664
Income tax expense	(1,075)	(248)	(1,506)	(1,833)

Net income (loss)	$1,612	$(75)	$2,245	$1,831

Earnings (loss) per common share:
Basic	$.05	$.00	$.06	$.06

Diluted	$.04	$.00	$.06	$.06

Weighted average shares outstanding:
Basic	35,735	29,841	35,691	29,397
Diluted	36,201	29,841	36,184	30,404
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$2,245	$1,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,364	5,232
Amortization and write-off of deferred financing costs	298	477
Deferred compensation expense	382	144
Write-off of notes receivable	100	100
Amortization of license fees	3,334	2,529
Amortization of production costs	1,082	866
Share-based compensation expense	300	—
Tax benefit from employee stock option plans	151	237
Loss (gain) on disposal of fixed assets	36	(3)
Deferred income taxes	(1,091)	(1,314)
Loss on derivative instruments	1	—
Change in fair market value of warrants	251	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,097)	4,076
Inventories	(17,586)	(9,386)
Prepaid expenses	(6,360)	(3,180)
Income taxes receivable	4,408	(1,154)
Other assets	972	145
Production costs	(1,815)	(928)
License fees	(4,178)	(3,299)
Accounts payable	36,779	12,528
Income taxes payable	337	(8)
Accrued expenses	(2,794)	(6,109)

Net cash provided by operating activities	119	2,784
Investing activities:
Acquisitions, net of cash acquired	—	(98,147)
Purchases of property and equipment	(2,486)	(1,084)
Purchases of intangible assets	(857)	(213)
Payment of earn-out related to an acquisition	(350)	(350)

Net cash used in investing activities	(3,693)	(99,794)
Financing activities:
Proceeds from note payable, line of credit	9,282	—
Payments on note payable, line of credit	(9,282)	—
Payments on note payable	(2,500)	(21,250)
Proceeds from note payable	—	140,850
Debt acquisition costs	—	(2,921)
Registration statement costs	(102)	—
Repayments of capital lease obligations	(56)	(42)
Proceeds from exercise of common stock options and warrants	342	437

Net cash (used in) provided by financing activities	(2,316)	117,074

Net increase (decrease) in cash	(5,890)	20,064
Cash at beginning of period	14,296	15,571

Cash at end of period	$8,406	$35,635

Supplemental cash flow information:
Cash paid for:
Interest	$5,247	$3,584
Income taxes, net of refunds	(2,300)	4,076
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	—	1,656
Capital lease obligations incurred for the purchase of computer equipment	—	39
Reclassification of prepaid royalties to other assets	—	6,317
Purchase price adjustments affecting: accounts receivable and goodwill	145	—
Acquisition:
Fair value of assets acquired	$—	$126,113
Less: Liabilities assumed	—	9,683
Fair value of stock issued	—	14,144
Cash acquired	—	4,139

Acquisition net of cash acquired	$—	$98,147

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. The business is divided into two business segments — distribution and publishing. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. In fiscal 2006, the Company had a third segment titled “other” and included the operations of a variable interest entity, which was deconsolidated during the third quarter of fiscal 2006 as further discussed in Note 3.
     The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated financial statements for the three and six months ended September 30, 2005 include the consolidation of the variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”).
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, the operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.
     Certain 2006 amounts have been reclassified to conform to the 2007 presentation.
Segment Reporting
     The Company’s current presentation of segment data consists of two operating and reportable segments — distribution and publishing. In fiscal 2006, the Company’s presentation included a third operating and reportable segment titled “other”. The other segment consisted of the variable interest entity, Mix & Burn, which was deconsolidated in December 2005. In light of the deconsolidation of Mix & Burn, the Company re-evaluated its application of Financial Accounting Standards Board (FASB) Statement 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS 131”) and revised its operations and reportable segments to historical presentation before the inclusion of the “other” segment.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six months ended September 30, 2006 and September 30, 2005. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are established based on the application of the Company’s historical gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
     The Company’s distribution customers at times qualify for certain price protection benefits from the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenues with corresponding reductions in cost of sales.

     The Company’s publishing business at times provides certain price protection, promotional funds, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.
     FUNimation Productions, Ltd. and the FUNimation Store, Ltd. (“FUNimation”) revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon receipt by the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided at the time of sale.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), Share-Based Payment. SFAS No. 123R requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost is measured based on fair value of the equity instruments or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The original effective date for Statement 123R was fiscal 2006. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amended the effective date for SFAS No. 123R. The Company adopted SFAS No. 123R effective April 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 4, “Share-Based Compensation”.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard will not have a material impact on the consolidated financial position or results of operations.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on the consolidated financial position or results of operations.
Note 2 — Acquisitions
FUNimation
     On May 11, 2005, the Company completed the acquisition of 100% of the general and limited partnership interests of FUNimation, a leading home video distributor and licensor of Japanese animation (“anime”) and children’s entertainment in the United States. The acquisition of FUNimation was a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The purchase price consisted of $100.4 million in cash, subject to post-closing adjustments not to exceed $5.0 million and excess cash as defined in the purchase agreement, and 1,827,486 shares of the Company’s common stock. In addition, during the five-year period following the closing of the transaction, the Company may pay up to an additional $17.0 million in cash if certain financial targets are met, which amount will be included as part of the purchase price and thus increase goodwill in subsequent periods. During February 2006, the Company came to an agreement with the FUNimation sellers which resulted in the Company receiving a purchase price adjustment of $11.1 million in cash in exchange for a broad release of all claims that the Company might have against sellers.
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

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the six months ended September 30, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2005. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the six months ended September 30, 2005, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
(In thousands, except per share data)

	Six Months Ended
	September 30, 2005
	As reported	Pro forma
Net sales	$299,418	$305,140
Net income	1,831	2,077
Earnings per common share:
Basic	$.06	$.07

Diluted	$.06	$.07

Note 3 — Mix & Burn
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
     Mix & Burn’s financial results were consolidated with those of the Company for the period December 31, 2003 through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $147,000 and $255,000 for the three and six months ended September 30, 2005, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $616,000 and $1.1 million for the three and six months ended September 30, 2005. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of September 30, 2006 and March 31, 2006 the Company owned a 7% interest in Mix & Burn and accounts for the investment under the cost method. At September 30, 2006 and March 31, 2006 this investment was recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn.
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

     Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB 25 and related interpretations, and adopted the disclosure requirements of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transitional Disclosure. Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees and non-employee directors was measured as the excess of the quoted market price of common stock at the grant date over the exercise price the employee and non-employee directors must pay for the stock. The Company’s policy is to grant stock options with exercises prices equal to the market price of common stock on the date of grant and as a result no compensation expense was historically recognized for stock options.
     The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the six months of fiscal year 2007 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and non-employee directors share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee and non-employee directors share-based compensation awards that are outstanding upon adoption of SFAS 123R.
Equity Compensation Plans
     The Company currently grants stock options, restricted stock and restricted stock units under equity compensation plans.
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 2.5 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Option Plan terminates in September 2014. There are 1.2 million shares remaining under the 2004 Stock Option Plan at September 30, 2006.
     The Company is authorized to grant, among other equity instruments, stock options and restricted stock grants under the 2004 Stock Option Plan. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee. Vesting for performance-based stock awards is subject to the performance criteria being achieved.
     On April 1 of each year, each director who is not an employee of the Company is granted an option to purchase 6,000 shares of common stock under the 2004 Stock Option Plan, with an exercise price equal to fair market value. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and shall provide for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.
     The Company is entitled to (a) withhold and deduct from future wages of the participant (or from other amounts that may be due and owing to the participant from the Company), or make other arrangements for the collection of all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements (i) attributable to the grant or exercise of an option or a restricted stock award or to a disqualifying disposition of stock received upon exercise of an incentive stock option, or (ii) otherwise incurred with respect to an option or a restricted stock award, or (iii) require the participant promptly to remit the amount of such withholding to the Company before taking any action with respect to an option or a restricted stock award.

     Restricted stock awards are non-vested stock awards that may include grants of restricted stock shares or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest as determined by the Compensation Committee of the Board of Directors, depending on the grant. Prior to vesting, ownership of the shares cannot be transferred. The Company expenses the cost of the restricted stock awards, which is the grant date fair value, ratably over the period during which the restrictions lapse. The grant date fair value is the Company’s opening stock price on the date of grant.
Stock Options
     Option activity for the Plans for the six months ended September 30, 2006 is summarized as follows (in thousands, except options, contractual term and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercises	contractual	intrinsic
	options	price	term	value
Options outstanding, March 31, 2006:	3,341,100	$7.17
Granted	132,000	$4.20
Exercised	(232,200)	$1.47
Canceled	(150,200)	$8.69

Options outstanding, September 30, 2006	3,090,700	$7.40	5.3	$1,684

Options exercisable at September 30, 2006	2,690,500	$8.12	5.4	$1,078

Shares available for future grant	1,175,000
     The total intrinsic value of stock options exercised during the six months ended September 30, 2006 was $562,000. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.02 as of September 30, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 443,500.
     As of September 30, 2006, total compensation cost related to non-vested stock options not yet recognized was $472,000, which amount is expected to be recognized over the next 1.14 years on a weighted-average basis.
     During the six months ended September 30, 2006, the Company received cash from the exercise of stock options totaling $342,000.
Restricted Stock
     Restricted stock granted to employees presently has a vesting period of one year and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria has been met. The value of the restricted stock is established by the market price on the date of the grant or if based on performance criteria, on the date which it is determined the performance criteria will be met. Restricted stock award vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.

     A summary of the Company’s restricted stock activity as of September 30, 2006 and changes during the six months ended September 30, 2006 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, March 31, 2006:	—		—
Granted	81,000	$4.29	.50
Vested	(6,000)	$4.29	—
Forfeited	—	—	—

Unvested, September 30, 2006	75,000	$4.29	.50

     The total fair value of shares vested during the six months ended September 30, 2006 was approximately $24,000. The weighted average fair value of restricted stock units granted for the six months ended September 30, 2006 was $4.29.
     As of September 30, 2006 total compensation cost related to non-vested restricted stock awards not yet recognized was $209,000 which is expected to be recognized over the next .5 years on a weighted-average basis.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for the six months ended September 30, 2006 was $56,000, based upon the number of units granted.
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
Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended September 30, 2006, were calculated using the following assumptions:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Expected life (in years)	5.0	5.0
Expected volatility	70%	70%
Risk-free interest rate	4.90%	4.88%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of grants	$2.62	$2.59
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three and six months ended September 30, 2006 was $156,000 and $300,000, respectively, and was included in general and administrative expenses in the consolidated statements of operations. No amount of share-based compensation was capitalized. The impact of applying SFAS 123R is as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
General and administrative expenses	$(156)	$(300)

Share-based compensation expense before income taxes	(156)	(300)
Tax benefit	62	120

Share-based compensation after income taxes	(94)	(180)

Effect on earnings (loss) per share:
Basic	$.00	$(.01)

Diluted	$.00	$.00

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007
     The following table details the effect on net income (loss) and earnings (loss) per share had share-based compensation expense been recorded for the three and six months ended September 30, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the three and six months ended September 30, 2006 are the same, since share-based compensation expense was calculated under the provisions of SFAS 123R.
(In thousands, except per share data)

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$(75)	$1,831
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related taxes	(403)	(762)

Pro forma net income (loss)	$(478)	$1,069

Basic income (loss) per share:
As reported	$.00	$.06

Pro forma	$(.02)	$.04

Diluted income (loss) per share:
As reported	$.00	$.06

Pro forma	$(.02)	$.04

     The fair value of options granted in the three months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months
Ended
September 30,
2005
Expected life (in years)	5.0
Expected volatility	65%
Risk-free interest rate	4.08%
Expected dividend yield	0.0%
Weighted-average fair value of grants	$4.31

Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$1,612	$(75)	$2,245	$1,831

Denominator:
Denominator for basic earnings per share—weighted-average shares	35,735	29,841	35,691	29,397
Equivalent shares from share-based compensation plans	466	—	493	1,007

Denominator for diluted earnings per share—adjusted weighted-average shares	36,201	29,841	36,184	30,404

Basic income (loss) per share	$.05	$.00	$.06	$.06

Dilutive income (loss) per share	$.04	$.00	$.06	$.06

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 2.4 million and 2.4 million shares for the three and six month periods ended September 30, 2006, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. Share-based compensation awards of 1.5 million and 1.3 million shares for the three and six month periods ended September 30, 2005, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three and six months ended September 30, 2006 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for both the three and six month periods ended September 30, 2006, respectively, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. There were no warrants issued or outstanding for the three and six months ended September 30, 2005.
Note 6 — Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on derivatives used to hedge interest rates on bank debt that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion in Note 17).
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$1,612	$(75)	$2,245	$1,831
Net unrealized gain (loss) on hedge derivatives, net of tax	(74)	(929)	36	(929)

Comprehensive income (loss)	$1,538	$(1,004)	$2,281	$902

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	September 30,	March 31,
	2006	2006
Unrealized gain (loss) from:
Hedge derivatives	$59	$23

Accumulated other comprehensive income (loss)	$59	$23

Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.

Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Trade receivables	$124,650	$102,722
Vendor receivables	3,121	2,623
Other receivables	1,546	1,653

	$129,317	$106,998
Less: allowance for doubtful accounts, vendor receivables and sales discounts	8,130	6,544
Less: allowance for sales returns, net margin impact	11,581	12,801

Total	$109,606	$87,653

Note 9 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Prepaid royalties	$16,217	$10,060
Other	1,416	1,213

Total	$17,633	$11,273

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Finished products	$49,834	$34,154
Consigned inventory	4,688	4,119
Raw materials	6,688	5,351

Total	$61,210	$43,624

     Consigned inventory represents inventory at the Company’s customers’ retail locations where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
License fees	$22,860	$18,681
Less: accumulated amortization	8,669	5,334

	$14,191	$13,347

     Amortization of license fees for the three and six month periods ended September 30, 2006 were $2.0 million and $3.3 million, respectively, and for the three and six month periods ended September 30, 2005 were $2.0 million and $2.5 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying consolidated statements of operations.
     License fees represent fixed minimum advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“Participation Cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped by the Company which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees exceed estimated fair value, based on discounted cash flows, in the period when such estimate is made.

Note 12 — Production Costs
     Production costs consisted of the following and are included in “other assets” (in thousands):

	September 30,	March 31,
	2006	2006
Production costs	$7,469	$5,653
Less: accumulated amortization	2,959	1,877

	$4,510	3,776

     Amortization of production costs for the three and six month periods ended September 30, 2006 were $667,000, and $1.1 million, respectively, and for the three and six month periods ended September 30, 2005 were $573,000 and $867,000, respectively. These amounts have been included in cost of sales in the accompanying consolidated statements of operations.
     Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. Costs of produced films and television programs include all production costs, which are expected to be recovered from future revenues. Amortization of production costs is determined based on the ratio that current revenue earned from the films and television programs bear to the ultimate future revenue, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,101	1,052
Computer and office equipment	5,722	5,541
Warehouse equipment	8,018	7,062
Leasehold improvements	1,872	1,843
Production equipment	358	257
Construction in progress	2,317	1,269

Total	$21,011	$18,647
Less: accumulated depreciation and amortization	9,755	8,349

Net property and equipment	$11,256	$10,298

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of September 30, 2006 and March 31, 2006, goodwill amounted to $81.7 million and $81.2 million, respectively. During fiscal 2007, purchase price adjustments related to the FUNimation acquisition of $145,000 resulted in additional goodwill. Also, during fiscal 2007 purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2006	$—	$81,202	$81,202
Goodwill adjustment related to an acquisition	—	145	145
Earn-out related to an acquisition	—	350	350

Balances as of September 30, 2006	$—	$81,697	$81,697

Intangible assets
     Other identifiable intangible assets, net of amortization, of $17.8 million and $20.9 million as of September 30, 2006 and March 31, 2006, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of September 30, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,261	$4,090	$4,171
License relationships	20,078	8,042	12,036
Other (not amortized)	1,568	—	1,568

	$29,907	$12,132	$17,775

	As of March 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,475	$3,213	$4,262
License relationships	20,078	5,045	15,033
Other (not amortized)	1,568	—	1,568

	$29,121	$8,258	$20,863

     Aggregate amortization expense for the three and six month periods ended September 30, 2006 were $2.0 million and $3.9 million, respectively, and for the three and six month periods ended September 30, 2005 were $3.5 million and $3.9 million, respectively.
     Based on the intangibles in service as of September 30, 2006, estimated future amortization expense is as follows (in thousands):

Remainder of 2007	$3,794
2008	5,028
2009	4,025
2010	1,979
2011	440
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “other assets”. Debt issuance costs totaled $3.8 million and $3.8 million at September 30, 2006 and March 31, 2006, respectively. Accumulated amortization amounted to approximately $1.1 million and $827,000 at September 30, 2006 and March 31, 2006, respectively. The Company wrote off net debt issuance costs of $239,000 during first quarter of fiscal 2006. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Compensation and benefits	$3,501	$3,067
Royalties	4,590	6,134
Interest	431	1,751
Rebates	1,828	1,354
Other	3,502	4,340

Total	$13,852	$16,646

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
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility provided pursuant to the credit agreement was at the index rate plus 2.25% (10.5% and 10.0% at September 30, 2006 and March 31, 2006, respectively) and is payable monthly. As of September 30, 2006 and March 31, 2006, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the LIBOR rate plus 3.75% (9.08% and 8.28% as of September 30, 2006 and March 31, 2006, respectively). The balance under the Term Loan B sub-facility was $77.6 million and $80.1 million at September 30, 2006 and March 31, 2006, respectively.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to fixed charges, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facility as of September 30, 2006.
     Long-term debt consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Term Loan B sub-facility	$77,630	$80,130
Less: current portion	5,000	5,000

Total long-term debt	$72,630	$75,130

Letters of Credit
     The Company is party to a letter of credit totaling $250,000 at September 30, 2006, with a vendor. In the Company’s past experience, no claims have been made against these types of financial instruments.
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

     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss), net of tax, and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges is also recognized in earnings as incurred. On March 6, 2006, the Company entered into an interest rate swap agreement with a notional amount of $53.0 million which expires on May 11, 2007. At September 30, 2006 and March 31, 2006, the fair value of the interest rate swap had increased from inception by $98,000 and $37,000, respectively, and is included in other long-term assets. As of September 30, 2006, the total realized loss on the cash flow hedge was $1,000 and is reflected in other income (expense). The unrecognized after-tax portion of the fair value of the contracts recorded in accumulated other comprehensive income was $59,000 and $23,000 as of September 30, 2006 and March 31, 2006, respectively. See additional disclosure in Note 18 regarding derivatives.
Note 18 — Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants (the “PIPE”). As of September 30, 2006 and March 31, 2006, 1,596,001 warrants exercisable at $5.00 per share were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective on or before August 18, 2006 and to exert its “best efforts” to maintain the effectiveness of the registration. The Company was subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company failed to cause the registration statement to become effective prior to August 18, 2006, or if, following its having been declared effective, it should cease to be effective prior to the expiration of a period of time as is set forth in the registration rights agreement between the Company and the PIPE purchasers. As the registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2006 and has continued to be effective since that date, the Company has not been required to pay these liquidated damages.
     Under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the fair value of the warrants issued under the PIPE were reported as a liability and the value of the common stock was reported as temporary equity due to the requirement to net-cash settle the transaction. The reason for this treatment is because EITF 00-19 requires the Company to use “best efforts” language in conjunction with the discussion regarding the effectiveness of the registration statement. Otherwise, it is assumed that the effectiveness of the registration statement is out of the Company’s control, thereby assuming net-cash settlement.
     The fair value of the warrants issued in connection with the PIPE was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows for the three months ended September 30, 2006: expected life of 5 years, estimated volatility of 70%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants was recorded in the consolidated statement of operations as other income (expense). For the three months ended September 30, 2006, the Company recognized income of $172,000 and for the six months ended September 30, 2006 recognized expense of $251,000 associated with the fair value adjustment of the warrants. As of March 31, 2006 the warrants had a fair value of $2.2 million. At March 31, 2006, the value of the common stock was recorded at $16.6 million in temporary equity in the consolidated balance sheets. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked to market the warrants as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Note 19 — Income Taxes
     The Company’s effective tax rate was 40.0% for the three months ended September 30, 2006 and 143.4% for the three months ended September 30, 2005. The Company’s effective tax rate for the second quarter of fiscal 2006 was higher than second quarter of fiscal 2007 due to the inclusion of the net operating loss of the VIE in fiscal 2006, which did not have a tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate was 40.2% for the six months ended September 30, 2006 and 50.0% for the same period last year.

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
Note 20 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $1.3 million and $3.1 million for the three and six months ended September 30, 2006, respectively, and $2.1 million and $4.2 million for the three and six months ended September 30, 2005, respectively, and are reflected in cost of sales in the consolidated statements of operations. As of September 30, 2006 and March 31, 2006, $4.1 million and $2.8 million in target payments are reflected in prepaid assets in the consolidated balance sheets. The target payments are non-refundable, but are offset by royalties incurred in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.
Note 21 — Commitments and Contingencies
Commitments — Other
     The Company has an agreement to purchase $250,000 of advertising for the remainder of fiscal 2007.
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
     Sybersound Records, Inc. v. BCI Eclipse, LLC, et al.
     On May 12, 2005, Sybersound Records, Inc. (“Sybersound”) filed this action against the Company’s wholly-owned subsidiary, BCI Eclipse, LLC (“BCI”) and others in the Superior Court of California, County of Los Angeles, West District, Case Number SC085498. Plaintiff alleged that BCI and others sold unlicensed records in connection with their karaoke-related business or otherwise failed to account for or pay licensing fees and/or royalties. Sybersound alleged that this conduct gives BCI and others an illegal, competitive advantage in the marketplace. Based on this and related conduct, Sybersound asserted the following causes of action: tortious interference with business relations, unfair competition under the California Business and Professions Code, and unfair trade practices under California’s Unfair Practices Act. Sybersound sought damages, including punitive damages, of not less than $195.0 million dollars plus trebled actual damages, injunctive relief, pre-judgment and post-judgment interest, costs, attorney’s fees and expert fees.
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
     Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.
     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the California action described above. However, Sybersound has named Navarre Corporation in this case in addition to BCI.
     Sybersound claims that the alleged misconduct constitutes tortious interference with economic interests, and seeks damages of not less than $5,745,000, plus punitive damages in the amount of $800,000, plus injunctive relief against certain of the defendants other than Navarre and BCI.
     Navarre and BCI have responded to the complaint, denied liability and damages and asserted a counterclaim against Sybersound and its principal, Jan Stevens. In their counterclaim, BCI and Navarre seek injunctive relief enjoining Sybersound and Stevens from making false statements regarding BCI and Navarre, declaratory relief that Sybersound and Stevens have made false statements, and money damages for the false statements. BCI and Navarre allege that Sybersound and Stevens are liable to Navarre and BCI under the Competition Act, Trade-marks Act and common law for certain false statements made and published by Sybersound and Stevens, and are seeking all damages available.
     Securities Litigation Lawsuits
     Several purported class action lawsuits have been commenced by various plaintiffs against Navarre Corporation and certain of its current and former officers and directors in the United States District Court for the State of Minnesota. The allegations in each of these lawsuits are virtually identical, and essentially claim that the Company, and certain of its officers and/or directors violated federal securities laws and regulations because, among other things, the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles. The Complaints allege that these accounting irregularities benefited Company insiders including the individual defendants. The Complaints further allege that the Company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs cite to violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
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

     On February 3, 2006, Plaintiffs filed a Consolidated Amended Complaint with the Court. This Consolidated Amended Complaint reiterates the allegations made in the individual complaints and extends these allegations to the Company’s restatements of its previously issued financial statements that were made in November 2005. A hearing on Defendants’ motion to dismiss was held on May 10, 2006 and by an order dated June 27, 2006, the Court granted Defendants’ motion to dismiss for failure to state a claim, without prejudice. The Court gave Plaintiffs 30 days to file an amended complaint in an effort to cure the identified pleading deficiencies.
     On July 28, 2006 Plaintiffs filed their Second Consolidated Amended Complaint against Defendants. Defendants filed a motion to dismiss the renewed complaint on September 22, 2006, asserting, among other things, that Plaintiffs had not sufficiently cured the defects present in the original Consolidated Amended Complaint. Oral argument in connection with Defendant’s motion to dismiss is scheduled for November 16, 2006.
     Shareholder Derivative Lawsuits
     Several potential class plaintiffs have commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders, alleging claims against the Company and certain of its current and former officers and directors. The complaints allege that shareholders have been treated unfairly based upon the same factual allegations contained in the securities litigation lawsuit set forth above.
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

     On April 17 and 18, 2006, Plaintiffs Block, Brewster and Evans brought identical motions to compel discovery and to continue the May 10, 2006 hearing. By Order dated April 21, 2006, the Court directed Plaintiffs to bring their discovery motion before Magistrate Judge Janie S. Mayeron and continued the hearing on Defendants’ motion to dismiss to an unspecified future date, pending resolution of the discovery motion. These discovery motions were argued on May 23, 2006 and the Court issued an order on November 2, 2006 granting these motions in part and denying these motions in part.
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
Note 22 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which, as amended, expires on March 31, 2007. The Company agreed in the employment agreement to, among other things, pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $1.6 million pursuant to the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company expensed $382,000 and $144,000 of this obligation in its consolidated financial statements for the six months ended September 30, 2006 and 2005, respectively. The employment agreement also contains a deferred compensation component that is earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets were met. As such, $2.5 million was expensed in the consolidated financial statements as of March 31, 2005. At September 30, 2006 and March 31, 2006, $5.7 million and $5.3 million, respectively, had been accrued in the consolidated financial statements for the deferred compensation amounts.
     The CEO’s employment agreement, also includes a loan to the executive for a maximum of $1.0 million, of which $100,000 and $200,000 were outstanding at September 30, 2006 and March 31, 2006, respectively. Under the terms of the loan, which was entered into prior to the implementation of the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During the six months ended September 30, 2006 and 2005, the Company forgave $100,000 and $100,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal year 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
     The Company has a separation agreement with another former Chief Financial Officer. The agreement obligated the Company to pay severance amounts equal to a multiple of defined compensation and benefits. The Company was required to pay approximately $299,000 over a period of one year beginning July 2005. The Company expensed $299,000 in its consolidated financial statements for the six months ended September 30, 2005.
Employment Agreement — FUNimation
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

Chief Executive Officer Investment in Mix & Burn
     The Company’s Chief Executive Officer made an investment in Mix & Burn in the form of a convertible note. This note was convertible into common stock in Mix & Burn and accrued interest at an annual rate of twelve percent. Following the insolvency of Mix & Burn, its assets were assigned to a new entity and the Company’s Chief Executive Officer did not receive any repayment of principal or interest in connection with the convertible note. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of its then existing $2.5 million aggregate principal amount of promissory notes (which was written off during deconsolidation of the VIE).
Note 23 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company determined it historically had three reportable business segments: distribution, publishing and other. The other segment was included from December 31, 2003 to December 31, 2005 and included the operations of Mix & Burn (see Note 3).
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended September 30, 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$156,894	$34,705	$—	$(18,450)	$173,149
Income (loss) from operations	88	4,363	—	—	4,451
Net income (loss) before income tax	(1,722)	4,409	—	—	2,687
Total assets	$293,244	$168,436	$—	$(117,001)	$344,679

Three months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$139,903	$31,801	$147	$(13,721)	$158,130
Income (loss) from operations	1,161	2,361	(616)	—	2,906
Net income (loss) before income tax	(1,429)	2,285	(683)	—	173
Total assets	$311,107	$175,659	$647	$(140,904)	$346,509

Six months ended September 30, 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$289,645	$60,743	$—	$(30,900)	$319,488
Income (loss) from operations	1,293	6,371	—	—	7,664
Net income (loss) before income tax	(2,725)	6,476	—	—	3,751
Total assets	$293,244	$168,436	$—	$(117,001)	$344,679

Six months ended September 30, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$269,062	$57,909	$255	$(27,808)	$299,418
Income (loss) from operations	2,316	6,668	(1,103)	—	7,881
Net income (loss) before income tax	(1,638)	6,522	(1,220)	—	3,664
Total assets	$311,107	$175,659	$647	$(140,904)	$346,509

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the second quarter of fiscal 2007 increased 9.5% to $173.1 million compared to $158.1 million for the second quarter of fiscal 2006. This growth in net sales was achieved principally through new product releases. Our gross profit was $30.7 million or 17.7% of net sales in the second quarter fiscal 2007 compared with $28.4 million or 18.0% of net sales for the same period in fiscal 2006. The slight decline in gross profit as a percent of net sales is primarily due to product sales mix. Total operating expenses for the second quarter of fiscal 2007 were $26.3 million or 15.2% of net sales, compared with $25.5 million or 16.1% of net sales in the same period for fiscal 2006. Net income for the second quarter fiscal 2007 was $1.6 million or $.04 per diluted share compared to net loss of ($75,000) or $0.00 per diluted share for the same period last year.
     Consolidated net sales for the six months ended September 30, 2006 increased 6.7% to $319.5 million compared to $299.4 million for the first six months of fiscal 2006. This growth in net sales was achieved principally through new product releases and a full six months of operating results from our FUNimation subsidiary. Our gross profit increased to $56.0 million or 17.5% of net sales in the first six months of 2007 compared with $53.3 million or 17.8% of net sales for the same period in fiscal 2006. The slight decline in gross profit as a percent of net sales for the first six months of fiscal 2007 was primarily due to product sales mix. Total operating expenses for the first six months of fiscal 2007 were $48.3 million or 15.1% of net sales, compared with $45.4 million or 15.2% of net sales in the same period in fiscal 2006. Net income for the first six months of fiscal 2007 increased to $2.2 million or $.06 per diluted share compared to $1.8 million or $0.06 per diluted share for the same period last year.
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, and therefore has not restated prior periods’ results. All share-based compensation expense is recorded as general and administrative expense. Total share-based compensation expense recorded in the three and six months ended September 30, 2006 was $156,000 and $300,000, respectively. This amount would have been $662,000 and $1.3 million for the three and six months ended September 30, 2005, respectively, had the Company recognized share-based expense in the consolidated statements of operations under SFAS 123. Unrecognized compensation expense from unvested options was $472,000 as of September 30, 2006 and is expected to be recognized over a weighted-average period of 1.14 years.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Our business is divided into two business segments in fiscal 2007 — distribution and publishing. The other segment reported in fiscal 2006 includes the consolidation of the VIE, Mix & Burn through December 1, 2005. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
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
     Through our publishing segment we own or license various PC software, CD audio, DVD video titles and other related merchandising and broadcasting rights. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. BCI is a provider of niche DVD video products and in-house manufactured CDs and DVDs. FUNimation, acquired on May 11, 2005, is a leading anime provider in the United States.

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
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, income taxes, and contingencies and litigation. Except with respect to the changes in the manner in which we account for share-based compensation which was originally discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, and as discussed below, there have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2006.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2006	2005	2006	2005
Net sales:
Distribution	$156,894	$139,903	$289,645	$269,062
Publishing	34,705	31,801	60,743	57,909
Other	—	147	—	255

Net sales before inter-company eliminations	191,599	171,851	350,388	327,226
Inter-company eliminations	(18,450)	(13,721)	(30,900)	(27,808)

Net sales as reported	$173,149	$158,130	$319,488	$299,418

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Net sales:
Distribution	90.6%	88.5%	90.7%	89.9%
Publishing	20.0	20.1	19.0	19.3
Other	0.0	0.1	0.0	0.1
Inter-company sales	(10.6)	(8.7)	(9.7)	(9.3)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.3	82.0	82.4	82.2

Gross profit	17.7	18.0	17.6	17.8
Selling and marketing	4.6	4.8	4.6	4.8
Distribution and warehousing	1.7	1.4	1.7	1.5
General and administrative	6.0	7.3	6.3	7.2
Bad debt	1.4	0.0	0.9	0.0
Depreciation and amortization	1.5	2.6	1.7	1.7

Total operating expenses	15.2	16.1	15.2	15.2

Income from operations	2.5	1.9	2.4	2.6
Interest expense	(1.2)	(1.9)	(1.2)	(1.7)
Interest income	0.1	0.2	0.1	0.2
Warrant income (expense)	0.1	0.0	(0.1)	0.0
Other income (expense), net	0.0	0.0	0.0	0.1
Income tax expense	(0.6)	(0.2)	(0.5)	(0.6)

Net income (loss)	0.9%	0.0%	0.7%	0.6%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music (through December 2005), and DVD video, as well as independent music.
Fiscal 2007 Second Quarter Results Compared With Fiscal 2006 Second Quarter
Net Sales
     Net sales for the distribution segment were $156.9 million (before inter-company eliminations) for the second quarter of fiscal 2007 compared to $139.9 million (before inter-company eliminations) for fiscal 2006 second quarter. The 12.1% increase in net sales for the second quarter of fiscal 2007 was principally due to increases in net sales in the PC software, DVD video and video game product groups, partially offset by a decrease in net sales of independent music. Net sales increased in the software product group to $110.9 million during the second quarter of fiscal 2007 from $99.8 million for the same period last year. Software continues to expand its market share presence across all categories. DVD video net sales grew to $15.3 million in the second quarter of fiscal 2007 from $11.7 million in second quarter of fiscal 2006 and video games net sales increased to $13.1 million in the second quarter of fiscal 2007 from $5.5 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the quarter. Independent music net sales decreased to $17.6 million in the second quarter of fiscal 2007 from $20.3 million in the same period last year due to a bankruptcy of a significant music retailer and softness in the music industry. The Company believes that future sales increases will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $16.8 million or 10.7% as a percent of net sales for the second quarter fiscal 2007 compared to $15.6 million or 11.1% as a percent of net sales for second quarter fiscal 2006. The decrease in gross profit as a percent of net sales for second quarter fiscal 2007 was due to a shift to lower gross margin products. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $16.7 million or 10.6% as a percent of net sales for the second quarter of fiscal 2007 compared to $14.5 million or 10.3% as a percent of net sales for the second quarter of fiscal 2006. Overall, operating expenses increased in the second quarter of fiscal 2007; particularly, bad debt expense and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment were $4.0 million or 2.5% as a percent of net sales for the second quarter of fiscal 2007 compared to $4.0 million or 2.9% as a percent of net sales for the second quarter of fiscal 2006. Freight costs as a percent of net sales decreased to 1.7% for the second quarter of fiscal 2007 compared to 1.8% for the second quarter of fiscal 2006.
     Distribution and warehousing expenses for the distribution segment were $2.9 million or 1.9% as a percent of net sales for the second quarter of fiscal 2007 compared to $2.2 million or 1.6% as a percent of net sales for the second quarter of fiscal 2006.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.4 million or 4.7% as a percent of net sales for the second quarter of fiscal 2007 compared to $7.6 million or 5.4% as a percent of net sales for the second quarter of fiscal 2006. The total fluctuation between quarters reflected higher expenses in the second quarter of fiscal 2006 for increased bonus expense of $494,000 and professional fees of $424,000 in conjunction with higher expenses in the second quarter of fiscal 2007 for increased information technology expenses of $471,000 and share-based compensation expense of $156,000.
     Bad debt expense for the distribution segment was $1.7 million for the second quarter of fiscal 2007 compared to no bad debt expense in the same period last year. The increase was due to the write-off of an accounts receivable of $1.7 million due to the bankruptcy of a significant music retailer.
     Depreciation and amortization for the distribution segment was $608,000 for the second quarter of fiscal 2007 compared to $570,000 for the second quarter of fiscal 2006.

     Net operating income for the distribution segment was $88,000 for the second quarter of fiscal 2007 compared to $1.2 million for the second quarter of fiscal 2006.
Fiscal 2007 Six Months Results Compared With Fiscal 2006 Six Months
Net Sales
     Net sales for the distribution segment were $289.6 million (before inter-company eliminations) for the six month period of fiscal 2007 compared to $269.1 million (before inter-company eliminations) for the six month period of fiscal 2006. The 7.6% increase in net sales for the second quarter of fiscal 2007 was principally due to strong increases in sales in the PC software, and DVD video and video game product groups. Net sales increased in the software product group to $212.3 million during the six month period fiscal 2007 from $198.5 million for the same period last year. Software continues to expand its market share presence across all categories. DVD video grew to $21.2 million in the first six months of fiscal 2007 from $20.1 million in first six months of fiscal 2006 and video games increased to $20.9 million in the first six months of fiscal 2007 from $13.5 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the period. The Company believes that future sales increases will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $31.5 million or 10.9% as a percent of net sales for the six month period of fiscal 2007 compared to $30.4 million or 11.3% as a percent of net sales for the same period of fiscal 2006. The decrease in gross profit as a percent of net sales for the second quarter of fiscal 2007 was due to a shift in sales mix to lower gross margin products. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $30.2 million or 10.4% as a percent of net sales for the six month period of fiscal 2007 compared to $28.0 million or 10.4% as a percent of net sales for the same period of fiscal 2006. Overall, operating expenses increased in fiscal 2007; particularly, bad debt expense and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment were $7.7 million or 2.6% as a percent of net sales for the six month period of fiscal 2007 compared to $8.1 million or 3.0% as a percent of net sales for the same period of fiscal 2006. The decrease as a percent of net sales for the sixth month period of fiscal 2007 resulted from decreased freight costs and sales commissions. Freight costs were $5.0 million or 1.7% as a percent of sales in the six month period of fiscal 2007 compared to $5.0 million or 1.9% for the same period of fiscal 2006. The decreased expense as a percent of sales was primarily due to changes in customer shipping requirements, such as shipment of product to distribution centers versus store locations. Sales commissions decreased due to changes relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $5.4 million or 1.8% as a percent of net sales for the six month period of fiscal 2007 compared to $4.4 million or 1.6% as a percent of net sales for the same period of fiscal 2006.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $14.2 million or 4.9% as a percent of net sales for the six months of fiscal 2007 compared to $14.4 million or 5.3% as a percent of net sales for the same period of fiscal 2006. The total fluctuation between periods reflected higher expenses for the six month period of fiscal 2006 including increased bonus expense of $353,000 and professional fees of $372,000 in conjunction with increased information technology expenses of $591,000 and share-based compensation expense of $300,000 for the six months of fiscal 2007.
     Bad debt expense for the distribution segment was $1.7 million for the six month period of fiscal 2007 compared to no bad debt expense in the same period last year. The increase was due to the write-off of an accounts receivable of $1.7 million due to the bankruptcy of a significant music retailer.
     Depreciation and amortization for the distribution segment was $1.2 million for the first six months of fiscal 2007 compared to $1.1 million for the same period of fiscal 2006.

     Net operating income for the distribution segment was $1.3 million for the six month period of fiscal 2007 compared to $2.3 million for same period of fiscal 2006.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, and the results of FUNimation are included from the date of acquisition.
Fiscal 2007 Second Quarter Results Compared With Fiscal 2006 Second Quarter
Net Sales
     Net sales for the publishing segment were $34.7 million (before inter-company eliminations) for the second quarter fiscal 2007 compared to $31.8 million (before inter-company eliminations) for the second quarter fiscal 2006. The 9.1% increase in net sales was primarily due to a strong performance of our new releases, Dragon Ball Z movie 13, Wrath of the Dragon and Fullmetal Alchemist movie, Conqueror of Shamballa during the second quarter of fiscal 2007. The publishing segment also realized a softness in net sales due to a decline in certain PC software and DVD categories.
Gross Profit
     Gross profit for the publishing segment was $14.0 million or 40.2% as a percent of net sales for second quarter of fiscal 2007 compared to $12.8 million or 40.2% as a percent of net sales for second quarter of fiscal 2006.
Operating Expenses
     Total operating expenses for the publishing segment were $9.6 million, or 27.7% as a percent of net sales, for the second quarter of fiscal 2007 compared to $10.4 million, or 32.8% as a percent of net sales, for the second quarter of fiscal 2006. The expense decrease in the second quarter of fiscal 2007 was primarily due to a decrease in amortization expense related to the FUNimation acquisition.
     The publishing segment had net operating income of $4.4 million for the second quarter of fiscal 2007 compared to net operating income of $2.4 million for the second quarter of fiscal 2006.
Fiscal 2007 Six Months Results Compared With Fiscal 2006 Six Months
Net Sales
     Net sales for the publishing segment were $60.7 million (before inter-company eliminations) for the six month period of fiscal 2007 compared to $57.9 million (before inter-company eliminations) for the same period of fiscal 2006. Of the change in net sales, FUNimation contributed an additional $12.0 million during the six month period. The 4.9% increase in net sales is primarily due to a strong performance of our new releases, Dragon Ball Z movie 13, Wrath of the Dragon and Fullmetal Alchemist movie, Conqueror of Shamballa during the second quarter of fiscal 2007. The publishing segment also realized a softness in net sales due to a decline in certain PC software and DVD categories.
Gross Profit
     Gross profit for the publishing segment was $24.5 million or 40.3% as a percent of net sales for the six month period of fiscal 2007 compared to $22.9 million or 39.5% as a percent of net sales for the six month period of fiscal 2006. The gross margin rate increase was due to a shift to higher margin products for the six month period of fiscal 2007.
Operating Expenses
     Operating expenses for the publishing segment were $18.1 million, or 29.8% as a percent of net sales, for the six month period of fiscal 2007 compared to $16.2 million, or 28.0% as a percent of net sales, for the same period of fiscal 2006. The expense increase in the six month period of fiscal 2007 was primarily due to the addition of FUNimation in May 2005, partially offset by cost savings in other areas.

     The publishing segment had net operating income of $6.4 million for the six month period of fiscal 2007 compared to net operating income of $6.7 million for the same period of fiscal 2006.
Other Segment
     The other segment included the operations of Mix & Burn, a consolidated VIE. The VIE was deconsolidated as of December 1, 2005 due to the Company’s determination that it was no longer primary beneficiary as defined by FIN 46(R).
Fiscal 2007 Second Quarter Results Compared With Fiscal 2006 Second Quarter
     There were no sales for the other segment in the second quarter of fiscal 2007 due to the deconsolidation in December 2005 compared to net sales of $147,000 (before inter-company eliminations) for the second quarter of fiscal 2006. Gross profit was $24,000 or 16.3% as a percent of net sales for the second quarter of fiscal 2006. Total operating expenses were $640,000 for the second quarter of fiscal 2006. The other segment had a net operating loss of $616,000 for the second quarter of fiscal 2006.
Fiscal 2007 Six Months Results Compared With Fiscal 2006 Six Months
     There were no sales for the other segment in the six months ended September 30, 2006 due to the deconsolidation in December 2005 compared to net sales of $255,000 (before inter-company eliminations) for the six months ended September 30, 2005. Gross profit was $45,000 or 17.6% as a percent of net sales for the six months ended September 30, 2005. Total operating expenses were $1.1 million for the six months ended September 30, 2005. The other segment had a net operating loss of $1.1 million for the six months ended September 30, 2005.
Consolidated Other Income and Expense
     Interest expense was $2.0 million for second quarter of fiscal 2007 compared to $3.1 million for second quarter of fiscal 2006. Interest expense was $3.9 million for the six month period of fiscal 2007 compared to $5.2 million for the same period of fiscal 2006. The decrease in interest expense for second quarter and six months of fiscal 2007 is a result of a reduction of debt. Other income (expense) items for the three months ended September 30, 2006 of $243,000 consisted primarily of interest income of $90,000 and warrant income of $172,000. Other income (expense) items for the three months ended September 30, 2005 of $322,000 consisted primarily of interest income of $249,000. Other income (expense) items for the six months ended September 30, 2006 of $14,000 consisted primarily of interest income of $209,000 and warrant expense of $251,000. Other income (expense) items for the six months ended September 30, 2005 of $993,000 consisted primarily of interest income of $615,000 and other income of $378,000.
Consolidated Income Tax Expense
     The Company’s effective tax rate was 40.0% for the three months ended September 30, 2006 and 143.4% for the three months ended September 30, 2005. The Company’s effective tax rate for the second quarter of fiscal 2006 was higher than second quarter of fiscal 2007 due to the inclusion of the net operating loss of the VIE in fiscal 2006, which did not have a tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate was 40.2% for the six months ended September 30, 2006 and 50.0% for the same period last year.
Market Risk
     Our exposure to changes in interest rates results from borrowings used primarily to fund the FUNimation acquisition. The Company uses derivative financial instruments to manage the interest rate risks associated with a portion of its variable interest rate indebtedness. As of September 30, 2006 we had $77.6 million of indebtedness, of which approximately $24.6 million was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on September 30, 2006, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $246,000.
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
Liquidity and Capital Resources
Operating Activities
     Cash provided by operating activities for the six months of fiscal 2007 was $119,000 and $2.8 million for the same period last year. The net cash used in operating activities for the six months of fiscal 2007 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $10.1 million, a change in the fair market value of warrants of $251,000, and share-based compensation expense of $300,000, offset by a change in deferred income taxes of $1.1 million and by our working capital demands. The following are changes in the operating assets and liabilities: accounts receivable increased by $22.1 million, reflecting the increase in and timing of sales; inventories increased by $17.6 million, primarily reflecting higher inventories required by the Company’s increased sales activities and seasonality; prepaid expenses increased by $6.4 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $1.8 million and $4.2 million, respectively, due primarily to new content acquisitions; income taxes receivable decreased $4.4 million primarily due to timing of required tax payments and tax refunds; other assets decreased $972,000 due primarily to amortization and recoupments; accounts payable increased $36.8 million, primarily as a result of timing of disbursements, increased inventories and seasonality; and accrued expenses decreased $2.8 million primarily as a result of decreased interest expense accrual and royalty payments.
     The net cash provided by operating activities in the six months of fiscal 2006 of $2.8 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $9.1 million, offset by a change in deferred taxes of $1.3 million and by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $3.7 million for the six months of fiscal 2007 and $99.8 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $2.5 million and $857,000, respectively, for the six months of fiscal 2007. Purchases of fixed assets for the six months of fiscal 2006 were $1.1 million. Acquisition of businesses totaled $98.1 million for the six months of fiscal 2006 consisting of the acquisition of FUNimation. Payments of earn-outs related to the BCI acquisition totaled $350,000 for each six month period in fiscal 2007 and 2006, respectively.
Financing Activities
     Cash flows used in financing activities totaled $2.3 million for the six months of fiscal 2007 and cash flows provided by financing activities totaled $117.1 million for the six months of fiscal 2006. The Company had repayments of notes payable of $2.5 million in the six months of fiscal 2007 and net proceeds from notes payable of $119.6 million and debt issuance costs of $2.9 million for the six months of fiscal 2006. The Company recorded proceeds from the exercise of common stock options and warrants of $342,000 and $437,000 for the six months of fiscal 2007 and 2006, respectively. During the six months ended September 30, 2006, the maximum amount borrowed on the revolving line of credit was approximately $2.8 million. At September 30, 2006 there were no amounts borrowed on the revolving line of credit. We anticipate that we may borrow amounts under this revolving credit facility from time to time during fiscal 2007 to meet our seasonal working capital needs.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our Chief Executive Officer upon retirement; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system that the Company has undertaken. During the six months of fiscal 2007, we invested approximately $18.0 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $1.8 million in connection with the implementation of our enterprise resource planning system during the six months ended September 30, 2006.

     Our credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility and a five-year revolving sub-facility for up to $25.0 million. The revolving sub-facility of up to $25.0 million is available for working capital and general corporate needs. During the six months of fiscal 2007, we made payments of $2.5 million to reduce the amounts outstanding of the Term Loan B sub-facility. As of September 30, 2006, we had $77.6 million and $0 outstanding on the Term B sub-facility and the revolving sub-facility, respectively. Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts we may lend to our subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility as of September 30, 2006.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of September 30, 2006 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$26,717	$1,485	$6,003	$4,481	$14,748
Capital leases	358	81	209	68	—
Note payable	77,630	2,500	10,000	10,000	55,130
License and distribution agreement	27,836	9,856	17,855	125	—

Total	$132,541	$13,922	$34,067	$14,674	$69,878

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
(b) Change in Internal Controls over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting during its most recently completed quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation discussion in Note 21 to the Company’s consolidated financial statements included herein.
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Important Risk Factors” in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Except for the following, which was originally filed in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, there have been no material changes from the risk factors previously disclosed in our Annual Report of Form 10-K:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Securities Holders
     Our Annual Meeting of Shareholders was held on September 14, 2006. At the meeting, the following actions were taken:
     The following persons were elected as directors of the Company for the three-year terms ending at the Annual Meeting of Shareholders held in 2009:

Names	Votes For	Votes Withheld
Deborah L. Hopp	26,359,400	1,835,864
Richard Gary St. Marie	26,354,990	1,840,274
Michael L. Snow	26,149,399	2,045,865
     The approval of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2007 was approved by a vote of 27,563,950 shares in favor, 368,445 shares against, 262,869 shares abstained and there were no broker non-votes.
Item 5. Other Information
     None
Item 6. Exhibits
     (a) The following exhibits are included herein:
10.1	Form of Limited Waiver with Respect to Third Amended and Restated Credit Agreement by and among Navarre Corporation, General Electric Capital Corporation and the Lenders thereto, dated November 2, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)
Date: November 9, 2006	/s/ Eric H. Paulson
Eric H. Paulson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	/s/ J. Reid Porter
J. Reid Porter
Chief Financial Officer (Principal Financial and Accounting Officer)