Form 10-Q
period 2006-12-31
NAVARRE CORP /MN/
filed 2007-02-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______ to ________
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2007

Common Stock, No Par Value	36,006,495 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$10,732	$14,296
Note receivable, related parties	50	200
Accounts receivable, less allowances of $19,848 and $19,345, respectively	135,769	87,653
Inventories	49,024	43,624
Prepaid expenses and other current assets	16,779	11,273
Income tax receivable	—	4,408
Deferred tax assets — current	9,684	8,830

Total current assets	222,038	170,284
Property and equipment, net of accumulated depreciation of $10,561 and $8,349, respectively	12,259	10,298
Other assets:
Goodwill	81,697	81,202
Intangible assets, net of amortization of $14,117 and $8,258, respectively	16,082	20,863
License fees, net of amortization of $10,630 and $5,334, respectively	15,512	13,347
Interest rate swap	67	37
Other assets	12,817	13,583

Total assets	$360,472	$309,614

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — short term	$5,000	$5,000
Capital lease obligation — short term	106	115
Accounts payable	146,225	97,923
Warrant liability	—	2,236
Income taxes payable	1,564	—
Accrued expenses	13,779	16,646

Total current liabilities	166,674	121,920
Long-term liabilities:
Note payable — long-term	71,380	75,130
Capital lease obligation — long-term	146	222
Deferred compensation	6,083	5,272
Deferred tax liabilities — non-current	163	770
Other long-term liabilities	760	760

Total liabilities	245,206	204,074
Commitments and contingencies (Note 21)
Temporary equity — unregistered common stock, no par value; 5,699,998 issued and outstanding (Note 18)	—	16,634
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 36,004,895 and 29,911,097, respectively	158,338	138,292
Accumulated other comprehensive income	41	23
Accumulated deficit	(43,113)	(49,409)

Total shareholders’ equity	115,266	88,906

Total liabilities and shareholders’ equity	$360,472	$309,614

Note: The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$210,248	$214,841	$529,736	$514,259
Cost of sales (exclusive of depreciation and amortization)	174,982	186,614	438,475	432,762

Gross profit	35,266	28,227	91,261	81,497
Operating expenses:
Selling and marketing	8,075	7,819	22,743	22,040
Distribution and warehousing	3,988	3,067	9,371	7,500
General and administrative	11,616	11,321	31,770	32,835
Bad debt expense	52	12,259	2,871	12,308
Depreciation and amortization	2,792	3,101	8,099	8,273

Total operating expenses	26,523	37,567	74,854	82,956

Income (loss) from operations	8,743	(9,340)	16,407	(1,459)
Other income (expense):
Interest expense	(2,061)	(2,983)	(5,988)	(8,179)
Interest income	42	—	251	601
Warrant expense	—	—	(251)	—
Deconsolidation of variable interest entity	—	1,896	—	1,896
Other income (expense), net	(163)	4	(107)	383

Net income (loss) before income tax	6,561	(10,423)	10,312	(6,758)
Income tax (expense) benefit	(2,510)	4,355	(4,016)	2,521

Net income (loss)	$4,051	$(6,068)	$6,296	$(4,237)

Earnings (loss) per common share:
Basic	$.11	$(.20)	$.18	$(.14)

Diluted	$.11	$(.20)	$.17	$(.14)

Weighted average shares outstanding:
Basic	35,868	29,893	35,750	29,563
Diluted	36,271	29,893	36,205	29,563
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Operating activities:
Net income (loss)	$6,296	$(4,237)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,182	8,371
Amortization and write-off of deferred financing costs	447	619
Deferred compensation expense	811	216
Write-off of notes receivable	150	150
Amortization of license fees	5,295	4,036
Amortization of production costs	1,771	1,139
Share-based compensation expense	520	—
Tax benefit from employee stock option plans	114	233
Gain on disposal of fixed assets	(16)	(2)
Change in deferred revenue	610	(480)
Deferred income taxes	(1,475)	(1,487)
Loss on derivative instruments	1	15
Gain on deconsolidation of variable interest entity	—	(1,896)
Change in fair market value of warrants	251	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48,260)	(21,113)
Inventories	(5,400)	(10,610)
Prepaid expenses	(5,427)	(2,789)
Income taxes receivable	4,408	(5,678)
Other assets	1,305	151
Production costs	(2,777)	(1,570)
License fees	(7,460)	(8,267)
Accounts payable	48,302	27,409
Income taxes payable	1,564	(8)
Accrued expenses	(3,477)	(1,121)

Net cash provided by (used in) operating activities	5,735	(16,919)
Investing activities:
Acquisitions, net of cash acquired	—	(98,147)
Purchases of property and equipment	(4,232)	(1,411)
Purchases of intangible assets	(1,148)	(360)
Payment of earn-out related to an acquisition	(350)	(350)
Other	51	(55)

Net cash used in investing activities	(5,679)	(100,323)
Financing activities:
Proceeds from note payable, line of credit	44,297	—
Payments on note payable, line of credit	(44,297)	—
Payments on note payable	(3,750)	(22,500)
Proceeds from note payable	—	141,075
Debt acquisition costs	(75)	(2,921)
Other	(131)	—
Repayments of capital lease obligations	(85)	(66)
Proceeds from exercise of common stock options and warrants	421	484

Net cash (used in) provided by financing activities	(3,620)	116,072

Net decrease in cash	(3,564)	(1,170)
Cash at beginning of period	14,296	15,571

Cash at end of period	$10,732	$14,401

Supplemental cash flow information:
Cash paid for:
Interest	$7,229	$5,365
Income taxes, net of refunds	(595)	4,421
Supplemental schedule of non-cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	—	1,656
Capital lease obligations incurred for the purchase of computer equipment	—	84
Reclassification of prepaid royalties to other assets	—	5,488
Purchase price adjustments affecting: accounts receivable and goodwill	145	—
Reclassification of warrant accrual and temporary equity to common stock	19,120	—
Acquisition:
Fair value of assets acquired	$—	$125,135
Less: Liabilities assumed	—	8,705
Fair value of stock issued	—	14,144
Cash acquired	—	4,139

Acquisition net of cash acquired	$—	$98,147

Deconsolidation of variable interest entity:
Assets, including cash	$—	$641
Less: Liabilities	—	2,537

Net Liabilities	$—	$1,896

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
     The accompanying unaudited consolidated financial statements of Navarre Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited consolidated financial statements for the three and nine months ended December 31, 2005 include the consolidation of the variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”).
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, the operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.
     Certain fiscal year 2006 amounts have been reclassified to conform to the fiscal year 2007 presentation.
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
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and nine months ended December 31, 2006 and December 31, 2005. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are established based on the application of the Company’s historical gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (April 1, 2007 for the Company). If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
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
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company believes the implementation of this standard will not have a material impact on the consolidated financial position or results of operations.
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

     The results of FUNimation have been included in the consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the nine months ended December 31, 2005 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2005. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the nine months ended December 31, 2005, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
(In thousands, except per share data)

	Nine Months Ended
	December 31, 2005
	As reported	Pro forma
Net sales	$514,259	$520,334
Net income	(4,237)	(3,162)
Earnings per common share:
Basic	$(.14)	$(.11)

Diluted	$(.14)	$(.11)

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
     Mix & Burn’s financial results were consolidated with those of the Company for the period December 31, 2003 through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $169,000 and $424,000 for the three and nine months ended December 31, 2005, which are included in the consolidated financial statements. Mix & Burn had net operating losses of $487,000 and $1.6 million for the three and nine months ended December 31, 2005. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of December 31, 2006 and March 31, 2006 the Company owned a 7% interest in Mix & Burn and accounts for the investment under the cost method. At December 31, 2006 and March 31, 2006 this investment was recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn.
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
     The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the nine months of fiscal year 2007 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 2.5 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Option Plan terminates in September 2014. There are 459,000 shares remaining for grant under the 2004 Stock Option Plan at December 31, 2006.
     The Company is authorized to grant, among other equity instruments, stock options and restricted stock grants under the 2004 Stock Option Plan. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee of the Board of Directors. Vesting for performance-based stock awards is subject to the performance criteria being achieved.
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
     Restricted stock awards are non-vested stock awards that may include grants of restricted stock or restricted stock units. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest as determined by the Compensation Committee of the Board of Directors, depending on the grant. Prior to vesting, ownership of the shares cannot be transferred. The Company expenses the cost of the restricted stock awards, which is the grant date fair value, ratably over the period during which the restrictions lapse. The grant date fair value is the Company’s opening stock price on the date of grant.

Stock Options
     Option activity for the Plans for the nine months ended December 31, 2006 is summarized as follows (in thousands, except options, contractual term and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercises	contractual	intrinsic
	options	price	term	value
Options outstanding, March 31, 2006:	3,341,100	$7.17
Granted	803,000	$4.83
Exercised	(267,800)	$1.57
Canceled	(183,200)	$9.16

Options outstanding, December 31, 2006	3,693,100	$6.97	6.0	$1,584

Options exercisable at December 31, 2006	2,633,500	$8.13	5.2	$1,020

Shares available for future grant	459,000
     The total intrinsic value of stock options exercised during the nine months ended December 31, 2006 was $649,000. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.98 as of December 31, 2006, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 429,500.
     As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $2.1 million, which amount is expected to be recognized over the next 1.50 years on a weighted-average basis.
     During the nine months ended December 31, 2006, the Company received cash from the exercise of stock options totaling $421,000.
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
     A summary of the Company’s restricted stock activity for the nine months ended December 31, 2006 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, March 31, 2006:	—		—
Granted	151,000	$4.66	1.18
Vested	(6,000)	$4.29	—
Forfeited	—	—	—

Unvested, December 31, 2006	145,000	$4.68	1.18

     The total fair value of shares vested during the nine months ended December 31, 2006 was approximately $26,000. The weighted average fair value of restricted stock units granted for the nine months ended December 31, 2006 was $4.66.
     As of December 31, 2006 total compensation cost related to non-vested restricted stock awards not yet recognized was $452,000 which is expected to be recognized over the next 1.18 years on a weighted-average basis.

Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for the nine months ended December 31, 2006 was $85,000, based upon the number of units granted.
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
Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine months ended December 31, 2006, were calculated using the following assumptions:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2006
Expected life (in years)	5.0	5.0
Expected volatility	69%	69%
Risk-free interest rate	4.55%	4.60%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of grants	$3.00	$2.94
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three and nine months ended December 31, 2006 was $220,000 and $520,000, respectively, and was included in general and administrative expenses in the consolidated statements of operations. No amount of share-based compensation was capitalized. The impact of applying SFAS 123R is as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2006	2006
General and administrative expenses	$(220)	$(520)

Share-based compensation expense before income taxes	(220)	(520)
Tax benefit	84	203

Share-based compensation after income taxes	(136)	(317)

Effect on earnings (loss) per share:
Basic	$.00	$(.01)

Diluted	$.00	$(.01)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007
     The following table details the effect on net loss and loss per share had share-based compensation expense been recorded for the three and nine months ended December 31, 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the three and nine months ended December 31, 2006 are the same, since share-based compensation expense was calculated under the provisions of SFAS 123R.
(In thousands, except per share data)

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
Net loss, as reported	$(6,068)	$(4,237)
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related taxes	(499)	(1,293)

Pro forma net loss	$(6,567)	$(5,530)

Basic loss per share:
As reported	$(.20)	$(.14)

Pro forma	$(.22)	$(.19)

Diluted loss per share:
As reported	$(.20)	$(.14)

Pro forma	$(.22)	$(.19)

     The fair value of options granted in the three months ended December 31, 2005 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months
Ended
December 31,
2005
Expected life (in years)	5.0
Expected volatility	66%
Risk-free interest rate	4.46%
Expected dividend yield	0.0%
Weighted-average fair value of grants	$2.99
Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$4,051	$(6,068)	$6,296	$(4,237)

Denominator:
Denominator for basic earnings per share—weighted-average shares	35,868	29,893	35,750	29,563
Equivalent shares from share-based compensation plans	403	—	455	—

Denominator for diluted earnings per share—adjusted weighted-average shares	36,271	29,893	36,205	29,563

Basic income (loss) per share	$.11	$(.20)	$.18	$(.14)

Dilutive income (loss) per share	$.11	$(.20)	$.17	$(.14)

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 2.8 million and 2.5 million shares for the three and nine month periods ended December 31, 2006, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. Share-based compensation awards of 2.2 million and 1.4 million shares for the three and nine month periods ended December 31, 2005, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three and nine months ended December 31, 2006 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for both the three and nine month periods ended December 31, 2006, respectively, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. There were no warrants issued or outstanding for the three and nine months ended December 31, 2005.
Note 6 — Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on derivatives used to hedge interest rates on bank debt that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion in Note 17).
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$4,051	$(6,068)	$6,296	$(4,237)
Net unrealized gain (loss) on hedge derivatives, net of tax	(18)	609	18	(320)

Comprehensive income (loss)	$4,033	$(5,459)	$6,314	$(4,557)

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	December 31,	March 31,
	2006	2006
Unrealized gain (loss) from:
Hedge derivatives	$41	$23

Accumulated other comprehensive income (loss)	$41	$23

Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Trade receivables	$150,737	$102,722
Vendor receivables	3,256	2,623
Other receivables	1,624	1,653

	$155,617	$106,998
Less: allowance for doubtful accounts, vendor receivables and sales discounts	8,247	6,544
Less: allowance for sales returns, net margin impact	11,601	12,801

Total	$135,769	$87,653

Note 9 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Prepaid royalties	$14,995	$10,060
Other	1,784	1,213

Total	$16,779	$11,273

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Finished products	$37,693	$34,154
Consigned inventory	4,720	4,119
Raw materials	6,611	5,351

Total	$49,024	$43,624

     Consigned inventory represents inventory at the Company’s customers’ retail locations where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
License fees	$26,142	$18,681
Less: accumulated amortization	10,630	5,334

	$15,512	$13,347

     Amortization of license fees for the three and nine month periods ended December 31, 2006 were $2.0 million and $5.3 million, respectively, and for the three and nine month periods ended December 31, 2005 were $1.5 million and $4.0 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying consolidated statements of operations.
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
Note 12 — Production Costs
     Production costs consisted of the following and are included in “other assets” (in thousands):

	December 31,	March 31,
	2006	2006
Production costs	$8,431	$5,653
Less: accumulated amortization	3,648	1,877

	$4,783	3,776

     Amortization of production costs for the three and nine month periods ended December 31, 2006 were $689,000 and $1.8 million, respectively, and for the three and nine month periods ended December 31, 2005 were $274,000 and $1.1 million, respectively. These amounts have been included in cost of sales in the accompanying consolidated statements of operations.
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
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,106	1,052
Computer and office equipment	6,201	5,541
Warehouse equipment	8,685	7,062
Leasehold improvements	1,875	1,843
Production equipment	362	257
Construction in progress	2,968	1,269

Total	$22,820	$18,647
Less: accumulated depreciation and amortization	10,561	8,349

Net property and equipment	$12,259	$10,298

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of December 31, 2006 and March 31, 2006, goodwill amounted to $81.7 million and $81.2 million, respectively. During fiscal 2007, purchase price adjustments related to the FUNimation acquisition of $145,000 resulted in additional goodwill. Also, during fiscal 2007 purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Consolidated
Balances as of March 31, 2006	$—	$81,202	$81,202
Goodwill adjustment related to an acquisition	—	145	145
Earn-out related to an acquisition	—	350	350

Balances as of December 31, 2006	$—	$81,697	$81,697

Intangible assets
     Other identifiable intangible assets, net of amortization, of $16.1 million and $20.9 million as of December 31, 2006 and March 31, 2006, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of December 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,553	$4,577	$3,976
License relationships	20,078	9,540	10,538
Other (not amortized)	1,568	—	1,568

	$30,199	$14,117	$16,082

	As of March 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,475	$3,213	$4,262
License relationships	20,078	5,045	15,033
Other (not amortized)	1,568	—	1,568

	$29,121	$8,258	$20,863

     Aggregate amortization expense for the three and nine month periods ended December 31, 2006 were $2.0 million and $5.9 million, respectively, and for the three and nine month periods ended December 31, 2005 were $2.4 million and $6.3 million, respectively.
     Based on the intangibles in service as of December 31, 2006, estimated future amortization expense is as follows (in thousands):

Remainder of 2007	$1,970
2008	5,291
2009	4,288
2010	2,066
2011	425
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “other assets”. Debt issuance costs totaled $3.9 million and $3.8 million at December 31, 2006 and March 31, 2006, respectively. Accumulated amortization amounted to approximately $1.3 million and $827,000 at December 31, 2006 and March 31, 2006, respectively. The Company wrote off net debt issuance costs of $239,000 during first quarter of fiscal 2006. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Compensation and benefits	$3,772	$3,067
Royalties	4,119	6,134
Interest	511	1,751
Rebates	1,556	1,354
Deferred revenue	1,122	990
Other	2,699	3,350

Total	$13,779	$16,646

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
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility provided pursuant to the credit agreement was at the index rate plus 2.25% (10.5% and 10.0% at December 31, 2006 and March 31, 2006, respectively) and is payable monthly. As of December 31, 2006 and March 31, 2006, respectively, the Company had no balance under the revolving working capital facilities. Interest under the Term Loan B sub-facility was at the LIBOR rate plus 3.75% (9.1% and 8.28% as of December 31, 2006 and March 31, 2006, respectively). The balance under the Term Loan B sub-facility was $76.4 million and $80.1 million at December 31, 2006 and March 31, 2006, respectively.
     Under the credit agreement the Company is required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the borrowing of the Company to its subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability and include limitations on the Company’s capital expenditures, a minimum ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to fixed charges, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facility as of December 31, 2006.
     Long-term debt consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Term Loan B sub-facility	$76,380	$80,130
Less: current portion	5,000	5,000

Total long-term debt	$71,380	$75,130

Letters of Credit
     The Company is party to a letter of credit totaling $250,000 at December 31, 2006, with a vendor. In the Company’s past experience, no claims have been made against these types of financial instruments.
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
     The Company enters into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts are designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss), net of tax, and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurs, the related fair value of the derivative hedge contract is reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges is also recognized in earnings as incurred. On March 6, 2006, the Company entered into an interest rate swap agreement with a notional amount of $53.0 million which expires on May 11, 2007. At December 31, 2006 and March 31, 2006, the fair value of the interest rate swap had increased from inception by $67,000 and $37,000, respectively, and is included in other long-term assets. As of December 31, 2006, the total realized loss on the cash flow hedge was

$1,000 and is reflected in other income (expense). The unrecognized after-tax portion of the fair value of the contracts recorded in accumulated other comprehensive income was $41,000 and $23,000 as of December 31, 2006 and March 31, 2006, respectively. See additional disclosure in Note 18 regarding derivatives.
Note 18 — Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants (the “PIPE”). As of December 31, 2006 and March 31, 2006, 1,596,001 warrants exercisable at $5.00 per share were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective on or before August 18, 2006 and to exert its “best efforts” to maintain the effectiveness of the registration. The Company was subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company failed to cause the registration statement to become effective prior to August 18, 2006, or if, following its having been declared effective, it should cease to be effective prior to the expiration of a period of time as is set forth in the registration rights agreement between the Company and the PIPE purchasers. As the registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2006 and is currently effective, the Company has not been required to pay these liquidated damages.
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
     The fair value of the warrants issued in connection with the PIPE was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows for the three months ended September 30, 2006: expected life of 5 years, estimated volatility of 70%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants was recorded in the consolidated statement of operations as other income (expense). For the nine months ended December 31, 2006, the Company recognized expense of $251,000 associated with the fair value adjustment of the warrants. As of March 31, 2006 the warrants had a fair value of $2.2 million. At March 31, 2006, the value of the common stock was recorded at $16.6 million in temporary equity in the consolidated balance sheets. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked to market the warrants as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Note 19 — Income Taxes
     The Company’s effective tax rate was 38.3% for the three months ended December 31, 2006 and 41.8% for the three months ended December 31, 2005. The Company’s effective tax rate for the third quarter of fiscal 2007 was lower than third quarter of fiscal 2006 due to the inclusion of the net operating loss of the VIE in fiscal 2006, which did not have a tax benefit to the Company’s consolidated financial statements. The Company’s effective tax rate was 38.9% for the nine months ended December 31, 2006 and 37.3% for the same period last year.
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
Note 20 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $1.6 million and $4.7 million for the three and nine months ended December 31, 2006, respectively, and $2.2 million and $6.4 million for the three and nine months ended December 31, 2005, respectively, and are reflected in cost of sales in the consolidated statements of operations. As of December 31, 2006 and March 31, 2006, $4.4 million and $2.8 million in target payments are reflected in prepaid assets in the consolidated balance sheets. The target payments are non-refundable, but are offset by royalties incurred in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.
Note 21 — Commitments and Contingencies
Commitments — Other
     The Company has an agreement to purchase $125,000 of advertising for the remainder of fiscal 2007.
Litigation
     In the normal course of business, the Company is involved in a number of litigation matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. The Company currently believes that the resolution of any of these pending matters will not have a materially adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters not described below could be material to the Company’s consolidated results of operations. Because of the status of these proceedings, as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
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
     Securities Litigation Lawsuits
     Several purported class action lawsuits were commenced in 2005 by various plaintiffs against Navarre Corporation and certain of its current and former officers and directors in the United States District Court for the State of Minnesota. The allegations in each of these lawsuits are virtually identical, and essentially claim that the Company, and certain of its officers and/or directors violated federal securities laws and regulations because, among other things, the Company’s financial results were materially inflated and not prepared in accordance with generally accepted accounting principles. The Complaints allege that these accounting irregularities benefited Company insiders including the individual defendants. The Complaints further allege that the Company failed to properly recognize executive deferred compensation and improperly recognized a deferred tax benefit as income. Plaintiffs cite to violation of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
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
(Civ. No. 05-1151 (PAM/RLE))
Vivian Oh v. Navarre Corp., et al.
(Civ. No. 05-01211 (MJD/JGL))
Matthew Grabler v. Navarre Corp., et al.
(Civ. No. 05-1260 (DWF/JSM))
     Defendants entered into a stipulation with counsel for plaintiffs in each of these cases to postpone the time for bringing a motion to dismiss until after a lead plaintiff and lead counsel were appointed by the Court, and an amended consolidated complaint was filed.
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
     By a Memorandum and Order dated December 21, 2006, the Court granted Defendants’ motion in part, denied it in part, and specifically removed Cary L. Deacon, Brian M.T. Burke and Charles Cheney as individual defendants.
     Defendants answered the Complaint on January 26, 2007 and anticipate that typical disclosure requirements and discovery will proceed.
     Shareholder Derivative Lawsuits
     Several potential class plaintiffs have commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders, alleging claims against the Company and certain of its current and former officers and directors. The complaints allege that shareholders have been treated unfairly based upon the same factual allegations contained in the securities litigation lawsuit set forth above. These actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (RHK/JSM))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-01216 (DSD/SRN))
Jeffrey Evans v. Charles Cheney, et al.
(Civ. No. 05-01216 (JMR/FLN))
Joan Brewster v. Charles Cheney, et al.
(Civ. No. 05-2044 (JRT/FLN))
William Block v. Charles Cheney, et al.
(Civ. No. 05-2067 (DSD/SRN))
     While the cases filed by Evans, Brewster and Block contain more detailed, and somewhat different factual allegations, the relief sought is essentially the same as the other shareholder derivative actions. Counsel for all plaintiffs filed competing motions to consolidate all five derivative actions and to have their attorneys named as lead counsel.
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
     On January 19, 2006, the special litigation committee issued a comprehensive Resolution Report (consisting of 40 pages) and Appendix (consisting of 17 exhibits) detailing its findings. The special litigation committee resolved that the derivative actions “are not meritorious and should not be pursued, (and) that it is in the best interests of Navarre that such Derivative Complaints be dismissed . . .” On February 23, 2006, the special litigation committee issued a revised version of its Report in response to the Company’s disclosure that it had received correspondence from the United States Securities and Exchange Commission (“SEC”) detailing a request that the Company voluntarily provide certain documentation. The special litigation committee indicated that this revised Report was provided in order to clarify that an information request and inquiry by the SEC did not impact the conclusions reached by the special litigation committee.
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

     Discovery motions were argued in the remaining cases on May 23, 2006 and the Court issued an order on November 2, 2006 granting these motions in part and denying these motions in part. Defendants are in the process of providing discovery materials pursuant to the Court’s order.
Note 22 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its Chief Executive Officer (“CEO”) in 2001, which, as amended, expires on March 31, 2007. The Company agreed in the employment agreement to, among other things, pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $2.5 million pursuant to the deferred compensation portion of the arrangement. Upon the expiration of the contract, the Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company expensed $811,000 and $216,000 of this obligation in its consolidated financial statements for the nine months ended December 31, 2006 and 2005, respectively. The employment agreement also contains a deferred compensation component that was earned by the CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets were met. As such, $2.5 million was expensed in the consolidated financial statements as of March 31, 2005. At December 31, 2006 and March 31, 2006, $6.1 million and $5.3 million, respectively, had been accrued in the consolidated financial statements for the deferred compensation amounts.
     The CEO’s employment agreement, also includes a loan to the executive for a maximum of $1.0 million, of which $50,000 and $200,000 were outstanding at December 31, 2006 and March 31, 2006, respectively. Under the terms of the loan, which was entered into prior to the implementation of the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest is to be forgiven by the Company on each of March 31, 2005, 2006 and 2007. During the nine months ended December 31, 2006 and 2005, the Company forgave $150,000 and $150,000, respectively of principal. The outstanding note amount bears an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer in fiscal year 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
     The Company has a separation agreement with another former Chief Financial Officer. The agreement obligated the Company to pay severance amounts equal to a multiple of defined compensation and benefits. The Company was required to pay approximately $299,000 over a period of one year beginning July 2005. The Company expensed $299,000 in its consolidated financial statements for the nine months ended December 31, 2005.
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
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended December 31, 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$198,914	$35,045	$—	$(23,711)	$210,248
Income (loss) from operations	3,800	4,943	—	—	8,743
Net income (loss) before income tax	1,470	5,091	—	—	6,561
Total assets	$305,382	$165,076	$—	$(109,986)	$360,472

Three months ended December 31, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$198,940	$35,940	$169	$(20,208)	$214,841
Income (loss) from operations	(9,652)	799	(487)	—	(9,340)
Net income (loss) before income tax	(12,555)	775	1,357	—	(10,423)
Total assets	$317,834	$172,193	$—	$(134,160)	$355,867

Nine months ended December 31, 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$488,558	$95,789	$—	$(54,611)	$529,736
Income (loss) from operations	5,093	11,314	—	—	16,407
Net income (loss) before income tax	(1,255)	11,567	—	—	10,312
Total assets	$305,382	$165,076	$—	$(109,986)	$360,472

Nine months ended December 31, 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$468,002	$93,849	$424	$(48,016)	$514,259
Income (loss) from operations	(7,335)	7,466	(1,590)	—	(1,459)
Net income (loss) before income tax	(14,192)	7,297	137	—	(6,758)
Total assets	$317,834	$172,193	$—	$(134,160)	$355,867
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the third quarter of fiscal 2007 decreased 2.1% to $210.2 million compared to $214.8 million for the third quarter of fiscal 2006. The decrease in net sales was primarily due to a weak retail environment in general, shift in a product release and the loss of two customers due to bankruptcy. Our gross profit was $35.3 million or 16.8% of net sales in the third quarter fiscal 2007 compared with $28.2 million or 13.1% of net sales for the same period in fiscal 2006. The increase in gross profit as a percent of net sales is primarily due to product sales mix. Also, gross profit for the third quarter of fiscal 2006 included the write-off of balances of $4.1 million related to an independent music label. Total operating expenses for the third quarter of fiscal 2007 were $26.5 million or 12.6% of net sales, compared with $37.6 million or 17.5% of net sales in the same period for fiscal 2006. Net income for the third quarter fiscal 2007 was $4.1 million or $.11 per diluted share compared to net loss of $6.1 million or a loss of $0.20 per diluted share for the same period last year.
     Consolidated net sales for the nine months ended December 31, 2006 increased 3.0% to $529.7 million compared to $514.3 million for the first nine months of fiscal 2006. This growth in net sales was achieved principally through new product releases and a full nine months of operating results from our FUNimation subsidiary. Our gross profit increased to $91.3 million or 17.2% of net sales in the first nine months of 2007 compared with $81.5 million or 15.9% of net sales for the same period in fiscal 2006. The increase in gross profit as a percent of net sales for the first nine months of fiscal 2007 was primarily due to product sales mix. Also, prior year gross profit included the write-off of balances of $4.1 million related to an independent music label. Total operating expenses for the first nine months of fiscal 2007 were $74.9 million or 14.1% of net sales, compared with $83.0 million or 16.1% of net sales in the same period in fiscal 2006. Net income for the first nine months of fiscal 2007 increased to $6.3 million or $.17 per diluted share compared to a net loss of $4.2 million or a loss of $.14 per diluted share for the same period last year.

     Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123R for share based compensation using the modified prospective transition method, and therefore we have not restated prior periods’ results. All share-based compensation expense is recorded as general and administrative expense. Total share-based compensation expense recorded in the three and nine months ended December 31, 2006 was $220,000 and $520,000, respectively. This amount would have been $499,000 and $1.3 million for the three and nine months ended December 31, 2005, respectively, had we recognized share-based expense in the consolidated statements of operations under SFAS 123. Unrecognized compensation expense from unvested options was $2.1 million as of December 31, 2006 and is expected to be recognized over a weighted-average period of 1.50 years.
Overview
     Navarre Corporation, a Minnesota corporation formed in 1983, is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Our business is divided into two business segments in fiscal 2007 — distribution and publishing. The other segment reported in fiscal 2006 included the consolidation of the VIE, Mix & Burn through December 1, 2005. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels, major label music (through December 2005), and independent and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through our publishing segment we own or license various PC software, CD audio, DVD video titles and other related merchandising and broadcasting rights. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. BCI is a provider of niche CD and DVD video products. FUNimation, acquired on May 11, 2005, is a leading provider of anime home video products.
     In fiscal 2006, the other segment included the operations of Mix & Burn, a third-party separate company that was included in our consolidated results in accordance with the provisions of FIN 46(R), through December 1, 2005. Mix & Burn designs and markets digital music delivery services for music and other specialty retailers. During the quarter ended December 31, 2005, we deconsolidated Mix & Burn, as we were deemed to no longer be the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors; the Company’s dependence upon software developers and manufacturers and popularity of their products; the Company’s dependence upon a key employee and its Founder, namely, Eric H. Paulson, Executive Chairman; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements related to distributing products; the Company’s ability to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; pending litigation or regulatory inquiry may subject the Company to significant costs; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues substantially dependent on television exposure; some revenues dependent on consumer preferences and demand; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; material weaknesses or significant deficiencies may impact the Company’s ability to report on a timely or accurate basis; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s current debt agreement limits our operating and financial flexibility; further fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our stock undesirable; the Company does not pay dividends on common stock, thus return on investment for investors is based on stock appreciation; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2006, as supplemented by subsequent Form 10-Q filings. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, income taxes, and contingencies and litigation. Except with respect to the changes in the manner in which we account for share-based compensation which was originally discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the period ended September 30, 2006, and as reported below, there have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2006.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2006	2005	2006	2005
Net sales:
Distribution	$198,914	$198,940	$488,558	$468,002
Publishing	35,045	35,940	95,789	93,849
Other	—	169	—	424

Net sales before inter-company eliminations	233,959	235,049	584,347	562,275
Inter-company eliminations	(23,711)	(20,208)	(54,611)	(48,016)

Net sales as reported	$210,248	$214,841	$529,736	$514,259

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales:
Distribution	94.6%	92.7%	92.2%	91.0%
Publishing	16.7	16.7	18.1	18.2
Other	0.0	0.0	0.0	0.1
Inter-company sales	(11.3)	(9.4)	(10.3)	(9.3)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	83.2	86.9	82.8	84.2

Gross profit	16.8	13.1	17.2	15.8
Selling and marketing	3.9	3.6	4.3	4.3
Distribution and warehousing	1.9	1.4	1.8	1.4
General and administrative	5.5	5.3	6.0	6.4

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Bad debt	0.0	5.7	0.5	2.4
Depreciation and amortization	1.3	1.4	1.5	1.6

Total operating expenses	12.6	17.4	14.1	16.1

Income (loss) from operations	4.2	(4.3)	3.1	(0.3)
Interest expense	(1.0)	(1.4)	(1.1)	(1.6)
Interest income	0.0	0.0	0.0	0.1
Warrant income (expense)	0.0	0.0	0.0	0.0
Gain on deconsolidation of variable interest entity	0.0	0.9	0.0	0.4
Other income (expense), net	(0.1)	0.0	0.0	0.1
Income tax (expense) benefit	(1.2)	2.0	(0.8)	0.5

Net income (loss)	1.9%	(2.8)%	1.2%	(0.8)%

Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music (through December 2005), and DVD video, as well as independent music.
Fiscal 2007 Third Quarter Results Compared With Fiscal 2006 Third Quarter
Net Sales
     Net sales for the distribution segment were $198.9 million (before inter-company eliminations) for the third quarter of fiscal 2007 compared to $198.9 million (before inter-company eliminations) for fiscal 2006 third quarter. Although net sales were unchanged, there were increases in net sales in the DVD video product group that were offset by a decrease in net sales of PC software and video game product groups. Net sales decreased in the software product group to $134.5 million during the third quarter of fiscal 2007 from $138.0 million for the same period last year. Software net sales decreased primarily due to timing of releases and softness of the retail environment in general. DVD video net sales grew to $28.6 million in the third quarter of fiscal 2007 from $21.0 million in third quarter of fiscal 2006 due to increased publisher and customer rosters and strong releases throughout the quarter. Video games net sales decreased to $16.5 million in the third quarter of fiscal 2007 from $20.0 million for the same period last year, primarily due the loss of an exclusive video game distribution agreement due to the bankruptcy of a major retailer. Independent music net sales decreased slightly to $19.3 million in the third quarter of fiscal 2007 from $19.9 million in the same period last year. We believe that future sales increases will be dependent on our ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $21.4 million or 10.7% as a percent of net sales for the third quarter fiscal 2007 compared to $15.2 million or 7.7% as a percent of net sales for third quarter fiscal 2006. The increase in gross profit as a percent of net sales for third quarter fiscal 2007 was due to a shift to higher gross margin products. Also, the third quarter of fiscal 2006 gross profit was negatively impacted by the write-off of balances of $4.1 million related to an independent music label. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $17.6 million or 8.8% as a percent of net sales for the third quarter of fiscal 2007 compared to $24.9 million or 12.5% as a percent of net sales for the third quarter of fiscal 2006. Overall, operating expenses decreased in the third quarter of fiscal 2007; particularly, bad debt expense, which was partially offset by an increase in distribution and warehousing and general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $4.7 million or 2.4% as a percent of net sales for the third quarter of fiscal 2007 compared to $4.8 million or 2.4% as a percent of net sales for the third quarter of fiscal 2006. Freight costs as a percent of net sales decreased to 1.6% for the third quarter of fiscal 2007 compared to 1.7% for the third quarter of fiscal 2006.
     Distribution and warehousing expenses for the distribution segment were $4.0 million or 2.0% as a percent of net sales for the third quarter of fiscal 2007 compared to $3.1 million or 1.5% as a percent of net sales for the third quarter of fiscal 2006. The increase in distribution and warehousing expenses is primarily due to an increase in total units handled.

     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $8.4 million or 4.2% as a percent of net sales for the third quarter of fiscal 2007 compared to $7.5 million or 3.8% as a percent of net sales for the third quarter of fiscal 2006. The total fluctuation between quarters reflected higher expenses in the third quarter of fiscal 2007 for increased salary and bonus expense, for increased information technology expenses due to the implementation of an enterprise resource planning system, and share-based compensation expense. These increases were partially offset by a decrease in professional fees.
     Bad debt benefit for the distribution segment was $214,000 for the third quarter of fiscal 2007 compared to bad debt expense of $9.0 million in the same period last year, due to the write-off of an accounts receivable of $9.0 million related to the bankruptcy of a retailer.
     Depreciation and amortization for the distribution segment was $686,000 for the third quarter of fiscal 2007 compared to $546,000 for the third quarter of fiscal 2006.
     Net operating income for the distribution segment was $3.8 million for the third quarter of fiscal 2007 compared to a net operating loss of $9.7 million for the third quarter of fiscal 2006.
Fiscal 2007 Nine Months Results Compared With Fiscal 2006 Nine Months
Net Sales
     Net sales for the distribution segment were $488.6 million (before inter-company eliminations) for the nine month period of fiscal 2007 compared to $468.0 million (before inter-company eliminations) for the nine month period of fiscal 2006. The 4.4% increase in net sales for the nine month period of fiscal 2007 was principally due to increases in sales in the PC software, DVD video and video game product groups. Net sales increased in the software product group to $346.8 million during the nine month period fiscal 2007 from $338.7 million for the same period last year. Software continues to expand its market share presence. DVD video grew to $49.8 million in the first nine months of fiscal 2007 from $41.1 million in first nine months of fiscal 2006 and video games increased to $37.4 million in the first nine months of fiscal 2007 from $33.5 million for the same period last year, due to increased publisher and customer rosters and strong releases throughout the period. We believe that future sales increases will be dependent on our ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $52.9 million or 10.8% as a percent of net sales for the nine month period of fiscal 2007 compared to $45.6 million or 9.7% as a percent of net sales for the same period of fiscal 2006. The increase in gross profit as a percent of net sales for the nine month period of fiscal 2007 was due to a shift in sales mix to higher gross margin products. Also, prior year gross profit was negatively impacted by the write-off of balances of $4.1 million related to an independent music label. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $47.8 million or 9.8% as a percent of net sales for the nine month period of fiscal 2007 compared to $52.9 million or 11.3% as a percent of net sales for the same period of fiscal 2006. Overall, operating expenses decreased in fiscal 2007; particularly, bad debt expense, which was partially offset by an increase in distribution and warehousing and general and administrative expenses.
     Selling and marketing expenses for the distribution segment were $12.4 million or 2.5% as a percent of net sales for the nine month period of fiscal 2007 compared to $12.9 million or 2.8% as a percent of net sales for the same period of fiscal 2006. The slight decrease for the nine month period of fiscal 2007 resulted from decreased sales commissions. Freight costs were $8.4 million or 1.7% as a percent of sales in the nine month period of fiscal 2007 compared to $8.3 million or 1.8% for the same period of fiscal 2006. Sales commissions decreased due to outside sales commissions rate changes relating to merchandising services at a major mass merchandiser.

     Distribution and warehousing expenses for the distribution segment were $9.4 million or 1.9% as a percent of net sales for the nine month period of fiscal 2007 compared to $7.5 million or 1.6% as a percent of net sales for the same period of fiscal 2006. The increase in distribution and warehousing expenses is primarily due to an increase in total units handled.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $22.6 million or 4.6% as a percent of net sales for the nine months of fiscal 2007 compared to $21.9 million or 4.7% as a percent of net sales for the same period of fiscal 2006. The total fluctuation between periods reflected higher expenses for the nine month period of fiscal 2007 including increased salary and bonus expense, increased information technology expenses due to the implementation of an enterprise resource planning system, increased rent expense, and share-based compensation expense. These increases were partially offset by decreases in professional fees and group health expense.
     Bad debt expense for the distribution segment was $1.5 million for the nine month period of fiscal 2007 compared to $9.0 million in the same period last year. The nine month period of fiscal 2007 and 2006 included the write-off of accounts receivable due to the bankruptcy of retailers of $1.5 million and $9.0 million, respectively.
     Depreciation and amortization for the distribution segment was $1.9 million for the first nine months of fiscal 2007 compared to $1.7 million for the same period of fiscal 2006.
     Net operating income for the distribution segment was $5.1 million for the nine month period of fiscal 2007 compared to a net operating loss of $7.3 million for same period of fiscal 2006.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, and the results of FUNimation are included from the date of acquisition.
Fiscal 2007 Third Quarter Results Compared With Fiscal 2006 Third Quarter
Net Sales
     Net sales for the publishing segment were $35.0 million (before inter-company eliminations) for the third quarter fiscal 2007 compared to $35.9 million (before inter-company eliminations) for the third quarter fiscal 2006. The 2.5% decrease in net sales was primarily due to a softness in net sales due to a decline in certain PC software and DVD categories, offset by strong anime home video net sales from releases which included BlackCat, Basilisk, Fullmetal Panic, Trinity Blood and two Dragon Ball Z movie 3-packs. We believe that future sales increases will be dependent on our ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $13.9 million or 39.7% as a percent of net sales for third quarter of fiscal 2007 compared to $13.0 million or 36.0% as a percent of net sales for third quarter of fiscal 2006. The increase in gross profit as a percent of net sales for the nine month period of fiscal 2007 was due to a shift in sales mix to higher gross margin products.
Operating Expenses
     Total operating expenses for the publishing segment were $9.0 million or 25.6% as a percent of net sales for the third quarter of fiscal 2007 compared to $12.2 million or 33.8% as a percent of net sales for the third quarter of fiscal 2006. The expense decrease in the third quarter of fiscal 2007 was primarily due to a decrease in bad debt expense of $3.0 million. The third quarter of fiscal 2006 included the bankruptcy of a retailer.
     The publishing segment had net operating income of $4.9 million for the third quarter of fiscal 2007 compared to net operating income of $799,000 for the third quarter of fiscal 2006.

Fiscal 2007 Nine Months Results Compared With Fiscal 2006 Nine Months
Net Sales
     Net sales for the publishing segment were $95.8 million (before inter-company eliminations) for the nine month period of fiscal 2007 compared to $93.8 million (before inter-company eliminations) for the same period of fiscal 2006. FUNimation contributed $42.0 million of net sales during the nine month period of fiscal 2007. The 2.1% increase in net sales for the publishing segment is primarily due to a strong performance of our new releases, the Dragon Ball Z Movie 13, Wrath of the Dragon and the Fullmetal Alchemist movie, Conqueror of Shamballa, during the nine month period of fiscal 2007. The publishing segment also realized a softness in net sales due to a decline in certain PC software and DVD categories. We believe that future sales increases will be dependent on our ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $38.4 million or 40.0% as a percent of net sales for the nine month period of fiscal 2007 compared to $35.8 million or 38.2% as a percent of net sales for the nine month period of fiscal 2006. The gross margin rate increase was due to a shift to higher margin products for the nine month period of fiscal 2007.
Operating Expenses
     Operating expenses for the publishing segment were $27.0 million or 28.2% as a percent of net sales for the nine month period of fiscal 2007 compared to $28.4 million or 30.2% as a percent of net sales for the same period of fiscal 2006. The expense decrease in the nine month period of fiscal 2007 was primarily due to the decrease in bad debt expense, partially offset by the full contribution of FUNimation in the nine month period of fiscal 2007. The nine months of fiscal year 2006 included bad debt expense related to the bankruptcy of a retailer.
     The publishing segment had net operating income of $11.3 million for the nine month period of fiscal 2007 compared to net operating income of $7.5 million for the same period of fiscal 2006.
Other Segment
     The other segment included the operations of Mix & Burn, a consolidated VIE. The VIE was deconsolidated as of December 1, 2005 due to our determination that it was no longer primary beneficiary as defined by FIN 46(R).
Fiscal 2007 Third Quarter Results Compared With Fiscal 2006 Third Quarter
     There were no sales for the other segment in the third quarter of fiscal 2007 due to the deconsolidation in December 2005 compared to net sales of $169,000 (before inter-company eliminations) for the third quarter of fiscal 2006. Gross profit was $36,000 or 21.3% as a percent of net sales for the third quarter of fiscal 2006. Total operating expenses were $523,000 for the third quarter of fiscal 2006. The other segment had a net operating loss of $487,000 for the third quarter of fiscal 2006.
Fiscal 2007 Nine Months Results Compared With Fiscal 2006 Nine Months
     There were no sales for the other segment in the nine months ended December 31, 2006 due to the deconsolidation in December 2005 compared to net sales of $424,000 (before inter-company eliminations) for the nine months ended December 31, 2005. Gross profit was $81,000 or 19.1% as a percent of net sales for the nine months ended December 31, 2005. Total operating expenses were $1.7 million for the nine months ended December 31, 2005. The other segment had a net operating loss of $1.6 million for the nine months ended December 31, 2005.
Consolidated Other Income and Expense
     Interest expense was $2.1 million for third quarter of fiscal 2007 compared to $3.0 million for third quarter of fiscal 2006. Interest expense was $6.0 million for the nine month period of fiscal 2007 compared to $8.2 million for the same period of fiscal 2006. The decrease in interest expense for third quarter and nine months of fiscal 2007 is a result of a reduction of debt. Other income (expense) items for the three months ended December 31, 2006 of $(121,000) consisted primarily of interest income of $42,000 and a foreign currency exchange loss of $242,000. Other income (expense) items for the three months ended December 31, 2005 of $1.9 million consisted primarily of the deconsolidation of a variable interest entity. Other income (expense) items for the nine months ended December 31, 2006 of $(107,000) consisted primarily of interest income of $251,000 on available cash balances, warrant expense of $251,000, other income of $123,000 and a foreign currency exchange loss of $244,000. Other income (expense) items for the nine months ended December 31, 2005 of $2.9 million consisted primarily of the gain on deconsolidation of a variable interest entity of $1.9 million, a vendor contract buy-out of $375,000 and interest income of $601,000 on available cash balances.
Consolidated Income Tax Expense
     Our effective tax rate was 38.3% for the three months ended December 31, 2006 and 41.8% for the three months ended December 31, 2005. Our effective tax rate for the third quarter of fiscal 2007 was lower than third quarter of fiscal 2006 due to the inclusion of the net operating loss of the VIE in fiscal 2006, which did not have a tax benefit to the consolidated financial statements. The Company’s effective tax rate was 38.9% for the nine months ended December 31, 2006 and 37.3% for the same period last year.
Market Risk
     Our exposure to changes in interest rates results from borrowings used primarily to fund the FUNimation acquisition. We use derivative financial instruments to manage the interest rate risks associated with a portion of its variable interest rate indebtedness. As of December 31, 2006 we had $76.4 million of indebtedness, of which approximately $24.6 million was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on December 31, 2006, a 100-basis point change in LIBOR would cause our annual interest expense to change by $246,000.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1—December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our trends in fiscal 2006 were negatively impacted by the bankruptcy of a major retailer and the write-off of balances of an independent label. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a material impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Operating Activities
     Cash provided by operating activities for the nine months of fiscal 2007 was $5.7 million and cash used in operating activities for the nine months of fiscal 2006 was $16.9 million. The net cash provided by operating activities for the nine months of fiscal 2007 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $15.7 million, a change in the fair market value of warrants of $251,000, deferred compensation expense of $811,000, a change in deferred revenue of $610,000, and share-based compensation expense of $520,000, offset by a change in deferred income taxes of $1.5 million and by our working capital demands. The following are changes in the operating assets and liabilities during the nine months ended December 31, 2006: accounts receivable increased by $48.2 million, reflecting the increase in and timing of sales and seasonality; inventories increased by $5.4 million, primarily reflecting higher inventories required by increased sales activities; prepaid expenses increased by $5.4 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $2.8 million and $7.5 million, respectively, due primarily to new content acquisitions; income taxes receivable decreased $4.4 million primarily due to timing of required tax payments and tax refunds; other assets decreased $1.3 million due primarily to amortization and recoupments; accounts payable increased $48.3 million, primarily as a result of timing of disbursements, seasonality and increased inventories; income taxes payable increased by $1.6 million due to required tax payments; and accrued expenses decreased $3.5 million primarily as a result of decreased interest expense accrual and royalty payments.
     The net cash used in operating activities in the nine months of fiscal 2006 of $16.9 million was primarily the result of a net loss combined with various non-cash charges, including depreciation and amortization of $14.2 million, offset by a change in deferred taxes of $1.5 million, a gain on deconsolidation of a variable interest entity of $1.9 million and by our working capital demands.

Investing Activities
     Cash flows used in investing activities totaled $5.7 million for the nine months of fiscal 2007 and $100.3 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $4.2 million and $1.1 million, respectively, for the nine months of fiscal 2007. Acquisition of property and equipment for the nine months of fiscal 2006 were $1.4 million. Acquisition of businesses totaled $98.1 million for the nine months of fiscal 2006 consisting of the acquisition of FUNimation. Payments of earn-outs related to the BCI acquisition totaled $350,000 for each nine month period in fiscal 2007 and 2006, respectively.
Financing Activities
     Cash flows used in financing activities totaled $3.6 million for the nine months of fiscal 2007 and cash flows provided by financing activities totaled $116.1 million for the nine months of fiscal 2006. We had repayments of notes payable of $3.8 million in the nine months of fiscal 2007 and net proceeds from notes payable of $118.6 million and debt issuance costs of $2.9 million for the nine months of fiscal 2006. We recorded proceeds from the exercise of common stock options and warrants of $421,000 and $484,000 for the nine months of fiscal 2007 and 2006, respectively. During the nine months ended December 31, 2006, the maximum amount borrowed on the revolving line of credit was approximately $9.0 million. At December 31, 2006 there were no amounts borrowed on the revolving line of credit. We anticipate that we may borrow amounts under this revolving credit facility from time to time during fiscal 2007 to meet seasonal working capital needs.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our Chief Executive Officer upon retirement; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system that we have undertaken. During the nine months of fiscal 2007, we invested approximately $24.7 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $3.1 million in connection with the licensing and implementation of our enterprise resource planning system during the nine months ended December 31, 2006.
     Our credit agreement currently provides a six-year $115.0 million Term Loan B sub-facility and a five-year revolving sub-facility for up to $25.0 million. The revolving sub-facility of up to $25.0 million is available for working capital and general corporate needs. During the nine months of fiscal 2007, we made payments of $3.8 million to reduce the amounts outstanding of the Term Loan B sub-facility. As of December 31, 2006, we had $76.4 million outstanding on the Term B sub-facility and no borrowings on the revolving sub-facility, respectively. Under the credit agreement we are required to meet certain financial and non-financial covenants. Non-financial covenants include, but are not limited to, restrictions on the amounts we may lend to our subsidiaries and affiliates. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility as of December 31, 2006.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of December 31, 2006 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$25,975	$743	$6,003	$4,481	$14,748
Capital leases	315	38	209	68	—
Note payable	76,380	1,250	10,000	10,000	55,130
License and distribution agreement	23,580	4,875	18,580	125	—

Total	$126,250	$6,906	$34,792	$14,674	$69,878

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
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

Navarre Corporation
(Registrant)

Date: February 9, 2007	/s/ Cary L. Deacon Cary L. Deacon
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2007	/s/ J. Reid Porter
J. Reid Porter
Chief Financial Officer (Principal Financial and
Accounting Officer)