Form 10-K
period 2007-03-31
NAVARRE CORP /MN/
filed 2007-06-14
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
(763) 535-8333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No par value	The NASDAQ Stock Market LLC
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2006 was approximately $128,915,249 (based on the closing price of such stock as quoted on the NASDAQ Global Market of $4.02 on such date).
The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 36,072,695 as of June 12, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

NAVARRE CORPORATION
FORM 10-K

PART I
Item 1 — Business
Overview
     Navarre Corporation is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Since inception in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Costco, and we have historically distributed to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Historically, our business has focused on providing distribution services for third party vendors. Over the past several years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia software content, primarily through our acquisitions of software publishers in select markets. By expanding our product offerings through such acquisitions, we believe we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.
     Our business is divided into three segments — Distribution, Publishing and Other.
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 31, 2007), major music labels (through December 2005), and independent and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange (“EDI”) services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., Webroot, Inc., and Dreamcatcher Interactive, Inc.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, CD audio and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). Encore, which we acquired in July 2002, licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products, including titles such as Print Shop, Print Master, PC Tool’s Spyware Doctor, Monopoly Here and Now and Hoyle PC Gaming products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products such as He-man and the Masters of the Universe, Pride Fighting Championship, Classic Cartoons and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is the leading anime content provider in the United States and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari Seven, Basilisk, Yu Yu Hakusho, Negima and Robotech. Our digital strategy consists primarily of the sale of home video titles through online digital retailers such as iTunes. The Company also continues to explore additional digital distribution opportunities for other product categories.
     Other. The other segment consists of a variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”), included in our consolidated results during the period commencing December 31, 2003 and ending December 31, 2005, in accordance with the provisions of FASB Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers. During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this VIE.
     On May 31, 2007, the Company and its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”), sold 100% of the outstanding capital stock of NEM for $6.5 million in cash, plus the assignment to the Company at closing of the trade receivables of NEM. The purchase price is subject to the completion of certain customary closing conditions. For the fiscal years ended March 31, 2007, 2006 and 2005 net sales for the independent music business were $52.0 million, $62.0 million and $62.9 million, respectively. The Company will reflect the transaction in the first quarter of fiscal 2008 as discontinued operations. This transaction will divest the Company of all its independent music distribution activities.
Business Strategy
     We seek to continue to grow our distribution and publishing businesses, through a combination of organic growth and targeted acquisitions, intended to leverage the complementary strengths of our businesses. We intend to execute this strategy as follows:
•	Acquisitions of Attractive Content. We seek to continue to expand our publishing business through the acquisition or licensing of well-established titles or other attractive content. We believe these acquisitions and/or licenses will help position us to increase our net sales in our publishing business, which historically has had higher margins than our distribution business, and will allow us to distribute additional home entertainment and multimedia content through our distribution business. In addition, we believe that by allowing the management of these publishing companies to focus on content licensing and marketing rather than on distribution operations, they will be able to devote more time and greater resources to their core competency, publishing. We believe that leveraging the core assets and strengths of our distribution business will provide broader retail penetration, distribution expertise and other services for our content and increase sales of our publishing products.

•	Distribute a Broader Range and Larger Volume of Products. We seek to distribute a broader range and larger volume of home entertainment and multimedia products to our retail customers by providing a broad selection of products and capitalizing on our customer relationships. We seek to capture additional business from new and existing retail customers by providing them with a lower “all-in” cost of procuring merchandise and getting product to retailers’ shelves through efficient distribution. We expect that providing additional products to retailers will enable us to gain category management opportunities and enhance our reputation for product distribution expertise. We believe our strategic account associates located throughout the United States and Canada will help position us to improve the retail penetration of our published products to new and existing retail customers. We may also seek selective acquisitions of distribution businesses.

•	Integrating Our Technology and Systems with Retailers. We seek to enhance the link in the supply chain between us and our vendors and retail customers through the integration of our respective information and technology systems, including inventory management tools, replenishment systems and point-of-sale information. We believe this integration will lead to better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening customer relationships.

•	Providing Value-Added Services. Due to increasing retailer logistic needs and demands, including new technology standards such as GTIN(R) (global trade item number), RFID (radio frequency identification devices) and VMI (vendor managed inventory), we believe many publishers will be required to decide whether to spend additional resources to update their distribution capabilities or to select a distributor, such as us, that intends to offer such services. We believe implementing and offering these and other technologies should position us to capture additional business from existing and new publishers.
     Our overall goal is to create a structure that leverages the complementary strengths of our businesses: publishing, which provides brand management and marketing, licensing, and home video sales; and distribution, which provides enhanced distribution, logistics and customer relations.
Competitive Strengths
     We believe that we possess the following competitive strengths:
•	Value-Added Services. We offer a wide range of distribution services and procurement solutions intended to capitalize on our broad understanding of the products we distribute, the procurement process and the supply chain, as well as our logistics expertise and systems capabilities. We believe our advanced distribution infrastructure enables us to provide customized procurement programs for our retail customers at a lower overall cost than many of our competitors. In addition, we believe our information technology systems provide cost-effective interfacing with our customers’ information technology systems, supporting integration of the procurement process. We believe our focus on providing customer-specific and cost-effective solutions is a key benefit that we provide to our retail customers.

•	Broad Product Offering. We provide our retail customers with a broad selection of home entertainment and multimedia products that we believe allows us to better serve their home entertainment and multimedia product requirements. In addition, we regularly survey the markets we serve for new products with significant retail potential, that come from publishers we currently have relationships with as well as from those for which we have not distributed previously.

•	Established Content in our Publishing Business. We currently license a number of well-known home entertainment and multimedia software titles. Encore publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, PC Tool’s Spyware Doctor, and Hoyle PC Gaming Products. In addition, BCI currently publishes home video for He-man and the Masters of the Universe, the television shows Rides and Overhaulin’, both featured on The Learning Channel, and PRIDE Fighting Championships, featured on Pay-Per-View. Through FUNimation we also license and distribute a portfolio of established anime and children’s entertainment titles in the United States, including Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari Seven, Basilisk, Yu Yu Hakusho, Negima and Robotech.

•	Established Relationships with Publishers and Retailers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Costco, and we have historically distributed to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe our strong relationships throughout the supply chain, broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and provide access to attractive retail channels for publishers of these products. We believe our relationships with leading publishers and our efficient distribution of their products should provide opportunities for us to secure distribution rights to leading products in the future. We believe these relationships give us a competitive advantage in the markets in which we operate and provide us with attractive channels to distribute current and future products offered by our publishing business.

•	Efficient Operations and Operating Leverage. We believe our competitive position is enhanced by our efficient operations, including the extensive use of automation and technology in our distribution facility; centralized purchasing, accounting and information systems; and economies of scale. Our warehouse facility adjacent to our corporate headquarters provides us with the ability to efficiently service our vendors and retail customers, and the capacity to increase the number of products we distribute.
Distribution Markets
     PC Software
     According to The NPD Group, the PC software industry achieved $3.9 billion in sales on a trailing 12 month basis ending December 31, 2006. Categories that experienced an increase during this time period were business and finance products.
     We presently have relationships with PC software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., Trend Micro, Inc., NC Interactive Inc., CA, and Webroot Software, Inc. These relationships are important to our distribution business and during the fiscal year ended March 31, 2007 each of these publishers accounted for more than $10.0 million in revenues. In the case of Symantec, sales accounted for approximately $81.9 million in net sales in the fiscal year ended March 31, 2007 and $86.9 million in net sales for the fiscal year ended March 31, 2006. During the past fiscal year, we added several publishers to our distribution roster.
     While we have agreements in place with our major suppliers, they are generally short-term in nature with terms of one to three years. They typically cover the right to distribute in the United States and Canada, do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us with the ability to purchase products at a reduced wholesale price and for us to provide a variety of distribution and fulfillment services in connection with the products. We continue to add publishers to further increase our market share in the PC software industry.

     Video Games Software and Accessories
     According to The NPD Group, sales of the video games software and accessories industry was $12.5 billion in 2006 compared to $10.5 billion in 2005. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 169.3 million users in 2011 compared to 120.4 million users in December 2006.
     We continued to expand our distribution of console-based video games in fiscal 2007. Our relationships with video game vendors such as Square Enix USA, Inc., Lucas Arts, Disney Interactive, Bethesda, THQ and Vivendi are important to this category of our distribution business.
     Major Label Music
     The Company distributed CD’s on behalf of major labels to a few select retailers. Generally, major music labels control distribution of their products through major music retail chains and other channels. During fiscal 2006, we exited the major label music category to focus our resources on other product categories.
     Independent Label Music
     Until May 31, 2007, we were one of a limited number of large, independent distribution companies that represented independent labels exclusively on a regional or national basis. These companies provide products and services to the nation’s leading music specialty stores and wholesalers.
     Major Studio Home Video
     According to industry sources, U.S. home video industry sales totaled $24.2 billion in 2006 compared to $24.3 billion in 2005.
     Our relationships with Universal Distribution Corp., Twentieth Century Fox Home Entertainment and Buena Vista Home Video are important to our major studio home video distribution business.
Customers
     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Costco. We have historically sold and distributed products to over 19,000 retail and distribution center locations throughout the United States and Canada. While a major portion of our revenues are generated from these major retailers, we also supply products to smaller independent retailers and our business-to-business site located at www.navarre.com. See “E-Commerce”. Through these sales channels, we seek to ensure a broad reach of product throughout the country in a cost-efficient manner.
     In each of the past several years, we have had a small number of customers that accounted for 10% or more of our net sales. During the fiscal years ended March 31, 2007, 2006 and 2005, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 23% and 11%, 18% and 12% and 19% and 20%, respectively, of our total net sales.
Navarre’s Distribution Business Model
     Vendor Relationships
     We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe our reputation as a service-oriented organization has helped us expand our vendor roster. We believe companies such as Symantec Corporation, Adobe Systems, Webroot Software, Inc., Trend Micro, Lucas Arts, Sony Media and Square Enix have been added to our vendor roster because of our reputation as a service-driven organization.
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

Examples of such vendors include: Dreamcatcher Interactive, Inc., First Look Home Entertainment, Hart Sharp Video, Intec Inc. and Majesco.
     Retail Services
     Along with the value added sales functions we provide to vendors, we also have the ability to customize shipments to each individual customer. With respect to certain customers, we provide products on a consignment basis, which allows the vendors of these products to receive placement at retail while minimizing inventory costs to our customers, and in some cases to Navarre. In the case of the warehouse club channel, we may “pre-sticker” multiple different labels, based on the vendor/customer preference. We assemble creative marketing programs, which include pallet programs, product bundles and specialized packaging. We also create multi-vendor assortments for the club channel, providing the retailer with a broad assortment of products. Our marketing and creative services department designs and produces a variety of advertising vehicles including in-store flyers, direct mail pieces and magazine/newspaper ads, as well as free standing displayers for retail.
     We are committed to offering first-rate information flow for all vendors. We understand the importance of sharing sell-through, inventory, sales forecasts, promotional forecasts, SKU status and all SKU data with the respective vendor. We provide the aforementioned information via a secure online portal for vendors. Furthermore, each individual account manager has account-specific information that is shared on a regular basis with appropriate vendors. We also accommodate specialized reporting requests for our vendors, which we believe helps in the management of their business.
     Warehouse Systems
     A primary focus of our distribution business is logistics and supply chain management. As customer demands become more sophisticated, we have continued to update our technology. In fiscal 2005, we made a significant investment in a new, highly-automated material handling facility. With our returns processing system, we process returns and issue both credit and vendor deductions efficiently and timely. We believe that our inventory system offers adequate in-stock levels of product, on-time arrivals of product to the customer, inventory management and acceptable return rates for our customers, thereby strengthening our customer relationships.
     E-Commerce
     During fiscal year 2007, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering. Reference to our website are not intended to and do not incorporate information on the website into this Annual Report.
Navarre’s Publishing Business Model
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
     Encore
     Encore publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, PC Tool’s Spyware Doctor, Monopoly Here and Now and Hoyle PC Gaming products.
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
     BCI’s portfolio of titles represents both licensed titles, in-house produced CDs and DVDs from production groups, and specialty television programming. BCI’s home video titles include He-Man and the Masters of the Universe, Classic Cartoons, Rides and Overhaulin’ (featured on The Learning Channel), and PRIDE Fighting Championships (featured on Pay-Per-View).
     FUNimation
     FUNimation is the leading content provider in the United States market for anime, which it licenses from Japanese rights holders, and translates and adapts the content for television programming and home videos, primarily targeting audiences between the ages of 6 and 17. FUNimation leverages its licensed content into various revenue streams, including television broadcast, DVD home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari Seven, Basilisk, Yu Yu Hakusho, Negima and Robotech.
     Based on its own market research, FUNimation identifies properties that it believes can be successfully adapted to the U.S. anime and children’s content market. This market research generally involves analyzing television ratings, merchandise sales trends, home video sales, anime magazines and popularity polls in both the U.S. and Japanese markets. After identifying a property that has the potential for success in the United States, FUNimation seeks to capitalize on its relationships with Japanese rights holders and its reputation as a content provider of anime in the United States to obtain the commercial rights to such property, primarily for television programming, home video distribution and merchandising.
     Home Video Distribution. FUNimation seeks to increase the revenue derived from its licensed properties through home video distribution. FUNimation also currently provides home video distribution services for other children’s content providers, including 4Kids Entertainment, Nelvana and Alliance Atlantis. A majority of its home videos are sold directly to major retail chains and are also distributed digitally.
     Broadcast. For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its production facility in Fort Worth, Texas.
     Licensing and Merchandising. For properties which FUNimation controls the merchandise rights, it seeks to further leverage its licensed content by sub-licensing these rights to manufacturers of children’s and other products. FUNimation has developed a network of over 80 license partners for the merchandising of toys, video games, apparel, trading and collectible card games and books. FUNimation manages its properties for consistent and accurate portrayal throughout the marketplace. FUNimation receives royalties from its sublicensees based on a predetermined royalty rate, subject to guaranteed minimums in certain cases.
     Retail Sales and Web Sites. FUNimation operates websites devoted to the anime fan base. Typically, as part of its brand management strategy, FUNimation will develop an interactive site for each licensed property. These sites provide information about upcoming episodes and the characters associated with the show. In addition, FUNimation’s properties are supported by its in-house Internet store, which sells home videos and licensed merchandise.

Competition
     All aspects of our business are highly competitive. Our competitors include other national and regional businesses, as well as some suppliers that sell directly to retailers. Certain of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to:
•	obtain exclusive national distribution contracts;

•	obtain proprietary publishing rights with various rights holders and brand owners;

•	maintain our margins and volume;

•	expand our sales through a varied range of products and personalized services;

•	anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and

•	maintain operating expenses at an appropriate level.
     In the PC software industry, we face competition from a number of distributors including Ingram Micro, Inc., Tech Data Corporation and Atari, Inc., as well as from manufacturers and publishers that sell directly to retailers. FUNimation’s competitors include: 4Kids, ADV Films, Geneon Entertainment, Bandai, Ventura, Media Blasters and Buena Vista.
     We believe competition in all of our businesses will remain intense. The keys to our growth and profitability include: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to license and develop proprietary products, and (iv) the ability to attract desirable content and additional suppliers, studios and software publishers.
Backlog
     Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.
Environmental Matters
     We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.
Employees
     As of March 31, 2007, we had 798 employees, including 220 in administration, finance, merchandising and licensing, 114 in sales and marketing and 464 in production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.
Capital Resources — Financing
     Our credit agreement with GE Commercial Finance was amended and restated in its entirety on March 22, 2007. The credit agreement currently provides for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies and expires on March 22, 2010. At March 31, 2007 we had $39.0 million outstanding and approximately $26.2 million available on the revolving facility.
     We entered into a term credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of the assets of the Company. At March 31, 2007 we had $15.0 million outstanding on the sub-facility.
     Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 2.0%, or the prime rate plus .75%. Interest is currently payable on the Term Loan at a variable rate equal to the LIBOR plus 7.5%. The applicable margins will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability.
     Under both of the credit agreements we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a maximum of indebtedness to EBITDA. The revolving facility also has a borrowing base availability requirement.
Available Information
     We also make available, free of charge, in the “Investors – SEC Filings” section of our website, www.navarre.com, annual, quarterly and current reports (and amendments thereto) that we may file or furnish to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of Securities Exchange Act of 1934 as soon as reasonably practicable after our electronic filing. In addition, the SEC maintains a website containing these reports that can be located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Reference to our website are not intended to and do not incorporate information on the website into this Annual Report.
Executive Officers of the Company
     The following table sets forth our executive officers and certain management of Navarre as of June 14, 2007:

Name	Age	Position
Cary L. Deacon	55	President and Chief Executive Officer
J. Reid Porter	58	Executive Vice President, Chief Financial Officer
Brian M.T. Burke	36	President of Navarre Distribution
Jill Griffin	34	President of Encore
Gen Fukunaga	46	Chief Executive Officer and President of FUNimation
Troy Hayes	49	President of BCI Eclipse
John Turner	53	Senior Vice President of Global Logistics
Ryan F. Urness	35	General Counsel and Secretary
     Cary L. Deacon has been President and Chief Executive Officer since March 31, 2007 and President and Chief Operating Officer since August 2005. Prior to this, Mr. Deacon was the Chief Operating Officer, Publishing and Corporate Relations Officer since joining the Company in September 2002. From September 2001 to August 2002, Mr. Deacon served as President and Chief Executive Officer of NetRadio Corporation, a media company. From July 2000 to August 2001, he served as President, Chief Operating Officer and as a member of the Board of Directors of SkyMall, Inc., an integrated specialty retailer. From August 1998 to July 2000, Mr. Deacon served as President of ValueVision International, Inc., a home-shopping network company.
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
     Brian M. T. Burke has been President of Navarre Distribution since August 2005. He previously served as Chief Operating Officer, Distribution, since February 2004, Senior Vice President and General Manager, Navarre Distribution since April 2001, Vice President and General Manager, Computer Products Division since July 2000 and Vice President, Computer Products Division since October 1999. Prior to that, Mr. Burke held a series of positions of increasing responsibility in Navarre Computer Products Division since joining the Company in July 1995. Previously, Mr. Burke held various marketing, sales and account manager positions with Imtron and Blue Cross/Blue Shield of Minnesota.
     Jill Griffin is the President of Encore and has served the Company in that role since February 2007. In her previous position, Ms. Griffin served as the Vice President of Sales and Marketing of Encore. Ms. Griffin has been a member of the Encore management team for over nine years holding various positions in sales, marketing and new business development.
     Gen Fukunaga is the Chief Executive Officer and President of FUNimation Productions, Ltd., and has served in that role since May 2005, when the Company acquired FUNimation. Mr. Fukunaga co-founded FUNimation in 1994 and has served as its President from its founding. Prior to starting FUNimation, Mr. Fukunaga served as Product Manager of Software Development Tools for Tandem Computers. Previously, Mr. Fukunaga held a strategic consulting position with Andersen Consulting.

     Troy Hayes has been President of the Company’s subsidiary, BCI Eclipse, since February 2007. Prior to his appointment as President of BCI, Mr. Hayes’ roles at Navarre included the Vice President of Sales at Encore and most recently the Vice President – Sales and Marketing at BCI. Mr. Hayes’ previous experience also includes Vice President of Sales positions at SVG Distribution/Crave Entertainment and Wm. Wrigley Jr. Company.
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
     For the fiscal year ended March 31, 2007, net sales to two customers, Best Buy and Wal-Mart/Sam’s Club accounted for approximately 23% and 11%, respectively, of our total net sales, and, in the aggregate, approximately 34% of our total net sales. For the fiscal year ended March 31, 2006, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 18% and 12%, respectively, of our total net sales, and, in the aggregate, approximately 30% of our total net sales. For the fiscal year ended March 31, 2005, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 19% and 20%, respectively, of our total net sales, and, in the aggregate, approximately 39% of our total net sales. We believe sales to a small group of customers will continue to represent a significant percentage of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If we are unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. There can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.
The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.
     A significant portion of our increase in net sales in recent years has been due to increased sales of PC software provided by software publishers such as Symantec Corporation, Roxio, Inc., Adobe Systems Inc., Trend Micro, Inc., NC Interactive Inc., Computer Associates, and Webroot Software, Inc. During the fiscal year ended March 31, 2007 each of these publishers accounted for more than $10.0 million in net sales of products provided. Symantec products accounted for approximately $81.9 million in net sales for the fiscal year ended March 31, 2007. While we have agreements in place with each of these parties, such agreements generally are short-term in nature and may be cancelled without cause and upon short notice. They typically cover the right to distribute in the United States and Canada, do not restrict the publishers from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the publishers’ products at a reduced wholesale price and to provide various distribution and fulfillment services in connection with the publishers’ products. If we were to lose our right to distribute products of any of the above PC software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.
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
Publishing revenues are dependent on consumer preferences and demand.
     Our business and operating results depend upon the appeal of its properties, product concepts and programming to consumers, including the popularity of anime in the United States market and trends in the toy, game and entertainment businesses. A decline in the popularity of its existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on the publishing segment, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing and are difficult to predict and can vary from months to years and entertainment properties often have short life cycles. There can be no assurances that:
•	any of the publishing segment’s current properties, product concepts or programming will continue to be popular for any significant period of time;

•	any new properties, product concepts or programming will achieve an adequate degree of popularity; or

•	any property’s life cycle will be sufficient to permit adequate profitably to recover advance payments, guarantees, development, marketing, royalties and other costs.
     Our failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on revenues, profitability and results of operations. In addition, changes in consumer preferences may cause our revenues and net income to vary significantly between comparable periods.
Our business is seasonal and variable in nature and, as a result, the level of sales and payment terms during our peak season could adversely affect our results of operations and liquidity.
     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 30.1%, 31.3% and 30.6% of our net sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or if we provide extended payment terms for sales during the holiday season or determine to increase our inventory levels to meet anticipated retail customer demand, our financial results and liquidity could be negatively affected. In addition, our borrowing levels and inventory levels can increase substantially during this time. In addition to seasonality issues, other factors contribute to the variability of our revenues and cash flows in our business segments on a quarterly basis. These factors include:
•	the popularity of the DVD, PC software titles and pre-recorded music released during the quarter;

•	product marketing and promotional activities;

•	the opening and closing of retail stores by our major customers;

•	the extension, termination or non-renewal of existing distribution agreements and licenses; and

•	general economic changes affecting the buying pattern of retailers, particularly those changes affecting consumer demand for home entertainment products and PC software.
We may not be able to grow our publishing segment.
     Our publishing business has grown significantly over the past several fiscal years and this segment’s financial results may significantly vary in future quarters. We could encounter difficulties in the operation of this segment that could negatively affect its financial condition and results of operation. Accordingly, there is no assurance that we will be able to grow this segment’s business or profits of our business. Investors should not rely on the past performance of our publishing segment, and there can be no assurance that we will be able to successfully implement our publishing growth strategy.
Pending litigation or regulatory inquiry may subject us to significant costs, judgments or penalties and could divert management attention.
     We are involved in a number of litigation matters, including shareholder class action suits and an informal inquiry by the U.S. Securities and Exchange Commission. Irrespective of the validity of the assertions made in these or other suits, or the positions asserted in these proceedings or any final resolution in these matters, we could incur substantial costs and management’s attention could be diverted, either of which could adversely affect our business, financial condition or operating results.
A substantial portion of FUNimation’s revenues typically derive from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.
     FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, two licensed properties accounted for $14.2 million and $12.7 million, or 24% and 21%, respectively, of FUNimation’s net sales for the fiscal year ended March 31, 2007. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.
     During the fiscal year ended March 31, 2007, 67% of FUNimation’s revenues were derived from sales of products under multiple licensing arrangements with three licensors. The loss of any of these licensing relationships could have a material negative effect on FUNimation’s revenues.
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
The loss of key personnel could affect the depth, quality and effectiveness of our management team. In addition, if we fail to attract and retain qualified personnel, the depth, quality and effectiveness of our management team and employees could be negatively affected.
     We depend on the services of our key senior executives and other key personnel because of their experience in the distribution, publishing and licensing areas. The loss of the services of one or several of our key employees could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully.

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
     In our publishing business, prices could decline due to decreased demand and, therefore, there may be greater risk of declines in our owned inventory value. To the extent that our publishing business has not properly reserved for inventory exposure or price reductions needed to sell remaining inventory, our profitability may suffer.

We have significant credit exposure and negative trends or other factors could cause us significant credit loss.
     We provide credit to our customers for a significant portion of our net sales. During the holiday season, certain of our retail customers may request and be granted extended payment terms. Extended terms could require additional borrowings under our credit facilities. We are subject to the risk that our customers will not pay for the products they have purchased. This risk may be increased with respect to goods provided under our consignment programs due to our lack of physical control over our owned inventory. This risk may increase if our customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectibility of our receivables, our earnings and cash flows could be adversely affected.
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
     In addition, FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive anime and children’s entertainment content and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as AD Vision, 4Kids Entertainment, VIZ and Geneon and Japanese rights holders operating in the United States. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Disney and Time Warner. Many of FUNimation’s competitors have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.
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
     We rely almost entirely on arrangements with third party shipping and fulfillment companies, principally UPS and Federal Express, for the delivery of our products. The termination of our arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from suppliers to us, or products from us to our reseller customers or their end-user customers, could disrupt our business and harm our reputation and net sales. Furthermore, an increase in amounts charged by these shipping companies could negatively affect our gross margins and earnings.
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
     We believe customer information systems and product ordering and delivery systems, including Internet-based systems, are becoming increasingly important in the distribution of our products and services. Although we seek to enhance our customer information systems by adding new features, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop competitive customer information systems or upgrade our current systems could cause our business and market share to suffer.
We are implementing a new enterprise resource planning system. Failure to fully implement the new system in an effective and a timely fashion could adversely affect our results of operations and timely reporting of financial results.
     We are implementing a new enterprise resource planning system. In addition, the new system includes implementation of improved business processes that we expect to improve our efficiency and our ability to manage our business. Failure to fully implement the new system in an effective and timely fashion could adversely affect our implementation of these improved business processes and the achievement of our goals. In some cases, the current business processes that are being replaced or improved will no longer be operational once the new system is implemented, and any failure of the new system to function effectively upon initial implementation could adversely affect our ongoing business processes and efficiency. For example, we will depend on the new system for functions such as order entry and invoicing, and a failure of the new system to perform these functions effectively could materially adversely affect our sales to customers, receipt of payment for our sales or other matters that could materially adversely affect our results of operations and timely reporting of financial results.
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
     The product categories that we sell have been adversely affected by counterfeiting, piracy and parallel imports, and also by websites and technologies that allow consumers to illegally download and access this content. Increased proliferation of these alternative access methods to these products could impair our ability to generate net sales and could cause our business to suffer.
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
     Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB, the Public Company Accounting Oversight Board (the “PCAOB”), and the SEC, who create and interpret appropriate accounting standards. Changes in, or new, accounting standards could have a significant adverse effect on our results of operations.

Risks Relating to Indebtedness
The level of our indebtedness could adversely affect our financial condition.
     We have significant debt service obligations. As of March 31, 2007, our total indebtedness under our revolving facility and term loan facility was $39.0 million and $15.0 million, respectively. We have the ability to borrow up to $95.0 million under the revolving credit agreement.
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
     Our debt service requirements will be impacted by changing interest rates. All of our $54.0 million in debt outstanding at March 31, 2007 is subject to variable interest rates. A 100-basis point change in LIBOR would cause our projected annual interest expense to change by approximately $540,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.
We may be unable to generate sufficient cash flow to service our debt obligations.
     Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control. Additionally, if principal payments are made early, additional expense may be incurred.
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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit facility contains restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. Our revolving working capital credit facility provided pursuant to a credit agreement, permits total borrowings of up to $95.0 million. In addition, our credit agreement will not prevent us from incurring certain other obligations. If we and our subsidiaries incur additional indebtedness or other obligations, the related risks that we and they face could be magnified.
Our credit agreement contains significant restrictions that limit our operating and financial flexibility.
     Our credit agreement requires us to maintain specified financial ratios and includes other restrictive covenants. We may be unable to meet such ratios and covenants. Any of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.
Risks Relating to Our Common Stock
Our common stock price has been volatile. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.
     The market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable. During the period from April 1, 2006 to March 31, 2007, the last reported price of our common stock as quoted on the NASDAQ Global Market ranged from a low of $3.30 to a high of $5.18.
The exercise of outstanding warrants and options may adversely affect our stock price.
     Our stock option plans authorize the issuance of options and other securities to purchase 7.7 million shares of our common stock. As of March 31, 2007, options and warrants to purchase 5,197,701 shares of our common stock were outstanding. Approximately 4,230,934 options and warrants were exercisable as of March 31, 2007. Warrants totaling 1,596,001 were issued in connection with the private placement completed in March 2006. Our outstanding options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
Distribution
     Located in the Minneapolis suburb of New Hope, Minnesota, our corporate headquarters is made up of approximately 322,000 square feet of combined office and warehouse space situated on three contiguous properties. The leases for two of the properties expire on June 30, 2019 and the lease for the third property expires on September 30, 2016. These leased properties include approximately 44,000 square feet of office space; approximately 73,000 square feet of space utilized in the manufacturing and assembly of new products; and approximately 205,000 square feet of space devoted to warehousing, product picking and shipping. Our product returns processing facility is located in the Minneapolis suburb of Brooklyn Center which consists of approximately 74,000 square feet of warehouse space. The lease for this property expires in May 2008. We also operate a satellite sales office in Bentonville, Arkansas which resides in approximately 2,000 square feet of leased office space. The lease for this space expires on February 28, 2010. The present aggregate base monthly rent for all Navarre facilities is approximately $180,000.
Publishing
     Encore currently operates its offices out of approximately 13,000 square feet of leased office space located in Los Angeles, California. This lease currently provides for base monthly payments to be made in the amount of approximately $26,000 and expires April 30, 2010.

BCI operates its offices out of approximately 8,000 square feet of leased office space located in Newbury Park, California. This lease currently provides for base monthly payments to be made in the amount of approximately $8,000 and expires June 30, 2009. FUNimation operates its office out of approximately 23,000 square feet of leased space located in Forth Worth, Texas. This lease currently provides for base monthly rental payments to be made in the amount of approximately $30,000 and expires July 31, 2009. FUNimation entered into an additional lease commencing in August 2007, which expires August 2017 and has monthly base rent in the amount of approximately $53,000. FUNimation also operates its online store out of approximately 84,000 square feet in Decatur, Texas, which is owned by the Company.
     We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.
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
     Our common stock, no par value, is traded on the NASDAQ Global Market under the symbol “NAVR”. The following table presents the range of high and low closing sale prices for our stock for each period indicated as reported on the NASDAQ Global Market. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal 2007	First	$4.98	$3.30
	Second	5.18	3.38
	Third	5.06	3.98
	Fourth	4.24	3.60
Fiscal 2006	First	$9.21	$6.73
	Second	8.40	5.65
	Third	6.61	3.51
	Fourth	6.53	3.45
     At June 14, 2007, we had an estimated 725 common shareholders of record and an estimated 8,200 beneficial owners whose shares were held by nominees or broker dealers.
     Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.
     Comparative Stock Performance
     The following Performance Graph compares performance of our common stock on the NASDAQ Global Market System to the NASDAQ Composite Index and the Peer Group Indices described below. The graph compares the cumulative total return from March 31, 2002 to March 31, 2007 on $100 invested on March 31, 2002, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.

     The Peer Group Index below includes the stock performance of the following companies: Handleman Company, Ingram Micro Inc., Tech Data Corp., 4 Kids Entertainment Inc. and Take Two Interactive Software Inc. These companies have operations similar to our distribution and publishing businesses.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Navarre Corporation, The NASDAQ Composite Index
And A Peer Group

	3/02	3/03	3/04	3/05	3/06	3/07
Navarre Corporation	100.00	154.55	539.09	722.73	390.00	340.91
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
Peer Group	100.00	69.64	116.50	109.57	105.66	104.24
     Private Placement
     During fiscal 2006, we completed a private placement in which we sold 5,699,998 shares of common stock and issued 1,425,001 shares issuable upon the exercise of five year warrants exercisable at $5.00 (excluding 171,000 placement agent warrants). We sold the shares in the private placement to the selling shareholders for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. Such securities were offered and issued in reliance on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering of securities. The Company based such reliance upon factual representations made to the Company by the purchaser regarding the purchaser’s investment intent, sophistication, and status as an “accredited investor” (as defined in Regulation D), among other things.
     Additional Sales of Unregistered Securities
     In addition to the 2006 Private Placement, the Company completed the sales of unregistered securities described in Note 17 of the notes to the consolidated financial statements during the past three fiscal years.
     Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of fiscal 2007.
     Equity Compensation Plan Information
     We adopted our 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for us by providing an incentive to those persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of our economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also our employees as well as our non-employee directors, consultants and independent contractors or employees of any of our subsidiaries. A maximum number of 5,224,000 shares and 2,500,000 shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board and the shareholders. The 1992 Stock Option Plan terminated in 2006 and the 2004 Stock Option Plan terminates in 2014.
     We are authorized to grant stock options, restricted stock grants and other awards under the Plans. Stock options have a maximum term fixed by the Compensation Committee, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee. Performance-based options are subject to variable accounting and will be recognized when, and if, the criteria are met for vesting.
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
     We are entitled to withhold and deduct from future wages of the participant (or from other amounts that may be due and owing to the participant from us), or make other arrangements for the collection of, all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements (i) attributable to the grant or exercise of an option or a restricted stock award or to a disqualifying disposition of stock received upon exercise of an incentive stock option, or (ii) otherwise incurred with respect to an option or a restricted stock award, or (iii) require the participant promptly to remit the amount of such withholding to us before taking any action with respect to an option or a restricted stock award.
     The following table below presents certain information regarding our Equity Compensation Plans:

Number of securities
		Weighted-average	remaining available for
		exercise	future issuance under
	Number of securities to be	price of	equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,601,700	$6.92	461,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,601,700	$6.92	461,000

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 which have been audited by Grant Thornton LLP (years ended March 31, 2007, 2006 and 2005) and Ernst & Young LLP (for the remaining periods).

(In thousands, except per share data)

	Fiscal Years ended March 31,
	2007	2006(1)	2005	2004	2003
Statement of operations data:
Net sales	$698,371	$686,126	$596,615	$470,877	$356,816
Gross profit, exclusive of depreciation and amortization	116,702	107,093	91,352	58,021	45,475
Income from operations	17,303	2,684	9,711	7,067	3,597
Interest expense	(10,220)	(11,217)	(783)	(378)	(194)
Other income (expense)	(139)	3,344	232	(458)	447
Net income (loss) before tax	6,944	(5,189)	9,160	6,231	3,850
Income tax benefit (expense)	(2,885)	2,014	1,006	583	—
Net income (loss)	$4,059	$(3,175)	$10,166	$6,814	$3,913
Earnings (loss) per common share:
Basic	$.11	$(.11)	$.38	$.30	$.18
Diluted	$.11	$(.11)	$.35	$.28	$.18
Weighted average shares outstanding:
Basic	35,786	29,898	26,830	22,780	21,616
Diluted	36,228	29,898	28,782	24,112	21,841
Balance sheet data:(2)
Total assets	$288,225	$309,614	$195,892	$154,579	$109,665
Short—term debt	39,208	5,115	334	651	805
Long—term debt	14,970	75,352	237	—	268
Temporary equity — Unregistered common stock	—	16,634	—	—	—
Shareholders’ equity	113,451	88,906	77,284	53,078	28,263

(1)	Includes acquisition of FUNimation completed May 11, 2005 (see Note 3 to the consolidated financial statements).

(2)	Includes 2006 Private Placement (see Note 18 to the consolidated financial statements).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples, and Costco, and we have historically distributed to over 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Historically, our business focused on providing distribution services for third party vendors. Over the past several years, we expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through our acquisitions of publishers in select markets. By expanding our product offerings through such acquisitions, we believe we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.
     Our business is divided into three segments — Distribution, Publishing and Other (through December 2005).
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 31, 2007), major music labels (through December 2005), and independent and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-

oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., McAfee, Inc., and Dreamcatcher Interactive, Inc.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, CD audio and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and The FUNimation Store, Ltd. (together, “FUNimation”). Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products, including titles such as Print Shop, Print Master, PC Tool’s Spyware Doctor, Monopoly Here and Now, and Hoyle PC Gaming products. BCI is a provider of niche DVD and video products such as He-man and the Masters of the Universe, Pride Fighting Championship, Classic Cartoons and in-house produced CDs and DVDs. FUNimation, acquired on May 11, 2005, is the leading provider of anime home video products and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari Seven, Basilisk, Yu Yu Hakusho, Negima and Robotech.
     Other. The other segment consisted of a variable interest entity, Mix & Burn, Inc. (“Mix & Burn”), that was included in our consolidated results during the period commencing December 31, 2003 and ending December 31, 2005, in accordance with the provisions of FIN 46(R). During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this variable interest entity.
Overall Summary of Fiscal 2007 Financial Results
     Fiscal 2007 consolidated net sales increased 1.8% to $698.4 million compared to $686.1 million in fiscal 2006. This increase was achieved through new product releases and a full year of operating results from our FUNimation subsidiary. Our gross profit increased to $116.7 million or 16.7% of net sales for fiscal 2007 compared with $107.1 million or 15.6% of net sales for fiscal 2006. The increase in gross margin percent for 2007 was primarily due to product sales mix. Also, prior year gross margin included the write-off of balances related to independent music labels during the year.
     Total operating expenses for fiscal 2007 were $99.4 million or 14.2% of net sales, compared with $104.4 million or 15.2% of net sales for fiscal 2006. The decrease in operating expenses in fiscal 2007 was primarily due to the reduction in write-off of accounts receivable of $8.5 million. This was partially offset by fluctuations in other operating expenses. Net income for fiscal 2007 was $4.1 million or $0.11 per diluted share compared to net loss of $3.2 million or $0.11 per diluted share for last year.
     Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for share based compensation using the modified prospective transition method, and therefore we have not restated prior periods’ results. All share-based compensation expense is recorded as general and administrative expense. Total share-based compensation expense recorded in the year ended March 31, 2007 was $910,000. This amount would have been $12.6 million for the year ended March 31, 2006, had we recognized share-based expense in the consolidated statements of operations under SFAS 123R. During fiscal 2006, we accelerated vesting of stock options with exercise prices of $4.50 or greater. Unrecognized compensation expense from unvested options was $2.0 million as of March 31, 2007 and is expected to be recognized over a weighted-average period of 1.46 years.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four-year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provides for a three-year $95.0 million revolving credit facility and the Monroe agreement provides for a $15.0 million Term Loan facility. At March 31, 2007 we had total debt outstanding of $39.0 million related to our $95.0 million revolving credit facility and $15.0 million outstanding related to our Term Loan facility, as compared to total debt outstanding of $80.1 million at March 31, 2006. Excess availability at March 31, 2007 on our revolving facility was approximately $26.2 million.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to customer programs and incentives, product returns, bad debt, production costs and license fees, inventories, long-lived assets including intangible assets, goodwill, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2007, 2006 and 2005. Under specific conditions, we permit our customers to return products. We record a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our historical gross profit percent against averages sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs. Our actual sales return rates have averaged between 12% to 14% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.
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
     Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title or group of titles basis, which may result in a change in the rate of amortization and/or a write-down of the asset to estimated fair value. The Company determines the estimated fair value for properties based on the estimated future ultimate revenues and costs in accordance with SOP 00-2.
     Any revisions to ultimate revenues can result in significant quarter-to-quarter and year-to-year fluctuation in production cost write-downs and amortization. The commercial potential of individual films can vary dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films will have on the Company’s results of operations. Significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on the release schedules, broadcast dates, the timing of advertising campaigns and the relative performance of the individual films.
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
Allowance for Doubtful Accounts
     We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, the accuracy of the estimation process can be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. Our largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy, such as the bankruptcy of certain retailers in fiscal 2007 and 2006 which resulted in write-offs of $1.7 million and $12.2 million, respectively. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.
Goodwill and Intangible Assets
     We review goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We also assess potential impairment of goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
     We have no goodwill associated with our distribution segment, while our publishing segment has goodwill. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. Our goodwill balances were $81.7 million and $81.2 million as of March 31, 2007 and 2006, respectively. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.
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
Inventory Valuation
     Our inventories are recorded at the lower of cost or market. We use certain estimates and judgments to properly value inventory. We monitor our inventory to ensure that we properly identify inventory items that are slow-moving, obsolete or non-returnable, on a timely basis. A significant risk in our distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. A significant risk in our publishing business is that certain products may run out of shelf life and be returned by our customers. Generally, these products can be sold in bulk to a variety of liquidators. We establish reserves for the difference between carrying value and estimated realizable value in the periods when we first identify the lower of cost or market issue. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the determination is made.
Share-based Compensation
     We have granted stock options, restricted stock units and restricted stock to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after March 31, 2006 and all share-based payments granted prior to but not yet vested as of March 31, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period) or when the performance condition has been met. Prior to the adoption of SFAS 123R, we accounted for share-based payments under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and accordingly, only recognized compensation expense for stock options or restricted stock, which had a grant date intrinsic value.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards and a lattice model to value restricted stock unit awards. We believe future volatility will not materially differ from the historical volatility. Thus, the fair value of the share-based payment awards represents our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 19 to the consolidated financial statements for a further discussion of share-based compensation.
Income Taxes
     Income taxes are recorded under the liability method, whereby deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management reviews its deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried a valuation allowance against our net deferred tax assets at March 31, 2007 and 2006 of $1.0 million, respectively, related to the variable interest entity (“VIE”), Mix & Burn.

Contingencies and Litigation
     There are various claims, lawsuits and pending actions against us. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe the ultimate resolution of existing actions will not have a materially adverse effect on our consolidated financial statements (see Note 21 to our consolidated financial statements). As additional information becomes available, we assess any potential liability related to existing actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.
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

	Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2007	2006	2005
Net sales
Distribution	$641,462	$621,739	$556,927
Publishing	126,651	127,612	95,777
Other	—	424	352

Net sales before inter—company eliminations	768,113	749,775	653,056
Inter—company eliminations	(69,742)	(63,649)	(56,441)

Net sales as reported	$698,371	$686,126	$596,615

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Fiscal Years Ended March 31,
	2007	2006	2005
Net sales:
Distribution	91.9%	90.6%	93.3%
Publishing	18.1	18.6	16.1
Other	0.0	0.1	0.1
Elimination of sales	(10.0)	(9.3)	(9.5)

Total net sales	100.0	100.0	100.0
Cost of sales — exclusive of depreciation and amortization	83.3	84.4	84.7

Gross profit	16.7	15.6	15.3
Selling and marketing	4.1	4.3	3.6
Distribution and warehousing	1.7	1.7	1.7
General and administrative	6.3	6.1	7.7
Bad debt	0.5	1.8	0.1
Depreciation and amortization	1.6	1.3	0.6

Total operating expenses	14.2	15.2	13.7

Income from operations	2.5	0.4	1.6
Interest expense	(1.5)	(1.6)	(0.1)
Interest income	0.1	0.1	0.1
Deconsolidation of variable interest entity	—	0.3	—
Warrant expense	(0.1)	(0.1)	—
Other income (expense), net	—	0.1	(0.1)

Net (loss) income, before tax	1.0	(0.8)	1.5
Tax (expense) benefit	(0.4)	0.3	0.2

Net (loss) income	0.6%	(0.5)%	1.7%

     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon financing, obtaining additional financing when required, dependency upon software developers and manufacturers, risks of returns and inventory obsolescence, effect of technology developments, effect of free music downloads, change in retailers methods of distribution and the possible volatility of our stock price. See also “Business — Forward-Looking Statements/Risk Factors” in Item 1A of this Form 10-K.
Distribution Segment
     The distribution segment distributes PC software, video games, accessories, major label music (through December 2005), and DVD video, as well as independent music (through May 31, 2007).
Fiscal 2007 Results Compared With Fiscal 2006
     Net Sales
     Net sales for the distribution segment were $641.5 million (before inter-company eliminations) for fiscal 2007 compared to $621.7 million (before inter-company eliminations) for fiscal 2006. The $19.8 million or 3.2% increase in net sales for fiscal 2007 was principally due to increases in sales in all categories, except for our independent music category. Sales increased in the software product group to $466.4 million for fiscal 2007 compared to $448.7 million for fiscal 2006. Software continues to expand its market share presence. DVD video grew to $61.7 million for fiscal 2007 from $52.8 million in fiscal 2006 and video games increased to $44.8 million in fiscal 2007 from $39.9 million in fiscal 2006, due to increased publisher and customer rosters and strong releases throughout the year. Independent music and independent DVD net sales decreased to $68.6 million from $71.9 million in the prior year due to timing of releases. On May 31, 2007, the Company exited the independent music distribution business, which had net sales of

$52.0 million and $62.0 million for fiscal 2007 and 2006, respectively. The Company exited the major label music category in fiscal 2006, which had net sales of $8.4 million. The Company believes future sales increases will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
     Gross Profit
     Gross profit for the distribution segment was $70.1 million or 10.9% of net sales for fiscal 2007 compared to $59.6 million or 9.6% of net sales for fiscal 2006. The increase in gross profit as a percent of net sales for fiscal 2007 was due to a shift in sales mix to higher gross margin products. Also, prior year gross profit was negatively impacted by the write-off of balances of $4.1 million related to an independent music label. The Company expects gross profit to fluctuate depending upon the make-up of product sold.
     Operating Expenses
     Total operating expenses for the distribution segment were $62.9 million or 9.8% of net sales for fiscal 2007 compared to $68.2 million or 11.0% of net sales for fiscal 2006. Overall expenses for selling and marketing and bad debt expense decreased, which were partially offset by increases in general and administrative expenses, distribution and warehouse expenses and depreciation and amortization.
     Selling and marketing expenses for the distribution segment were $15.7 million or 2.5% of net sales for fiscal 2007 compared to $17.3 million or 2.8% of net sales for fiscal 2006. The decrease in selling and marketing expenses for fiscal 2007 resulted primarily from decreased freight costs and commissions. Freight costs as a percent of net sales, decreased to 1.6% for fiscal 2007 compared to 1.8% for fiscal 2006. The decreased expense incurred in freight costs was primarily due to changes in customer shipping requirements, such as shipment of product to distribution centers versus store locations and decreased fuel surcharges. Sales commissions decreased due to outside sales commission rate changes relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $12.1 million or 1.9% of net sales for fiscal 2007 compared to $11.7 million or 1.9% of net sales for fiscal 2006. Expenses remained flat in comparison with prior year.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $31.0 million or 4.8% of net sales for fiscal 2007 compared to $28.2 million or 4.5% of net sales for fiscal 2006. The total fluctuation between periods reflected higher expenses for fiscal 2007 including increased salaries of $817,000 primarily related to incentive-based deferred compensation expense related to the former CEO’s employment agreement, increased bonus expense of $370,000 due to the overall performance of the Company, increased stock-based compensation expense of $910,000 due to the implementation of FAS 123R, and an increase of $1.3 million due to the implementation of a new ERP system. These increases were partially offset by decreases in professional and legal fees of approximately $1.2 million and other general and administrative expenses.
     Bad debt expense was $1.4 million or 0.2% of net sales for fiscal 2007 compared to $8.8 million or 1.4% of net sales for fiscal 2006. Fiscal 2007 and 2006 included the write-off of accounts receivable of $1.7 million and $9.0 million, respectively, due to the bankruptcy of certain retailers. These were partially offset by some recoveries of other accounts receivable.
     Depreciation and amortization for the distribution segment was $2.6 million for fiscal 2007 compared to $2.2 million for fiscal 2006. The increase is principally due to new warehouse equipment depreciation.
     Net operating income for the distribution segment was $7.2 million for fiscal 2007 compared to a net operating loss of $8.6 million for fiscal 2006.
Fiscal 2006 Results Compared With Fiscal 2005
     Net Sales
     Net sales for the distribution segment were $621.7 million (before inter-company eliminations) for fiscal 2006 compared to $556.9 million (before inter-company eliminations) for fiscal 2005. The $64.8 million or 11.6% increase in net sales for fiscal 2006 was principally due to increases in sales in all categories, except for major label music as the Company exited this category in fiscal 2006. Sales increased by $9.6 million due to the transfer of a third party software products distribution relationship with a major mass merchandiser from the publishing segment. Sales also increased in the software product group to $448.7 million for fiscal 2006 compared to $399.3 million for fiscal 2005. The increase in net sales in this product group was primarily due to continued increases in a variety of software categories, including internet security utility products where sales remained strong due to continued demand. DVD video grew to $52.8 million for fiscal 2006 from $38.9 million in fiscal 2005 and video games increased to $39.9 million in fiscal 2006 from $30.0 million in fiscal 2005, due to increased publisher and customer rosters and strong releases throughout the year. Independent music and independent DVD net sales increased to $71.9 million from $64.8 million in the prior year due to significant title releases during fiscal 2006. Major label music net sales decreased to $8.4 million for fiscal 2006 from $23.9 million for fiscal 2005 due to a change in buying patterns at a major retailer and the Company’s decision to exit this category during fiscal 2006. The Company exited the major label music category to focus its resources on other product categories.
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
     Distribution and warehousing expenses for the distribution segment were $11.7 million or 1.9% of net sales for fiscal 2006 compared to $10.0 million or 1.8% of net sales for fiscal 2005.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $28.2 million or 4.5% of net sales for fiscal 2006 compared to $35.5 million or 6.4% of net sales for fiscal 2005. Fiscal 2005 included $2.5 million of incentive-based deferred compensation expense related to the former CEO’s employment agreement and $5.8 million to acquire the remaining twenty percent ownership position in Encore. The decrease in expenses from fiscal 2005 is also due to a reduction in bonus expense of approximately $1.9 million due to the overall performance of the Company. These decreases were partially offset by an increase in professional and legal fees of approximately $800,000 and an increase in employee health benefits of approximately $1.0 million.
     Bad debt expense was $8.8 million or 1.4% as a percent of net sales for fiscal 2006 compared to $330,000 for fiscal 2005. The increase was due to the write-off of an accounts receivable in fiscal 2006 of $9.0 million due to the bankruptcy of a major retailer. This was partially offset by some recoveries of other accounts receivable.
     Depreciation and amortization for the distribution segment was $2.2 million for fiscal 2006 compared to $1.8 million for fiscal 2005. The increase is principally due to the new warehouse system and equipment.

     Operating Income (Loss)
     Net operating loss for the distribution segment was $8.6 million for fiscal 2006 compared to a net operating loss of $2.2 million for fiscal 2005.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, and its operating results are included from the date of acquisition.
Fiscal 2007 Results Compared With Fiscal 2006
     Net Sales
     Net sales for the publishing segment decreased 1% to $126.7 million (before inter-company eliminations) for fiscal 2007 from $127.6 million (before inter-company eliminations) for fiscal 2006. Of the change in net sales, FUNimation contributed $55.0 million and $37.2 million during fiscal 2007 and 2006, respectively, partially due to a full year contribution in fiscal 2007. The decrease in net sales was primarily due to a softness in net sales due to a decline in certain PC software and DVD categories, offset by strong anime home video net sales from releases which included BlackCat, Basilisk, Fullmetal Panic, Trinity Blood and two Dragon Ball Z movie 3-packs. The Company believes future sales increases will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
     Gross Profit
     Gross profit for the publishing segment was $46.6 million or 36.8% as a percent of net sales for fiscal 2007 and $47.4 million or 37.1% as a percent of net sales for fiscal 2006. The gross margin rate remained relatively flat between the periods. The Company expects gross profit to fluctuate depending upon the make-up of product sold.
     Operating Expenses
     Operating expenses for the publishing segment were $36.5 million, or 28.8% of net sales, for fiscal 2007 and $34.5 million, or 27.1% of net sales for fiscal 2006. Overall expenses for selling and marketing, general and administrative, and depreciation and amortization expenses increased, which were partially offset by a decrease in bad debt expense. The expense increases in fiscal 2007 was partially due to a full year contribution of FUNimation for fiscal 2007.
     Selling and marketing expenses were $13.3 million or 10.5% of net sales for fiscal 2007 and $12.0 million or 9.4% of nets sales for fiscal 2006. The increase of $1.3 million from the prior year is primarily due to increased advertising spending on new products.
     General and administrative expenses were $12.6 million or 10.0% of net sales for fiscal 2007 and $12.2 million or 9.6% of nets sales for fiscal 2006. The expenses remained relatively flat over the prior year.
     Bad debt expense was $2.2 million for fiscal 2007 and $3.3 million for fiscal 2006. Fiscal 2006 included the write-off of amounts due to the bankruptcy of a retailer.
     Depreciation and amortization expense was $8.3 million for fiscal 2007 and $7.0 million for fiscal 2006. Fiscal 2006 amortization expense was reduced by $2.2 million based on the adjusted purchase price allocation in the fourth quarter of fiscal 2006, related to the FUNimation acquisition.
     Operating Income (Loss)
     Net operating income for the publishing segment was $10.1 million for fiscal 2007 and $12.9 million for fiscal 2006.

Fiscal 2006 Results Compared With Fiscal 2005
     Net Sales
     Net sales for the publishing segment were $127.6 million (before inter-company eliminations) for fiscal 2006 and $95.8 million (before inter-company eliminations) for fiscal 2005. Of the change in net sales, FUNimation contributed $37.2 million during fiscal 2006. The transfer of a third-party software products distribution relationship with a major mass merchandiser from the publishing segment to the distribution segment in fiscal 2005, accounted for a $9.6 million decrease in fiscal 2006 net sales. The publishing segment benefited from a strong performance of the new release, He-Man and the Masters of the Universe DVD and new versions of Print Shop and Print Master, during fiscal 2006.
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
     Operating Expenses
     Operating expenses for the publishing segment were $34.5 million, or 27.1% of net sales, for fiscal 2006 and $17.3 million, or 18.1% of net sales for fiscal 2005. The expense increase in fiscal 2006 was primarily due to the addition of FUNimation in May 2005, which added $17.8 million in additional expense, including $5.0 million of period amortization of intangibles related to purchase accounting and the write-off of an accounts receivable of $3.2 million due to the bankruptcy of a major retailer. Amortization expense was reduced by $2.2 million based on the adjusted purchase price allocation in the fourth quarter of fiscal 2006. The increase is also due to the advertising and marketing of new front line products, primarily He-Man and the Masters of the Universe DVD. These increases were partially offset by a reduction in bonus expense of approximately $850,000 due to the performance of the Company.
     Operating Income (Loss)
     Net operating income for the publishing segment of $12.9 million for fiscal 2006 and $14.0 million for fiscal 2005.
Other Segment
     The other segment included the operations of Mix & Burn, a consolidated VIE. The VIE was deconsolidated as of December 1, 2005 due to our determination that we were no longer the primary beneficiary as defined by FIN 46(R).
Fiscal 2007 Results Compared With Fiscal 2006
     There were no sales for the other segment in fiscal 2007 due to the deconsolidation in December 2005 compared to net sales for the other segment of $424,000 (before inter-company eliminations) for fiscal 2006. Gross profit for the other segment was $81,000 or 19.6% as a percent of net sales for fiscal 2006. Total operating expenses for the other segment were $1.7 million for fiscal 2006. The other segment had operating losses of $1.8 million for fiscal 2006.
Fiscal 2006 Results Compared With Fiscal 2005
     Net sales for the other segment were $424,000 (before inter-company eliminations) for fiscal 2006 and $352,000 (before inter-company eliminations) for fiscal 2005. Gross profit for the other segment was $81,000 or 19.6% as a percent of net sales for fiscal 2006 and $65,000 or 18.5% as a percent of net sales for fiscal 2005. Total operating expenses for the other segment were $1.7 million for fiscal 2006 and $2.2 million for fiscal 2005. The other segment had operating losses of $1.8 million for fiscal 2006 and $2.2 million for fiscal 2005.

Consolidated Other Income and Expense for All Periods
     Other income and expense, net, increased to expense of $10.4 million in fiscal 2007 from expense of $7.9 million in fiscal 2006. Interest expense was $10.2 million for fiscal 2007 compared to $11.2 million for fiscal 2006. The decrease in interest expense for fiscal 2007 is a result of the reduction in debt, partially offset by the write-off of debt financing costs of $2.4 million, related to our prior debt facility. Other income (expense) amounts for fiscal 2007 consisted primarily of interest income of $355,000, warrant expense of $251,000 related to the 2006 Private Placement and $342,000 of other income (expense), net. Other income (expense) amounts for fiscal 2006 consisted primarily of interest income of $777,000, other income of $1.9 million related to the deconsolidation of the variable interest entity, $342,000 of warrant expense related to the 2006 Private Placement, a gain on interest rate swaps of $623,000, and other income (expense), net, of $390,000 which primarily related to a vendor contract buy-out of $375,000.
     Other income and expense, net, increased to expense of $7.9 million in fiscal 2006 from expense of $551,000 in fiscal 2005. Interest expense was $11.2 million for fiscal 2006 compared to $783,000 for fiscal 2005. The increase in interest expense for fiscal 2006 is a result of financing the FUNimation acquisition through bank debt and the write-off of debt acquisition costs of $239,000 associated with the previous debt agreement. Other income (expense) amounts for fiscal 2006 consisted primarily of a vendor contract buy-out of $375,000, a gain on interest rate swaps of $623,000 and interest income of $777,000. This category in fiscal 2006 also included other income of $1.9 million related to the deconsolidation of the variable interest entity and $342,000 of warrant expense related to the 2006 Private Placement. Other income (expense) amounts for fiscal 2005 consisted primarily of interest income of $473,000 and other income (expense), net, of $(241,000).
Consolidated Income Tax Expense or Benefit for All Periods
     We recorded income tax expense for fiscal 2007 of $2.9 million or an effective tax rate of 41.5%, an income tax benefit of $2.0 million for fiscal 2006 or an effective tax rate of 38.8%, and an income tax benefit of $1.0 million for fiscal 2005 or an effective tax rate of 11.0%. We utilized net operating loss carryforwards in fiscal 2006 and 2005. No net operating loss carryforwards existed at March 31, 2007.
Consolidated Net Income (Loss) for All Periods
     Net (loss) income for the fiscal years 2007, 2006 and 2005 were $4.1 million, $(3.2) million and $10.2 million, respectively.
Market Risk
     The Company’s exposure to market risk is primarily due to the fluctuating interest rate associated with variable rate indebtedness. See “Item 7a - Quantitative and Qualitative Disclosure About Market Risk.”
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 30.1%, 31.3% and 30.6% of our net sales for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. In fiscal 2006 our third quarter earnings were not in line with our earnings trends primarily due to the impact of the bankruptcy of a major retailer and the write-off of balances of an independent label. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
     Operating Activities
     Cash provided by operating activities for fiscal 2007 totaled $22.5 million, cash used in operating activities for fiscal 2006 totaled $7.3 million, and cash used in operating activities totaled $2.5 million in fiscal 2005.

     The net cash provided by operating activities for fiscal 2007 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $11.1 million, amortization and write-off of deferred financing costs of $3.0 million, amortization of license fees of $7.4 million, amortization of production costs of $2.3 million, share-based compensation expense of $910,000, deferred compensation costs of $1.1 million, offset by a change in deferred income taxes of $1.4 million and by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2007: accounts receivable decreased by $1.7 million, reflecting our increased focus on managing working capital; inventories decreased by $3.4 million, primarily reflecting a focus on reducing inventory levels combined with sales activity; prepaid expenses and other current assets increased by $2.3 million, primarily reflecting royalty advances in the publishing segment; income taxes receivable decreased by $3.6 million, primarily due to the timing of required tax payments and tax refunds; other assets decreased $1.9 million, primarily due to amortization and recoupments, production costs and license fees increased $3.9 million and $9.6 million, respectively, due primarily to new content acquisitions; accounts payable increased $1.3 million, primarily due to timing of disbursements and accrued expenses decreased $2.3 million primarily due to a result of decreased accrued interest expense and royalty payments.
     The net cash used in operating activities for fiscal 2006 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $9.4 million, amortization of license fees of $5.3 million, amortization of production costs of $1.9 million, deferred taxes of $2.3 million, change in deferred revenue of $1.0 million, and a gain from the deconsolidation of Mix & Burn of $1.9 million, offset by our working capital demands. Changes in the following operating assets and liabilities for fiscal 2006 are net of the effect of the addition of the FUNimation assets and liabilities due to the acquisition: accounts receivable decreased by $8.5 million, reflecting the focus on managing working capital; inventories increased by $2.7 million, primarily reflecting higher inventories required to support the Company’s $89.5 million net sales increase; prepaid expenses increased by $1.3 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $3.0 million and $11.3 million, respectively, due primarily to new content acquisitions and income taxes receivable increased $4.4 million primarily due to timing of required tax payments.
     The net cash used in fiscal 2005 mainly reflected our net earnings, combined with various non-cash charges, including depreciation and amortization of $3.7 million and executive and stock compensation expense of $8.6 million, deferred taxes of $4.8 million, and tax benefit from employee stock plans of $2.4 million, offset by our working capital demands. Accounts receivable increased by $14.5 million, reflecting the growth in sales for fiscal 2005. Inventories increased by $10.7 million, reflecting the higher inventories required by the Company’s increased sales activities. Prepaid expenses increased by $5.9 million, primarily reflecting royalty advances in the publishing business. Accounts payable increased $4.4 million, primarily as a result of increased inventory. Accrued expenses increased $6.0 million as a result of increased bonuses and royalties payable resulting from increased profitability and sales.
     Investing Activities
     Cash flows used in investing activities totaled $8.9 million, $91.0 million and $3.7 million in fiscal 2007, 2006 and 2005, respectively.
     Acquisition of property and equipment totaled $7.1 million, $2.9 million and $9.4 million in fiscal 2007, 2006 and 2005, respectively. Purchases of fixed assets in fiscal 2007 primarily related to the new ERP project and warehouse equipment. Purchases of assets in fiscal 2006 consisted primarily of warehouse equipment. Purchases of assets in fiscal 2005 primarily related to a new warehouse and warehouse system. In fiscal 2005, the purchases of fixed assets were offset by $6.4 million in proceeds from the sale and leaseback of our new building. Purchase of intangible assets totaled $1.5 million, $644,000 and $608,000 for fiscal 2007, 2006 and 2005, respectively.
     Acquisition of businesses totaled $87.1 million for fiscal 2006 related to the acquisition of FUNimation, a leading home video distributor and licensor of Japanese animation and children’s entertainment in the United States. The Company completed this acquisition to continue to build its catalog of content and grow the publishing segment.
     Financing Activities
     Cash flows used in financing activities was $26.9 million in fiscal 2007 and cash provided from financing activities totaled $97.0 million and $7.3 million for fiscal 2006 and 2005, respectively.

     The Company recorded net proceeds from note payable – line of credit of $39.0 million, net proceeds from note payable of $15.0 million and repayments of note payable of $80.1 million for fiscal 2007. Debt acquisition costs were $990,000 and proceeds received upon the exercise of common stock options were $466,000 for fiscal 2007.
     The Company recorded proceeds from notes payable of $141.1 million for fiscal 2006 and debt issuance costs of $3.1 million for fiscal 2006. The Company recorded $59.9 million in repayments on notes payable, net proceeds from the 2006 private placement of $18.5 million and proceeds from the exercise of common stock options and warrants of $455,000 for fiscal 2006.
     The Company recorded repayments on notes payable of $651,000, debt acquisition costs of $527,000, and proceeds from exercise of common stock options and warrants of $8.2 million for fiscal 2005.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a three-year, $30.0 million revolving credit facility for use in connection with our working capital needs. This agreement has been restated and amended on a number of occasions to accommodate our growth and working capital needs.
     On March 22, 2007, the credit agreement was amended and restated in its entirety and currently provides for a senior secured three-year $95.0 million revolving credit facility which expires on March 22, 2010. The revolving facility is available to us for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2007 we had $39.0 million outstanding on the revolving facility and approximately $26.2 million in excess availability.
     We also entered into a credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of our assets of the Company. At March 31, 2007 we had $15.0 million outstanding on the facility.
     Interest is currently payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 2.0%, or the prime rate plus .75%. Interest is currently payable on the Term Loan at a variable rate equal to the LIBOR plus 7.5%. The applicable margins on the revolving facility will be adjusted quarterly on a prospective basis as determined by the previous quarters’ ratio of borrowings to borrowing availability.
     Under both of the credit agreements, we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility on March 31, 2007.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential increases in accounts receivable, inventory and payment of obligations to creditors and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer for post retirement benefits; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system (“ERP”) that we have undertaken. During fiscal year 2007, we invested approximately $27.7 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $5.3 million in connection with the licensing and implementation of our enterprise resource planning system during the year ended March 31, 2007. We anticipate that cash outlays in connection with the ERP system for fiscal 2008 will be approximately $8.8 million which will be funded by working capital.
     Our credit agreements currently provide a three-year $95.0 million revolving facility and a four-year Term loan facility for $15.0 million. The revolving sub-facility of up to $95.0 million is available for working capital and general corporate needs. During fiscal 2007, we made payments of $80.1 million to pay off the amounts outstanding of the former Term Loan B sub-facility. As of March 31, 2007, we had $15.0 million outstanding on the new Term Loan facility and $39.0 million outstanding on the revolving facility and excess availability of approximately $26.2 million.

     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives in the foreseeable future, absent significant acquisitions. We have stated our plans to grow through acquisitions; however, such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2007 by fiscal year (in thousands).

		Less
		than 1	2 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$31,635	$3,442	$6,938	$5,053	$16,202
Capital leases	276	132	136	8	—
Note payable	15,000	150	300	14,550	—
License and distribution agreement	22,352	15,618	6,734	—	—

Total	$69,263	$19,342	$14,108	$19,611	$16,202

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
     Interest Rate Risk. Our exposure to changes in interest rates results primarily from credit facility borrowings. As of March 31, 2007 we had $54.0 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2007, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $540,000.
     Foreign Currency Risk. We have a limited number of foreign transactions. Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Fluctuations in the value of the dollar as compared to other foreign currencies for fiscal 2007 was a loss of $413,000.
Item 8. Financial Statements and Supplementary Data
     The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Reports of Independent Registered Public Accounting Firm at the end of this report commencing at the pages indicated below:
     Reports of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets at March 31, 2007 and 2006
     Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005
     Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
     Valuation and Qualifying Accounts Schedule for the years ended March 31, 2007, 2006 and 2005
All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

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
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     We refer you to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of our fiscal year, for information regarding this item and our directors and nominees for director. This information is incorporated by reference into this item of the report.
     Information regarding our executive officers is found in Part I, Item 1 of this report under the heading “Executive Officers of the Company”.
     We refer you to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding our Audit Committee members and “audit committee financial experts”. This information is incorporated by reference into this item of the report.
     We refer to our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.
     The information regarding the Company’s Code of Business Ethics is incorporated by reference to the information to be contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year.
Item 11. Executive Compensation
     Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of March 31, 2007 and 2006.

(iii)	Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005.

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2007, 2006 and 2005.

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005.

(vi)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves
Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.
(3)	Exhibits

Item
No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000 (File No. 0-22982)).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-111733)).

3.5	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

3.6	Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

3.7	Company’s Amended and Restated Bylaws as of January 25, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated January 25, 2007 (File No. 0-22982)).

4.1	Form of Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

4.2	Form of Warrant dated March 21, 2006 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

4.3	Form of Agent’s Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A filed June 26, 2006 (File No. 3-133280)).

10.1 *	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson (incorporated by reference

Item
No.	Description
to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.2 *	Amendment to Employment Agreement between the Company and Eric H. Paulson (incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (File No. 0-22982)).

10.3 *	Employment Agreement dated January 2, 2002 between the Company and Charles E. Cheney (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.4 *	Employment Agreement between Encore Software, Inc. and Michael Bell (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.5 *	Employment Agreement dated November 5, 2003, between BCI Eclipse Company, LLC and Edward D. Goetz (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.6 *	1992 Stock Option Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 0-22982)).

10.7 *	2003 Amendment to the Company’s 1992 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-109056)).

10.8 *	Form of Individual Stock Option Agreement under 1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-68392)).

10.9 *	Form of Termination Agreement for certain of the Company’s Executives (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2001 (File No. 0-22982)).

10.10	Lease dated March 12, 1998 between the Company and Cambridge Apartments, Inc. with respect to the corporate headquarters in New Hope, MN (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.11	Amendment No. 1 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.12	Amendment No. 2 to Lease Agreement between the Company and Cambridge Apartments, Inc. dated July 14, 2003 (incorporated by reference to Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

10.13	Lease dated May 1, 1999 between the Company and Sunlite III, LLP with respect to a second facility in Brooklyn Park, MN (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999 (File No. 0-22982)).

10.14	Amendment Nos. 1, 2 and 3 to Lease Agreement (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.15	Lease dated December 17, 1999 between Encore and EastGroup Properties L.P., with respect to a third facility in Gardena, California (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.16	First Amendment to Lease dated June 27, 2002 between Encore and Eastgroup Properties L.P. (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 0-22982)).

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003 (incorporated by reference to Exhibit 10.9.3 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 0-22982)).

Item
No.	Description
10.32 *	Incentive Stock Option Agreement dated September 6, 2002 between Cary Deacon and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.33	Addendum to Incentive Stock Option Agreement dated November 13, 2003 (incorporated by reference to Exhibit 10.17.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-22982)).

10.36	Form of Separation Agreement with Charles E. Cheney dated April 30, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.37	Form of Assignment of Lease between BCI Eclipse LLC and BCI Eclipse Company, LLC dated November 3, 2003 (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.41	Form of Amended and Restated Credit Agreement with General Electric Capital Corporation dated June 18, 2004 (incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.42	Form of Lease Agreement between the Company and NL Ventures IV New Hope, L.P. dated May 27, 2004 (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.43	Form of Third Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated February 23, 2004 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.44	Form of Fourth Amendment to Office/Warehouse Lease between Cambridge Apartments, Inc. and the Company dated June 2004 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.45	Amendment No. 2 to Lease Agreement between Airport One Limited Partnership and the Company dated March 21, 2004 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.46	Addendum to Lease Agreement between Cambridge Apartments, Inc. and the Company dated May 27, 2004 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.47	Form of BCI Eclipse Lease Agreement effective October 1, 1999 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.48	First Amendment to BCI Eclipse Lease Agreement made as of January 5, 2000 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

10.49	Amended and Restated Credit Agreement dated June 18, 2004 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.50	Amendment No. 1 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated August 25, 2004 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.51	Amendment No. 2 and Limited Waiver with Respect to Amended and Restated Credit Agreement dated October 18, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

10.52	Lease dated October 8, 2004, between Encore Software, Inc. and Kilroy Realty, L.P., with respect to an office facility in El Segundo, California (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (File No. 0-22982)).

Item
No.	Description
10.53	Form of License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.54	Form of License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Riverdeep Inc. and Encore Software, Inc. dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.55	Form of Addendum #1 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated as of April 13, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.56	Form of Addendum #2 to Licensing and Distribution agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q/A for the quarter ended September 30, 2004 (File No. 0-22982)).

10.57 *	Navarre Corporation 2004 Stock Plan (incorporated by reference to Exhibit D to the Company’s Proxy Statement filed July 27, 2004 (File No. 0-22982)).

10.58*	Form of 2004 Stock Plan Incentive Stock Option Agreement.

10.59*	Form of 2004 Stock Plan Non-Employee Director Stock Option Agreement.

10.62	FUNimation Partnership Interest Purchase Agreement, dated January 10, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.63	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.64*	Form of Gen Fukanaga Employment Agreement (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.66	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.1(d) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.67	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1(e) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.68	Form of Release (incorporated by reference to Exhibit 10.1(f) to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.69	Limited Waiver and Third Amendment to Amended and Restated Credit Agreement, filed January 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 14, 2005 (File No. 0-22982)).

10.70	Amendment No. 3 to Lease Agreement between Airport One Limited Partnership and the Company dated November 23, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.71	Form of Addendum #3 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated November 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.72	Amendment No. 1 to Lease Agreement between Encore Software, Inc. and Kilroy Realty, L.P. dated December 29, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 0-22982)).

10.73	Limited Waiver With Respect To Amended and Restated Credit Agreement dated March 15, 2005 (incorporated by

Item
No.	Description
reference to Exhibit 10.1 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.74	Stock Purchase Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.75	Registration Rights Agreement between the Company and Michael Bell dated March 14, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 17, 2005 (File No. 0-22982)).

10.76	Amendment to Stock Purchase Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.77	Amendment to Registration Rights Agreement between the Company and Michael Bell dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.78	Limited Waiver with Respect to Amended and Restated General Electric Capital Corporation Credit Agreement dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.79	Pledge Agreement between the Company and General Electric Capital Corporation related to Encore shares dated March 31, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 14, 2005 (File No. 0-22982)).

10.80	Amendment No. 1 to Partnership Interest Purchase Agreement dated May 11, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.81	Second Amended and Restated Credit Agreement dated as of May 11, 2005 between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 17, 2005 (File No. 0-22982)).

10.82	Form of Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated June 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.83	Form of Limited Waiver to General Electric Capital Corporation Second Amended and Restated Credit Agreement dated June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 3, 2005 (File No. 0-22982)).

10.84	Office Lease dated August 1, 2004 between Cocanaugher Asset #1, Ltd. and FUNimation Productions, Ltd.

10.85	Letter dated June 14, 2005 regarding Company’s policy to use straight-line method of depreciation from Grant Thornton LLP.

10.86	Form of Addendum #6 to Licensing and Distribution Agreements (2004-2005 and 2005-2007) between Riverdeep, Inc. and Encore Software, Inc. dated October 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005 (File No. 000-22982)).

10.87	First Amendment and Limited Waiver to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated October 14, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed October 14, 2005 (File No. 000-22982)).

10.88	Limited Waiver with Respect to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated November 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 18, 2005 (File No. 000-22982)).

10.89*	Executive Severance Agreement between the Company and J. Reid Porter dated December 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 12, 2005 (File No. 000-22982)).

10.90	Amendment No. 4. to Standard Commercial Lease between Airport One Limited Partnership and the Company dated

Item
No.	Description
February 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (File No. 000-22982)).

10.91	Memorandum of Understanding between the Company and the FUNimation sellers dated February 7, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 7, 2006 (File No. 000-22982)).

10.92	Limited Waiver and Second Amendment with Respect to Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated February 7, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed February 7, 2006 (File No. 000-22982)).

10.93*	Navarre Corporation Amended and Restated 2004 Stock Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed February 22, 2006 (File No. 000-22982)).

10.94*	Form of Lock-Up Agreement regarding the Navarre Corporation Stock Option Acceleration effective March 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 20, 2006 (File No. 000-22982)).

10.95	Form of Securities Purchase Agreement between the Company and various purchasers dated March 21, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

10.96	Form of Registration Rights Agreement between the Company and various purchasers dated March 21, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed April 13, 2006 (File No. 000-22982)).

10.97	Third Amendment to the Third Amended and Restated Credit Agreement with Lenders and General Electric Capital Corporation dated March 21, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 21, 2006 (File No. 000-22982)).

10.98	Addendum #7 to Licensing and Distribution Agreements (2004-2005) and (2005-2007) (incorporated by reference to Exhibit 10.98 to the Company’s Form 10-K for the year ended March 31, 2006 (File No. 0-22982)).

10.99*	Fiscal Year 2007 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.100*	Form of Navarre Corporation 2004 Stock Plan Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.101*	Form of Navarre Corporation 2004 Stock Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.102*	Form of Navarre Corporation 2004 Stock Plan TSR Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.103*	Form of Navarre Corporation 2004 Stock Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 1, 2006 (File No. 000-22982)).

10.104*	Employment Agreement by and between the Company and Cary L. Deacon (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K/A dated June 21, 2006 (File No. 0-22982)).

10.105*	Amendment to Employment Agreement between BCI Eclipse Company, LLC and Edward Goetz (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated August 14, 2006 (File No. 0-22982)).

10.106	Form of Limited Waiver with Respect to Third Amended and Restated Credit Agreement by and among the Company, General Electric Capital Corporation and the Lenders thereto, dated November 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-22982)).

10.107*	Amended and Restated Employment Agreement dated December 28, 2006, by and between the Company and Cary L. Deacon (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 28, 2006 (File No. 0-22982)).

Item
No.	Description
10.108*	Amendment to Employment Agreement dated December 28, 2006, by and between the Company and Eric H. Paulson (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated December 28, 2006 (File No. 0-22982)).

10.109*	Amendment, dated January 29, 2007, to Amended and Restated Employment Agreement, dated December 28, 2006, by and between the Company and Cary L. Deacon (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 25, 2007 (File No. 0-22982)).

10.110	Letter Agreement regarding Goetz employment agreement termination dated February 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 5, 2007 (File No. 0-22982)).

10.111	Form of Fourth Amended and Restated Credit Agreement by and among the Company and General Electric Capital Corporation dated March 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 22, 2007 (File No. 0-22982)).

10.112	Form of Credit Agreement by and among the Company and Monroe Capital Advisors, LLC dated March 22, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 22, 2007 (File No. 0-22982)).

10.113*	Amendment to Employment Agreement dated March 30, 2007, by and between the Company and Eric H. Paulson (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated March 30, 2007 (File No. 0-22982)).

10.114	Form of Sale and Purchase Agreement dated May 11, 2007, by and among the Company, Navarre Entertainment Media, Inc., and Koch Entertainment LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 11, 2007 (File No. 0-22982)).

10.115	Form of First Amendment and Limited Waiver with Respect to Fourth Amended and Restated Credit Agreement by and among the Company and General Electric Capital Corporation dated May 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 31, 2007 (File No. 0-22982)).

10.116	Limited Waiver to Credit Agreement by and among the Company and Monroe Capital Advisors, LLC dated May 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 31, 2007 (File No. 0-22982)).

10.117 ✓	Office lease dated May 29, 2007 between FMBP Industrial I LP and FUNimation Productions, Ltd.

14.1	The Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K for the year ended March 31, 2004 (File No. 0-22982)).

21.1 ✓	Subsidiaries of the Registrant.

23.1 ✓	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

24.1 ✓	Power of Attorney, contained on signature page

31.1 ✓	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2 ✓	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1 ✓	Certifications of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2 ✓	Certifications of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Indicates management contract or compensatory plan or agreement.

✓	filed herewith

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 14, 2007	By	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Cary L. Deacon and J. Reid Porter, or either of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date
/s/ Cary L. Deacon	President and Chief Executive Officer (principal executive officer)	June 14, 2007
Cary L. Deacon

/s/ J. Reid Porter	Chief Financial Officer (principal financial and accounting officer)	June 14, 2007
J. Reid Porter

/s/ Charles E. Cheney	Director	June 14, 2007
Charles E. Cheney

/s/ Keith A. Benson	Director	June 14, 2007
Keith A. Benson

/s/ Timothy R. Gentz	Director	June 14, 2007
Timothy R. Gentz

/s/ James G. Sippl	Director	June 14, 2007
James G. Sippl

/s/ Michael L. Snow	Director	June 14, 2007
Michael L. Snow

/s/ Tom Weyl	Director	June 14, 2007
Tom Weyl

/s/ Deborah L. Hopp	Director	June 14, 2007
Deborah L. Hopp

/s/ Richard Gary St. Marie	Director	June 14, 2007
Richard Gary St. Marie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited the accompanying consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of Navarre Corporation and subsidiaries is presented for purposes of complying with the rules of the Securities and Exchange Commission and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2007 expressed unqualified opinions on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and unqualified opinions on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Navarre Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007 and 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.
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
     In our opinion, management’s assessment that Navarre Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 12, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2007

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$966	$14,296
Note receivable, related parties	—	200
Accounts receivable, less allowance for doubtful accounts, vendor advances and sales returns of $19,708 and $19,345, respectively	85,784	87,653
Inventories	40,227	43,624
Prepaid expenses and other current assets	13,820	11,273
Income taxes receivable	828	4,408
Deferred tax assets — current	9,519	8,830

Total current assets	151,144	170,284
Property and equipment, net of accumulated depreciation of $10,786 and $8,349, respectively	14,042	10,298
Other assets:
Goodwill	81,697	81,202
Intangible assets, net of amortization of $16,115 and $8,258, respectively	14,540	20,863
License fees, net of amortization of $12,688 and $5,334, respectively	15,609	13,347
Interest rate swap	—	37
Other assets	11,193	13,583

Total assets	$288,225	$309,614

Liabilities and shareholders’ equity
Current liabilities:
Note payable — line of credit	$38,956	$—
Note payable — short term	150	5,000
Capital lease obligation — short term	102	115
Accounts payable	99,220	97,923
Warrant liability	—	2,236
Accrued expenses	14,251	16,646

Total current liabilities	152,679	121,920
Long—term liabilities
Note payable — long-term	14,850	75,130
Capital lease obligation — long-term	120	222
Deferred compensation	6,358	5,272
Deferred tax liabilities — non-current	7	770
Other long—term liabilities	760	760

Total liabilities	174,774	204,074
Commitments and contingencies (Note 21)
Temporary-equity — Unregistered common stock, no par value; 5,699,998 issued and outstanding (Note 18)	—	16,634
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 36,038,295 and 29,911,097, respectively	158,801	138,292
Accumulated other comprehensive income	—	23
Accumulated deficit	(45,350)	(49,409)

Total shareholders’ equity	113,451	88,906

Total liabilities and shareholders’ equity	$288,225	$309,614

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2007	2006	2005
Net sales	$698,371	$686,126	$596,615
Cost of sales (exclusive of depreciation and amortization)	581,669	579,033	505,263

Gross profit	116,702	107,093	91,352
Operating expenses:
Selling and marketing	29,030	29,320	21,483
Distribution and warehousing	12,098	11,656	10,023
General and administrative	43,658	42,063	46,190
Bad debt expense	3,655	12,111	423
Depreciation and amortization	10,958	9,259	3,522

Total operating expenses	99,399	104,409	81,641

Income from operations	17,303	2,684	9,711
Other income (expense):
Interest expense	(10,220)	(11,217)	(783)
Interest income	355	777	473
Deconsolidation of variable interest entity	—	1,896	—
Warrant expense	(251)	(342)	—
Derivative gain	—	623	—
Other income (expense), net	(243)	390	(241)

Net income (loss) before income tax	6,944	(5,189)	9,160
Income tax benefit (expense)	(2,885)	2,014	1,006

Net income (loss)	$4,059	$(3,175)	$10,166

Earnings (loss) per common share:
Basic	$.11	$(.11)	$.38

Diluted	$.11	$(.11)	$.35

Weighted average shares outstanding:
Basic	35,786	29,898	26,830
Diluted	36,228	29,898	28,782
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other	Total	Temporary Equity —Unregistered
	Common Stock		Accumulated	Comprehensive	Shareholders’	Common Stock
	Shares	Amount	Deficit	Income (Loss)	Equity	Shares	Amount
Balance at March 31, 2004	25,817,965	$109,441	$(56,363)	$—	$53,078	—	$—
Shares issued upon exercise of stock options and warrants	1,778,115	8,238	—	—	8,238	—	—
Shares issued upon repurchase of Encore stock	300,000	2,400	—	—	2,400	—	—
Tax benefit from employee stock option plans	—	2,428	—	—	2,428	—	—
Stock—based compensation expense	—	269	—	—	269	—	—
Reclassification of stock—based compensation accrual	—	705	—	—	705	—	—
Net income	—	—	10,166	—	10,166	—	—

Balance at March 31, 2005	27,896,080	123,481	(46,197)	—	77,284	—	—
Shares issued upon exercise of stock options and warrants	187,531	455	—	—	455	—	—
Shares issued with acquisition of FUNimation	1,827,486	14,144	—	—	14,144	—	—
Shares issued with private placement, net of expenses $1,421	—	—	—	—	—	5,699,998	16,634
Other	—	(37)	(37)	—	(74)	—	—
Tax benefit from employee stock option plans	—	249	—	—	249	—	—
Net loss	—	—	(3,175)	—	(3,175)	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	23	23	—	—

Comprehensive loss	—	—	—	—	(3,152)	—	—

Balance at March 31, 2006	29,911,097	138,292	(49,409)	23	88,906	5,699,998	16,634
Shares issued upon exercise of stock options, restricted stock and warrants	427,200	466	—	—	466	—	—
Other	—	(131)	—	—	(131)	—	—
Reclassification of warrant accrual	—	2,487	—	—	2,487	—	—
Reclassification of temporary equity	5,699,998	16,634	—	—	16,634	(5,699,998)	(16,634)
Share based compensation	—	910	—	—	910	—	—
Tax benefit from employee stock option plans	—	143	—	—	143	—	—
Net income	—	—	4,059	—	4,059	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	(23)	(23)	—	—

Comprehensive income	—	—	—	—	4,036	—	—

Balance at March 31, 2007	36,038,295	$158,801	$(45,350)	$—	$113,451	—	$—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$4,059	$(3,175)	$10,166
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,068	9,384	3,673
Amortization and write-off of deferred financing costs	551	523	240
Write-off of deferred financing costs	2,426	239	—
Amortization of license fees	7,353	5,334	—
Amortization of production costs	2,278	1,875	—
Change in deferred revenue	(80)	(954)	—
Share-based compensation expense	910	—	269
Deferred compensation expense	1,086	288	2,838
Compensation expense incurred with repurchase of Encore stock	—	—	5,800
Write—off of notes receivable, related party	200	200	200
Impairment of capitalized software development costs	—	—	465
Tax benefit from employee stock option plans	143	249	2,428
Loss (gain) on disposal of property and equipment	(13)	37	82
Deferred income taxes	(1,439)	(2,266)	(4,771)
Change in fair market value of warrants	251	342	—
Gain on deconsolidation of variable interest entity	—	(1,896)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,725	8,483	(14,459)
Inventories	3,397	(2,671)	(10,702)
Prepaid expenses	(2,305)	(1,302)	(5,925)
Income taxes receivable	3,581	(4,408)	—
Other assets	1,855	143	(3,129)
Production costs	(3,918)	(3,044)	—
License fees	(9,615)	(11,263)	—
Accounts payable	1,297	(731)	4,441
Income taxes payable	—	(8)	(113)
Accrued expenses	(2,316)	(2,684)	5,992

Net cash provided by (used in) operating activities	22,494	(7,305)	(2,505)
Investing activities:
Acquisitions, net of cash acquired	—	(87,085)	—
Purchases of property and equipment	(7,053)	(2,899)	(9,375)
Proceeds from sale of property and equipment	57	—	—
Net proceeds from sale leaseback	—	—	6,401
Purchases of intangible assets	(1,534)	(644)	(608)
Payment of earn-out related to an acquisition	(350)	(350)	(88)
Deconsolidation of variable interest entity	—	(18)	—

Net cash used in investing activities	(8,880)	(90,996)	(3,670)
Financing activities:
Proceeds from note payable, line of credit	97,240	—	117,197
Payments on note payable, line of credit	(58,284)	—	(117,197)
Repayment of note payable	(80,130)	(59,870)	(651)
Proceeds of note payable	15,000	141,075	250
Debt acquisition costs	(990)	(3,071)	(527)
Repayments of capital lease obligations	(115)	(91)	(59)
Other	(131)	—	—
Proceeds from sale of common stock and warrants	—	18,528	—

	Fiscal Years ended March 31,
	2007	2006	2005

Proceeds from exercise of common stock options and warrants	466	455	8,238

Net cash provided by (used in) financing activities	(26,944)	97,026	7,251

Net increase (decrease) in cash	(13,330)	(1,275)	1,076
Cash at beginning of year	14,296	15,571	14,495

Cash at end of year	$966	$14,296	$15,571

Supplemental cash flow information:
Cash paid for:
Interest	$8,834	$9,328	$771
Income taxes	601	4,421	1,449
Supplemental schedule of non—cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$—	$1,656	$—
Reclassification of stock compensation accrual to shareholders’ equity	—	—	705
Purchase price adjustments affecting: accounts receivable, prepaid expenses, goodwill and accounts payable	—	—	627
Purchase price adjustments affecting accounts receivable and goodwill	145	—	—
Capital lease obligations incurred for the purchase of computer equipment	—	107	380
Reclassification of deposits from property and equipment to prepaid expenses	164	—	—
Reclassification of prepaid rent to long-term rent	—	—	450
Reclassification of prepaid royalties to other assets	—	5,363	—
Reclassification of warrant accrual and temporary equity to common stock	19,121	—	—
Acquisition:
Fair value of assets acquired	$—	$114,484	$—
Less: Assumed liabilities	—	9,116	—
Fair value of stock issued	—	14,144	—
Cash acquired	—	4,139	—

Acquisition net of cash acquired	$—	$87,085	$—

Deconsolidation of variable interest entity:			—
Assets, including cash	$—	$642	$—
Less: Liabilities and shareholders’ equity	—	2,501	—

Net liabilities and shareholders’ equity	$—	$1,859	$—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Note 1 Business Description
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Historically, the business was divided into two business segments - Distribution and Publishing. Through the distribution and publishing business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. During fiscal 2006, the Company expanded its segments to include a segment which is titled “other” and includes the operations of a variable interest entity as further discussed below. The other segment was deconsolidated during the third quarter of fiscal 2006 as further discussed below. The Company’s broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. The Company’s customer base historically has included over 500 individual customers with over 19,000 locations, certain of which are international locations.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 31, 2007), and major music labels (through December 2005), and independent and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD video, and video games and accessories, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software, CD audio, and DVD video titles. The publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution business. The publishing business consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), and FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”). Encore, which was acquired in July 2002, licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. BCI, which was acquired in November 2003, is a provider of niche DVD and video products and in-house produced CDs and DVDs. FUNimation which was acquired in May of 2005, is a publisher and licensor of Japanese animation and entertainment video products for children and young adults.
     The other segment included the operations of Mix & Burn, Inc., (“Mix & Burn”), a separate corporation whose operations were consolidated with our financial results during the periods from December 31, 2003 to December 31, 2005 in accordance with the provisions of FIN 46(R). The variable interest entity was deconsolidated as of December 1, 2005 due to the Company’s determination that the Company is no longer the primary beneficiary as defined by FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.
Note 2 Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries or entities in which it has a controlling interest (collectively referred to herein as the “Company”). Mix & Burn, a variable interest entity, was deconsolidated in December 2005. Prior to March 2005, Encore was a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Fiscal Year
     References in these footnotes to fiscal 2007, 2006 and 2005 represent the twelve months ended March 31, 2007, March 31, 2006 and March 31, 2005.
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
Reclassifications
     Certain amounts included in the consolidated financial statements have been reclassified for the prior years to conform with the current year presentation.
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
Derivatives and Hedging
     The Company accounts for derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the consolidated statements of operations as (gain) loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in shareholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. The Company entered into interest rate derivative instruments for the purpose of economically hedging interest rate risk and not for speculative activity. The Company’s economic hedging activities included the use of swaps, in the case of interest rate derivatives. (See further discussion of Derivative Instruments in Note 15).
     In accordance with the interpretive guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company valued warrants issued in connection with the March 2006 private placement as a derivative liability. The Company made certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability included changes in the stock price, the computed volatility of the stock price and other assumptions. The change in value is reflected in the consolidated statements of operations as income or expense. For the year ended March 31, 2007 and 2006, the Company recognized expense of $251,000 and $342,000, respectively, related to the valuation of warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on the consolidated balance sheets as a short-term liability and was zero and $2.2 million at March 31, 2007 and 2006, respectively. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Research and Development — Mix & Burn
     Research and development costs for the other segment of approximately $347,000 and $765,000 were charged to expense for the periods ended March 31, 2006 and 2005, respectively.
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
Royalties Payable
     Royalties payable, under the American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films, represents management’s estimate of accrued and unpaid participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received. The Company expects to pay 100% of accrued royalties related to FUNimation in the amount of $2.6 million during the period ended March 31, 2008.
Advertising
     Advertising costs are expensed as incurred. Advertising expense was $3.8 million, $2.6 million and $428,000 for the periods ended March 31, 2007, 2006 and 2005, respectively.
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

Asset	Life in Years
Buildings	25
Furniture and fixtures	7
Office equipment	5
Computer equipment	3
Warehouse equipment	5
Leasehold improvements	5–10
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
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company has no goodwill associated with its distribution segment. The publishing segment has three reporting units that have goodwill - Encore, BCI and FUNimation. The Company determines fair value using widely accepted valuation techniques. These types of analyses require the Company to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies.
     In the fourth quarter of fiscal 2007 and 2006, the Company completed its annual impairment testing of goodwill related to the acquisitions of Encore, BCI and FUNimation and determined that there were no impairments.
Intangible Assets
     Intangible assets include masters acquired during the acquisition of BCI, masters acquired from independent parties, license relationships and trademarks related to the FUNimation acquisition, and other intangibles. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to seven and one half years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis.
Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $5,000 and $827,000 at March 31, 2007 and 2006, respectively. Amortization expense of $551,000, $523,000 and $240,000 for the periods ended March 31, 2007, 2006 and 2005, respectively, are included in interest expense in the accompanying consolidated statements of operations. During fiscal 2007 and 2006, the Company wrote-off $2.4 million and $239,000, respectively, in debt acquisition costs related to previous debt agreements, also included in interest expense.
Operating Leases
     The Company conducts substantially all operations in leased facilities. Leasehold allowances, rent holidays and escalating rent provisions are accounted for on a straight-line basis over the term of the lease.
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for each of the reporting periods, fiscal 2007, 2006 and 2005. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     FUNimation revenue is recognized upon meeting the recognition requirements of SOP 00-2. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Revenue received in advance of availability is deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.

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
Marketing Development Funds
     In accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified marketing development funds deducted from payment for purchases by customers as a reduction to revenues.
Accounts Receivable and Allowance for Doubtful Accounts
     Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company makes estimates of the uncollectibility of its accounts receivable, including advances and balances with independent labels. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for retail customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. In fiscal 2007 and 2006, the Company wrote-off $1.7 million and $12.2 million, respectively, in accounts receivable related to the bankruptcy of retail customers.
Classification of Shipping Costs
     Costs incurred in the publishing segment related to the shipment of product to its customers are classified in cost of sales. These costs were $2.0 million, $3.4 million and $3.0 million for the years ended March 31, 2007, 2006 and 2005, respectively.
     Costs incurred in the distribution segment related to the shipment of product to its customers are classified in selling expenses. These costs were $10.6 million, $11.2 million and $9.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and losses were $(413,000), $20,000 and $(151,000) for the years ended March 31, 2007, 2006 and 2005, respectively.
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
Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment. Statement 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes

APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.
     SFAS 123R also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules. Effective April 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Results of operations for prior annual periods have not been restated to reflect recognition of share-based compensation expense. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.
     Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB 25 to account for employee stock options. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan; however, compensation expense was recognized in connection with the issuance of restricted stock awards. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing share-based compensation and estimating forfeitures for unvested awards. See Note 19 to the consolidated financial statements for additional information on share-based compensation.
     On March 23, 2006, the Board of Directors and the Compensation Committee to the Board of Directors of Navarre approved the accelerated vesting of stock options with exercise prices of $4.50 or greater. As a result of the vesting acceleration, options to purchase 2.1 million shares of Navarre common stock became fully vested, which would have otherwise vested over the next three to five years. This acceleration had the effect of reducing future expense by approximately $9.7 million over the next three years. The Company’s decision to accelerate the vesting of these options was, in large part, to minimize future compensation expense associated with the accelerated options upon the Company’s adoption of SFAS 123R. The Company also placed restrictions on the directors and executive officers that are deemed a “Section 16 officer” for filing purposes. This restriction was to prevent the selling of any shares upon the exercise of accelerated options until the date on which the exercise would have been permitted under the stock option’s pre-accelerated vesting terms or, if earlier, the officer’s last day of employment with, or the director’s last day of service to the Company.
Earnings Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. The following table sets forth the computation of basic and diluted earnings (loss) per share:
(In thousands, except for per share data)

	Fiscal Years ended March 31,
	2007	2006	2005
Numerator:
Net (loss) income	$4,059	$(3,175)	$10,166

Denominator:
Denominator for basic earnings per share — weighted average shares	35,786	29,898	26,830
Dilutive securities: Employee stock options and warrants	442	—	1,952

Denominator for diluted earnings per share — weighted average shares	36,228	29,898	28,782

Basic earnings (loss) per share	$.11	$(.11)	$.38

Diluted earnings (loss) per share	$.11	$(.11)	$.35

     Approximately 2,645,202, 1,455,500 and 737,000 of the Company’s stock options and warrants were excluded from the calculation of diluted earnings (loss) per share in fiscal 2007, 2006 and 2005, respectively, because the exercise prices of the stock options and warrants were greater than the average price of the Company’s common stock and therefore their inclusion would have been antidilutive.
Capitalized Software Development Costs
     Software development costs incurred subsequent to the determination of the technological feasibility of software products are capitalized. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company recorded an impairment charge of $465,000 for the year ended March 31, 2005, related to product development costs. The Company recorded no impairment charges related to product development costs in the years ended March 31, 2007 and 2006 and had no unamortized software development costs as of March 31, 2007 and 2006.
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. FIN 48 is effective for the Company as of April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits. In accordance with FIN 48, the Company will report the difference between the net amount of assets and liabilities recognized in the statement of financial position prior to and after the application of FIN 48 as a cumulative effect adjustment to the April 1, 2007 balance of retained earnings. The adoption of FIN 48 is currently not expected to have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value, but are not intended to measure fair value. SFAS 157 is effective for financial statements used for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities. Specifically, it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company believes the implementation of this standard will not have a material impact on the consolidated financial position or results of operations.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption SAB 108 did not have a material effect on the consolidated financial position or results of operations.

Note 3 Acquisition
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
The final purchase price allocation is as follows (in thousands):

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
     (In thousands, except per share data)

	Years Ended
	March 31,
	2007	2006
Net income (loss)	$4,059	$(3,175)
Change in net unrealized gain (loss) on hedge derivatives, net of tax	(27)	646
Less realized net gain (loss) on hedge derivatives, net of tax	4	(623)

Comprehensive income (loss)	$4,036	$(3,152)

     The changes in other comprehensive income (loss) are primarily non-cash items.
Accumulated other comprehensive income (loss) balances, net of tax effects, were as follows (in thousands):

	March 31, 2007	March 31, 2006
Unrealized gain (loss) from:
Hedge derivatives	$—	$23

Accumulated other comprehensive income (loss)	$—	$23

Note 5 Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31, 2007	March 31, 2006
Trade receivables	$100,716	$102,722
Vendor advance receivables	3,211	2,623
Other receivables	1,566	1,653

	$105,493	$106,998
Less: allowance for doubtful accounts, vendor receivables and sales discounts	7,233	6,544
Less: allowance for sales returns, net margin impact	12,476	12,801

Total	$85,784	$87,653

Note 6 Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2007	March 31, 2006
Prepaid royalties	$12,313	$10,060
Other	1,507	1,213

Total	$13,820	$11,273

Note 7 Variable Interest Entity
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bulleting No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. FIN 46(R) clarifies how companies should identify a VIE, assess whether they have a variable interest in that entity, and determine the primary beneficiary from among the variable interest holders to conclude as to which entity should consolidate the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected residual losses, returns, or both, is the primary beneficiary and is required to consolidate the VIE’s financial results into its consolidated financial statements. FIN 46(R) also requires disclosure of certain information where the reporting company is the primary beneficiary or holds significant variable interests in a VIE but is not the primary beneficiary.
     The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003. During the quarter ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
     Mix & Burn’s financial results were consolidated with those of the Company for the period through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $424,000 and $352,000 for the years ended March 31, 2006 and 2005, respectively, which are included in the consolidated financial statements. Mix & Burn had net losses of $1.8 million and $2.2 million for the years ended March 31, 2006 and 2005, respectively. Mix & Burn is a development stage company that designs and markets digital music delivery services for music and other specialty retailers. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005. For the period ended March 31, 2006, the Company recognized $1.9 million of other income related to the deconsolidation of the variable interest entity, representing Mix & Burn’s losses that were consolidated in excess of the note payable to the Company.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of the reconsideration event noted above, the Company utilized the equity method to account for this investment, subsequent to the deconsolidation of the entity. As of March 31, 2007 and 2006 the Company owns a 7% interest in Mix & Burn and accounts for the investment under the cost method. At March 31, 2007 and 2006, this investment is recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn. At March 31, 2007 the Company has no guarantees or future commitments related to Mix & Burn.
Note 8 Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2007	March 31, 2006
Finished products	$30,749	$34,154
Consigned inventory	3,790	4,119
Raw materials	5,688	5,351

	$40,227	$43,624

     Consigned inventory represents inventory at customers where revenue recognition criteria have not been met.
Note 9 Goodwill and Intangible Assets
Goodwill
     As of March 31, 2007 and March 31, 2006, goodwill amounted to $81.7 million and $81.2 million, respectively. During fiscal 2007, purchase price adjustments related to the FUNimation acquisition of $145,000 resulted in additional goodwill. Also, during fiscal 2007 purchase price adjustments related to the annual earn-out payment of $350,000 were made relating to the BCI acquisition resulting in additional goodwill.
     The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Distribution	Publishing	Other	Consolidated
Balances as of March 31, 2006	$—	$81,202	$—	$81,202
Goodwill resulting from an acquisition	—	145	—	145
Earn—out related to an acquisition	—	350	—	350

Balances as of March 31, 2007	$—	$81,697	$—	$81,697

Intangible assets
     Other identifiable intangible assets, net of amortization, of $14.5 million and $20.9 million as of March 31, 2007 and March 31, 2006, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of March 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,939	$5,069	$3,870
License relationships	20,078	11,038	9,040
Domain name	70	8	62
Trademark (not amortized)	1,568	—	1,568

	$30,655	$16,115	$14,540

	As of March 31, 2006
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$7,475	$3,213	$4,262
License relationships	20,078	5,045	15,033
Trademark (not amortized)	1,568	—	1,568

	$29,121	$8,258	$20,863

     Aggregate amortization expense for the periods ended March 31, 2007, 2006 and 2005 were $7.9 million, $6.6 million and $1.6 million, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2008	$5,419
2009	4,417
2010	2,171
2011	425
2012	237
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $990,000 and $3.8 million at March 31, 2007 and March 31, 2006, respectively. Accumulated amortization amounted to approximately $5,000 and $827,000 at March 31, 2007 and March 31, 2006, respectively. The Company wrote off net debt issuance costs of $2.4 million and $239,000 during fiscal 2007 and 2006, respectively, associated with previous debt agreements. Amortization expense and the write-off are included in interest expense in the accompanying consolidated statements of operations.
Note 10 Production Costs
     Production costs consisted of the following and are included in “Other Assets” (in thousands):

	March 31,	March 31,
	2007	2006
Production costs	$9,572	$5,653
Less: accumulated amortization	4,155	1,877

	$5,417	$3,776

     The Company presently expects to amortize 72% of the March 31, 2007 unamortized production by March 31, 2010. Amortization of production costs for the periods ended March 31, 2007 and 2006 were $2.3 million and $1.9 million, respectively, and none for the period ended March 31, 2005. These amounts have been included in cost of sales in the accompanying consolidated statements of operations.

Note 11 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	March 31,
	2007	2006
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,111	1,052
Computer and office equipment	6,425	5,541
Warehouse equipment	9,103	7,062
Production equipment	520	257
Leasehold improvements	1,913	1,843
Construction in progress	4,133	1,269

Total	$24,828	$18,647
Less: accumulated depreciation and amortization	10,786	8,349

Net property and equipment	$14,042	$10,298

Note 12 License Fees
     License fees consisted of the following (in thousands):

	March 31,	March 31,
	2007	2006
License fees	$28,297	$18,681
Less: accumulated amortization	12,688	5,334

	$15,609	$13,347

     Amortization of license fees for the periods ended March 31, 2007 and 2006 were $7.4 million and $5.3 million, respectively, and none for the period ended March 31, 2005. These amounts have been included in royalty expense in cost of sales in the accompanying consolidated statements of operations.
Note 13 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	March 31,
	2007	2006
Compensation and benefits	$4,500	$3,067
Royalties	4,431	6,134
Rebates	2,091	1,354
Interest	160	1,751
Other	3,069	4,340

Total	$14,251	$16,646

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
     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 3) and was again amended and restated on June 1, 2005. The credit agreement provided a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million which expires on May 11, 2010. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million was available to the Company for its working capital and general corporate needs.
     The credit agreement was amended and restated in its entirety on March 22, 2007. The credit agreement currently provides for a senior secured three-year $95.0 million revolving credit facility and expires on March 22, 2010. The revolving facility is available to the Company for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the assets, as well as the capital stock of the Company’s subsidiary companies
     The Company entered into a term loan facility with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of the assets of the Company.
     In association with the credit agreements, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate and LIBOR rates plus .75% and 2.0%, respectively at March 31, 2007 and the index rate plus 2.25% at March 31, 2006, (9.0% and 7.3% at March 31, 2007, respectively, and 10.0% at March 31, 2006,) and is payable monthly. As of March 31, 2007 and March 31, 2006, the Company had $39.0 million and no balance, respectively, under the revolving working capital facilities. Interest under the Term Loan facility and the Term Loan B sub-facility was at the LIBOR rate plus 7.5% and the LIBOR rate plus 3.75% at March 31, 2007 and 2006, respectively, (12.8% and 8.3% as of March 31, 2007 and 2006, respectively). The balance under the Term Loan facility and the Term Loan B sub-facility were $15.0 million and $80.1 million at March 31, 2007 and 2006, respectively. The Term Loan C sub-facility was paid in full during fiscal 2006.
     Under both of the credit agreements the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facility as of March 31, 2007.
     Long-term debt consisted of the following (in thousands):

	March 31,	March 31,
	2007	2006
Note payable	$15,000	$80,130
Less: current portion	150	5,000

Total long—term debt	$14,850	$75,130

     As of March 31, 2007, annual debt maturities were as follows (in thousands):

2008	$150
2009	150
2010	150
2011 and thereafter	14,550

Total	$15,000

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at March 31, 2007. In the Company’s past experience, no claims have been made against these financial instruments.
Note 15 Derivative Instruments
     The Company used derivative instruments to assist in the management of exposure to interest rates. The Company used derivative instruments only to limit the underlying exposure to floating interest rates, and not for speculation purposes. The Company documented relationships between hedging instruments and the hedged items, as well as its risk—management objective and strategy for undertaking various hedge transactions. The Company assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of the hedged item.

     The Company entered into interest rate swap agreements to hedge the risk from floating rate long—term debt to fixed rate debt. These contracts were designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long—term assets or other long—term liabilities, as applicable. Once the forecasted transaction actually occurred, the related fair value of the derivative hedge contract was reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges was also recognized in earnings as incurred. On August 9, 2005, the Company entered into two interest—rate swap agreements with notional amounts of $98.8 million and $25.0 million. These interest rate swaps were terminated in February 2006 and January 2006, resulting in realized gains of $613,000 and $10,000, respectively, and was reported in other income (expense) in the consolidated statements of operations for the period ending March 31, 2006. As of March 31, 2006, total realized gain on these two interest rate swaps was $623,000. On March 6, 2006, the Company entered into an interest rate swap agreement with a notational amount of $53.0 million, which would have expired on May 11, 2007. At March 31, 2006, the fair value of the interest rate swap had increased from inception by $37,000 and is included in the other long—term assets. The unrecognized after—tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was $23,000 at March 31, 2006. This interest rate swap was terminated in March 2007, resulting in a realized gain of $4,000 and is reported in other income (expense) in the consolidated statements of operations for the period ended March 31, 2007. As of March 31, 2007, the Company does not have any interest rate swap agreements.
     See additional disclosure in Note 18.
Note 16 Income Taxes
     The income tax provision (benefit) is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2007	2006	2005
Current
Federal	$3,658	$241	$3,306
State	698	16	459
Deferred	(1,471)	(2,271)	(4,771)

Tax expense (benefit)	$2,885	$(2,014)	$(1,006)

     A reconciliation of income tax expense (benefit) to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2007	2006	2005
Expected federal income tax at statutory rate	$2,361	$(1,764)	$3,114
State income taxes, net of federal tax effect	470	(227)	293
Non—deductible compensation charge	—	—	1,972
Reversal of valuation allowance	—	—	(7,496)
Effect of variable interest entity	—	—	755
Write off of note to variable interest entity	—	(850)	—
Valuation allowance	—	875	—
Warrant expense	85	116	—
Equity compensation	100	—	—
Other	(131)	(164)	356

Tax expense (benefit)	$2,885	$(2,014)	$(1,006)

	Fiscal Years ended March 31,
	2007	2006	2005
Expected federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax effect	6.8	4.4	3.2
Non—deductible compensation charge	—	—	21.5
Reversal of valuation allowance	—	—	(81.8)
Effect of variable interest entity	—	—	8.2
Write off of note to variable interest entity	—	16.4	—
Valuation allowance	—	(16.9)	—

	Fiscal Years ended March 31,
	2007	2006	2005

Warrant expense	1.2	(2.2)	—
Equity compensation	1.4	—	—
Other	(1.9)	3.1	3.9

	41.5%	38.8%	(11.0)%

     Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2007 and 2006 are as follows (in thousands):

	Fiscal Years ended March 31,
	2007	2006
Net deferred tax asset (liability)—non—current
Incentive based deferred compensation	$2,420	$2,028
Stock based compensation	147	103
Book/tax intangibles amortization	(3,107)	(3,261)
Book/tax depreciation	(225)	(437)
Capital loss carryforwards	1,000	1,000
Other	18	49

Subtotal deferred tax asset (liability)—non—current	253	(518)
Valuation allowance	(260)	(252)

Total deferred tax asset (liability)—non—current	$(7)	$(770)

Net deferred tax asset (liability)—current
Collectibility reserves	$8,590	$7,718
Allowance for sales returns	468	473
Reserve for sales discounts	265	419
Accrued vacations	400	376
Inventory — uniform capitalization	257	309
Incentive based deferred compensation	59	111
Other	220	172

Subtotal deferred tax asset—current	$10,259	$9,578
Valuation allowance	(740)	(748)

Total deferred tax asset—current	9,519	8,830

Total deferred tax asset	$9,512	$8,060

     Total deferred tax assets, before valuation allowance, were $13.8 million and $12.8 million at March 31, 2007 and 2006, respectively. Total deferred tax liabilities were $3.3 million and $3.7 million at March 31, 2007 and 2006, respectively.
     At March 31, 2007, the Company had capital loss carryforwards of $2.5 million which expire in 2011.
     During the years ended March 31, 2007 and 2006, $143,000 and $300,000, respectively, was added to common stock in accordance with APB No. 25 reflecting the tax difference relating to employee stock option transactions.
     The Company’s net deferred income tax assets were completely reserved in fiscal 2003 because of its history of pre-tax losses. Reversals of these valuation reserves during fiscal 2005 and 2004 resulted in the recording of tax benefits associated with its utilization of net operating loss carryforwards due to the generation of taxable income. As of March 31, 2007, all net-operating losses have been utilized. The Company has booked a deferred tax asset for the capital loss carryforward related to the write off of an investment. The capital loss carryforward was fully reserved, as the Company has determined that it is unlikely that a capital gain will be generated to offset the capital loss carryforward. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, therefore no valuation allowance is required for other remaining deferred tax assets.
Note 17 Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
     Navarre did not repurchase any shares during the fiscal years ended March 31, 2007, March 31, 2006 or March 31, 2005.

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
Note 18 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. The per share price of $3.50 represented a discount of approximately 8.4% of the closing price of the Company’s common stock on the date the purchase was completed. The net proceeds were used to discharge the Company’s $25.0 million Term Loan C sub-facility debt to GE, incurred in connection with the FUNimation acquisition. The warrants issued to the 2006 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $5.00 per share. As of March 31, 2007 and 2006, 1,596,001 warrants were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to go effective on or before August 18, 2006 and to use its “best efforts” to maintain the effectiveness of the registration. The Company was subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company failed to cause the registration statement to become effective prior to August 18, 2006, or if, following its having been declared effective, it should cease to be effective prior to the expiration of a period of time as is set forth in the registration rights agreement between the Company and the PIPE purchasers. As the registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2006 and is currently effective, the Company has not been required to pay any liquidated damages.
     The warrants, which were issued together with the common stock, have a term of five years, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property (Minnesota corporate law provides the Company with an opportunity to exert control over such a transaction), or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right after the first anniversary date of the warrant to require exercise of the warrant if, among other things, the volume weighted average price of our common stock exceeds $8.50 per share for each of 30 consecutive trading days.
     Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE were reported as a liability and the value of the common stock was reported as temporary equity due to the requirement to net-cash settle the transaction. The reason for this treatment was because EITF 00-19 required the Company to use “best efforts” language in conjunction with the discussion regarding the effectiveness of the registration statement. Otherwise, it is assumed that the effectiveness of the registration statement is out of the Company’s control, thereby assuming net-cash settlement.
     On the Closing Date, the warrants had a fair value of approximately $1.9 million, which was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows: expected life of 5 years, estimated volatility of 66%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants were recorded through the consolidated statement of operations as other income (expense). For the year ended March 31, 2007 and 2006, the Company recognized expense of $251,000 and $342,000, respectively, associated with the fair value adjustment of the warrants and as of March 31, 2006 the warrants had a fair value of $2.2 million. There was no fair value adjustment in fiscal 2005. On the Closing Date and at March 31, 2006, the value of the common stock was recorded at $16.6 million in temporary equity on the consolidated balance sheets. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Note 19 Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). Eligible participants under the plans are key employees and directors. The Company accelerated the vesting of certain stock options, as noted in Note 2, during fiscal 2006.
     Effective April 1, 2006, the start of the first quarter of fiscal 2007, the Company began recording compensation expense associated with equity compensation awards over the vesting period based on their grant date fair value in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin 107. SFAS 123R supersedes APB 25 and SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). However, SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values at the date of grant.
     Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB 25 and related interpretations, and adopted the disclosure requirements of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transitional Disclosure. Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees and non-employee directors was measured as the excess of the quoted market price of common stock at the grant date over the exercise price the employee and non-employee directors must pay for the stock. The Company’s policy is to grant stock options with exercise prices equal to the market price of common stock on the date of grant and as a result no compensation expense was historically recognized for stock options.
     The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2007 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123-R”). An entity could take up to one year from the effective date of FSP 123-R to evaluate its available transition alternatives and make its one time election. The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee and non-employee directors share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee and non-employee directors share-based compensation awards that are outstanding upon adoption of SFAS 123R.

Equity Compensation Plans
     The Company currently grants stock options, restricted stock and restricted stock units under equity compensation plans.
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Option Plan (together, the “Plans”) to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 2.5 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Option Plan terminates in September 2014. There are 461,000 shares remaining for grant under the 2004 Stock Option Plan at March 31, 2007.
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

Stock Options
     Option activity for the Plans for the years ended March 31, 2007, 2006 and 2005 are summarized as follows (in thousands, except options and exercise price amounts):

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	March 31, 2007		March 31, 2006		March 31, 2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Options outstanding, beginning of period:	3,341,100	$7.17	2,787,800	$7.24	2,907,200	$3.41
Granted	842,000	$4.79	1,195,000	$6.64	917,500	$15.25
Exercised	(301,200)	$1.55	(277,500)	$3.76	(724,700)	$3.03
Canceled	(280,200)	$9.32	(364,200)	$8.50	(312,200)	$5.11

Options outstanding, end of period	3,601,700	$6.92	3,341,100	$7.17	2,787,800	$7.24

Options exercisable, end of period	2,634,933	$7.86	2,937,300	$7.93	741,900	$3.70

Shares available for future grant, end of period	461,000		1,441,054		771,854
     The following table summarizes information about the weighted average remaining contracted life (in years) and the weighted average exercise prices for stock options outstanding as of the year ended March 31, 2007:

	Options outstanding			Options exercisable
			Weighted		Weighted
			average		average
Range of	Number of	Remaining	exercise	Number of	exercise
exercise prices	options	life	price	options	price
$0.99 to $1.73	562,800	1.48 years	$1.61	452,900	$1.60
$2.00 to $4.71	497,900	7.87 years	$4.07	311,033	$4.24
$4.95 to $4.95	657,000	9.59 years	$4.95	—	$—
$5.25 to $6.09	574,500	4.86 years	$5.87	561,500	$5.88
$6.33 to $8.38	673,000	7.39 years	$7.72	673,000	$7.72
$9.60 to $17.39	629,500	3.56 years	$15.96	629,500	$15.96
$18.08 to $18.27	7,000	3.78 years	$18.21	7,000	$18.21

	3,601,700	5.86 years	$6.92	2,634,933	$7.86

     The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2007 was 5.9 years and 4.9 years, respectively.
     The total intrinsic value of stock options exercised during the year ended March 31, 2007 was $735,000. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.75 as of March 31, 2007, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding and exercisable at March 31, 2007 was $1.3 million and $1.0 million, respectively. The total number of in-the-money options exercisable as of March 31, 2007 was 499,100.
     As of March 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $2.0 million, which amount is expected to be recognized over the next 1.46 years on a weighted-average basis.
     During the years ended March 31, 2007, 2006 and 2005, the Company received cash from the exercise of stock options totaling $466,000, $455,000 and $8.2 million, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the year ended March 31, 2007.
     The Company granted 100,000 and 250,000 options, respectively, to two current key employees. The option to purchase 100,000 shares was later amended to 80,000 shares. The options were deemed commensurate with their level of responsibility. The options vested depending on attaining certain performance-based criteria. The performance-based options were subject to fixed accounting and were recognized when the criteria were met for vesting or due to the passage of time. Certain criteria were met and all of the options vested in fiscal 2005, therefore, the Company recorded stock-based compensation expense of $269,000 for the year ended March 31, 2005. At March 31, 2007 no options remained outstanding related to these two option grants.
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
     A summary of the Company’s restricted stock activity for the year ended March 31, 2007 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, March 31, 2006:	—	—	—
Granted	151,000	$4.60	1.59
Vested	(6,000)	$4.29	—
Forfeited	(25,000)	$4.29	—

Unvested, March 31, 2007	120,000	$4.68	1.59

     There were no restricted stock awards issued or outstanding during the years ended March 31, 2006 or 2005.
     The total fair value of shares vested during the year ended March 31, 2007 was approximately $26,000. The weighted average fair value of restricted stock units granted for the year ended March 31, 2007 was $4.66.
     As of March 31, 2007, total compensation cost related to non-vested restricted stock awards not yet recognized was $269,000 which is expected to be recognized over the next 1.59 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to stock options during the year ended March 31, 2007.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for the year ended March 31, 2007 was $113,000, based upon the number of units granted.
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

Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the year ended March 31, 2007 was calculated using the following assumptions:

Fiscal Year
Ended
March 31,
2007
Expected life (in years)	5.0
Expected volatility	69%
Risk-free interest rate	4.61%
Expected dividend yield	0.0%
Weighted-average fair value of grants	$2.91
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the year ended March 31, 2007 was $910,000, and was included in general and administrative expenses in the consolidated statements of operations. No amount of share-based compensation was capitalized. The impact of applying SFAS 123R is as follows (in thousands, except per share data):

Year
Ended
March 31,
2007
General and administrative expenses	$(910)

Share-based compensation expense before income taxes	(910)
Tax benefit	378

Share-based compensation after income taxes	(532)

Effect on earnings (loss) per share:
Basic	$(.01)

Diluted	$(.01)

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007
     The following table details the effect on net loss and loss per share had share-based compensation expense been recorded for the years ended March 31, 2006 and 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income (loss) and earnings (loss) per share for the year ended March 31, 2007 is the same, since share-based compensation expense was calculated under the provisions of SFAS 123R.

(In thousands, except per share data)

	Fiscal year	Fiscal year
	ended	ended
	March 31,	March 31,
	2006	2005
Net income (loss), as reported	$(3,175)	$10,166
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related taxes	(7,848)	(936)

Pro forma net income (loss)	$(11,023)	$9,230

Basic earnings (loss) per share:
As reported	$(.11)	$.38

Pro forma	$(.37)	$.34

Diluted earnings (loss) per share:
As reported	$(.11)	$.35

Pro forma	$(.37)	$.32

     The fair value of options granted in the years ended March 31, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal year	Fiscal year
	ended	ended
	March 31,	March 31,
	2006	2005
Expected life (in years)	5.0	5.0
Expected volatility	67%	71%
Risk-free interest rate	4.2%	3.6%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of grants	$3.93	$9.19
Note 20 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan (the plan) for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 100% of employee’s contributions up to 2% of their base pay, annually. The Company’s contributions charged to expense were $445,000, $515,000 and $199,000 for the years ended March 31, 2007, 2006, and 2005, respectively. The Company’s matching contributions vest over three years.
Note 21 Commitments and Contingencies
Leases
     The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $3.2 million, $2.9 million, and $2.7 million for the years ended March 31, 2007, 2006, and 2005, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2007 (in thousands):

2008	$3,599
2009	3,795
2010	3,320
2011	2,562
2012	2,537
Thereafter	15,239

$31,052

Litigation
     In the normal course of business, the Company is involved in a number of litigation/arbitration matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. These matters generally include, among other things, collection matters with regard to products distributed by the Company and accounts receivable owed to the Company. Additionally, the Company is involved in an informal inquiry by the U.S. Securities and Exchange Commission and has responded fully to all requests for information. The Company currently believes that the resolution of any of these pending matters will not have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters not described below could be material to the Company’s consolidated results of operations. Because of the status of these proceedings as well as the contingencies and uncertainties associated with litigation, it is difficult, if not impossible, to predict the exposure to the Company, if any, in connection with these matters.
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
     On August 10, 2005, Sybersound filed a dismissal without prejudice of the case, and filed and served a new Complaint in the United States District Court for the Central District of California on August 11, 2005. In the new Complaint, Sybersound made similar allegations, but also alleged that BCI was infringing on certain copyrights.
     On November 7, 2005, the Court issued its order granting BCI’s motion to dismiss as well as other of the defendants’ motions to dismiss, but without prejudice to Sybersound’s right to attempt to save its claims by amending the Complaint. Sybersound served and filed an Amended Complaint on November 21, 2005 which added various individual defendants, including Edward Goetz, BCI’s former president. In addition, Sybersound added claims under the Racketeer Influenced and Corrupt Organization’s Act. On December 22, 2005, BCI served and filed its motion to dismiss Sybersound’s Amended Complaint.
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
     Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.
     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the California action described above. However, in addition to BCI, Sybersound has also named Navarre Corporation in this case.
     Sybersound claims that the alleged misconduct constitutes tortious interference with economic interests, and seeks damages of not less than $5,745,000, plus punitive damages in the amount of $800,000, plus injunctive relief against certain of the defendants other than Navarre and BCI.
     Navarre and BCI have responded to the complaint, denied liability and damages and asserted a counterclaim against Sybersound and its principal, Jan Stevens. In the counterclaim, BCI and Navarre seek injunctive relief enjoining Sybersound and Stevens from making false statements regarding BCI and Navarre, declaratory relief that Sybersound and Stevens have made false statements, and money damages for the false statements. BCI and Navarre allege that Sybersound and Stevens are liable to Navarre and BCI under the Competition Act, Trade-marks Act and common law for certain false statements made and published by Sybersound and Stevens, and are seeking all damages available.

     Securities Litigation Lawsuits
     Several purported class action lawsuits were commenced in 2005 by various plaintiffs against Navarre Corporation and certain of its current and former officers and directors in the United States District Court for the State of Minnesota. Plaintiffs cite to alleged violations of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act.
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
     Shareholder Derivative Lawsuits
     Several potential class plaintiffs commenced shareholder derivative lawsuits on behalf of all of Navarre’s shareholders, alleging claims against certain of Navarre’s current and former officers and directors. The complaints alleged that Navarre’s shareholders were treated unfairly based upon the same factual allegations contained in the securities litigation lawsuit set forth above. These actions were brought in the U.S. District Court for Minnesota, and are identified as follows:
Shannon Binns v. Charles Cheney, et al.
(Civ. No. 05-1191 (RHK/JSM))
Karel Filip v. Charles Cheney, et al.
(Civ. No. 05-01216 (DSD/SRN))
Jeffrey Evans v. Charles Cheney, et al.
(Civ. No. 05-01216 (JMR/FLN))
Joan Brewster v. Charles Cheney, et al.
(Civ. No. 05-2044 (JRT/FLN))

William Block v. Charles Cheney, et al.
(Civ. No. 05-2067 (DSD/SRN))
     On July 26, 2005, the Navarre’s Board of Directors appointed a special litigation committee pursuant to Minn. Stat. §302A.241 to consider whether it was in the best interests of the Company to pursue the shareholder derivative claims. The special litigation committee retained experts, conducted interviews with the named Defendants and others, and also contacted Plaintiffs’ counsel for, and obtained, their input.
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
     On April 21, 2006 Plaintiffs Binns and Filip and Defendants entered into a stipulation of dismissal without prejudice of those two actions. This voluntary dismissal provides Plaintiffs Binns and Filip with the opportunity to refile their actions in the future if circumstances warrant, and Defendants reserved all rights to oppose and defend against any such future actions. By Order dated May 16, 2006 the Court dismissed those actions.
     A hearing on Defendants’ motion to dismiss the remaining suits brought by Plaintiffs Evans, Brewster and Block was held on May 22, 2007. On May 24, 2007 the Court issued its Memorandum and Order granting Defendants’ motion to dismiss these suits with prejudice.
Note 22 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2007 and 2006, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2007	March 31, 2006
Computer and office equipment	$487	$487
Less: accumulated depreciation and amortization	296	166

Net property and equipment	$191	$321

     Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2008	$132
2009	77
2010	60
2011	8

Total minimum lease payments	$277
Less: amounts representing interest at rates ranging from 9.6% to 31.6%	55

Present value of minimum capital lease payments	$222
Less: current installments	102

Obligations under capital lease, less current installments	$120

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
Note 24 License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $6.4 million, $8.2 million, and $9.1 million for the years ended March 31, 2007, 2006 and 2005, respectively, and are reflected in cost of sales in the consolidated statements of operations. As of March 31, 2007 and March 31, 2006, $2.8 million and $2.8 million in target payments are reflected in prepaid assets in the consolidated balance sheets. The target payments are non-refundable, but are offset by royalties incurred in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.
Note 25 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement, the Company will pay approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company will be required to pay this amount over a period of three years subsequent to March 31, 2007. The Company has expensed $1.1 million, $288,000 and $288,000 for this obligation during each of the years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007 and 2006, $2.4 million and $1.3 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. As of March 31, 2005 all of the targets had been met and the remaining $2.5 million was expensed in the consolidated financial statements. At both March 31, 2007 and 2006, $4.0 million had been accrued in the consolidated financial statements.
     The former CEO’s employment agreement also included a loan to the executive for a maximum of $1.0 million, of which zero and $200,000 were outstanding at March 31, 2007 and 2006, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest was forgiven by the Company on each of March 31, 2007 and 2006. During each of fiscal 2007, 2006 and 2005, the Company forgave $200,000 of principal and interest. The outstanding note amount bore an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”)in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
     The Company entered into a separation agreement with another former Chief Financial Officer in fiscal year 2006. The agreement obligated the Company to pay severance amounts equal to the multiple of defined compensation and benefits. The Company was also required to pay approximately $299,000 over a period of one year beginning July 2005. The Company expensed $299,000 in its consolidated financial statements for the period ended March 31, 2006.
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
Former Chief Executive Officer Investment in Mix & Burn
     The Company’s former Chief Executive Officer made an investment in Mix & Burn in the form of a convertible note. This note is convertible to common stock in Mix & Burn and accrues interest at an annual rate of twelve percent. This investment was made only after the Company determined that it would not make loans to or investments in Mix & Burn in excess of $2.5 million, an amount that had been reached prior to the former Chief Executive Officers investment.
Note 26 Major Customers
     The Company has two major customers who accounted for 34% of net sales for fiscal 2007, of which each customer accounts for over 10% of net sales. These customers accounted for 30% of net sales for fiscal 2006 and 39% of net sales in fiscal 2005.
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
     Navarre operates three business segments: Distribution, Publishing and Other (through December 2005).
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 31, 2007), major music labels (through December 2005), and independent and major motion picture studios. These vendors provide the Company with PC software, CD audio, DVD video, and video games and accessories, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software, CD audio and DVD video titles, and other related merchandising and broadcasting rights. The publishing segment packages, brands, markets and sells directly to retailers, third party distributors, and the Company’s distribution segment.
     The other segment was included from December 31, 2003 to December 31, 2005 and included the operations of Mix & Burn, a separate corporation that is included in the Company’s consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.

     The following table provides information by business segment for the years ended March 31, 2007, 2006 and 2005 (in thousands):

Fiscal Year 2007	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$641,462	$126,651	$—	$(69,742)	$698,371
Income (loss) from operations	7,212	10,091	—	—	17,303
Net income (loss) before income taxes	(3,574)	10,518	—	—	6,944
Depreciation and amortization expense	2,616	8,342	—	—	10,958
Capital expenditures	6,555	498	—	—	7,053
Total assets	235,623	155,742	—	(103,140)	288,225

Fiscal Year 2006	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$621,739	$127,612	$424	$(63,649)	$686,126
Income (loss) from operations	(8,588)	12,862	(1,590)	—	2,684
Net income (loss) before income taxes	(16,185)	12,755	(1,759)	—	(5,189)
Depreciation and amortization expense	2,242	7,017	—	—	9,259
Capital expenditures	2,477	303	119	—	2,899
Total assets	269,774	160,834	—	(120,994)	309,614

Fiscal Year 2005	Distribution	Publishing	Other	Eliminations	Consolidated
Net sales	$556,927	$95,777	$352	$(56,441)	$596,615
Income (loss) from operations	(2,172)	14,006	(2,123)	—	9,711
Net income (loss) before income taxes	(2,199)	13,579	(2,220)	—	9,160
Depreciation and amortization expense	1,827	1,695	—	—	3,522
Capital expenditures	8,214	1,078	83	—	9,375
Total assets	176,932	47,944	536	(29,520)	195,892
Note 28 Subsequent Events (Unaudited)
     On May 31, 2007, the Company sold the stock of the independent music distribution business. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company will reflect the sale in the first quarter of fiscal 2008 as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business. Total assets as of March 31, 2007 were approximately $21.6 million and primarily consisted of accounts receivable, inventory and prepaid royalties. Total liabilities as of March 31, 2007 were approximately $12.7 million and primarily related to accounts payable.
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
     The following table sets forth certain unaudited quarterly historical financial data for each of the four quarters in the periods ended March 31, 2007 and March 31, 2006 (in thousands, except per share amounts):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year 2007
Net sales	$146,339	$173,149	$210,248	$168,635
Gross profit	25,280	30,715	35,266	25,440
Net income (loss)	$634	$1,612	$4,051	$(2,237)

Net earnings (loss) per share:
Basic	$0.02	$0.05	$.11	$(0.06)

Diluted	$0.02	$0.04	$.11	$(0.06)

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year 2006
Net sales	$141,288	$158,130	$214,842	$171,866
Gross profit	24,831	28,439	28,227	25,596
Net income (loss)	$1,906	$(75)	$(6,068)	$1,062

Net earnings (loss) per share:
Basic	$0.07	$0.00	$(0.20)	$0.03

Diluted	$0.06	$0.00	$(0.20)	$0.03

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	Of Period	Expenses	(Deductions)	Period
Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for vendor receivables	$60	$1,435	$(722)	$773
Allowance for doubtful accounts	1,749	3,655	(4,210)	1,194
Allowance for sales returns	12,801	325	(650)	12,476
Allowance for MDF and sales discounts	4,736	20,533	(20,004)	5,265

Total	$19,346	$25,948	$(25,586)	$19,708

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for vendor receivables	$6,092	$8,912	$(14,944)	$60
Allowance for doubtful accounts	1,375	12,111	(11,737)	1,749
Allowance for sales returns	4,190	(207)	8,818 (1)	12,801
Allowance for MDF and sales discounts	2,158	24,537	(21,959)	4,736

Total	$13,815	$45,353	$(39,822)	$19,346

Year ended March 31, 2005:
Deducted from asset accounts:
Allowance for vendor receivables	$4,808	$4,287	$(3,003)	$6,092
Allowance for doubtful accounts	1,394	423	(442)	1,375
Allowance for sales returns	3,706	1,066	(582)	4,190
Allowance for MDF and sales discounts	1,251	22,277	(21,370)	2,158

Total	$11,159	$28,053	$(25,397)	$13,815

(1)	Additional reserves associated with the acquisition of FUNimation.