Form 10-Q
period 2007-06-30
NAVARRE CORP /MN/
filed 2007-08-10
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, No Par Value	Outstanding at August 6, 2007 36,180,404 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2007	March 31, 2007
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$2,026	$966
Marketable securities	1,367	—
Accounts receivable, less allowances of $17,022 and $18,284, respectively	70,271	70,609
Inventories	42,073	36,791
Prepaid expenses and other current assets	13,252	11,126
Income taxes receivable	—	828
Deferred tax assets — current	9,982	8,935
Assets of discontinued operations	10,211	21,889

Total current assets	149,182	151,144
Property and equipment, net of accumulated depreciation of $11,615 and $10,786, respectively	16,018	14,042
Other assets:
Marketable securities	2,667	—
Goodwill	81,697	81,697
Intangible assets, net of amortization of $16,957 and $15,588, respectively	13,162	14,197
License fees, net of amortization of $14,353 and $12,688, respectively	15,970	15,609
Assets of discontinued operations	—	343
Other assets	11,312	11,193

Total assets	$290,008	$288,225

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$43,003	$38,956
Note payable — short-term	150	150
Capital lease obligation — short-term	103	102
Accounts payable	89,263	87,145
Deferred compensation	2,241	—
Accrued expenses	13,057	13,578
Income taxes payable	593	—
Liabilities of discontinued operations	2,905	12,748

Total current liabilities	151,315	152,679
Long-term liabilities:
Note payable — long-term	12,707	14,850
Capital lease obligation — long-term	95	120
Deferred compensation	4,065	6,358
Deferred tax liabilities — non-current	1,723	7
Other long-term liabilities	760	760

Total liabilities	170,665	174,774
Commitments and contingencies (Note 21)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000 issued and outstanding shares — 36,107,943 and 36,038,295, respectively	159,249	158,801
Accumulated deficit	(39,906)	(45,350)

Total shareholders’ equity	119,343	113,451

Total liabilities and shareholders’ equity	$290,008	$288,225

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$137,022	$132,171
Cost of sales (exclusive of depreciation and amortization)	113,039	109,381

Gross profit	23,983	22,790
Operating expenses:
Selling and marketing	6,103	6,013
Distribution and warehousing	1,800	1,905
General and administrative	9,204	8,849
Bad debt expense	55	457
Depreciation and amortization	2,218	2,624

Total operating expenses	19,380	19,848

Income from operations	4,603	2,942
Other income (expense):
Interest expense	(1,674)	(1,920)
Interest income	68	119
Warrant expense	—	(424)
Other income (expense), net	223	82

Net income before income tax	3,220	799
Income tax expense	(1,314)	(323)

Net income from continuing operations	1,906	476
Discontinued operations, net of tax
Gain on sale of discontinued operations	4,647	—
Income (loss) from discontinued operations	(1,109)	158

Net income	$5,444	$634

Basic earnings per common share:
Continuing operations	$.05	$.01
Discontinued operations	$.10	$.01

Net income	$.15	$.02

Diluted earnings per common share:
Continuing operations	$.05	$.01
Discontinued operations	$.10	$.01

Net income	$.15	$.02

Weighted-average shares outstanding:
Basic	35,985	35,650
Diluted	36,276	36,176
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2007	2006
Operating activities:
Net income	$5,444	$634
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income (loss) from discontinued operations	1,109	(158)
Gain on sale of discontinued operations	(4,647)	—
Depreciation and amortization	2,227	2,649
Amortization and write-off of deferred financing costs	70	149
Amortization of license fees	1,665	1,368
Amortization of production costs	581	416
Change in deferred revenue	777	878
Share-based compensation expense	288	144
Change in fair market value of warrants	—	424
Deferred income taxes	669	(133)
Other	(32)	128
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	338	3,770
Inventories	(5,282)	(4,115)
Prepaid expenses	(2,126)	(4,579)
Income taxes receivable	827	568
Other assets	311	592
Production costs	(1,107)	(906)
License fees	(2,026)	(2,162)
Accounts payable	2,118	(3,136)
Income taxes payable	593	—
Accrued expenses	(1,297)	(4,095)

Net cash provided by (used in) operating activities	500	(7,564)
Investing activities:
Purchases of property and equipment	(2,805)	(467)
Purchases of intangible assets	(335)	(447)
Purchases of marketable securities	(4,000)	—
Payment of earn-out related to an acquisition	—	(280)

Net cash used in investing activities	(7,140)	(1,194)
Financing activities:
Repayment of note payable	(2,143)	(1,250)
Repayment of note payable – line of credit	(43,708)	—
Proceeds of note payable – line of credit	47,755	—
Repayments of capital lease obligations	(24)	(27)
Proceeds from exercise of common stock options and warrants	106	79
Other	(2)	—

Net cash provided by (used in) financing activities	1,984	(1,198)
Discontinued operations:
Net cash provided by (used in) operating activities	(784)	1,830
Proceeds from sale of discontinued operations	6,500	—

Net increase (decrease) in cash	1,060	(8,126)
Cash at beginning of period	966	14,296

Cash at end of period	$2,026	$6,170

Supplemental cash flow information:
Cash paid for:
Interest	$1,372	$1,806
Income taxes	3	—
Supplemental schedule of non-cash investing and financing activities:
Purchase price adjustments affecting: accounts receivable and goodwill	—	145
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. The business is divided into two business segments – publishing and distribution. Through these business segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The publishing business consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), and FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”).
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
     All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2008 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries or entities in which it has a controlling interest (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three months ended June 30, 2007 and 2006. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against sales returns, sales discounts percent against gross sales and specific reserves for marketing programs.
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
     FUNimation’s revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The adoption of SFAS 157 is effective for the Company beginning April 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning April 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and at this time cannot estimate the impact, if any, which SFAS 159 will have on its financial condition, results of operations and cash flows.
Note 2 — Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of Navarre Entertainment Media, Inc. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business as of May 31, 2007. The Company will continue to liquidate the remaining retained assets and liabilities during fiscal 2008.
     As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows:

	Three Months Ended
	June 30,
	2007	2006
Net sales	$5,070	$14,168
Net income (loss) from discontinued operations, before income tax	(1,865)	266
Income tax benefit (expense)	756	(108)

Net income (loss) from discontinued operations, net of tax	$(1,109)	$158

     No interest expense was allocated to the operating results of discontinued operations.

     The major classes of assets and liabilities of discontinued operations as of June 30, 2007 and March 31, 2007 were as follows:

	June 30,	March 31,
	2007	2007
Accounts receivable	$8,459	$15,175
Inventory	36	3,436
Prepaid expenses and other current assets	1,030	2,694
Deferred tax assets — current	686	584

Current assets of discontinued operations	10,211	21,889
Intangible assets, net of amortization	—	343

Total assets of discontinued operations	$10,211	$22,232

Accounts payable	2,018	12,075
Accrued expenses	887	673

Current liabilities of discontinued operations	$2,905	$12,748

Note 3 — Marketable Securities
     Marketable securities at June 30, 2007 consist of government agency bonds and a money market fund. The Company classifies these debt securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of June 30, 2007
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency bonds	$1,998	$—	$—
Money market fund	2,036	—	—

	$4,034	$—	$—

     There were no unrealized holding gains or losses or realized gains or losses for the period ended June 30, 2007.
     The marketable securities are held in a rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 22) for a former chief executive officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of June 30, 2007, $1.3 million and $2.7 were classified as current and non-current restricted marketable securities, respectively. Contractual maturities of available-for-sale debt securities at June 30, 2007 ranged between January 2008 to February 2009.
Note 4 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”), which provide for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2007.

     Effective April 1, 2006, the start of the first quarter of fiscal 2007, the Company began recording compensation expense associated with equity compensation awards over the vesting period based on their grant date fair value in accordance with Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin 107. SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. The Company’s policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.
     The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2007 included: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
Stock Options
     Option activity for the Plans for the three months ended June 30, 2007 is summarized as follows (in thousands, except options, contractual term, and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	2007	price	term	value
Options outstanding, beginning of period:	3,601,700	$6.92
Granted	80,000	$3.94
Exercised	(159,648)	$1.63
Canceled	(189,300)	$6.83

Options outstanding, end of period	3,332,752	$7.11	6.0	$983

Options exercisable, end of period	2,388,051	$8.17	5.0	$772

Shares available for future grant, end of period	427,000
     The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 were $379,000 and $91,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.90 as of June 30, 2007, which could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 and 2006 was 355,000 and 840,800 options, respectively.
     As of June 30, 2007 total compensation cost related to non-vested stock options not yet recognized was $1.9 million, that is expected to be recognized over the next 1.30 years on a weighted-average basis.
     During the quarter ended June 30, 2007 and 2006, the Company received cash from the exercise of stock options totaling $106,000 and $79,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2007 and 2006.
Restricted Stock
     Restricted stock granted to employees presently have a vesting period of three years and expense is recognized on a straight-line basis over the vesting period. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date which it is determined the performance criteria will be met. Restricted stock award vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.
     A summary of the Company’s restricted stock activity as of June 30, 2007 and of changes during the three months ended June 30, 2007 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	120,000	$4.68	1.59
Granted	—	$—	—
Vested	(50,000)	$4.29	—
Forfeited	—	$—	—

Unvested, end of period	70,000	$4.95	1.34

     The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $215,000 and zero, respectively. The weighted average fair value of restricted stock units granted for the three months ended June 30, 2007 and 2006 was zero and $4.29, respectively.
     As of June 30, 2007 total compensation cost related to non-vested restricted stock awards not yet recognized was $242,000, that is expected to be recognized over the next 1.34 years, on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricterd stock during the three month periods ended June 30, 2007 and 2006.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for each of the three months ended June 30, 2007 and 2006 was $28,000 based upon the number of units granted.
     The restricted stock units’ estimated fair value is calculated based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units will be settled by the issuance of Company common stock certificates in exchange for the restricted stock units.
Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2008 and the first quarter of fiscal 2007 were calculated using the following assumptions:

	Three Months Ended
	June 30, 2007	June 30, 2006
Expected life (in years)	5.0	5.0
Expected volatility	67%	70%
Risk-free interest rate	4.59%	4.88%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of grants	$2.35	$2.56
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
Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three months ended June 30, 2007 and 2006 was $288,000 and $144,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
Numerator:
Net income from continuing operations	$1,906	$476

Denominator:
Denominator for basic earnings per share—weighted-average shares	35,985	35,650
Equivalent shares from share-based compensation plans	291	526

Denominator for diluted earnings per share -adjusted weighted-average shares	36,276	36,176

Net earnings per share from continuing operations:
Basic	$.05	$.01

Diluted	$.05	$.01

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 3.0 million and 2.4 million shares for the three months ended June 30, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three months ended June 30, 2007 and 2006, respectively, would have been anti-dilutive. Approximately 1.6 million were excluded for the three month period ended June 30, 2007 and 2006, respectively, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 6 — Comprehensive Income
     Other comprehensive income pertained to net unrealized gains and losses on hedge derivatives used to hedge interest rates on bank debt that are not included in net income but rather are recorded directly in shareholders’ equity (see further discussion Note 17).
     (In thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Net income from continuing operations	$—	$476
Net unrealized gain on hedge derivatives, net of tax	—	110

Comprehensive income	$—	$586

     The changes in other comprehensive income are primarily non-cash items.
Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.

Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Trade receivables	$85,432	$86,903
Vendor receivables	709	447
Other receivables	1,152	1,543

	$87,293	$88,893
Less: allowance for doubtful accounts, vendor receivables and sales discounts	5,830	6,301
Less: allowance for sales returns, net margin impact	11,192	11,983

Total	$70,271	$70,609

Note 9 — Prepaid Expenses and Other Assets
     Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Prepaid royalties	$11,158	$9,621
Other	2,094	1,505

Total	$13,252	$11,126

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Finished products	$32,767	$27,313
Consigned inventory	3,678	3,790
Raw materials	5,628	5,688

Total	$42,073	$36,791

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
License fees	$30,323	$28,297
Less: accumulated amortization	14,353	12,688

	$15,970	$15,609

     Amortization of license fees for the three months ended June 30, 2007 and 2006 were $1.7 million and $1.4 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
     License fees represent advance payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“participation cost”) is retained by the Company until the share equals the license fees paid to the program supplier, and in some cases, recoupable production costs. Thereafter, any excess is paid to the program supplier.
     License fees are amortized as recouped by the Company, which equals participation costs earned by the program suppliers. Participation costs are accrued in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title, as defined by SOP 00-2. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when such estimate is made.
Note 12 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands):

	June 30,	March 31,
	2007	2007
Production costs	$10,679	$9,572
Less: accumulated amortization	4,736	4,155

	$5,943	$5,417

     Amortization of production costs for the three months ended June 30, 2007 and 2006 were $581,000 and $416,000, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,143	1,111
Computer and office equipment	6,738	6,425
Warehouse equipment	9,280	9,103
Production equipment	560	520
Leasehold improvements	1,925	1,913
Construction in progress	6,364	4,133

Total	$27,633	$24,828
Less: accumulated depreciation and amortization	11,615	10,786

Net property and equipment	$16,018	$14,042

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of June 30, 2007 and March 31, 2007, goodwill amounted to $81.7 million and $81.7 million, respectively. There were no changes to goodwill during fiscal 2008.

Intangible assets
     Other identifiable intangible assets, net of amortization, of $13.2 million and $14.2 million as of June 30, 2007 and March 31, 2007, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of June 30, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,403	$5,016	$3,387
License relationships	20,078	11,931	8,147
Domain name	70	10	60
Trademark (not amortized)	1,568	—	1,568

	$30,119	$16,957	$13,162

	As of March 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,069	$4,542	$3,527
License relationships	20,078	11,038	9,040
Domain name	70	8	62
Trademark (not amortized)	1,568	—	1,568

	$29,785	$15,588	$14,197

     Aggregate amortization expense for the three months ended June 30, 2007 and 2006 were $1.4 million and $1.9 million, respectively.
     Based on the intangibles in service as of June 30, 2007, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$3,936
2009	4,303
2010	2,057
2011	425
2012	237
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets.” Debt issuance costs totaled $992,000 at June 30, 2007 and $990,000 at March 31, 2007. Accumulated amortization amounted to approximately $75,000 and $5,000 at June 30, 2007 and March 31, 2007, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Compensation and benefits	$2,572	$4,112
Royalties	4,751	4,172
Rebates	2,023	2,091
Interest	392	160
Other	3,319	3,043

Total	$13,057	$13,578

Note 16 — Bank Financing and Debt
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation as administrative agent, agent and lender, and GECC Capital Markets Group, Inc. as Lead Arranger, for a $30.0 million revolving credit facility for use in connection with our working capital needs.

     The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was again amended and restated on June 1, 2005. The credit agreement provided a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million which would have matured on May 11, 2010. The entire $115.0 million of the Term Loan B sub-facility was drawn at May 11, 2005 and the entire $25.0 million of the Term Loan C sub-facility was drawn at June 1, 2005. The revolving sub-facility of up to $25.0 million was available to the Company for its working capital and general corporate needs.
     The credit agreement was amended and restated in its entirety on March 22, 2007. The credit agreement currently provides for a senior secured three-year $95.0 million revolving credit facility and expires on March 22, 2010. The revolving facility is available to the Company for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the assets, as well as the capital stock of the Company’s subsidiary companies.
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
     In association with the credit agreements, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate and LIBOR rates plus .75% and 2.0%, respectively at June 30, 2007 and March 31, 2007 (9.0% and 7.3% at June 30, 2007 and March 31, 2007, respectively) and is payable monthly. As of June 30, 2007 and March 31, 2007 the Company owed $43.0 million and $39.0 million, respectively, under the revolving working capital facility. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at June 30, 2007 and March 31, 2007 (12.8% as of June 30, 2007 and March 31, 2007). The amounts owed under the Term Loan facility were $12.9 million and $15.0 million at June 30, 2007 and March 31, 2007, respectively.
     Under both of the credit agreements, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA, and a maximum of indebtedness to EBITDA. The Company was in compliance or has obtained amendments for all the covenants related to the credit facility as of June 30, 2007.
     Long-term debt consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Note payable	$12,857	$15,000
Less: current portion	150	150

Total long—term debt	$12,707	$14,850

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at June 30, 2007. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Derivative Instruments
     The Company used derivative instruments to assist in the management of exposure to interest rate volatility. The Company used derivative instruments only to limit the underlying exposure to floating interest rates, and not for speculation purposes. The Company documented relationships between hedging instruments and the hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of the hedged item.
     The Company entered into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts were designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss), net of tax, and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurred, the related fair value of the derivative hedge contract was reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges was also recognized in earnings as incurred. On March

6, 2006, the Company entered into an interest rate swap agreement with a notational amount of $53.0 million which was terminated in March 2007. For the period ended June 30, 2006 no amounts were recorded in the Consolidated Statements of Operations as the hedge was effective. As of June 30, 2007 and March 31, 2007 no derivative instruments were outstanding. See additional disclosure in Note 18 regarding derivatives.
Note 18 — 2006 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. The per share price of $3.50 represented a discount of approximately 8.4% of the closing price of the Company’s common stock on the date the purchase was completed. The warrants issued to the 2006 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $5.00 per share. As of June 30, 2007 and March 31, 2007, 1,596,001 warrants were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable in the PIPE. The Company was also required to cause the registration statement to become effective on or before August 18, 2006 and to use its “best efforts” to maintain the effectiveness of the registration. The Company was subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company failed to cause the registration statement to become effective prior to August 18, 2006, or if, following its having been declared effective, it should cease to be effective prior to the expiration of a period of time as is set forth in the registration rights agreement between the Company and the PIPE purchasers. As the registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2006 and the registration statement remains effective, the Company has not been required to pay any liquidated damages.
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
     The fair value of the warrants was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows at June 30, 2006: expected life of 5 years, estimated volatility of 67%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, or the difference between the net proceeds and the fair value of the warrants and was recorded in temporary equity on the consolidated balance sheets. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants were recorded through the consolidated statement of operations as other income (expense). For the period ended June 30, 2006, the Company recognized expense of $424,000, associated with the fair value adjustment of the warrants. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.

Note 19 — Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective for the Company as of April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. An additional $8,000 of interest and $17,000 of liability was accrued in the first quarter of fiscal 2008 and is reflected in income tax expense in the Consolidated Statements of Operations. As of June 30, 2007, interest accrued was $34,000 and total UTB’s, net of deferred federal and state income tax benefits, was $352,000.
     The Company’s federal income tax returns for tax years ending in 2004 through 2007 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statues of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2003 through 2007. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2008.
     For the first quarter of fiscal 2008 and 2007, the Company recorded income tax expense from continuing operations of $1.3 million and $323,000, respectively. The effective income tax rate for the first quarter of fiscal 2008 was 40.8%, compared to 40.4% for the first quarter of fiscal 2007.
     For the first quarter of fiscal 2008 and 2007, the Company recorded income tax expense from discontinued operations of $731,000 and $108,000, respectively. The effective income tax rate for the first quarter of fiscal 2008 was 17.1%, compared to 40.4% for the first quarter of fiscal 2007. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The overall effective tax rate was 27.3% for the first quarter of fiscal 2008 compared to 40.4% for the same period last year.
     It has been determined, based on expectations of future taxable income, that a valuation reserve is not required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 20 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $1.5 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of June 30, 2007 and March 31, 2007, $2.8 million and $2.8 million, respectively, in target payments are reflected in prepaid assets in the Consolidated Balance Sheets. The target payments are non-refundable, but are offset by royalties earned in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 21 — Commitments and Contingencies
Litigation
     In the normal course of business, the Company is involved in a number of litigation/arbitration matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. Additionally, the Company is the subject of an informal inquiry by the U.S. Securities and Exchange Commission and it

has provided responsive information in connection with that inquiry. The Company does not currently believe that the resolution of any of these pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters not described below could be material to the Company’s consolidated results of operations. Because of the status of these proceedings as well as the contingencies and uncertainties associated with these types of contingencies, it is difficult, if not impossible, to predict the exposure to the Company, if any.
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
(Civ. No. 05-1151 (PAM/RLE))
Vivian Oh v. Navarre Corp., et al.
(Civ. No. 05-01211 (MJD/JGL))
Matthew Grabler v. Navarre Corp., et al.
(Civ. No. 05-1260 (DWF/JSM))
     By Memorandum Opinion and Order dated December 12, 2005, the Court appointed “The Pension Group,” comprised of the Operating Engineers Construction Industry and Miscellaneous Pension Funds and Ms. Grace W. Lai, as Lead Plaintiff, and appointed the Reinhardt, Wendorf & Blanchfield law firm as liaison counsel and the Lerach, Coughlin law firm as lead counsel. The Court also ordered that the cases be consolidated under the caption In re Navarre Corporation Securities Litigation, and further ordered that a Consolidated Amended Complaint be filed.
     On February 3, 2006, Plaintiffs filed a Consolidated Amended Complaint with the Court. This Consolidated Amended Complaint reiterates the allegations made in the individual complaints and extends these allegations to the Company’s restatements of its previously issued financial statements that were made in November 2005.
     A hearing on Defendants’ motion to dismiss was held on May 10, 2006 and by an order dated June 27, 2006, the Court granted Defendants’ motion to dismiss for failure to state a claim, without prejudice. The Court allowed Plaintiffs 30 days to file an amended complaint in an effort to cure the identified pleading deficiencies.
     On July 28, 2006 Plaintiffs filed their Second Consolidated Amended Complaint against Defendants. Defendants filed a motion to dismiss the renewed complaint on September 22, 2006, asserting, among other things, that Plaintiffs had not sufficiently cured the defects present in the original Consolidated Amended Complaint.
     By a Memorandum and Order dated December 21, 2006, the Court granted Defendants’ motion in part, denied it in part, and specifically removed Cary L. Deacon, Brian M.T. Burke and Charles Cheney as individual defendants. Defendants answered the Complaint on January 26, 2007 and typical disclosure requirements and discovery proceeded.
     The Company and Plaintiffs recently agreed in principle to settle this litigation. This settlement remains subject to the satisfaction of various conditions, including the negotiation and execution of a final stipulation of settlement and approval by the U.S. District Court for the District of Minnesota. However, the Company anticipates that it will not be required to contribute any funds to the settlement beyond the already exhausted retention under its insurance policy.
Note 22 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. The Company agreed to pay severance amounts equal to a multiple of defined compensation and benefits under certain circumstances. Upon retirement beginning April 1, 2007, the Company will pay, over three years, approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company expensed $72,000 for this obligation during the period ended June 30, 2006. At June 30, 2007 and March 31, 2007, $2.3 million and $2.4 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. At June 30, 2007 and March 31, 2007, $4.0 million had been accrued in the consolidated financial statements for this arrangement. Upon retirement beginning April 1, 2007, the Company will pay this amount, plus interest at 8%, over three years.
     The former CEO’s employment agreement also included a loan to the executive for a maximum of $1.0 million, of which no amounts were due at June 30, 2007 and March 31, 2007, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest was forgiven by the

Company annually through March 31, 2007. During the period ended June 30, 2006, the Company forgave $50,000 of principal and interest. The outstanding note amount bore an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
Employment Agreement – FUNimation
     In connection with the FUNimation acquisition, the Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd. (“the FUNimation CEO”). Among other items, the agreement provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006 through March 31, 2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million. No amounts have been expensed or paid under this agreement as the targets have not been achieved.
Note 23 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company has determined it has two reportable business segments: publishing and distribution.
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended June 30, 2007	Publishing	Distribution	Eliminations	Consolidated
Net sales	$29,624	$123,889	$(16,491)	$137,022
Income from continuing operations	3,030	1,573	—	4,603
Net income from continuing operations, before income tax	1,977	1,243	—	3,220
Total assets	$155,069	$235,398	$(100,459)	$290,008

Three months ended June 30, 2006	Publishing	Distribution	Eliminations	Consolidated
Net sales	$26,038	$118,583	$(12,450)	$132,171
Income from continuing operations	2,009	933	—	2,942
Net income from continuing operations, before income tax	2,068	(1,269)	—	799
Total assets	$162,668	$262,457	$(120,693)	$304,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     Consolidated net sales for the first quarter of fiscal 2008 increased 3.7% to $137.0 million compared to $132.2 million for the first quarter of fiscal 2007. This growth in net sales was achieved principally through new product releases. Our gross profit increased to $24.0 million or 17.5% of net sales in the first quarter fiscal 2008 compared with $22.8 million or 17.2% of net sales for the same period in fiscal 2007, due to an improved mix of product from our publishing segment.
     Total operating expenses for the first quarter of fiscal 2008 were $19.4 million or 14.1% of net sales, compared with $19.8 million or 15.0% of net sales in the same period for fiscal 2007. Net income from continuing operations for the first quarter of fiscal 2008 was $1.9 million or $0.05 per diluted share from continuing operations compared to net income from continuing operations of $476,000 or $0.01 per diluted share from continuing operations for the same period last year.
Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of Navarre Entertainment Media, Inc. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business. As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the discontinued operation for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment.
     Net sales from discontinued operations for the first quarter of fiscal 2008 was $5.1 million compared to $14.2 million for the first quarter of fiscal 2007. Net income from discontinued operations for the first quarter of fiscal 2008 was $3.5 million or $0.10 per diluted share from discontinued operations compared to net income of $158,000 or $0.01 per diluted share from discontinued operations for the same period of last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts collected from our accounts receivable and our revolving credit facility in order to meet our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four-year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provides for a three-year $95.0 million revolving credit facility and the Monroe agreement provides for a $15.0 million Term Loan facility. At June 30, 2007 and March 31, 2007 we had $43.0 million and $39.0 million, respectively, outstanding on our revolving credit facility. At June 30, 2007 and March 31, 2007 we had $12.9 million and $15.0 million outstanding, respectively, on our Term Loan facility. Excess availability at June 30, 2007 on our revolving facility was approximately $7.1 million.
Overview
     Navarre Corporation is a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, CD audio, DVD video, video games and accessories. Our business is divided into two business segments – publishing and distribution. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our publishing segment we own or license various PC software, CD audio, and DVD video titles. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI is a provider of niche DVD video products and in-house manufactured CDs and DVDs. FUNimation is a leading anime and children’s animation content provider in the United States.
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 2007), and major motion picture studios. These vendors provide us with PC software, CD audio, DVD video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; the Company’s ability to appropriately reserve for and to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; failure to implement our new enterprise resource planning system in an effective and timely manner could impact operations and reporting of financial results; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; pending litigation or regulatory inquiry may subject the Company to significant costs; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; some revenues are dependent on consumer preferences and demand; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreements limit our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the Company does not pay dividends on common stock, thus return on investment for investors is based solely on stock appreciation; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2007. Investors and shareholders are urged to read this document carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, income taxes, share-based compensation, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2007.
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

	Three Months Ended June 30,
	(Unaudited)
(In thousands)	2007	2006
Net sales:
Distribution	$123,889	$118,583
Publishing	29,624	26,038

Net sales before inter-company eliminations	153,513	144,621
Inter-company eliminations	(16,491)	(12,450)

Net sales as reported	$137,022	$132,171

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations”.

	Three Months Ended June 30,
	(Unaudited)
	2007	2006
Net sales:
Distribution	90.4%	89.7%
Publishing	21.6	19.7
Inter-company sales	(12.0)	(9.4)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.5	82.8

Gross profit	17.5	17.2
Selling and marketing	4.5	4.5
Distribution and warehousing	1.3	1.5
General and administrative	6.7	6.7
Bad debt expense	—	0.3
Depreciation and amortization	1.6	2.0

Total operating expenses	14.1	15.0

Income from operations	3.4	2.2
Interest expense	(1.2)	(1.5)
Interest income	—	0.1
Warrant expense	—	(0.3)
Other income (expense), net	0.2	0.1

Net income from continuing operations, before tax	2.4	0.6
Income tax expense	(1.0)	(0.2)

Net income from continuing operations	1.4	0.4
Discontinued operations, net of tax
Gain on sale of discontinued operations	3.4	—
Net income (loss) from continuing operations	(0.8)	0.1

Net income	4.0%	0.5%

Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation.
Fiscal 2008 First Quarter Results Compared With Fiscal 2007 First Quarter
Net Sales
     Net sales for the publishing segment were $29.6 million (before inter-company eliminations) for the first quarter of fiscal 2008 compared to $26.0 million (before inter-company eliminations) for the first quarter of fiscal 2007. The 13.8% increase in net sales was primarily due to strong anime home video net sales from releases which included Afro Samurai and strong sell-through of Dragon Ball Z season sets. Additionally, the publishing segment recognized net sales growth in the software category from releases which included Wheel of Fortune Deluxe, Jeopardy Deluxe, Advantage 2008, The Learning Company 2008 and Adventure Workshop Version 9. These increases were partially offset by a softness in net sales of certain DVD categories. The Company believes future sales increases will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $11.4 million or 38.3% as a percent of net sales for first quarter of fiscal 2008 compared to $10.5 million or 40.4% as a percent of net sales for first quarter of fiscal 2007. The decrease in gross margin rate was due to the mix of products. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses for the publishing segment were $8.3 million, or 28.1% as a percent of net sales, for the first quarter of fiscal 2008 compared to $8.5 million, or 32.6% as a percent of net sales, for the first quarter of fiscal 2007. Overall, operating expenses remained consistent.
     Selling and marketing expenses for the publishing segment were $3.4 million or 11.5% as a percent of net sales for the first quarter of fiscal 2008 compared to $3.0 million or 11.6% as a percent of net sales for the first quarter of fiscal 2007.
     General and administrative and bad debt expenses for the publishing segment consist principally of executive, bad debt, accounting and administrative personnel and related expenses, including professional fees. General and administrative and bad debt expenses for the publishing segment were $3.4 million or 11.5% as a percent of net sales for the first quarter of fiscal 2008 compared to $3.4 million or 13.2% as a percent of net sales for the first quarter of fiscal 2007. Bad debt expense for the first quarter of fiscal 2008 decreased $440,000 from the same period last year. This decrease was offset by fluctuations in other categories.
     Depreciation and amortization for the publishing segment was $1.5 million for the first quarter of fiscal 2008 compared to $2.0 million for the first quarter of fiscal 2007. The decrease is primarily due to a reduction in amortization expense related to acquisition of intangibles.
     The publishing segment had net operating income of $3.0 million for the first quarter of fiscal 2008 compared to net operating income of $2.0 million for the first quarter of fiscal 2007.
Distribution Segment
     The distribution segment distributes PC software, video games, accessories, and DVD video, as well as independent music (through May 2007).
Fiscal 2008 First Quarter Results Compared With Fiscal 2007 First Quarter
Net Sales
     Net sales for the distribution segment were $123.9 million (before inter-company eliminations) for the first quarter of fiscal 2008 compared to $118.6 million (before inter-company eliminations) for fiscal 2007 first quarter. The 4.5% increase in net sales for fiscal 2008 first quarter was principally due to increases of net sales in software and DVD video, and was partially offset by a net sales decline in video games. Net sales increased in the software product group to $106.5 million during the first quarter of fiscal 2008 from $101.4 million for the same period last year due to strong sales of utility and productivity titles. DVD video net sales increased to $8.3 million in the first quarter of fiscal 2008 from $5.9 million in first quarter of fiscal 2007. This increase is primarily due to a benefit from the vendor managed inventory system implemented with a leading electronics retailer. Video games net sales decreased to $6.0 million in the first quarter of fiscal 2008 from $7.9 million for the same period last year, due to the timing of new releases. The Company believes that future sales increases will be dependent upon the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $12.6 million or 10.2% as a percent of net sales for the first quarter fiscal 2008 compared to $12.3 million or 10.4% as a percent of net sales for first quarter fiscal 2007. We expect gross profit to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $11.1 million or 8.9% as a percent of net sales for the first quarter of fiscal 2008 compared to $11.4 million or 9.6% as a percent of net sales for the first quarter of fiscal 2007. Overall, operating expenses remained relatively consistent.
     Selling and marketing expenses for the distribution segment were $2.7 million or 2.2% as a percent of net sales for the first quarter of fiscal 2008 compared to $3.0 million or 2.5% as a percent of net sales for the first quarter of fiscal 2007. Freight costs as a percent of sales decreased to 1.5% in the first quarter of fiscal 2008 from 1.7% for the same period last year. The decrease is primarily due to changes in customer shipping requirements.

     Distribution and warehousing expenses for the distribution segment were $1.8 million or 1.5% as a percent of net sales for the first quarter of fiscal 2008 compared to $1.9 million or 1.6% as a percent of net sales for the first quarter of fiscal 2007.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.8 million or 4.7% as a percent of net sales for the first quarter of fiscal 2008 compared to $5.9 million or 5.0% as a percent of net sales for the first quarter of fiscal 2007.
     Depreciation and amortization for the distribution segment was $684,000 for the first quarter of fiscal 2008 compared to $585,000 for the first quarter of fiscal 2007.
     Net operating income for the distribution segment was $1.6 million for the first quarter of fiscal 2008 compared to $933,000 for the first quarter of fiscal 2007.
Consolidated Other Income and Expense
     Interest expense was $1.7 million for first quarter of fiscal 2008 compared to $1.9 million for first quarter of fiscal 2007. The decrease in interest expense for the first quarter of fiscal 2008 is a result of reduction of the Company’s debt. Interest income, which primarily relates to interest on available cash balances, was $68,000 for the first quarter of fiscal 2008 compared to $119,000 for the same period last year. Other income (expense), net for the first quarter of fiscal 2008 was income of $223,000 and consisted primarily for foreign currency gains. Other income (expense), net for the first quarter of fiscal 2007 was expense of $342,000 and consisted primarily of warrant expense of $424,000, partially offset by other income (expense), net of $82,000.
Consolidated Income Tax Expense
     The overall effective tax rate was 27.3% for the first quarter of fiscal 2008 compared to 40.4% for the same period last year. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The reversal of the valuation allowance was triggered by the sale of the Company’s discontinued operations and is reflected in discontinued operations in the Consolidated Statements of Operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective for the Company as of April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state issues. that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to unrecognized tax benefits in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. An additional $8,000 of interest and $17,000 of liability was accrued in the first quarter of fiscal 2008 and is reflected in income tax expense in the Consolidated Statements of Operations. As of June 30, 2007, interest accrued was $34,000 and total UTB’s, net of deferred federal and state income tax benefits, was $352,000.
Consolidated Net Income from Continuing Operations
     For the first quarter of fiscal 2008, we recorded net income of $1.9 million and net income of $476,000 for the same period last year.
Discontinued Operations
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $1.1 million, net of tax, and a gain on sale of discontinued operations of $4.6 million, net of tax, for the period ended June 30, 2007. For the period ended June 30, 2006 the Company recorded net income from discontinued operations of $158,000, net of tax.
Consolidated Net Income
     For the first quarter of fiscal 2008, we recorded net income of $5.4 million and net income of $634,000 for the same period last year.

Market Risk
     Our exposure to changes in interest rates results primarily from borrowings used to fund the FUNimation acquisition. As of June 30, 2007 we had $55.9 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $559,000.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for the three months of fiscal 2008 was $500,000 and cash used in operating activities for the first three months of fiscal 2007 totaled $7.6 million. The net cash provided by operating activities for the three months of fiscal 2008 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $4.5 million, share-based compensation of $288,000, deferred taxes of $669,000 and a change in deferred revenue of $777,000, offset by our working capital demands. The following are changes in the operating assets and liabilities: accounts receivable decreased by $338,000, reflecting the timing of collections; inventories increased by $5.3 million, primarily reflecting higher inventories required by the Company’s increased sales activities; prepaid expenses increased by $2.1 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $1.1 million and $2.0 million, respectively, due primarily to new content acquisitions; income taxes receivable decreased $827,000 and income taxes payable increased $593,000, primarily due to timing of required tax payments; other assets decreased $311,000 due primarily to amortization; accounts payable decreased $2.1 million, primarily as a result of timing of disbursements; and accrued expenses decreased $1.3 million primarily as a result of payment of annual bonuses and royalty payments.
     The net cash used in operating activities in the three months of fiscal 2007 of $7.6 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $4.6 million, change in deferred revenue of $878,000 and change in fair market value of warrants of $424,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $7.1 million for the three months of fiscal 2008 and $1.2 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $2.8 million and $335,000, respectively, for the three months of fiscal 2008. Acquisition of property and equipment and acquisition of intangible assets for the three months of fiscal 2007 were $467,000 and $447,000, respectively. The Company invested $4.0 million in a rabbi trust related to the deferred compensation arrangement with its former chief executive officer (see Note 3 and 22).
Financing Activities
     Cash flows provided by financing activities totaled $2.0 million for the three months of fiscal 2008 and cash flows used in financing activities totaled $1.2 million for the three months of fiscal 2007. The Company had repayments of notes payable of $2.1 million and net borrowings from notes payable – line of credit of $4.0 million in the three months of fiscal 2008. The Company had had repayments of note payable of $1.3 million for the three months of fiscal 2007. The Company recorded proceeds from the exercise of common stock options and warrants of $106,000 and $79,000 for the three months of fiscal 2008 and 2007, respectively.

Discontinued Operations
     Cash flows used in operating activities of discontinued operations were $784,000 for the three months of fiscal 2008 and cash flows provided by discontinued operations were $1.8 million for the three months of fiscal 2007. Proceeds from the sale of discontinued operations were $6.5 million for the three months of fiscal 2008.
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
     On March 22, 2007, the credit agreement was amended and restated in its entirety and currently provides for a senior secured three-year $95.0 million revolving credit facility which expires on March 22, 2010. The revolving facility is available to us for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At June 30, 2007 and March 31, 2007 we had $43.0 million and $39.0 million outstanding on the revolving facility, respectively, and approximately $7.1 million in excess availability at June 30, 2007.
     We also entered into a credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of our assets of the Company. At June 30, 2007 and March 31, 2007 we had $12.9 million and $15.0 million outstanding on the facility, respectively.
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
     Under both of the credit agreements, we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA and a maximum of indebtedness to EBITDA. We were in compliance with or have obtained amendments for all the covenants related to the credit facility on June 30, 2007.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, in order that we might plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and to fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content from first parties; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system that the Company has undertaken. During the three months of fiscal 2008, we invested approximately $6.4 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $2.9 million in connection with the licensing and implementation of our enterprise resource planning system during first quarter of fiscal 2008. We anticipate that cash outlays in connection with the ERP system for the remaining fiscal 2008 will be approximately $5.9 million which will be funded by working capital.
     Our credit agreements currently provide a three-year $95.0 million revolving facility and a four-year Term Loan facility for $15.0 million. The revolving facility of up to $95.0 million is available for working capital and general corporate needs. During fiscal 2008, we made payments of $2.1 million on the Term Loan facility. As of June 30, 2007 and March 31, 2007 we had $12.9 million and $15.0 million, respectively, outstanding on the Term Loan facility and $43.0 million and $39.0 million, respectively, outstanding on the revolving facility and excess availability of approximately $7.1 million at June 30, 2007.

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
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of June 30, 2007 for the remainder of fiscal year 2008 and by fiscal year thereafter (in thousands).

		Less
		than 1	2 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$30,775	$2,582	$6,938	$5,053	$16,202
Capital leases	243	99	136	8	—
Note payable	15,000	150	300	14,550	—
License and distribution agreements	18,344	11,610	6,734	—	—

Total	$64,362	$14,441	$14,108	$19,611	$16,202

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures
(a) Controls and Procedures
     We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Important Risk Factors” in Part 1 – Item 2 of this Form 10-Q and in Part 1 – Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report of Form 10-K.
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

Navarre Corporation (Registrant)
Date: August 9, 2007	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)