Form 10-Q
period 2007-09-30
NAVARRE CORP /MN/
filed 2007-11-08
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 5, 2007

Common Stock, No Par Value	36,210,686 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$—	$966
Marketable securities	1,421	—
Accounts receivable, less allowances of $17,403 and $18,284, respectively	84,077	70,609
Inventories	59,192	36,791
Prepaid expenses and other current assets	13,052	11,126
Income tax receivable	574	828
Deferred tax assets — current	10,204	8,935
Assets of discontinued operations	143	21,889

Total current assets	168,663	151,144
Property and equipment, net of accumulated depreciation of $12,524 and $10,786, respectively	16,882	14,042
Other assets:
Marketable securities	2,667	—
Goodwill	81,697	81,697
Intangible assets, net of amortization of $18,366 and $15,588, respectively	12,136	14,197
License fees, net of amortization of $15,435 and $12,688, respectively	19,171	15,609
Other assets	11,582	11,193
Assets of discontinued operations	—	343

Total assets	$312,798	$288,225

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$43,049	$38,956
Note payable — short term	150	150
Capital lease obligation — short term	88	102
Accounts payable	111,015	87,145
Checks written in excess of cash balance	6,057	—
Deferred compensation	2,470	—
Accrued expenses	12,959	13,578
Liabilities of discontinued operations	796	12,748

Total current liabilities	176,584	152,679
Long-term liabilities:
Note payable — long-term	9,670	14,850
Capital lease obligation — long-term	84	120
Deferred compensation	3,876	6,358
Income taxes payable	540	—
Deferred tax liabilities — non-current	1,895	7
Other long-term liabilities	760	760

Total liabilities	193,409	174,774
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,216,204 and 36,038,295, respectively	159,670	158,801
Accumulated deficit	(40,281)	(45,350)

Total shareholders’ equity	119,389	113,451

Total liabilities and shareholders’ equity	$312,798	$288,225

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$143,715	$158,893	$280,737	$291,065
Cost of sales (exclusive of depreciation and amortization)	121,654	130,627	234,693	240,009

Gross profit	22,061	28,266	46,044	51,056
Operating expenses:
Selling and marketing	6,685	7,695	13,599	14,232
Distribution and warehousing	3,100	2,981	5,343	5,427
General and administrative	8,298	8,294	16,248	16,078
Bad debt expense	30	2,362	85	2,819
Depreciation and amortization	2,323	2,683	4,541	5,307

Total operating expenses	20,436	24,015	39,816	43,863

Income from operations	1,625	4,251	6,228	7,193
Other income (expense):
Interest expense	(1,405)	(2,007)	(3,079)	(3,927)
Interest income	56	92	124	211
Warrant expense	—	173	—	(251)
Other income (expense), net	148	20	371	102

Net income before income tax	424	2,529	3,644	3,328
Income tax expense	(202)	(1,013)	(1,516)	(1,336)

Net income from continuing operations	222	1,516	2,128	1,992
Discontinued operations, net of tax
Gain (loss) on sale of discontinued operations	(3)	—	4,644	—
Income (loss) from discontinued operations	(594)	96	(1,703)	254

Net income (loss)	$(375)	$1,612	$5,069	$2,246

Basic earnings (loss) per common share:
Continuing operations	$.01	$.05	$.06	$.06
Discontinued operations	$(.02)	$—	$.08	$—

Net income (loss)	$(.01)	$.05	$.14	$.06

Diluted earnings (loss) per common share:
Continuing operations	$.01	$.04	$.06	$.06
Discontinued operations	$(.02)	$—	$.08	$—

Net income (loss)	$(.01)	$.04	$.14	$.06

Weighted average shares outstanding:
Basic	36,110	35,735	36,048	35,691
Diluted	36,303	36,201	36,289	36,184
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$5,069	$2,246
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	1,703	(254)
Gain on sale of discontinued operations	(4,644)	—
Depreciation and amortization	4,580	5,364
Amortization of deferred financing costs	153	298
Amortization of license fees	2,747	3,334
Amortization of production costs	1,213	1,082
Change in deferred revenue	242	442
Share-based compensation expense	567	300
Deferred income taxes	619	(1,483)
Change in fair market value of warrants	—	251
Deferred compensation	(12)	382
Other	47	288
Changes in operating assets and liabilities:
Accounts receivable	(13,468)	(21,624)
Inventories	(22,401)	(16,956)
Prepaid expenses	(1,926)	(4,536)
Income taxes receivable	254	4,408
Other assets	696	972
Production costs	(2,257)	(1,815)
License fees	(6,309)	(4,178)
Accounts payable	23,870	33,185
Income taxes payable	540	337
Accrued expenses	(861)	(3,022)

Net cash used in operating activities	(9,578)	(979)
Investing activities:
Purchases of property and equipment	(4,596)	(2,486)
Purchases of intangible assets	(717)	(913)
Purchases of marketable equity securities	(4,000)	—
Payment of earn-out related to an acquisition	—	(350)

Net cash used in investing activities	(9,313)	(3,749)
Financing activities:
Proceeds from note payable, line of credit	84,601	9,282
Payments on note payable, line of credit	(80,508)	(9,282)
Payments on note payable	(5,180)	(2,500)
Repayments of capital lease obligations	(50)	(56)
Checks written in excess of cash	6,057	—
Debt acquisition costs	(242)	—
Proceeds from exercise of common stock options and warrants	169	342
Other	—	(102)

Net cash provided by (used in) financing activities	4,847	(2,316)
Discontinued operations:
Net cash provided by operating activities	6,578	1,154
Proceeds from sale of discontinued operations	6,500	—

Net decrease in cash	(966)	(5,890)
Cash at beginning of period	966	14,296

Cash at end of period	$—	$8,406

Supplemental cash flow information:
Cash paid for (received from):
Interest	$2,887	$5,247
Income taxes, net of refunds	468	(2,300)
Supplemental schedule of non-cash investing and financing activities:
Purchase price adjustments affecting accounts receivable and goodwill		145
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
     All intercompany accounts and transactions have been eliminated. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2008 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six months ended September 30, 2007 and 2006. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. Reserves for returns are based on the application of the Company’s historical or anticipated gross profit percent against sales returns. Reserves for sales discounts are based on historical or anticipated percent of gross sales. Additionally, there are specific reserves for marketing programs.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning April 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and the impact, if any, which SFAS 159 will have on its financial condition, results of operations and cash flows is uncertain.
Note 2 — Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of Navarre Entertainment Media, Inc. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of $10.8 million net trade receivables related to this business as of May 31, 2007. The Company will continue to liquidate the remaining retained assets and liabilities during fiscal 2008.
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
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$18	$14,256	$5,088	$28,424

Net income (loss) from discontinued operations, before income tax	(970)	158	(2,835)	424
Income tax benefit (expense)	376	(62)	1,132	(170)

Net income (loss) from discontinued operations, net of tax	$(594)	$96	$(1,703)	$254

     No interest expense was allocated to the operating results of discontinued operations.

     The major classes of assets and liabilities of discontinued operations as of September 30, 2007 and March 31, 2007 were as follows:

	September 30,	March 31,
	2007	2007
Accounts receivable	$(581)	$15,175
Inventory	—	3,436
Prepaid expenses and other current assets	—	2,694
Deferred tax assets — current	724	584

Current assets of discontinued operations	143	21,889
Intangible assets, net of amortization	—	343

Total assets of discontinued operations	143	22,232
Accounts payable	227	12,075
Accrued expenses	569	673

Current liabilities of discontinued operations	$796	$12,748

Note 3 — Marketable Securities
     Marketable securities at September 30, 2007 consist of government agency bonds and a money market fund. The Company classifies these debt securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of September 30, 2007
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency bonds	$2,004	$—	$—
Money market fund	2,084	—	—

	$4,088	$—	$—

     There were no unrealized holding gains or losses or realized gains or losses for the period ended September 30, 2007.
     The marketable securities are held in a rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 21) for a former chief executive officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of September 30, 2007, $1.4 million and $2.7 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at September 30, 2007 ranged between January 2008 to February 2009.
Note 4 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. The 1992 Plan expired on July 1, 2006, and no further grants are allowed after this date. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2007.
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
Stock Options
     Option activity for the Plans for the six months ended September 30, 2007 is summarized as follows (in thousands, except options, contractual term, and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
		price	term	value
Options outstanding, March 31, 2007:	3,601,700	$6.92
Granted	91,000	$3.94
Exercised	(218,148)	$1.51
Canceled	(305,686)	$6.64

Options outstanding, September 30, 2007	3,168,866	$7.23	5.9	$756

Options exercisable, September 30, 2007	2,300,664	$8.29	4.9	$591

Shares available for future grant, September 30, 2007	1,978,333
     The total intrinsic value of stock options exercised during the six months ended September 30, 2007 and 2006 were $536,000 and $562,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.76 as of September 30, 2007, which could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 and 2006 was 299,933 and 443,500 options, respectively.
     As of September 30, 2007 total compensation cost related to non-vested stock options not yet recognized was $1.7 million. This amount is expected to be recognized over the next 1.09 years on a weighted-average basis.
     During the six months ended September 30, 2007 and 2006, the Company received cash from the exercise of stock options totaling $169,000 and $342,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the six months ended September 30, 2007 and 2006.
Restricted Stock
     Restricted stock granted to employees presently has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date which it is determined the performance criteria will be met. Restricted stock award vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.

     A summary of the Company’s restricted stock activity as of September 30, 2007 and of changes during the six months ended September 30, 2007 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	120,000	$4.68	1.59
Granted	—	$—	—
Vested	(50,000)	$4.29	—
Forfeited	—	$—	—

Unvested, end of period	70,000	$4.95	1.09

     The total fair value of shares vested during the six months ended September 30, 2007 and 2006 was $188,000 and $24,000, respectively. There was no restricted stock granted during the six months ended September 30, 2007. The weighted average fair value of restricted stock granted for the six months ended September 30, 2006 was $4.29.
     As of September 30, 2007 total compensation cost related to non-vested restricted stock awards not yet recognized was $216,000. This amount is expected to be recognized over the next 1.09 years, on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the six month periods ended September 30, 2007 and 2006.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting a three year Total Shareholder Return (“TSR”) target relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for both of the six months ended September 30, 2007 and 2006 was $56,000, based upon the number of units granted.
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
Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended September 30, 2006 and 2007 were calculated using the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	64%	70%	67%	70%
Risk-free interest rate	4.43%	4.90%	4.57%	4.88%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value of grants	$2.28	$2.62	$2.35	$2.59
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

     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R, net of estimated forfeitures, for the three and six months ended September 30, 2007 was $279,000 and $567,000, respectively. Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three and six months ended September 30, 2006 was $156,000 and $300,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$222	$1,516	$2,128	$1,992

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,110	35,735	36,048	35,691
Equivalent shares from share-based compensation plans	193	469	241	493

Denominator for diluted earnings per share -adjusted weighted-average shares	36,303	36,204	36,289	36,184

Net earnings per share from continuing operations:
Basic	$.01	$.05	$.06	$.06

Diluted	$.01	$.04	$.06	$.06

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 2.8 million and 2.9 million shares for the three and six month periods ended September 30, 2007, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. Share-based compensation awards of 2.4 million shares for the three and six month periods ended September 30, 2006, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three and six months ended September 30, 2007 and 2006 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the three and six month periods ended September 30, 2007, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. Approximately 1.6 million warrants were excluded for both the three and six month periods ended September 30, 2006, respectively, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 6 — Comprehensive Income
     Other comprehensive income pertained to net unrealized gains and losses on hedge derivatives used to hedge interest rates on bank debt that are not included in net income but rather are recorded directly in shareholders’ equity (see further discussion Note 17).
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income from continuing operations	$222	$1,516	$2,128	$1,992
Net unrealized gain on hedge derivatives, net of tax	—	(74)	—	36

Comprehensive income	$222	$1,442	$2,128	$2,028

     The changes in other comprehensive income were primarily non-cash items.

Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Trade receivables	$96,546	$86,903
Vendor receivables	3,466	447
Other receivables	1,468	1,543

	$101,480	$88,893
Less: allowance for doubtful accounts, vendor receivables and sales discounts	6,556	6,301
Less: allowance for sales returns, net margin impact	10,847	11,983

Total	$84,077	$70,609

Note 9 — Prepaid Expenses and Other Assets
     Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Prepaid royalties	$11,676	$9,621
Other	1,376	1,505

Total	$13,052	$11,126

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Finished products	$50,950	$27,313
Consigned inventory	2,591	3,790
Raw materials	5,651	5,688

Total	$59,192	$36,791

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
License fees	$34,606	$28,297
Less: accumulated amortization	15,435	12,688

	$19,171	$15,609

     Amortization of license fees for the three and six month periods ended September 30, 2007 were $1.1 million and $2.7 million, respectively, and for the three and six month periods ended September 30, 2006 were $2.0 million and $3.3 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 12 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands):

	September 30,	March 31,
	2007	2007
Production costs	$11,829	$9,572
Less: accumulated amortization	5,368	4,155

	$6,461	5,417

     Amortization of production costs for the three and six month periods ended September 30, 2007 were $632,000, and $1.2 million, respectively, and for the three and six month periods ended September 30, 2006 were $667,000 and $1.1 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,146	1,111
Computer and office equipment	14,447	6,425
Warehouse equipment	9,552	9,103
Production equipment	703	520
Leasehold improvements	1,925	1,913
Construction in progress	10	4,133

Total	$29,406	$24,828
Less: accumulated depreciation and amortization	12,524	10,786

Net property and equipment	$16,882	$14,042

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of September 30, 2007 and March 31, 2007, goodwill amounted to $81.7 million. There were no changes to goodwill during the first six months of fiscal 2008.

Intangible assets
     Other identifiable intangible assets, net of amortization, of $12.1 million and $14.2 million as of September 30, 2007 and March 31, 2007, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of September 30, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,786	$5,528	$3,258
License relationships	20,078	12,825	7,253
Domain name	70	13	57
Other (not amortized)	1,568	—	1,568

	$30,502	$18,366	$12,136

	As of March 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,069	$4,542	$3,527
License relationships	20,078	11,038	9,040
Domain name	70	8	62
Other (not amortized)	1,568	—	1,568

	$29,785	$15,588	$14,197

     Aggregate amortization expense for the three and six month periods ended September 30, 2007 were $900,000 and $2.2 million, respectively, and for the three and six month periods ended September 30, 2006 were $2.0 million and $3.9 million, respectively.
     Based on the intangibles in service as of September 30, 2007, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$2,527
2009	4,303
2010	2,057
2011	425
2012	237
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets”. Debt issuance costs totaled $1.2 million and $990,000 at September 30, 2007 and March 31, 2007, respectively. Accumulated amortization amounted to approximately $158,000 and $5,000 at September 30, 2007 and March 31, 2007, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Compensation and benefits	$3,341	$4,112
Royalties	4,355	4,172
Rebates	2,402	2,091
Interest	352	160
Other	2,509	3,043

Total	$12,959	$13,578

Note 16 — Bank Financing and Debt
     In March 2007, the Company entered into a credit agreement with General Electric Capital Corporation for a senior secured three-year $95.0 million revolving credit facility which expires on March 22, 2010. The revolving facility is available to the Company for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the assets, as well as the capital stock of the Company’s subsidiary companies.
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
     In association with the credit agreements, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate and LIBOR rates plus .75% and 2.0%, respectively at September 30, 2007 and March 31, 2007 (8.5% and 7.3% at September 30, 2007 and March 31, 2007, respectively) and is payable monthly. As of September 30, 2007 and March 31, 2007 the Company owed $43.0 million and $39.0 million, respectively, under the revolving working capital facility. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at September 30, 2007 and March 31, 2007 (13.1% as of September 30, 2007 and 12.8% as of March 31, 2007). The amounts owed under the Term Loan facility were $9.8 million and $15.0 million at September 30, 2007 and March 31, 2007, respectively.
     Under both of the credit agreements, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facilities as of September 30, 2007.
     Long-term debt consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Note payable	$9,820	$15,000
Less: current portion	150	150

Total long—term debt	$9,670	$14,850

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at September 30, 2007. In the Company’s past experience, no claims have been made against these financial instruments.

Note 17 — 2006 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. The per share price of $3.50 represented a discount of approximately 8.4% of the closing market price of the Company’s common stock on the date the purchase was completed. The warrants issued to the 2006 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $5.00 per share. As of September 30, 2007 and March 31, 2007, 1,596,001 warrants were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
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
     The warrants, which were issued together with the common stock, have a term of five years, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of our assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right after the first anniversary date of the warrant to require exercise of the warrant if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.
     Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued under the PIPE were reported as a liability and the value of the common stock was reported as temporary equity due to the requirement to net-cash settle the transaction.
     The fair value of the warrants was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows at September 30, 2006: expected life of 5 years, estimated volatility of 70%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, (the difference between the net proceeds and the fair value of the warrants) and was recorded in temporary equity on the Consolidated Balance Sheets. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants were recorded through the Consolidated Statement of Operations as other income (expense). For the three months ended September 30, 2006, the Company recognized income of $172,000 and for the six months ended September 30, 2006 recognized expense of $251,000 associated with the fair value adjustment of the warrants. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Note 18 — Income Taxes
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
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. During the six months ended September 30, 2007, an additional $80,000 of UTB’s were accrued, which is net of $43,000 of deferred federal and state income tax benefits. As of September 30, 2007, interest accrued was $47,000 and total UTB’s, net of deferred federal and state income tax benefits, was $359,000.
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
     For the three months ended September 30, 2007 and 2006, the Company recorded income tax expense from continuing operations of $202,000 and $1.0 million, respectively. The effective income tax rate for the three months ended September 30, 2007 was 47.6%, compared to 40.1% for the three months ended September 30, 2006. For the six months ended September 30, 2007 and 2006, the Company recorded income tax expense from continuing operations of $1.5 million and $1.3 million, respectively. The effective income tax rate for the six months ended September 30, 2007 was 41.6%, compared to 40.1% for the six months ended September 30, 2006.
     For the three months ended September 30, 2007 and 2006, the Company recorded income tax expense from discontinued operations of $377,000 and $63,000, respectively. The effective income tax rate for the three months ended September 30, 2007 was 38.8%, compared to 39.9% for the three months ended September 30, 2006. For the six months ended September 30, 2007 and 2006, the Company recorded income tax expense from discontinued operations of $354,000 and $171,000, respectively. The effective income tax rate for the six months ended September 30, 2007 was 10.8%, compared to 40.3% for the six months ended September 30, 2006. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate was 31.8% for the three months ended September 30, 2007 compared to 40.0% for the same period last year. The Company’s overall effective tax rate was 26.1% for the six months ended September 30, 2007 compared to 40.2% for the same period last year.
     It has been determined, based on expectations of future taxable income, that a valuation reserve is not required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 19 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $900,000 and $2.4 million for the three and six months ended September 30, 2007, respectively, and $1.3 million and $3.1 million for the three and six months ended September 30, 2006, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of September 30, 2007 and March 31, 2007, $3.4 million and $2.8 million, respectively, in target payments are reflected in prepaid assets in the Consolidated Balance Sheets. The target payments are non-refundable, but are offset by royalties earned in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 20 — Commitments and Contingencies
Litigation and Proceedings
     In the normal course of business, the Company is involved in a number of litigation/arbitration matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. Those proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters that are not described below could be material to the Company’s consolidated results of operations. Because of the preliminary status of the Company’s various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company, if any.
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
     On August 10, 2005, Sybersound filed a dismissal without prejudice of the case, and filed and served a new Complaint in the United States District Court for the Central District of California on August 11, 2005. In the new Complaint, Sybersound made similar allegations, but also alleged that BCI infringed certain copyrights.
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
     On January 6, 2006, the Court issued its order dismissing Sybersound’s claims with prejudice. An appeal of this order was filed by Sybersound on February 1, 2006 and oral argument in connection with the appeal took place on October 18, 2007. No order has yet been received from the Court in connection with this appeal.
Sybersound Records, Inc. v. Navarre Corporation, BCI Eclipse, LLC, et al.
     Sybersound Records, Inc. filed this action on or about May 12, 2005 in the Superior Court of Justice, Toronto, Ontario, Canada, Court File Number 05-CV-289397Pd2. The factual basis for Sybersound’s claims in this case are essentially the same as those in the California action described above. However, in addition to BCI, Sybersound also named Navarre Corporation in this case.

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
     On October 1, 2007, the Court dismissed Sybersound’s claims as a result of Sybersound’s failure to prosecute the litigation in a timely manner.
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements in 2005, certain write-offs, reserve methodologies, and revenue recognition practices. The Company believes that it is the subject of a formal, nonpublic investigation that relates to the areas of inquiry described above. The Company has cooperated fully with the SEC’s requests.
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
     Plaintiffs sought certification of the actions as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees. The actions are identified as follows:
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
     The Company and Plaintiffs agreed in principle to settle this litigation. This settlement remains subject to the satisfaction of various conditions, including the negotiation and execution of a final stipulation of settlement and approval by the U.S. District Court for the District of Minnesota. However, the Company anticipates that it will not be required to contribute any funds to the settlement beyond the already exhausted retention under its insurance policy. A hearing for preliminary approval of this settlement has been scheduled for November 15, 2007.
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Under this agreement, the Company agreed to pay beginning April 1, 2007, over three years, approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company expensed $382,000 for this obligation during the six months ended September 30, 2006. At September 30, 2007 and March 31, 2007, $2.3 million and $2.4 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. At September 30, 2007 and March 31, 2007, $4.0 million had been accrued in the consolidated financial statements for this arrangement. In April 2007 the $4.0 million was funded into a rabbi trust, under the required terms of the agreement. Upon retirement beginning April 1, 2007, the Company will pay this amount, plus interest at 8%, over three years.
     The former CEO’s employment agreement also included a loan to the executive for a maximum of $1.0 million, of which no amounts were due at September 30, 2007 and March 31, 2007, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest was forgiven by the Company annually through March 31, 2007. During the six months ended September 30, 2006, the Company forgave $100,000 of principal and interest. The outstanding note amount bore an annual interest rate of 5.25%.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005.
Employment Agreement – FUNimation
     In connection with the FUNimation acquisition, the Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd. (“the FUNimation CEO”) until May 11, 2010 at a base salary of $350,000 per year. Among other items, the agreement provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006 through March 31, 2010. Specifically, if the total earnings before interest and tax (“EBIT”) of FUNimation during the fiscal years ending March 31, 2006 through March 31, 2008 is in excess of $90.0 million, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $90.0 million; however, this bonus payment shall not exceed $5.0 million. Further, if the combined EBIT of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million. No amounts have been expensed or paid under this agreement as the targets have not been achieved.

Note 22 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company has determined it has two reportable business segments: publishing and distribution.
     Financial information by reportable business segment is included in the following summary (in thousands):

Three months ended September 30, 2007	Publishing	Distribution	Eliminations	Consolidated
Net sales	$27,043	$133,391	$(16,719)	$143,715
Income from continuing operations	1,248	377	—	1,625
Net income from continuing operations, before income tax	177	247	—	424
Total assets	$174,921	$264,362	$(126,485)	$312,798

Three months ended September 30, 2006	Publishing	Distribution	Eliminations	Consolidated
Net sales	$34,705	$142,638	$(18,450)	$158,893
Income from continuing operations	4,361	(110)	—	4,251
Net income from continuing operations, before income tax	4,407	(1,878)	—	2,529
Total assets	$168,436	$293,244	$(117,001)	$344,679

Six months ended September 30, 2007	Publishing	Distribution	Eliminations	Consolidated
Net sales	$56,666	$257,281	$(33,210)	$280,737
Income from continuing operations	4,277	1,951	—	6,228
Net income from continuing operations, before income tax	2,153	1,491	—	3,644
Total assets	$174,921	$264,362	$(126,485)	$312,798

Six months ended September 30, 2006	Publishing	Distribution	Eliminations	Consolidated
Net sales	$60,743	$261,222	$(30,900)	$291,065
Income from continuing operations	6,370	823	—	7,193
Net income from continuing operations, before income tax	6,475	(3,147)	—	3,328
Total assets	$168,436	$293,244	$(117,001)	$344,679
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the second quarter of fiscal 2008 decreased 9.6% to $143.7 million compared to $158.9 million for the second quarter of fiscal 2007. Our gross profit was $22.1 million or 15.4% of net sales in the second quarter fiscal 2008 compared with $28.3 million or 17.8% of net sales for the same period in fiscal 2007. The decline in gross profit is due principally to reduced sales. The decline in gross profit as a percent of net sales is primarily due to product sales mix. Total operating expenses for the second quarter of fiscal 2008 were $20.4 million or 14.3% of net sales, compared with $24.0 million or 15.1% of net sales in the same period for fiscal 2007. Net income from continuing operations for the second quarter fiscal 2008 was $222,000 or $.01 per diluted share from continuing operations compared to net income from continuing operations of $1.5 million or $0.04 per diluted share from continuing operations for the same period last year.
     Consolidated net sales for the six months ended September 30, 2007 decreased 3.5% to $280.7 million compared to $291.1 million for the first six months of fiscal 2007. Our gross profit decreased to $46.0 million or 16.4% of net sales in the first six months of 2008 compared with $51.1 million or 17.5% of net sales for the same period in fiscal 2007. The decline in gross profit is due principally to reduced sales. The decline in gross profit as a percent of net sales for the first six months of fiscal 2007 was primarily due to product sales mix. Total operating expenses for the first six months of fiscal 2008 were $39.8 million or 14.1% of net sales, compared with $43.9 million or 15.1% of net sales in the same period in fiscal 2007. Net income from continuing operations for the first six months of fiscal 2008 increased to $2.1 million or $.06 per diluted share from continuing operations compared to net income from continuing operations of $2.0 million or $0.06 per diluted share from continuing operations for the same period last year.

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
     Net sales from discontinued operations for the three months ended September 30, 2007 were zero compared to $14.3 million for the three months ended September 30, 2006. Net loss from discontinued operations for the three months ended September 30, 2007 was $597,000 or $0.02 per diluted share from discontinued operations compared to net income of $96,000 or $0.00 per diluted share from discontinued operations for the same period of last year.
     Net sales from discontinued operations for the six months ended September 30, 2007 were $5.1 million compared to $28.4 million for the six months ended September 30, 2006. Net income from discontinued operations for the six months ended September 30, 2007 was $2.9 million or $0.08 per diluted share from discontinued operations compared to net income of $254,000 or $0.00 per diluted share from discontinued operations for the same period of last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts collected from our accounts receivable and our credit facilities in order to meet our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four-year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provides for a three-year $95.0 million revolving credit facility and the Monroe agreement provides for a $15.0 million Term Loan facility. At September 30, 2007 and March 31, 2007 we had $43.0 million and $39.0 million, respectively, outstanding on our revolving credit facility. At September 30, 2007 and March 31, 2007 we had $9.8 million and $15.0 million outstanding, respectively, on our Term Loan facility. Interest under the revolving facility was at the index rate and LIBOR rates plus .75% and 2.0%, respectively at September 30, 2007 and March 31, 2007 (8.5% and 7.3% at September 30, 2007 and March 31, 2007, respectively) and is payable monthly. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at September 30, 2007 and March 31, 2007 (13.1% as of September 30, 2007 and 12.8% as of March 31, 2007). Excess availability at September 30, 2007 on our revolving facility was approximately $19.6 million.
Overview
     Navarre Corporation is a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Our business is divided into two business segments – publishing and distribution. We believe that our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our publishing segment we own or license various PC software and DVD video titles. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution segment. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, education and interactive gaming PC products. BCI is a provider of niche DVD video products. FUNimation is a leading anime content provider in the United States.
     Through our distribution segment we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software and video game publishers and developers, independent music labels (through May 2007), and major motion picture studios. These vendors provide us with PC software, DVD video, and video games and accessories, which we in turn distribute to our retail customers. Our distribution segment focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to attract and retain qualified management personnel; uncertain growth in the publishing segment; the acquisition strategy of the Company could disrupt other business segments and/or management; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; the Company’s ability to appropriately reserve for and to avoid excessive inventory return and obsolescence losses; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; failure to implement our new enterprise resource planning system in an effective and timely manner could impact operations and reporting of financial results; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; pending litigation or regulatory investigation may subject the Company to significant costs; pending regulatory investigation could impact the reporting of future financial results or create uncertainty as to the reliability of previously-issued financial results; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; some revenues are dependent on consumer preferences and demand; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; the level of indebtedness could adversely affect the Company’ s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreements limit our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the Company does not pay dividends on common stock, thus return on investment for investors is based solely on stock appreciation; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provision, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2007 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2007	2006	2007	2006
Net sales:
Distribution	$133,391	$142,638	$257,281	$261,222
Publishing	27,043	34,705	56,666	60,743

Net sales before inter-company eliminations	160,434	177,343	313,947	321,965
Inter-company eliminations	(16,719)	(18,450)	(33,210)	(30,900)

Net sales as reported	$143,715	$158,893	$280,737	$291,065

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended September 30,		Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net sales:
Distribution	92.8%	89.8%	91.6%	89.7%
Publishing	18.8	21.8	20.2	20.9
Inter-company sales	(11.6)	(11.6)	(11.8)	(10.6)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	84.6	82.2	83.6	82.5

Gross profit	15.4	17.8	16.4	17.5
Operating expenses
Selling and marketing	4.7	4.8	4.8	4.9
Distribution and warehousing	2.2	1.9	2.0	1.9
General and administrative	5.8	5.2	5.8	5.5
Bad debt	—	1.5	—	1.0
Depreciation and amortization	1.6	1.7	1.6	1.8

Total operating expenses	14.3	15.1	14.2	15.1

Income from operations	1.1	2.7	2.2	2.4
Interest expense	(1.0)	(1.3)	(1.1)	(1.3)
Interest income	—	0.1	—	0.1
Warrant expense	—	0.1	—	(0.1)
Other income (expense), net	0.1	—	0.1	—

Net income from continuing operations	0.2	1.6	1.2	1.1
Income tax expense	(0.1)	(0.6)	(0.4)	(0.4)

Net income from continuing operations	0.1	1.0	0.8	0.7
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	1.7	—
Net income (loss) from discontinued operations	(0.4)	0.1	(0.7)	0.1

Net income	(0.3)%	1.1%	1.8%	0.8%

Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation.
Fiscal 2008 Second Quarter Results Compared With Fiscal 2007 Second Quarter
Net Sales
     Net sales for the publishing segment were $27.0 million (before inter-company eliminations) for the second quarter fiscal 2008 compared to $34.7 million (before inter-company eliminations) for the second quarter fiscal 2007. The 22.1% decrease in net sales over the prior year quarter was due to a decline in DVD video net sales at FUNimation and BCI. The Company believes sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $8.7 million or 32.1% as a percent of net sales for second quarter of fiscal 2008 compared to $14.0 million or 40.2% as a percent of net sales for second quarter of fiscal 2007. The decrease in gross profit is a result of decreased sales and product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses decreased $2.2 million for the publishing segment to $7.4 million or 27.5% as a percent of net sales, for the second quarter of fiscal 2008, from $9.6 million or 27.7% as a percent of net sales, for the second quarter of fiscal 2007.
     Selling and marketing expenses for the publishing segment were $3.5 million or 12.8% as a percent of net sales for the second quarter of fiscal 2008 compared to $4.2 million or 12.0% as a percent of net sales for the second quarter of fiscal 2007. The decrease is principally due to reduced discretionary marketing and advertising programs.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.4 million or 8.8% as a percent of net sales for the second quarter of fiscal 2008 compared to $2.7 million or 7.9% as a percent of net sales for the second quarter of fiscal 2007.
     Bad debt expense for the publishing segment was zero for the second quarter of fiscal 2008 compared to $600,000 for the same period last year. The prior year amount relates to the write-off of an accounts receivable due to the bankruptcy of a significant retailer and a Funimation pre-acquisition receivable that was deemed uncollectible
     Depreciation and amortization for the publishing segment was $1.6 million for the second quarter of fiscal 2008 compared to $2.1 million for the second quarter of fiscal 2007. The decrease is primarily due to a reduction in amortization expense related to acquisition related intangibles.
     The publishing segment had net operating income of $1.2 million for the second quarter of fiscal 2008 compared to net operating income of $4.4 million for the second quarter of fiscal 2007.
Fiscal 2008 Six Months Results Compared With Fiscal 2007 Six Months
Net Sales
     Net sales for the publishing segment were $56.7 million (before inter-company eliminations) for the six month period of fiscal 2008 compared to $60.7 million (before inter-company eliminations) for the same period of fiscal 2007. The 6.7% decrease in net sales is primarily due to a decline in DVD video net sales at FUNimation and BCI. The Company believes that sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the publishing segment was $20.0 million or 35.4% as a percent of net sales for the six month period of fiscal 2008 compared to $24.5 million or 40.3% as a percent of net sales for the six month period of fiscal 2007. The decrease in gross profit is a result of decreased sales and product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses for the publishing segment were $15.8 million or 27.8% as a percent of net sales, for the six month period of fiscal 2008 compared to $18.1 million or 29.8% as a percent of net sales, for the six month period of fiscal 2007.
     Selling and marketing expenses for the publishing segment were $7.3 million or 12.9% as a percent of net sales for the six month period of fiscal 2008 compared to $7.4 million or 12.2% as a percent of net sales for the six month period of fiscal 2007.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $5.3 million or 9.4% as a percent of net sales for the six month period of fiscal 2008 compared to $5.5 million or 9.0% as a percent of net sales for the six month period of fiscal 2007.
     Bad debt expense for the publishing segment was zero for the six month period of fiscal 2008 compared to $1.1 million in the same period last year. The prior year amount was due to the write-off of an accounts receivable due to the bankruptcy of a significant retailer and a Funimation pre-acquisition receivable that was deemed uncollectible
     Depreciation and amortization for the publishing segment was $3.1 million for the six month period of fiscal 2008 compared to $4.1 million for the six month period of fiscal 2007. The decrease is primarily due to a reduction in amortization expense related to acquisition related intangibles.

     The publishing segment had net operating income of $4.3 million for the six month period of fiscal 2008 compared to net operating income of $6.4 million for the six month period of fiscal 2007.
Distribution Segment
     The distribution segment distributes PC software, video games, accessories, and DVD video, as well as independent music (through May 2007).
Fiscal 2008 Second Quarter Results Compared With Fiscal 2007 Second Quarter
Net Sales
     Net sales for the distribution segment decreased 6.5% to $133.4 million (before inter-company eliminations) for the second quarter of fiscal 2008 compared to $142.6 million (before inter-company eliminations) for fiscal 2007 second quarter. Net sales decreased in the software product group to $110.1 million during the second quarter of fiscal 2008 from $110.9 million for the same period last year. DVD video net sales decreased to $15.0 million in the second quarter of fiscal 2008 from $18.6 million in second quarter of fiscal 2007 and video games net sales decreased to $8.2 million in the second quarter of fiscal 2008 from $13.1 million for the same period last year, due to less robust product releases throughout the quarter. The Company believes that future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $13.4 million or 10.0% as a percent of net sales for the second quarter fiscal 2008 compared to $14.3 million or 10.0% as a percent of net sales for second quarter fiscal 2007. The decrease in gross profit is primarily a result of decreased sales. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $13.0 million or 9.7% as a percent of net sales for the second quarter of fiscal 2008 compared to $14.4 million or 10.1% as a percent of net sales for the second quarter of fiscal 2007.
     Selling and marketing expenses for the distribution segment were $3.2 million or 2.4% as a percent of net sales for the second quarter of fiscal 2008 compared to $3.5 million or 2.5% as a percent of net sales for the second quarter of fiscal 2007.
     Distribution and warehousing expenses for the distribution segment were $3.1 million or 2.3% as a percent of net sales for the second quarter of fiscal 2008 compared to $3.0 million or 2.1% as a percent of net sales for the second quarter of fiscal 2007.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.9 million or 4.4% as a percent of net sales for the second quarter of fiscal 2008 compared to $5.5 million or 3.9% as a percent of net sales for the second quarter of fiscal 2007. The increase relates primarily to the Company’s implementation of the new ERP system, offset by decreased personnel costs.
     Bad debt expense for the distribution segment was zero for the second quarter of fiscal 2008 compared to $1.7 million of bad debt expense in the same period last year. The prior year amount was due to the write-off of an accounts receivable of $1.7 million due to the bankruptcy of a significant retailer.
     Depreciation and amortization for the distribution segment was $744,000 for the second quarter of fiscal 2008 compared to $607,000 for the second quarter of fiscal 2007. This increase is primarily due to the depreciation on the ERP system implemented in September, 2007.
     Net operating income for the distribution segment was $377,000 for the second quarter of fiscal 2008 compared to a loss of $110,000 for the second quarter of fiscal 2007.

Fiscal 2008 Six Months Results Compared With Fiscal 2007 Six Months
Net Sales
     Net sales for the distribution segment declined 1.5% to $257.3 million (before inter-company eliminations) for the six month period of fiscal 2008 compared to $261.2 million (before inter-company eliminations) for the six month period of fiscal 2007. Net sales increased in the software product group to $216.6 million during the six month period of fiscal 2008 from $212.3 million for the same period last year. DVD video decreased to $26.5 million in the first six months of fiscal 2008 from $28.0 million in first six months of fiscal 2007 and video games decreased to $14.2 million in the first six months of fiscal 2008 from $20.9 million for the same period last year. The Company believes that future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
Gross Profit
     Gross profit for the distribution segment was $26.0 million or 10.1% as a percent of net sales for the six month period of fiscal 2008 compared to $26.6 million or 10.2% as a percent of net sales for the same period of fiscal 2007. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $24.1 million or 9.3% as a percent of net sales for the six month period of fiscal 2008 compared to $25.8 million or 9.9% as a percent of net sales for the same period of fiscal 2007.
     Selling and marketing expenses for the distribution segment were $6.3 million or 2.4% as a percent of net sales for the six month period of fiscal 2008 compared to $6.8 million or 2.6% as a percent of net sales for the same period of fiscal 2007.
     Distribution and warehousing expenses for the distribution segment were $5.3 million or 2.1% as a percent of net sales for the six month period of fiscal 2008 compared to $5.4 million or 2.1% as a percent of net sales for the same period of fiscal 2007.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $10.9 million or 4.2% as a percent of net sales for the six months of fiscal 2008 compared to $10.6 million or 4.1% as a percent of net sales for the same period of fiscal 2007. The increase relates primarily to the Company’s implementation of the new ERP system, offset by decreased personnel costs.
     Bad debt expense for the distribution segment was zero for the six month period of fiscal 2008 compared to $1.7 million of bad debt expense in the same period last year. The prior year amount was due to the write-off of an accounts receivable of $1.7 million due to the bankruptcy of a significant retailer.
     Depreciation and amortization for the distribution segment was $1.4 million for the first six months of fiscal 2008 compared to $1.2 million for the same period of fiscal 2007. This increase is primarily due to the depreciation on the ERP system implemented in September, 2007.
     Net operating income for the distribution segment was $2.0 million for the six month period of fiscal 2008 compared to $823,000 for same period of fiscal 2007.
Consolidated Other Income and Expense
     Interest expense was $1.4 million for second quarter of fiscal 2008 compared to $2.0 million for second quarter of fiscal 2007. Interest expense was $3.1 million for the six month period of fiscal 2008 compared to $3.9 million for the same period of fiscal 2007. The decrease in interest expense for second quarter and six months of fiscal 2008 is a result of a reduction of debt. Other income (expense) items for the three months ended September 30, 2007 of $204,000 consisted primarily of interest income of $56,000 and foreign exchange gain of $116,000. Other income (expense) items for the three months ended September 30, 2006 of $285,000 consisted primarily of interest income of $92,000 and warrant income of $173,000. Other income (expense) items for the six months ended September 30, 2007 of $495,000 consisted primarily of interest income of $124,000 and foreign exchange gain of $298,000. Other income

(expense) items for the six months ended September 30, 2006 of $62,000 consisted primarily of interest income of $211,000 and warrant expense of $251,000.
Consolidated Income Tax Expense
     The Company’s effective tax rate was 31.8% for the three months ended September 30, 2007 and 40.0% for the three months ended September 30, 2006. The Company’s effective tax rate for the second quarter of fiscal 2008 was lower than second quarter of fiscal 2007 due to the utilization of the capital loss carryforward, resulting in a lower overall annualized tax rate. The Company’s effective tax rate was 26.1% for the six months ended September 30, 2007 and 40.2% for the same period last year, due to the favorable tax attribute noted above.
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
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. During the six months ended September 30, 2007, an additional $80,000 of UTB’s were accrued, which is net of $43,000 of deferred federal and state income tax benefits. As of September 30, 2007, interest accrued was $47,000 and total UTB’s, net of deferred federal and state income tax benefits, was $359,000.
Consolidated Net Income from Continuing Operations
     For the second quarter of fiscal 2008, we recorded net income of $222,000, compared to net income of $1.5 million for the same period last year. For the six month period of fiscal 2008, we recorded net income of $2.1 million, compared to net income of $2.0 million for the same period last year.
Discontinued Operations
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $597,000, net of tax, for the three months ended September 30, 2007. For the three months ended September 30, 2006, the Company recorded net income from discontinued operations of $96,000, net of tax.
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $1.7 million, net of tax, and a gain on sale of discontinued operations of $4.6 million, net of tax, for the period ended September 30, 2007. For the six month period of fiscal 2008, the Company recorded net income from discontinued operations of $254,000, net of tax.

Consolidated Net Income
     For the second quarter of fiscal 2008, we recorded a net loss of $375,000, compared to net income of $1.6 million for the same period last year. For the six month period of fiscal 2008, we recorded net income of $5.1 million, compared to net income of $2.2 million for the same period last year.
Market Risk
     As of September 30, 2007 we had $52.9 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $529,000.
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
Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the six months of fiscal 2008 was $13.0 million and $979,000 for the same period last year. The net cash used in operating activities for the six months of fiscal 2008 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $8.5 million, share-based compensation expense of $567,000, and a change in deferred income taxes of $753,000 and by our working capital demands.
     The following are changes in the operating assets and liabilities: accounts receivable increased by $13.5 million, reflecting the timing of sales; inventories increased by $22.4 million, primarily reflecting higher inventories typically required by fiscal third quarter operations; prepaid expenses increased by $1.9 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $2.3 million and $6.3 million, respectively, due primarily to new content acquisitions; income taxes payable increased $540,000 primarily due to timing of required tax payments and tax refunds; other assets decreased $696,000 due primarily to amortization and recoupments; accounts payable increased $23.9 million, primarily as a result of timing of disbursements, increased inventories and seasonality; and accrued expenses decreased $861,000 primarily as a result of decreased interest expense accrual and royalty payments.
     The net cash used by operating activities in the six months of fiscal 2007 of $979,000 was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $9.8 million, offset by a change in deferred taxes of $1.5 million and by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $9.3 million for the six months of fiscal 2008 and $3.7 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $4.6 million and $717,000, respectively, for the six months of fiscal 2008. Purchases of property and equipment and acquisition of intangible assets for the six months of fiscal 2007 were $2.5 million and $913,000, respectively. Purchases of marketable equity securities totaled $4.0 million for the six months of fiscal 2008, related to the funding of a rabbi trust pursuant to the former CEO’s deferred compensation arrangement. Payments of earn-outs related to the BCI acquisition totaled $350,000 for fiscal 2007.
Financing Activities
     Cash flows provided by financing activities totaled $4.8 million for the six months of fiscal 2008 and cash flows used in financing activities totaled $2.3 million for the six months of fiscal 2007. The Company had repayments of notes payable and line of credit of $85.7 million in the six months of fiscal 2008 and net proceeds from line of credit of $84.6 million and debt issuance costs of $242,000 for the six months of fiscal 2008. The Company had repayments of notes payable and line of credit of $11.8 million and net proceeds from line of credit of $9.3 million for the six months of fiscal 2007. Checks written in excess of cash were $6.1 million as of fiscal 2008. The Company recorded proceeds from the exercise of common stock options and warrants of $169,000 and $342,000 for the six months of fiscal 2008 and 2007, respectively.

Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $6.6 million for the six months of fiscal 2008 and cash flows provided by discontinued operations were $1.2 million for the six months of fiscal 2007. Proceeds from the sale of discontinued operations were $6.5 million for the six months of fiscal 2008.
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
     On March 22, 2007, the credit agreement was amended and restated in its entirety and currently provides for a senior secured three-year $95.0 million revolving credit facility which expires on March 22, 2010. The revolving facility is available to us for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At September 30, 2007 and March 31, 2007 we had $43.0 million and $39.0 million outstanding on the revolving facility, respectively, and approximately $19.6 million in excess availability at September 30, 2007.
     We also entered into a credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of our assets of the Company. At September 30, 2007 and March 31, 2007 we had $9.8 million and $15.0 million outstanding on the facility, respectively.
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
     Under both of the credit agreements, we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA and a maximum of indebtedness to EBITDA. We were in compliance with all the covenants related to the credit facility on September 30, 2007.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, in order that we might plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and to fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content from first parties; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system (“ERP”) that the Company has undertaken. During the first six months of fiscal 2008, we invested approximately $13.1 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $5.8 million in connection with the licensing and implementation of our ERP system during the six months of fiscal 2008. We anticipate that cash outlays in connection with the ERP system for the remaining fiscal 2008 will be approximately $4 million which we expect to be funded through working capital.
     Our credit agreements currently provide a three-year $95.0 million revolving facility and a four-year Term Loan facility for $15.0 million. The revolving facility of up to $95.0 million is available for working capital and general corporate needs. During fiscal 2008, we made payments of $5.2 million on the Term Loan facility. As of September 30, 2007 and March 31, 2007 we had $9.8 million and $15.0 million, respectively, outstanding on the Term Loan facility and $43.0 million and $39.0 million, respectively, outstanding on the revolving facility and excess availability of approximately $19.6 million at September 30, 2007.

     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facilities will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for the remainder of this fiscal year and otherwise in the foreseeable future, absent significant acquisitions. We have stated our plans to grow through acquisitions; however such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of September 30, 2007 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$28,802	$3,726	$5,900	$5,230	$13,946
Capital leases	145	77	68	—	—
Note payable	9,820	150	300	9,370	—
License and distribution agreement	16,191	9,390	6,801	—	—

Total	$54,958	$13,343	$13,069	$14,600	$13,946

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
(b) Change in Internal Controls over Financial Reporting
     There were no changes, except as noted below, in the Company’s internal control over financial reporting during its most recently completed quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
     During the second quarter of fiscal 2008, the Company implemented SAP, an enterprise resource planning system. All operations, except for warehouse and distribution functions, were migrated to the system. The remaining functions will be migrated during fiscal 2009. As appropriate, the Company is modifying the design and documentation of its internal control processes and procedures to reflect these changes and to supplement and complement existing internal control over financial reporting. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings discussion in Note 20 to the Company’s consolidated financial statements included herein.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Securities Holders
     Our Annual Meeting of Shareholders was held on September 13, 2007. At the meeting, the following actions were taken:
     The following persons were elected as directors of the Company, each for a three-year term ending at the Annual Meeting of Shareholders held in 2010:

Names	Votes For	Votes Withheld
Keith A. Benson	28,860,622	2,767,737
Cary L. Deacon	28,887,366	2,790,993
Timothy R. Gentz	28,861,144	2,767,215
Tom F. Weyl	28,593,421	3,034,938
     The approval of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2008 was approved by a vote of 28,578,316 shares in favor, 2,819,032 shares against, 231,011 shares abstained and there were no broker non-votes.
     The approval of an amendment to the Amended and Restated 2004 Stock Plan to increase the number of shares available for issuance under the Plan was approved by a vote of 11,479,126 shares in favor, 6,332,542 shares against, 46,189 shares abstained and there were 13,770,502 broker non-votes.
Item 5. Other Information
     None
Item 6. Exhibits
     (a) The following exhibits are included herein:
10.1	Navarre Corporation 2004 Stock Plan Restricted Stock Unit Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation
(Registrant)

Date: November 8, 2007	/s/ Cary L. Deacon

Cary L. Deacon
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	/s/ J. Reid Porter

J. Reid Porter
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)