Form 10-Q
period 2007-12-31
NAVARRE CORP /MN/
filed 2008-02-08
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2007
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
Registrant’s telephone number, including area code (763) 535-8333
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 6, 2008
Common Stock, No Par Value	36,210,686 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$4,248	$966
Marketable securities	1,420	—
Accounts receivable, less allowances of $16,891 and $18,284, respectively	116,171	70,609
Inventories	50,823	36,791
Prepaid expenses and other current assets	12,208	11,126
Income tax receivable	29	828
Deferred tax assets — current	9,979	8,935
Assets of discontinued operations	210	21,889

Total current assets	195,088	151,144
Property and equipment, net of accumulated depreciation of $13,633 and $10,786, respectively	17,342	14,042
Other assets:
Marketable securities	2,667	—
Goodwill	81,697	81,697
Intangible assets, net of amortization of $19,765 and $15,588, respectively	11,107	14,197
License fees, net of amortization of $16,670 and $12,688, respectively	19,784	15,609
Other assets	11,479	11,193
Assets of discontinued operations	—	343

Total assets	$339,164	$288,225

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$48,917	$38,956
Note payable — short term	150	150
Capital lease obligation — short term	74	102
Accounts payable	129,741	87,145
Deferred compensation	2,066	—
Accrued expenses	15,852	13,578
Liabilities of discontinued operations	846	12,748

Total current liabilities	197,646	152,679
Long-term liabilities:
Note payable — long-term	9,632	14,850
Capital lease obligation — long-term	73	120
Deferred compensation	3,685	6,358
Income taxes payable	733	—
Deferred tax liabilities — non-current	3,212	7
Other long-term liabilities	760	760

Total liabilities	215,741	174,774
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,210,686 and 36,038,295, respectively	159,801	158,801
Accumulated deficit	(36,378)	(45,350)

Total shareholders’ equity	123,423	113,451

Total liabilities and shareholders’ equity	$339,164	$288,225

Note: The balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$217,547	$195,424	$498,284	$486,488
Cost of sales (exclusive of depreciation and amortization)	185,913	162,717	420,606	402,725

Gross profit	31,634	32,707	77,678	83,763
Operating expenses:
Selling and marketing	7,323	7,916	20,922	22,148
Distribution and warehousing	3,592	4,048	8,935	9,475
General and administrative	9,591	9,646	25,839	25,724
Bad debt expense	—	52	85	2,871
Depreciation and amortization	2,506	2,792	7,047	8,099

Total operating expenses	23,012	24,454	62,828	68,317

Income from operations	8,622	8,253	14,850	15,446
Other income (expense):
Interest expense	(1,778)	(2,061)	(4,857)	(5,988)
Interest income	43	42	167	253
Warrant expense	—	—	—	(251)
Other income (expense), net	60	(80)	431	21

Net income before income tax	6,947	6,154	10,591	9,481
Income tax expense	(2,938)	(2,354)	(4,454)	(3,690)

Net income from continuing operations	4,009	3,800	6,137	5,791
Discontinued operations, net of tax
Gain on sale of discontinued operations	70	—	4,714	—
Income (loss) from discontinued operations	(176)	251	(1,879)	505

Net income	$3,903	$4,051	$8,972	$6,296

Basic earnings per common share:
Continuing operations	$.11	$.10	$.17	$.16
Discontinued operations	$—	$.01	$.08	$.02

Net income	$.11	$.11	$.25	$.18

Diluted earnings per common share:
Continuing operations	$.11	$.10	$.17	$.16
Discontinued operations	$—	$.01	$.08	$.01

Net income	$.11	$.11	$.25	$.17

Weighted average shares outstanding:
Basic	36,143	35,868	36,080	35,750
Diluted	36,257	36,271	36,281	36,205
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Operating activities:
Net income	$8,972	$6,296
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	1,879	(505)
Gain on sale of discontinued operations	(4,714)	—
Depreciation and amortization	7,107	8,182
Amortization of deferred financing costs	243	447
Amortization of license fees	3,983	5,295
Amortization of production costs	2,163	1,771
Change in deferred revenue	229	610
Share-based compensation expense	826	520
Deferred income taxes	2,161	(1,867)
Change in fair market value of warrants	—	251
Deferred compensation	(607)	811
Other	(54)	250
Changes in operating assets and liabilities:
Accounts receivable	(45,562)	(44,812)
Inventories	(14,032)	(4,686)
Prepaid expenses	(1,082)	(4,063)
Income taxes receivable	799	4,408
Other assets	1,118	1,305
Production costs	(3,637)	(2,777)
License fees	(8,158)	(7,460)
Accounts payable	42,596	45,724
Income taxes payable	733	1,564
Accrued expenses	2,017	(3,394)

Net cash (used in) provided by operating activities	(3,020)	7,870
Investing activities:
Purchases of property and equipment	(6,165)	(4,232)
Purchases of intangible assets	(1,087)	(1,234)
Purchases of marketable equity securities	(4,000)	—
Other	—	(298)

Net cash used in investing activities	(11,252)	(5,764)
Financing activities:
Proceeds from note payable, line of credit	136,773	44,297
Payments on note payable, line of credit	(126,812)	(44,297)
Payments on note payable	(5,218)	(3,750)
Repayments of capital lease obligations	(75)	(85)
Debt acquisition costs	(240)	(75)
Proceeds from exercise of common stock options and warrants	171	421
Other	—	(131)

Net cash provided by (used in) financing activities	4,599	(3,620)
Discontinued operations:
Net cash provided by (used in) operating activities	6,455	(2,050)
Proceeds from sale of discontinued operations	6,500	—

Net increase (decrease) in cash	3,282	(3,564)
Cash at beginning of period	966	14,296

Cash at end of period	$4,248	$10,732

Supplemental cash flow information:
Cash paid for (received from):
Interest	$4,394	$7,229
Income taxes, net of refunds	495	(595)
Supplemental schedule of non-cash investing and financing activities:
Purchase price adjustments affecting accounts receivable and gain on sale, net of tax	70	—
Shares received for payment of tax withholding obligations	28	—
Purchase price adjustments affecting accounts receivable and goodwill	—	145
Reclassification of warrant accrual and temporary equity to common stock	—	19,120
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
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2008 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and nine months ended December 31, 2007 and 2006. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and other allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. Reserves for returns are based on the application of the Company’s historical or anticipated gross profit percent against sales returns. Reserves for sales discounts are based on historical or anticipated percent of gross sales. Additionally, there are specific reserves for marketing programs.
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
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for the Company beginning April 1, 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items. The impact, if any, SFAS 159 will have on its financial condition, results of operations and cash flows is uncertain at this time.
     On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended June 30, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, SFAS 160 will have on its financial condition, results of operations and cash flows.

     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date);

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended March 31, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, FAS 141(R) will have on its financial condition, results of operations and cash flows.
Note 2 — Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of Navarre Entertainment Media, Inc. Accordingly, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of $10.8 million net trade receivables related to this business as of May 31, 2007. The Company will continue to liquidate the remaining retained assets and liabilities during fiscal 2008.
     As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations.
     During the third quarter of fiscal 2008, the Company adjusted the carrying value of the assets and liabilities of discontinued operations by $116,000 ($70,000 net of tax) to reflect settled contingencies. The additional gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$10	$14,824	$5,098	$43,248
Net income (loss) from discontinued operations, before income tax	(367)	407	(3,202)	831
Income tax benefit (expense)	191	(156)	1,323	(326)

Net income (loss) from discontinued operations, net of tax	$(176)	$251	$(1,879)	$505

     No interest expense was allocated to the operating results of discontinued operations.

     The major classes of assets and liabilities of discontinued operations as of December 31, 2007 and March 31, 2007 were as follows:

	December 31,	March 31,
	2007	2007
Accounts receivable	$—	$15,175
Inventory	—	3,436
Prepaid expenses and other current assets	—	2,694
Deferred tax assets — current	210	584

Current assets of discontinued operations	210	21,889
Intangible assets, net of amortization	—	343

Total assets of discontinued operations	$210	$22,232

Accounts payable	$273	$12,075
Accrued expenses	573	673

Current liabilities of discontinued operations	$846	$12,748

Note 3 — Marketable Securities
     Marketable securities at December 31, 2007 consist of government agency bonds and a money market fund. The Company classifies these securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of December 31, 2007
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency bonds	$2,004	$—	$—
Money market fund	2,083	—	—

	$4,087	$—	$—

     There were no unrealized holding gains or losses or realized gains or losses for the period ended December 31, 2007.
     The marketable securities are held in a rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 21) for a former chief executive officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of December 31, 2007, $1.4 million and $2.7 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at December 31, 2007 ranged between January 2008 and November 2009.
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

Stock Options
     Option activity for the Plans for the nine months ended December 31, 2007 is summarized as follows (in thousands, except options, contractual term, and exercise price amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term	value
Options outstanding, March 31, 2007:	3,601,700	$6.92
Granted	404,000	2.73
Exercised	(220,248)	1.51
Canceled	(419,252)	7.01

Options outstanding, December 31, 2007	3,366,200	$6.76	7.6	$125

Options exercisable, December 31, 2007	2,403,272	$8.00	7.0	$101

Shares available for future grant, December 31, 2007	1,763,899
     The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 and 2006 were $541,000 and $649,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.08 as of December 31, 2007, which could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 and 2006 was 584,810 and 429,500 options, respectively.
     As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $1.8 million. This amount is expected to be recognized over the next 1.50 years on a weighted-average basis.
     During the nine months ended December 31, 2007 and 2006, the Company received cash from the exercise of stock options totaling $171,000 and $421,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the nine months ended December 31, 2007 and 2006.
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
     A summary of the Company’s restricted stock activity as of December 31, 2007 and of changes during the nine months ended December 31, 2007 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	120,000	$4.68	1.59
Granted	131,000	2.41	—
Vested	(73,333)	4.41	—
Forfeited	—	—	—

Unvested, end of period	177,677	$3.00	9.59

     The total fair value of shares vested during the nine months ended December 31, 2007 and 2006 was $271,000 and $26,000, respectively. The weighted average fair value of restricted stock granted for the nine months ended December 31, 2006 was $4.66.
     As of December 31, 2007 total compensation cost related to non-vested restricted stock awards not yet recognized was $503,000. This amount is expected to be recognized over the next 1.70 years, on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the nine month periods ended December 31, 2007 and 2006.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting a three year Total Shareholder Return (“TSR”) target relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for each of the nine months ended December 31, 2007 and 2006 was $85,000 based upon the number of units granted.
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
Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine months ended December 31, 2006 and 2007 were calculated using the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	67%	69%	67%	69%
Risk-free interest rate	3.83%	4.55%	4.00%	4.60%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value of grants	$1.40	$3.00	$1.61	$2.94
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R, net of estimated forfeitures, for the three and nine months ended December 31, 2007 was $259,000 and $826,000, respectively. Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R for the three and nine months ended December 31, 2006 was $220,000 and $520,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$4,009	$3,800	$6,137	$5,791

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,143	35,868	36,080	35,750
Equivalent shares from share-based compensation plans	114	403	201	455

Denominator for diluted earnings per share—adjusted weighted-average shares	36,257	36,271	36,281	36,205

Net earnings per share from continuing operations:
Basic	$.11	$.10	$.17	$.16

Diluted	$.11	$.10	$.17	$.16

     Share-based compensation awards for which total employee proceeds, including unrecognized compensation, exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share. Share-based compensation awards of 2.9 million shares for both the three and nine month periods ended December 31, 2007 were excluded from the diluted earnings per share calculation as they were anti-dilutive. Share-based compensation awards of 2.8 million and 2.5 million shares for the three and nine month periods ended December 31, 2006, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.
     The effect of the inclusion of warrants for the three and nine months ended December 31, 2007 and 2006 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the three and nine month periods ended December 31, 2007 and 2006, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 6 — Comprehensive Income
     Other comprehensive income pertained to net unrealized gains and losses on hedge derivatives used to hedge interest rates on bank debt that are not included in net income but rather are recorded directly in shareholders’ equity (see further discussion Note 17). There were no hedge derivatives at December 31, 2007.
     (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$3,903	$4,051	$8,972	$6,296
Net unrealized gain on hedge derivatives, net of tax	—	(18)	—	18

Comprehensive income	$3,903	$4,033	$8,972	$6,314

     The changes in other comprehensive income were primarily non-cash items.
Note 7 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.

Note 8 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Trade receivables	$130,639	$86,903
Vendor receivables	939	447
Other receivables	1,484	1,543

	$133,062	$88,893
Less: allowance for doubtful accounts and sales discounts	6,304	6,301
Less: allowance for sales returns, net margin impact	10,587	11,983

Total	$116,171	$70,609

Note 9 — Prepaid Expenses and Other Assets
     Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Prepaid royalties	$11,189	$9,621
Other	1,019	1,505

Total	$12,208	$11,126

Note 10 — Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Finished products	$41,554	$27,313
Consigned inventory	2,612	3,790
Raw materials	6,657	5,688

Total	$50,823	$36,791

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.
Note 11 — License Fees
     License fees consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
License fees	$36,454	$28,297
Less: accumulated amortization	16,670	12,688

	$19,784	$15,609

     Amortization of license fees for the three and nine month periods ended December 31, 2007 were $1.2 million and $4.0 million, respectively, and for the three and nine month periods ended December 31, 2006 were $2.0 million and $5.3 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 12 — Production Costs
     Production costs consisted of the following and are included in “Other assets” (in thousands):

	December 31,	March 31,
	2007	2007
Production costs	$13,209	$9,572
Less: accumulated amortization	6,318	4,155

	$6,891	$5,417

     Amortization of production costs for the three and nine month periods ended December 31, 2007 were $951,000, and $2.2 million, respectively, and for the three and nine month periods ended December 31, 2006 were $689,000 and $1.8 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 13 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Land and buildings	$1,623	$1,623
Furniture and fixtures	1,332	1,111
Computer and office equipment	14,534	6,425
Warehouse equipment	9,564	9,103
Production equipment	704	520
Leasehold improvements	2,104	1,913
Construction in progress	1,114	4,133

Total	$30,975	$24,828
Less: accumulated depreciation and amortization	13,633	10,786

Net property and equipment	$17,342	$14,042

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities, the Company accelerated the lease payments of a California property no longer in use. During the third quarter of fiscal 2008, the Company recorded $60,000 in rent expense, which includes the maximum future lease expense of $169,000, offset by estimated sublease rentals of $109,000.
     Additionally, the Company recorded non-cash impairment charges of $24,000 related to the vacated lease, which reflect the book value of leasehold improvements remaining at the property that the Company was not actively selling. These impairment charges were recorded in depreciation and amortization for the third quarter of fiscal 2008.

Note 14 — Goodwill and Intangible Assets
Goodwill
     As of December 31, 2007 and March 31, 2007, goodwill was $81.7 million. There were no changes to goodwill during the first nine months of fiscal 2008.
Intangible assets
     Other identifiable intangible assets, net of amortization, of $11.1 million and $14.2 million as of December 31, 2007 and March 31, 2007, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of December 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,156	$6,031	$3,125
License relationships	20,078	13,718	6,360
Domain name	70	16	54
Other (not amortized)	1,568	—	1,568

	$30,872	$19,765	$11,107

	As of March 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,069	$4,542	$3,527
License relationships	20,078	11,038	9,040
Domain name	70	8	62
Other (not amortized)	1,568	—	1,568

	$29,785	$15,588	$14,197

     Aggregate amortization expense for the three and nine month periods ended December 31, 2007 were $1.4 million and $4.2 million, respectively, and for the three and nine month periods ended December 31, 2006 were $2.0 million and $5.9 million, respectively.
     Based on the intangibles in service as of December 31, 2007, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$1,403
2009	4,665
2010	2,403
2011	532
2012	237
Thereafter	303

Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets”. Debt issuance costs totaled $1.2 million and $990,000 at December 31, 2007 and March 31, 2007, respectively. Accumulated amortization amounted to approximately $248,000 and $5,000 at December 31, 2007 and March 31, 2007, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Compensation and benefits	$3,218	$4,112
Royalties	6,504	4,172
Rebates	2,886	2,091
Interest	623	160
Other	2,621	3,043

Total	$15,852	$13,578

Note 16 — Bank Financing and Debt
     In March 2007, the Company entered into a credit agreement with General Electric Capital Corporation for a senior secured, three-year $95.0 million revolving credit facility which expires on March 22, 2010. The revolving facility is available to the Company for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the assets, as well as the capital stock of the Company’s subsidiary companies.
     The Company entered into a term loan facility with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and a final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of the assets of the Company.
     In association with the credit agreements, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate and LIBOR rates plus 1.0% and 2.25%, respectively at December 31, 2007 and .75% and 2.0%, respectively at March 31, 2007 (8.25% and 7.2% at December 31, 2007 and 9.0% and 7.3% at March 31, 2007, respectively) and is payable monthly. As of December 31, 2007 and March 31, 2007 the Company owed $49.0 million and $39.0 million, respectively, under the revolving working capital facility. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at December 31, 2007 and March 31, 2007 (12.3% as of December 31, 2007 and 12.8% as of March 31, 2007). The amounts owed under the Term Loan facility were $9.8 million and $15.0 million at December 31, 2007 and March 31, 2007, respectively.
     Under both of the credit agreements, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facilities as of December 31, 2007.
     Long-term debt consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Note payable	$9,782	$15,000
Less: current portion	150	150

Total long—term debt	$9,632	$14,850

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at December 31, 2007. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — 2006 Private Placement
     On March 21, 2006 (the “Closing Date”), the Company completed a private placement (the “PIPE”) to institutional and other accredited investors of 5,699,998 shares of common stock and 1,596,001 shares of common stock issuable upon exercise of warrants. The Company sold the securities for $3.50 per share for total proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million. The per share price of $3.50 represented a discount of approximately 8.4% of the closing market price of the Company’s common stock on the date the purchase was completed. The warrants issued to the 2006 placement investors were five-year warrants exercisable at any time after the sixth month anniversary of the date of issuance at $5.00 per share. As of December 31, 2007 and March 31, 2007, 1,596,001 warrants were outstanding related to this issuance, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC.
     In accordance with the terms of the PIPE, the Company was required to file with the SEC, within thirty (30) days from the Closing Date, a registration statement covering the common shares issued and issuable pursuant to the warrants sold in the PIPE. The Company was also required to cause the registration statement to become effective on or before August 18, 2006 and to use its “best efforts” to maintain the effectiveness of the registration. The Company was subject to liquidated damages of one percent (1%) per month of the aggregate gross proceeds ($20.0 million) with a 9% cap, as to the total liquidated damages, if the Company failed to cause the registration statement to become effective prior to August 18, 2006, or if, following its having been declared effective, it should cease to be effective prior to the expiration of a period of time as is set forth in the registration rights agreement between the Company and the PIPE purchasers. As the registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2006 and the registration statement remains effective, the Company has not been required to pay any liquidated damages.
     The warrants, which were issued together with the common stock, have a term of five years, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right after the first anniversary date of the warrant to require exercise of the warrant if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.
     Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19”), the fair value of the warrants issued in the PIPE transaction were reported as a liability and the value of the common stock was reported as temporary equity due to the requirement to net-cash settle the transaction.
     The fair value of the warrants was determined using a lattice valuation model. The assumptions utilized in computing the fair value of the warrants were as follows at September 30, 2006: expected life of 5 years, estimated volatility of 70%, a risk free interest rate of 4.6% and a call option of $8.50 one year after the Closing Date. On the Closing Date, the common stock was recorded at approximately $16.6 million, (the difference between the net proceeds and the fair value of the warrants) and was recorded in temporary equity on the Consolidated Balance Sheets. The warrants were considered a derivative financial instrument and were marked to fair value on a quarterly basis. Any changes in fair value of the warrants were recorded through the Consolidated Statement of Operations as other income (expense). For the nine months ended December 31, 2006, the Company recognized an expense of $251,000 associated with the fair value adjustment of the warrants. The Company reclassified the $16.6 million of temporary equity to equity as of July 27, 2006, as the shares were registered with the effectiveness of the registration statement. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.

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
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. During the nine months ended December 31, 2007, an additional $258,000 of UTB’s were accrued, which is net of $58,000 of deferred federal and state income tax benefits. As of December 31, 2007, interest accrued was $53,000 and total UTB’s, net of deferred federal and state income tax benefits, was $585,000.
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
     For the three months ended December 31, 2007 and 2006, the Company recorded income tax expense from continuing operations of $2.9 million and $2.4 million, respectively. The effective income tax rate for the three months ended December 31, 2007 was 42.4%, compared to 38.3% for the three months ended December 31, 2006. For the nine months ended December 31, 2007 and 2006, the Company recorded income tax expense from continuing operations of $4.5 million and $3.7 million, respectively. The effective income tax rate for the nine months ended December 31, 2007 was 42.1%, compared to 38.9% for the nine months ended December 31, 2006. The effective tax rate for the nine months ended December 31, 2007 was higher primarily due to the expensing of incentive stock options under SFAS 123R, Share-Based Payment and increased state taxes.
     For the three months ended December 31, 2007 and 2006, the Company recorded income tax benefit from discontinued operations of $191,000 and income tax expense from discontinued operations of $156,000, respectively. The effective income tax rate for the three months ended December 31, 2007 was 51.9%, compared to 38.3% for the three months ended December 31, 2006. For the nine months ended December 31, 2007 and 2006, the Company recorded income tax expense from discontinued operations of $210,000 and $326,000, respectively. The effective income tax rate for the nine months ended December 31, 2007 was 6.9%, compared to 38.9% for the nine months ended December 31, 2006. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate was 41.8% for the three months ended December 31, 2007 compared to 38.3% for the same period last year. The Company’s overall effective tax rate was 34.2% for the nine months ended December 31, 2007 compared to 38.9% for the same period last year.
     It has been determined, based on expectations of future taxable income, that a valuation reserve is not required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 19 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor. The Agreement contains provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $1.5 million and $3.8 million for the three and nine months ended December 31, 2007, respectively, and $1.6 million and $4.7 million for the three and nine months ended December 31, 2006, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of December 31, 2007 and March 31, 2007, $2.9 million and $2.8 million, respectively, in target payments are reflected in prepaid assets in the Consolidated Balance Sheets. The target payments are non-refundable, but are offset by royalties earned in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity with products provided to it under this Agreement.
Note 20 — Commitments and Contingencies
Litigation and Proceedings
     In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that, other than the matters described immediately below, are incidental to the operation of the Company’s business. Those proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of the matters that are not described below could be material to the Company’s consolidated results of operations. Because of the preliminary status of the Company’s various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company, if any.
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
     The Company and Plaintiffs agreed in principle to settle this litigation. This settlement remains subject to the satisfaction of various conditions, including the negotiation and execution of a final stipulation of settlement and approval by the U.S. District Court for the District of Minnesota. However, the Company anticipates that it will not be required to contribute any funds to the settlement beyond the already exhausted retention under its insurance policy. A hearing for final approval of the settlement took place on February 7, 2008, at which time the Magistrate Judge indicated that she would recommend to the Court that the settlement be approved.

Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Under this agreement, the Company agreed to pay beginning April 1, 2007, over three years, approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company expensed $811,000 for this obligation during the nine months ended December 31, 2006. At December 31, 2007 and March 31, 2007, $1.7 million and $2.4 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. At December 31, 2007 and March 31, 2007, $4.0 million had been accrued in the consolidated financial statements for this arrangement. In April 2007, the Company deposited $4.0 million into a rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Company will pay this amount, plus interest at 8%, over three years.
     The former CEO’s employment agreement also included a loan to the executive for a maximum of $1.0 million, of which no amounts were due at December 31, 2007 and March 31, 2007, respectively. Under the terms of the loan, which was entered into prior to the Sarbanes-Oxley Act of 2002, $200,000 of the $1.0 million principal and all unpaid and unforgiven interest was forgiven by the Company annually through March 31, 2007. During the nine months ended December 31, 2006, the Company forgave $150,000 of principal and interest. The outstanding note amount bore an annual interest rate of 5.25%.
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

     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2007
Net sales	$31,354	$205,221	$(19,028)	$217,547
Income from continuing operations	5,730	2,892	—	8,622
Net income from continuing operations, before income tax	4,609	2,338	—	6,947
Total assets	$178,345	$280,869	$(120,050)	$339,164

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2006
Net sales	$35,045	$184,090	$(23,711)	$195,424
Income from continuing operations	4,943	3,310	—	8,253
Net income from continuing operations, before income tax	5,091	1,063	—	6,154
Total assets	$305,382	$165,076	$(109,986)	$360,472

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2007
Net sales	$88,020	$462,502	$(52,238)	$498,284
Income from continuing operations	10,007	4,843	—	14,850
Net income from continuing operations, before income tax	6,762	3,829	—	10,591
Total assets	$178,345	$280,869	$(120,050)	$339,164

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2006
Net sales	$95,788	$445,311	$(54,611)	$486,488
Income from continuing operations	11,313	4,133	—	15,446
Net income (loss) from continuing operations, before income tax	11,566	(2,085)	—	9,481
Total assets	$305,382	$165,076	$(109,986)	$360,472

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the third quarter of fiscal 2008 increased 11.3% to $217.5 million compared to $195.4 million for the third quarter of fiscal 2007. The increase in net sales is due to growth in our distribution business in the areas of internet security and photo imaging. Our gross profit was $31.6 million or 14.5% of net sales in the third quarter fiscal 2008 compared with $32.7 million or 16.7% of net sales for the same period in fiscal 2007. The decline in gross profit is due to product sales mix. Total operating expenses for the third quarter of fiscal 2008 were $23.0 million or 10.6% of net sales, compared with $24.5 million or 12.5% of net sales in the same period for fiscal 2007. The decrease in expenses is primarily due to the reduction of discretionary spending in the area of selling and marketing and reduced personnel costs. Net income from continuing operations for the third quarter fiscal 2008 was $4.0 million or $.11 per diluted share from continuing operations compared to net income from continuing operations of $3.8 million or $0.10 per diluted share from continuing operations for the same period last year.
     Consolidated net sales for the nine months ended December 31, 2007 increased 2.4% to $498.3 million compared to $486.5 million for the first nine months of fiscal 2007. Our gross profit decreased to $77.7 million or 15.6% of net sales in the first nine months of 2008 compared with $83.8 million or 17.2% of net sales for the same period in fiscal 2007. The decline in gross profit is due principally to product sales mix. Total operating expenses for the first nine months of fiscal 2008 were $62.8 million or 12.6% of net sales, compared with $68.3 million or 14.0% of net sales in the same period in fiscal 2007. The decrease in expenses is primarily due to the reduction of discretionary spending in the area of selling and marketing and reduced personnel costs. Additionally, total operating expense for the first nine months of fiscal 2007 reflects bad debt expense of $2.9 million from the write-off of accounts receivables due to the bankruptcy of a significant retailer. Net income from continuing operations for the first nine months of fiscal 2008 increased to $6.1 million or $.17 per diluted share from continuing operations compared to net income from continuing operations of $5.8 million or $0.16 per diluted share from continuing operations for the same period last year.

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
     During the third quarter of fiscal 2008 the Company adjusted the carrying value of the assets and liabilities of discontinued operations by $116,000 ($70,000 net of tax), to reflect settled contingencies. The additional gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations.
     Net sales from discontinued operations for the three months ended December 31, 2007 were $10,000 compared to $14.8 million for the three months ended December 31, 2006. Net loss from discontinued operations for the three months ended December 31, 2007 was $106,000 or $0.00 per diluted share from discontinued operations compared to net income of $251,000 or $0.01 per diluted share from discontinued operations for the same period of last year.
     Net sales from discontinued operations for the nine months ended December 31, 2007 were $5.1 million compared to $43.2 million for the nine months ended December 31, 2006. Net income from discontinued operations for the nine months ended December 31, 2007 was $2.8 million or $0.08 per diluted share from discontinued operations compared to net income of $505,000 or $0.01 per diluted share from discontinued operations for the same period of last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts collected from our accounts receivable and our credit facilities in order to meet our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four-year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provides for a three-year $95.0 million revolving credit facility and the Monroe agreement provides for a $15.0 million Term Loan facility. At December 31, 2007 and March 31, 2007, we had $49.0 million and $39.0 million, respectively, outstanding on our revolving credit facility. At December 31, 2007 and March 31, 2007, we had $9.8 million and $15.0 million outstanding, respectively, on our Term Loan facility. Interest under the revolving facility was at the index rate and LIBOR rates plus 1.0% and 2.25%, respectively at December 31, 2007 and .75% and 2.0%, respectively at March 31, 2007 (8.25% and 7.2% at December 31, 2007 and 9.0% and 7.3% at March 31, 2007, respectively) and is payable monthly. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at December 31, 2007 and March 31, 2007 (12.3% as of December 31, 2007 and 12.8% as of March 31, 2007). Excess availability at December 31, 2007 on our revolving facility was approximately $22.8 million.
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

Reconciliation of GAAP Net Sales to Net Sales Before Inter-Company Eliminations
     In evaluating our financial performance and operating trends, management considers information concerning net sales before inter-company eliminations of sales that are not prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. Management believes these non-GAAP measures are useful because they provide supplemental information that facilitates comparisons to prior periods and for the evaluations of financial results. Management uses these non-GAAP measures to evaluate financial results, develop budgets and manage expenditures. The method the Company uses to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
(In thousands)	2007	2006	2007	2006
Net sales:
Distribution	$205,221	$184,090	$462,502	$445,311
Publishing	31,354	35,045	88,020	95,788

Net sales before inter-company eliminations	236,575	219,135	550,522	541,099
Inter-company eliminations	(19,028)	(23,711)	(52,238)	(54,611)

Net sales as reported	$217,547	$195,424	$498,284	$486,488

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Net sales:
Distribution	94.3%	94.2%	92.8%	91.5%
Publishing	14.4	17.9	17.7	19.7
Inter-company sales	(8.7)	(12.1)	(10.5)	(11.2)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	85.5	83.3	84.4	82.8

Gross profit	14.5	16.7	15.6	17.2
Operating expenses
Selling and marketing	3.4	4.1	4.2	4.5
Distribution and warehousing	1.6	2.1	1.8	1.9
General and administrative	4.4	4.9	5.2	5.3
Bad debt	—	—	—	0.6
Depreciation and amortization	1.2	1.4	1.4	1.7

Total operating expenses	10.6	12.5	12.6	14.0

Income from operations	3.9	4.2	3.0	3.2
Interest expense	(0.8)	(1.1)	(1.0)	(1.2)
Interest income	—	—	—	0.1
Warrant expense	—	—	—	(0.1)
Other income (expense), net	0.1	—	0.1	—

Net income from continuing operations	3.2	3.1	2.1	2.0
Income tax expense	(1.4)	(1.2)	(0.9)	(0.8)

Net income from continuing operations	1.8	1.9	1.2	1.2
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	1.0	—
Net income (loss) from discontinued operations	—	0.2	(0.4)	0.1

Net income	1.8%	2.1%	1.8%	1.3%

Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation.
Fiscal 2008 Third Quarter Results Compared With Fiscal 2007 Third Quarter
Net Sales
     Net sales for the publishing segment were $31.4 million (before inter-company eliminations) for the third quarter fiscal 2008 compared to $35.0 million (before inter-company eliminations) for the third quarter fiscal 2007. The 10.5% decrease in net sales over the prior year quarter was primarily due to a decline in DVD video net sales at BCI. The Company believes sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $12.4 million or 39.6% as a percent of net sales for the third quarter of fiscal 2008 compared to $13.9 million or 39.7% as a percent of net sales for the third quarter of fiscal 2007. The decrease in gross profit is a result of decreased sales and product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses decreased $2.3 million for the publishing segment to $6.7 million or 21.4% as a percent of net sales, for the third quarter of fiscal 2008, from $9.0 million or 25.6% as a percent of net sales, for the third quarter of fiscal 2007.
     Selling and marketing expenses for the publishing segment were $2.6 million or 8.2% as a percent of net sales for the third quarter of fiscal 2008 compared to $3.6 million or 10.3% as a percent of net sales for the third quarter of fiscal 2007. The decrease is principally due to a reduction of discretionary marketing and advertising programs.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.5 million or 8.1% as a percent of net sales for the third quarter of fiscal 2008 compared to $3.0 million or 8.5% as a percent of net sales for the third quarter of fiscal 2007. The decrease is primarily due to reduced personnel costs.
     Bad debt expense for the publishing segment was zero for the third quarter of fiscal 2008 compared to $266,000 for the same period last year. The prior year amount relates to a FUNimation pre-acquisition receivable that was deemed uncollectible.
     Depreciation and amortization for the publishing segment was $1.6 million for the third quarter of fiscal 2008 compared to $2.1 million for the third quarter of fiscal 2007. The decrease is primarily due to a reduction in amortization expense related to acquisition related intangibles.
     The publishing segment had net operating income of $5.7 million for the third quarter of fiscal 2008 compared to net operating income of $4.9 million for the third quarter of fiscal 2007.
Fiscal 2008 Nine Months Results Compared With Fiscal 2007 Nine Months
Net Sales
     Net sales for the publishing segment were $88.0 million (before inter-company eliminations) for the nine month period of fiscal 2008 compared to $95.8 million (before inter-company eliminations) for the same period of fiscal 2007. The 8.1% decrease in net sales is due to a decline in DVD video net sales at BCI. The Company believes that sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $32.5 million or 36.9% as a percent of net sales for the nine month period of fiscal 2008 compared to $38.4 million or 40.0% as a percent of net sales for the nine month period of fiscal 2007. The decrease in gross profit is a result of decreased sales and product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses for the publishing segment were $22.5 million or 25.5% as a percent of net sales, for the nine month period of fiscal 2008 compared to $27.1 million or 28.2% as a percent of net sales, for the nine month period of fiscal 2007.
     Selling and marketing expenses for the publishing segment were $9.9 million or 11.2% as a percent of net sales for the nine month period of fiscal 2008 compared to $11.0 million or 11.5% as a percent of net sales for the nine month period of fiscal 2007. The decrease is due to the reduction of discretionary marketing and advertising programs.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $7.9 million or 8.9% as a percent of net sales for the nine month period of fiscal 2008 compared to $8.5 million or 8.8% as a percent of net sales for the nine month period of fiscal 2007. The decrease is principally due to reduced personnel costs, offset by an increase in rent.

     Bad debt expense for the publishing segment was $25,000 for the nine month period of fiscal 2008 compared to $1.3 million in the same period last year. The prior year amount was primarily due to a FUNimation pre-acquisition receivable that was deemed uncollectible.
     Depreciation and amortization for the publishing segment was $4.7 million for the nine month period of fiscal 2008 compared to $6.2 million for the nine month period of fiscal 2007. The decrease is primarily due to a reduction in amortization expense related to acquisition related intangibles.
     The publishing segment had net operating income of $10.0 million for the nine month period of fiscal 2008 compared to net operating income of $11.3 million for the nine month period of fiscal 2007.
Distribution Segment
     The distribution segment distributes PC software, video games, accessories, DVD video and independent music (through May 2007).
Fiscal 2008 Third Quarter Results Compared With Fiscal 2007 Third Quarter
Net Sales
     Net sales for the distribution segment increased 11.5% to $205.2 million (before inter-company eliminations) for the third quarter of fiscal 2008 compared to $184.1 million (before inter-company eliminations) for fiscal 2007 third quarter. Net sales increased in the software product group to $157.5 million during the third quarter of fiscal 2008 from $134.5 million for the same period last year. This increase is due to strong sales in the categories of internet security and photo imaging. DVD video net sales decreased to $22.9 million in the third quarter of fiscal 2008 from $33.1 million in third quarter of fiscal 2007 due in large part to the strategic decision to exit business with a retailer which accounted for $9.3 million of the decrease in sales. Video games net sales increased to $24.9 million in the third quarter of fiscal 2008 from $16.5 million for the same period last year, due to robust product releases in the quarter. The Company believes that future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $19.2 million or 9.4% as a percent of net sales for the third quarter fiscal 2008 compared to $18.8 million or 10.2% as a percent of net sales for third quarter fiscal 2007. The increase in gross profit is primarily a result of increased sales. The decrease in the gross profit rate as a percentage of sales is due to product mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $16.3 million or 7.9% as a percent of net sales for the third quarter of fiscal 2008 compared to $15.5 million or 8.4% as a percent of net sales for the third quarter of fiscal 2007.
     Selling and marketing expenses for the distribution segment were $4.8 million or 2.3% as a percent of net sales for the third quarter of fiscal 2008 compared to $4.3 million or 2.3% as a percent of net sales for the third quarter of fiscal 2007.
     Distribution and warehousing expenses for the distribution segment were $3.6 million or 1.8% as a percent of net sales for the third quarter of fiscal 2008 compared to $4.0 million or 2.2% as a percent of net sales for the third quarter of fiscal 2007. This reduction is primarily a result of operating labor efficiencies.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.1 million or 3.4% as a percent of net sales for the third quarter of fiscal 2008 compared to $6.7 million or 3.6% as a percent of net sales for the third quarter of fiscal 2007. The increase in the third quarter of fiscal 2008 includes expenses of $713,000 related to the Company’s implementation of the new ERP system, offset by a reduction in personnel costs.

     Bad debt expense for the distribution segment was zero for the third quarter of fiscal 2008 compared to $214,000 of bad debt benefit which was a result of recovering previously written off bad debt in the same period last year.
     Depreciation and amortization for the distribution segment was $910,000 for the third quarter of fiscal 2008 compared to $686,000 for the third quarter of fiscal 2007. This increase is primarily due to the depreciation on the ERP system implemented in September, 2007.
     Net operating income for the distribution segment was $2.9 million for the third quarter of fiscal 2008 compared to $3.3 million for the third quarter of fiscal 2007.
Fiscal 2008 Nine Months Results Compared With Fiscal 2007 Nine Months
Net Sales
     Net sales for the distribution segment increased 3.9% to $462.5 million (before inter-company eliminations) for the nine month period of fiscal 2008 compared to $445.3 million (before inter-company eliminations) for the nine month period of fiscal 2007. Net sales increased in the software product group to $374.1 million during the nine month period of fiscal 2008 from $346.8 million for the same period last year. This increase is due to strong sales in the categories of internet security and photo imaging. DVD video decreased to $49.3 million in the first nine months of fiscal 2008 from $61.1 million in first nine months of fiscal 2007 due to the strategic decision to exit business with a retailer which accounted for $18.3 million of the decrease in sales. Video games increased to $39.0 million in the first nine months of fiscal 2008 from $37.4 million for the same period last year. The Company believes that future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $45.2 million or 9.8% as a percent of net sales for the nine month period of fiscal 2008 compared to $45.4 million or 10.2% as a percent of net sales for the same period of fiscal 2007. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses for the distribution segment were $40.4 million or 8.7% as a percent of net sales for the nine month period of fiscal 2008 compared to $41.3 million or 9.3% as a percent of net sales for the same period of fiscal 2007.
     Selling and marketing expenses for the distribution segment were $11.1 million or 2.4% as a percent of net sales for the nine month period of fiscal 2008 compared to $11.1 million or 2.5% as a percent of net sales for the same period of fiscal 2007.
     Distribution and warehousing expenses for the distribution segment were $8.9 million or 1.9% as a percent of net sales for the nine month period of fiscal 2008 compared to $9.5 million or 2.1% as a percent of net sales for the same period of fiscal 2007.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $18.0 million or 3.9% as a percent of net sales for the nine months of fiscal 2008 compared to $17.3 million or 3.9% as a percent of net sales for the same period of fiscal 2007. The increase in the nine months of fiscal 2008 includes expenses of $2.6 million related to the Company’s implementation of the new ERP system, offset by a reduction in personnel costs.
     Bad debt expense for the distribution segment was $60,000 for the nine month period of fiscal 2008 compared to $1.5 million of bad debt expense in the same period last year. The prior year amount was due to the write-off of an accounts receivable due to the bankruptcy of a significant retailer.
     Depreciation and amortization for the distribution segment was $2.3 million for the first nine months of fiscal 2008 compared to $1.9 million for the same period of fiscal 2007. This increase is primarily due to the depreciation of the ERP system implemented in September, 2007.

     Net operating income for the distribution segment was $4.8 million for the nine month period of fiscal 2008 compared to $4.1 million for same period of fiscal 2007.
Consolidated Other Income and Expense
     Interest expense was $1.8 million for third quarter of fiscal 2008 compared to $2.1 million for third quarter of fiscal 2007. Interest expense was $4.9 million for the nine month period of fiscal 2008 compared to $6.0 million for the same period of fiscal 2007. The decrease in interest expense for third quarter and nine months of fiscal 2008 is a result of a reduction in debt and effective interest rates. Other income (expense) items for the three months ended December 31, 2007 of $103,000 consisted of interest income of $43,000 and foreign exchange gain of $60,000. Other income (expense) items for the three months ended December 31, 2006 of expense of $38,000 consisted of interest income of $42,000, foreign currency exchange loss of $161,000, rental income of $22,000 and other income of $58,000. Other income (expense) items for the nine months ended December 31, 2007 of $598,000 consisted primarily of interest income of $167,000 and foreign exchange gain of $358,000. Other income (expense) items for the nine months ended December 31, 2006 of $23,000 consisted primarily of interest income of $253,000 and warrant expense of $251,000.
Consolidated Income Tax Expense
     The Company’s effective tax rate was 41.8% for the third quarter of fiscal 2008 and 38.3% for third quarter of fiscal 2007. The Company’s effective tax rate for the third quarter of fiscal 2008 was higher than third quarter of fiscal 2007 primarily due to the expensing of incentive stock options under SFAS 123R, Share-Based Payment and increased state taxes. The Company’s effective tax rate was 34.2% for the nine months of fiscal 2008 and 38.9% for the same period last year, due to the utilization of the capital loss carryforward, resulting in a lower overall annualized tax rate.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective for the Company as of April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. During the nine months ended December 31, 2007, an additional $258,000 of UTB’s were accrued, which is net of $58,000 of deferred federal and state income tax benefits. As of December 31, 2007, interest accrued was $53,000 and total UTB’s, net of deferred federal and state income tax benefits, was $585,000.
Consolidated Net Income from Continuing Operations
     For the third quarter of fiscal 2008, we recorded net income of $4.0 million, compared to net income of $3.8 million for the same period last year. For the nine month period of fiscal 2008, we recorded net income of $6.1 million, compared to net income of $5.8 million for the same period last year.
Discontinued Operations
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $176,000, net of tax, and a gain on sale of discontinued operations of $70,000, net of tax, for the three months ended December 31, 2007. For the three months ended December 31, 2006, the Company recorded net income from discontinued operations of $251,000, net of tax.
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $1.9 million, net of tax, and a gain on sale of discontinued operations of $4.7 million, net of tax, for the nine month period ended December 31, 2007. For the nine month period of fiscal 2008, the Company recorded net income from discontinued operations of $505,000, net of tax.

Consolidated Net Income
     For the third quarter of fiscal 2008, we recorded net income of $3.9 million, compared to net income of $4.1 million for the same period last year. For the nine month period of fiscal 2008, we recorded net income of $9.0 million, compared to net income of $6.3 million for the same period last year.
Market Risk
     As of December 31, 2007 we had $58.7 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $587,000.
     The Company has a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the effective exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.
     During the three and nine months ended December 31, 2007, the Company had $60,000 and $358,000 of foreign exchange gain, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions.
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
Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the nine months of fiscal 2008 was $3.0 million and cash provided by operating activities was $7.9 million for the same period last year. The net cash used in operating activities for the nine months of fiscal 2008 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $13.3 million, share-based compensation expense of $826,000, and a change in deferred income taxes of $2.2 million and by our working capital demands.
     The following are changes in the operating assets and liabilities: accounts receivable increased by $45.6 million, reflecting the timing of sales; inventories increased by $14.0 million, primarily reflecting higher inventories in anticipation of our fourth quarter operating needs; prepaid expenses increased by $1.1 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $3.6 million and $8.2 million, respectively, due to content acquisitions; income taxes payable increased $733,000 primarily due to timing of required tax payments and tax refunds; other assets decreased $1.1 million due primarily to amortization and recoupments; accounts payable increased $42.6 million, primarily as a result of timing of disbursements and increased inventories; and accrued expenses increased $2.0 million primarily as a result of royalties due vendors and rebates due customers.
     The net cash provided by operating activities in the nine months of fiscal 2007 of $7.9 million was primarily the result of net income combined with various non-cash charges, including depreciation and amortization of $15.2 million, offset by a change in deferred taxes of $1.9 million and by our working capital demands.

Investing Activities
     Cash flows used in investing activities totaled $11.3 million for the nine months of fiscal 2008 and $5.8 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $6.2 million and $1.1 million, respectively, for the nine months of fiscal 2008. Purchases of property and equipment and acquisition of intangible assets for the nine months of fiscal 2007 were $4.2 million and $1.2 million, respectively. Purchases of marketable equity securities totaled $4.0 million for the nine months of fiscal 2008, related to the funding of a rabbi trust pursuant to the former CEO’s deferred compensation arrangement. Payments of earn-outs related to the BCI acquisition totaled $350,000 for the nine months ended December 31, 2006.
Financing Activities
     Cash flows provided by financing activities totaled $4.6 million for the nine months of fiscal 2008 and cash flows used in financing activities totaled $3.6 million for the nine months of fiscal 2007. The Company had repayments of notes payable and line of credit of $132.0 million in the nine months of fiscal 2008 and net proceeds from line of credit of $136.8 million and debt issuance costs of $240,000 for the nine months of fiscal 2008. The Company had repayments of notes payable and line of credit of $48.0 million and net proceeds from line of credit of $44.3 million for the nine months of fiscal 2007. The Company recorded proceeds from the exercise of common stock options and warrants of $171,000 and $421,000 for the nine months of fiscal 2008 and 2007, respectively.
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $6.5 million for the nine months of fiscal 2008 and cash flows used in operating activities were $2.1 million for the nine months of fiscal 2007. Proceeds from the sale of discontinued operations were $6.5 million for the nine months of fiscal 2008.
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
     The Company entered into a term loan facility with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement currently provides for a four-year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500 and a final payment of $14.6 million on March 22, 2011. The facility is secured by a second priority security interest in all of the assets of the Company.
     In association with the credit agreements, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate and LIBOR rates plus 1.0% and 2.25%, respectively at December 31, 2007 and .75% and 2.0%, respectively at March 31, 2007 (8.25% and 7.2% at December 31, 2007 and 9.0% and 7.3% at March 31, 2007, respectively) and is payable monthly. As of December 31, 2007 and March 31, 2007, the Company owed $49.0 million and $39.0 million, respectively, under the revolving working capital facility. Interest under the Term Loan facility was at the LIBOR rate plus 7.5% at December 31, 2007 and March 31, 2007 (12.3% as of December 31, 2007 and 12.8% as of March 31, 2007). The amounts owed under the Term Loan facility were $9.8 million and $15.0 million at December 31, 2007 and March 31, 2007, respectively.
     Under both of the credit agreements, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, a minimum EBITDA, and a maximum of indebtedness to EBITDA. The Company was in compliance with all the covenants related to the credit facilities as of December 31, 2007.

Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, in order that we might plan for our present needs to fund projected increases in accounts receivable, inventory and payment of obligations to creditors and to fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content from first parties; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system (“ERP”) that the Company has undertaken. During the first nine months of fiscal 2008, we invested approximately $17.7 million in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $8.0 million in connection with the licensing and implementation of our ERP system during the nine months of fiscal 2008. We anticipate that cash outlays in connection with the ERP system for the remaining fiscal 2008 will be approximately $3 million which we expect to be funded through working capital.
     Our credit agreements currently provide a three-year $95.0 million revolving facility and a four-year Term Loan facility for $15.0 million. The revolving facility of up to $95.0 million is available for working capital and general corporate needs. During fiscal 2008, we made payments of $5.2 million on the Term Loan facility. As of December 31, 2007 and March 31, 2007, we had $9.8 million and $15.0 million, respectively, outstanding on the Term Loan facility and $48.9 million and $39.0 million, respectively, outstanding on the revolving facility and excess availability of approximately $22.8 million at December 31, 2007.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of December 31, 2007 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$29,618	$762	$6,983	$5,181	$16,692
Capital leases	177	33	136	8	—
Note payable	9,782	150	300	9,332	—
License and distribution agreement	12,778	5,977	6,801	—	—
Deferred compensation	5,751	180	4,238	1,333	—

Total	$58,106	$7,102	$18,458	$15,854	$16,692

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
     During the second quarter of fiscal 2008, the Company implemented Phase I SAP, an enterprise resource planning system. The second phase of this implementation involves the installation of a warehouse and transportation management system that has been licensed from HighJump Software, and the integration of that system with the Company’s financial reporting systems which operate on an SAP platform. The second, and final, phase of this ERP implementation is anticipated to be installed in the summer of fiscal year 2009. As appropriate, the Company is modifying the design and documentation of its internal control processes and procedures to reflect these changes and to supplement and complement existing internal control over financial reporting. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.
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
     None.
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

Navarre Corporation (Registrant)
Date: February 8, 2008	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2008	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)