Form 10-K
period 2008-03-31
NAVARRE CORP /MN/
filed 2008-06-16
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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
(763) 535-8333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, No par value	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2007 was approximately $125,595,878 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $3.76 on such date).
The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 36,227,886 as of June 12, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

NAVARRE CORPORATION
FORM 10-K

PART I
Item 1 — Business
Overview
     Navarre Corporation is a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Office Depot, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Historically, our business has focused on providing distribution services for third party vendors. Over the past several years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia software content, primarily through the acquisition of software publishers in select markets. By expanding our product offerings through such acquisitions, we believe we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.
Information About Our Segments
     Our business is divided into two segments — Distribution and Publishing.
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories, independent music labels (through May 2007) and major music labels (through December 2005). These vendors provide us with products which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange (“EDI”) services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., Trend Micro and Webroot Software, Inc.
     On May 31, 2007, the Company sold to an outside party its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”), in which the Company previously operated its independent music distribution business, for $6.5 million in cash, plus the assignment to the Company at closing of $10.8 million net trade receivables related to this business as of May 31, 2007. Accordingly, the Company has presented the independent music distribution business as discontinued operations. For the fiscal years ended March 31, 2008, 2007 and 2006, net sales for NEM were $5.2 million, $53.6 million and $70.6 million, respectively. This transaction divested the Company of all its independent music distribution activities.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”). Encore, which we acquired in July 2002, licenses and publishes entertainment, personal productivity, genealogy, system utility, education and value products, including titles such as Print Shop, Print Master, Mavis Beacon Teaches Typing, Family Tree Maker, Diner Dash, Monopoly, Scrabble, Wheel of Fortune and Hoyle PC Gaming products. BCI, which we acquired in November 2003, is a provider of niche DVD and video products such as He-Man and the Masters of the Universe, Pride Fighting Championship, UFC’s The Ultimate Fighter, Classic Cartoons and in-house produced DVDs. FUNimation, acquired on May 11, 2005, is the leading anime content provider in the United States. FUNimation licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari 7, Afro Samurai, Black Blood Brothers, Claymore, D Grayman, Darker Than Black, One Piece, Shin Chan, and Robotech. Our digital strategy consists primarily of the sale of home video titles through online digital retailers such as iTunes. The Company also continues to explore additional digital distribution opportunities for our other product categories.

     Other. Commencing December 31, 2003 and ending December 31, 2005, we also had another segment which consisted of a variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”), which we included in our consolidated results in accordance with the provisions of FASB Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers. During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this VIE.
Business Strategy
     We seek to grow our distribution and publishing businesses through a combination of organic growth and targeted acquisitions, intended to leverage the complementary strengths of our businesses. We intend to execute this strategy as follows:
•	Acquisitions of Attractive Content. We seek to continue to expand our publishing business through the acquisition or licensing of well-established titles or other attractive content. We believe these acquisitions and/or licenses will help position us to increase our net sales in our publishing business, which historically has had higher margins than our distribution business, and will allow us to distribute additional home entertainment and multimedia content through our distribution business. In addition, we believe that by allowing the management of these publishing companies to focus on content licensing and marketing rather than on distribution operations, they will be able to devote more time and greater resources to their core competency, publishing. We believe that leveraging the core assets and strengths of our distribution business will provide broader retail penetration, distribution expertise and other services for our content and increase sales of our publishing products.

•	Distribute a Broader Range and Larger Volume of Products. We seek to distribute a broader range and larger volume of home entertainment and multimedia products to our retail customers by providing a broad selection of products and capitalizing on our customer relationships. We seek to capture additional business from new and existing retail customers by providing them with a lower “all-in” cost of procuring merchandise and getting product to retailers’ shelves through efficient distribution. We expect that providing additional products to retailers will enable us to gain category management opportunities and enhance our reputation for product distribution expertise. We believe our strategic account associates located throughout the United States and Canada will help position us to improve the retail penetration of our published products to new and existing retail customers. We may also seek selective acquisitions of distribution businesses.

•	Integrating Our Technology and Systems with Retailers and Vendors. We seek to enhance the link in the supply chain between us and our vendors and retail customers through the integration of our respective information and technology systems, including inventory management tools, replenishment systems and point-of-sale information. We believe this integration will lead to better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening customer relationships.

•	Providing Value-Added Services. Due to increasing retailer logistic needs and demands, including new technology standards such as RFID (radio frequency identification devices) and VMI (vendor managed inventory), we believe many publishers will be required to decide whether to spend additional resources to update their distribution capabilities or to select a distributor, such as us, that intends to offer such services. We believe implementing and offering these and other technologies should position us to capture additional business from existing and new publishers.
     Our overall goal is to create a structure that leverages the complementary strengths of our businesses: publishing, which provides brand management and marketing, licensing, and home video sales; and distribution, which provides enhanced distribution, logistics and customer relations.
Competitive Strengths
     We believe we possess the following competitive strengths:
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

•	Broad Product Offering. We provide our retail customers with a broad selection of home entertainment and multimedia products that we believe allows us to better serve their home entertainment and multimedia product requirements. In addition, we regularly survey the markets we serve for new products with significant retail potential, that come from publishers we currently have relationships with as well as from those for which we have not distributed previously.

•	Established Content in our Publishing Business. We currently license a number of well-known home entertainment and multimedia software titles. Encore publishes leading titles in the education, productivity, kids and games software categories, including Print Shop, Print Master, Family Tree Maker, Mavis Beacon Teaches Typing, Monopoly, Wheel of Fortune, Diner Dash, and Hoyle PC Gaming products. In addition, BCI currently publishes home video for He-Man and the Masters of the Universe, independent feature films such as Spirited Killer, films in the Latin genre, UFC’s The Ultimate Fighter and PRIDE Fighting Championships, featured on Pay-Per-View. Through FUNimation we also license and distribute a portfolio of established anime and children’s entertainment titles in the United States, including Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari 7, Afro Samurai, One Piece, Shin Chan and Robotech. FUNimation also distributes live action films such as Shinobi, Genghis Khan, Love and Honor and Hana. Other live action titles include Canadian TV series Degrassi and Instant Star. FUNimation also has over twenty Blu-ray titles scheduled for release during fiscal year ending March 31, 2009.

•	Established Relationships with Publishers and Retailers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Office Depot, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our strong relationships throughout the supply chain, broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and provide access to attractive retail channels for publishers of these products. We believe our relationships with leading publishers and our efficient distribution of their products should provide opportunities for us to secure distribution rights to leading products in the future. We believe these relationships give us a competitive advantage in the markets in which we operate and provide us with attractive channels to distribute current and future products offered by our publishing business.

•	Efficient Operations and Operating Leverage. We believe our competitive position is enhanced by the extensive use of automation and technology in our distribution facility and our new enterprise resource planning (“ERP”) system which is anticipated to enhance the efficiency of our operations. We also utilize centralized purchasing, accounting and information systems and economies of scale to maintain efficient operations. The location and size of our warehouse facility adjacent to our corporate headquarters provides us with the ability to efficiently service our vendors and retail customers, and the capacity to increase the number of products we distribute.
Distribution Markets
     PC Software
     According to The NPD Group, the PC software industry achieved $4.2 billion in sales on a trailing 12 month basis ending December 31, 2007. Categories that experienced an increase during this time period were business and finance products.
     We presently have relationships with PC software publishers such as Symantec Corporation, Adobe Systems Inc., Trend Micro, Inc. and Webroot Software, Inc. These relationships are important to our distribution business and during the fiscal year ended March 31, 2008 each of these publishers accounted for more than $20.0 million in revenues. In the case of Symantec, sales accounted for approximately $95.0 million in net sales in the fiscal year ended March 31, 2008 and $81.9 million in net sales for the fiscal year ended March 31, 2007. During the past fiscal year, we added several publishers to our distribution roster.
     While we have agreements in place with our major suppliers, they are generally short-term in nature, with terms of one to three years. They typically cover the right to distribute in the United States and Canada, do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us the ability to purchase products at a reduced wholesale price and allow us to provide a variety of distribution and fulfillment services in connection with the products. We continue our attempts to increase market share in the PC software industry by seeking additional publishers.
     Video Games Software and Accessories
     According to The NPD Group, sales in the video games software and accessories industry was $17.9 billion in 2007 compared to $12.5 billion in 2006. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 232.8 million users in 2012 compared to 95.5 million users in December 2007.
     We continued to expand our distribution of console-based video games in fiscal 2008. Our relationships with video game vendors such as Warner Home Video Games, Lucas Arts Entertainment, Disney Interactive, Bethesda and Square Enix, USA are important to this category of our distribution business.
     Home Video
     According to industry sources, U.S. home video industry sales totaled $23.7 billion in 2007 compared to $24.2 billion in 2006.
     Our relationships with Paramount, Warner Home Video, Universal Distribution Corp., and Buena Vista Home Video are important to our major studio home video distribution business.
     Major Label Music
     We distributed CD’s on behalf of major labels to a few select retailers. Generally, major music labels control distribution of their products through major music retail chains and other channels. During fiscal 2006, we exited the major label music category to focus our resources on other product categories.
     Independent Label Music
     Until the May 2007 divestiture of NEM, we were one of a limited number of large, independent distribution companies that represented independent labels exclusively on a regional or national basis. These companies provide products and services to the nation’s leading music specialty stores and wholesalers.
Customers
     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Office Depot. We annually sell and distribute products to more than 19,000 retail and distribution center locations throughout the United States and Canada. While a major portion of our revenues are generated from these major retailers, we also supply products to smaller independent retailers and through our business-to-business site located at www.navarre.com. References to our website are not intended to and do not incorporate information on the website into this Annual Report. See “Navarre’s Distribution Business Model-E-Commerce”. Through these sales channels, we seek to ensure a broad reach of product throughout the country in a cost-efficient manner.
     In each of the past several years, we have had a small number of customers that each accounted for 10% or more of our net sales. During the fiscal years ended March 31, 2008, 2007 and 2006, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 31%, and 13%, 23% and 11% and 18% and 12%, respectively, of our total net sales. The increase in net sales to Best Buy has resulted primarily from the sale of new product lines to this customer.
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
     Warehouse Systems
     A primary focus of our distribution business is logistics and supply chain management. As customer demands become more sophisticated, we have continued to update our technology. With our returns processing system, we process returns and issue both credit and vendor deductions efficiently and timely. We believe our inventory system offers adequate in-stock levels of product, on-time arrivals of product to the customer, inventory management and acceptable return rates, thereby strengthening our customer relationships.
     E-Commerce
     During fiscal year 2008, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering. References to our website are not intended to and do not incorporate information on the website into this Annual Report.
Navarre’s Publishing Business Model
     In July 2002, we acquired Encore, a publisher of PC products. In November 2003, we acquired BCI, a provider of niche DVD/video and audio products. Both of these businesses exclusively own or license and produce PC/DVD/video products. Encore has an exclusive co-publishing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the educational and productivity markets, that includes products published under the Broderbund and The Learning Company labels. Encore also has exclusive licensing agreements with Generations Network, Sony Online Entertainment, Hasbro, Vivendi and The United States Playing Card Company, Inc. FUNimation, acquired on May 11, 2005, is the leading anime content provider in the United States.
     Encore
     Encore publishes leading titles in the desktop publishing, family entertainment, education, productivity, and value software categories, including Print Shop, Print Master, Family Tree Maker, Mavis Beacon Teaches Typing, Monopoly, Scrabble, Wheel of Fortune, Diner Dash and Hoyle PC Gaming products.

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
     BCI
     BCI is a developer, licensor, packager and marketer of entertainment video and audio products. Since 1988, BCI has sought to redefine the standards and concepts in the budget DVD category. We believe BCI was among one of the first vendors to introduce five-pack, ten-pack and 20-pack DVDs to the marketplace. We also believe BCI was one of the first to introduce “dollar” DVDs to the “dollar store” marketplace.
     BCI’s portfolio of titles represents both licensed titles, in-house produced DVDs from production groups, and specialty television programming. BCI’s home video titles include He-Man and the Masters of the Universe, Classic Cartoons, Spirited Killer, UFC’s The Ultimate Fighter and PRIDE Fighting Championships (featured on Pay-Per-View).
     FUNimation
     FUNimation is the leading content provider in the United States market for anime, which it licenses from Japanese rights holders, and translates and adapts the content for television programming and home videos, primarily targeting audiences between the ages of 6 and 17. FUNimation leverages its licensed content into various revenue streams, including television broadcast, DVD home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari 7, Basilisk, Yu Yu Hakusho, Negima, Afro Samurai, Shin Chan, Black Blood Brothers, Claymore, Darker Than Black, and Robotech.
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
     Home Video Distribution. FUNimation seeks to increase the revenue derived from its licensed properties through home video distribution. FUNimation also currently provides home video distribution services for other children’s content providers, including 4Kids Entertainment, Nelvana and Alliance Atlantis. While a majority of its home videos are sold directly to major retail chains, they are also distributed digitally.
     Broadcast. For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its new production facility in Flower Mound, Texas.
     Licensing and Merchandising. For properties which FUNimation controls the merchandise rights, it seeks to further leverage its licensed content by sub-licensing these rights to manufacturers of children’s and other products. FUNimation has developed a network of over 200 license partners for the merchandising of toys, video games, apparel, trading and collectible card games and books. FUNimation manages its properties in order to provide a consistent and accurate portrayal throughout the marketplace. FUNimation receives royalties from its sublicensees based on a predetermined royalty rate, subject to guaranteed minimums in certain cases.
     Retail Sales and Web Sites. FUNimation operates websites devoted to the anime fan base. Typically, as part of its brand management strategy, FUNimation will develop an interactive site for each licensed property. These sites provide information about upcoming episodes and the characters associated with the show. In addition, FUNimation’s products can be purchased through its internet store, which offers downloadable videos, as well as home videos and licensed merchandise.
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
     In the PC software industry, we face competition from a number of distributors including Ingram Micro, Inc., Tech Data Corporation and Atari, Inc., as well as from manufacturers and publishers that sell directly to retailers. FUNimation’s competitors include: ADV Films, Bandai, Media Blasters, Viz Media, Sony Pictures and Disney.
     We believe competition in all of our businesses will remain intense. The Company believes that the keys to our growth and profitability include: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to license and develop proprietary products, and (iv) the ability to attract desirable content and additional suppliers, studios and software publishers.
Backlog
     Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.
Environmental Matters
     We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.
Employees
     As of March 31, 2008, we had 648 employees, including 166 in administration, finance, merchandising and licensing, 106 in sales and marketing and 376 in production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.
Capital Resources — Financing
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation. The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was again amended and restated on June 1, 2005. The credit agreement provided a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million.
     The Company amended, in its entirety, the credit agreement with GE Commercial Finance on March 22, 2007. The credit agreement provides for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding and, based on the facility’s borrowing base and other requirements, $11.9 million was available on the revolving facility.
     We entered into a term credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement provides for a four year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500, annual excess cash flow payments and final payment in March 2011. The facility is secured by a second priority security interest in all of our assets. At March 31, 2008 we had $9.7 million outstanding.
      In association with the credit agreements, the Company also pays certain facility and agent fees. Additionally, the Company is required to pay a prepayment penalty of 1% of the outstanding balance on each credit agreement. Interest under the revolving facility was at the index rate and LIBOR plus .75% and 2.00%, respectively (6.0% and 4.6% at March 31, 2008) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.62% at March 31, 2008).
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
Available Information
     We also make available, free of charge, in the “Investors – SEC Filings” section of our website, www.navarre.com, annual, quarterly and current reports (and amendments thereto) that we may file or furnish to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of Securities Act of 1934 as soon as reasonably practicable after our electronic filing. In addition, the SEC maintains a website containing these reports that can be located at http://www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 Fifth Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0300. References to our website are not intended to and do not incorporate information on the website into this Annual Report.
Executive Officers of the Company
     The following table sets forth our executive officers and certain management as of June 16, 2008:

Name	Age	Position
Cary L. Deacon	56	President and Chief Executive Officer
J. Reid Porter	59	Executive Vice President, Chief Financial Officer
Brian M.T. Burke	37	Chief Operating Officer
Joyce Fleck	55	President of Navarre Distribution
Calvin Morrell	52	President of Encore
Gen Fukunaga	47	Chief Executive Officer and President of FUNimation
Bob Freese	52	President of BCI
John Turner	54	Senior Vice President of Global Logistics
Ryan F. Urness	36	General Counsel and Secretary
     Cary L. Deacon has been President and Chief Executive Officer since March 31, 2007. He previously served as the President and Chief Operating Officer, Publishing since August 2005. Prior to this, Mr. Deacon was the Corporate Relations Officer since joining the Company in September 2002. Previously, he held executive positions at NetRadio Corporation, SkyMall, Inc. and ValueVision International, Inc.

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
     Brian M. T. Burke has been Chief Operating Officer since November 2007. Mr. Burke previously served as President of Navarre Distribution since August 2005, Chief Operating Officer, Distribution, since February 2004, Senior Vice President and General Manager, Navarre Distribution since April 2001, Vice President and General Manager, Computer Products Division since July 2000 and Vice President, Computer Products Division since October 1999. Prior to that, Mr. Burke held a series of positions of increasing responsibility in Navarre Computer Products Division since joining the Company in July 1995. Previously, Mr. Burke held various marketing, sales and account manager positions with Imtron and Blue Cross/Blue Shield of Minnesota.
     Joyce Fleck has been President of Navarre Distribution since March 2008. She previously served as the Vice President of Sales and Marketing since July 2005. Prior to this, Ms. Fleck served as Vice President of Marketing since January 2000. She joined the Company in May 1999 as Director of Marketing. Prior to joining Navarre she held divisional marketing and merchandising positions and senior buying positions at The Musicland Group and Grow Biz International.
     Calvin Morrell has been the President of Encore since joining the Company in April 2008. Prior to joining Navarre, Mr. Morrell was responsible for sales, marketing, business development and operations at Macrovision and TryMedia. Mr. Morrell’s previous experience also includes Vice President of Marketing at Interplay. Mr. Morrell began his career at IBM where he worked for 18 years holding a number of positions, including Director of IBM Multimedia Studios.
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
     Bob Freese has been President of BCI Eclipse since July 2007. Prior to his appointment as President of BCI, Mr. Freese served as the Vice President/General Manager of Navarre Entertainment Media since joining the Company in November 2004. Mr. Freese’s career has encompassed both sales and marketing responsibilities at EMI Group’s A&M Records and Liberty Records, as well as at Sony Music Corporation’s Epic Records. In 1998, Freese founded FreeFalls Entertainment, a marketing and promotion company which specialized in consumer products and celebrity management. Before joining Navarre, Mr. Freese was the Director of Business Development for The Kennedy Group.
     John Turner has been Senior Vice President of Global Logistics since September 2003. He previously served as Senior Vice President of Operations since December 2001, and Vice President of Operations since joining the Company in September 1995. Prior to joining Navarre, Mr. Turner was Senior Director of Distribution for Nordic Track in Chaska, MN and he also previously held various positions in logistics in the United States and in the United Kingdom.
     Ryan F. Urness has been General Counsel of Navarre since July 2004 and Secretary of Navarre since May 2004. He previously served as Assistant Secretary of Navarre since February 2004 and as Corporate Counsel since January 2003. Prior to joining Navarre, a significant portion of Mr. Urness’ efforts were engaged in various matters for the Company as outside legal counsel in the Minneapolis, Minnesota office of Winthrop & Weinstine, P.A. Mr. Urness is a graduate of the University of St. Thomas and William Mitchell College of Law.

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
Risks Relating To Our Business And Industry
We derive a substantial portion of our total net sales from two customers. A reduction in sales to either of these customers, or another significant customer, could have a material adverse effect on our net sales and profitability.
     For the fiscal year ended March 31, 2008, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 31% and 13%, respectively, of our total net sales, and, in the aggregate, approximately 44% of our total net sales. For the fiscal year ended March 31, 2007, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 23% and 11%, respectively, of our total net sales, and, in the aggregate, approximately 34% of our total net sales. For the fiscal year ended March 31, 2006, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 18% and 12%, respectively, of our total net sales, and, in the aggregate, approximately 30% of our total net sales. We believe sales to a small group of customers will continue to represent a significant percentage of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If we are unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. There can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.
The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.
     A significant portion of our increase in net sales in recent years has been due to increased sales of PC software provided by software publishers such as Symantec Corporation, Adobe Systems Inc., Trend Micro, Inc. and Webroot Software, Inc. During the fiscal year ended March 31, 2008 each of these publishers accounted for more than $20.0 million of our net sales. Symantec products accounted for approximately $95.0 million in net sales for the fiscal year ended March 31, 2008. While we have agreements in place with each of these parties, such agreements generally are short-term in nature and may be cancelled without cause and upon short notice. The agreements typically cover the right to distribute in the United States and Canada, do not restrict the publishers from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the publishers’ products at a reduced wholesale price and to provide various distribution and fulfillment services in connection with the publishers’ products. If we were to lose our right to distribute products of any of the above PC software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.
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
Pending SEC investigation or litigation may subject us to significant costs, judgments or penalties and could divert management’s attention.
     We are the subject of a non-public investigation by the Securities and Exchange Commission (the “SEC”). The SEC has not provided us with notice asserting that any violations of the securities laws have occurred, but there can be no assurance as to the outcome of this investigation. We are also involved in a number of litigation matters. Irrespective of the validity of the assertions made in these suits, or the positions asserted in these proceedings or any final resolution in these matters, we could incur substantial costs and management’s attention could be diverted, either of which could adversely affect our business, financial condition or operating results.
Revenues are dependent on consumer preferences and demand.
     Our business and operating results depend upon the appeal of properties, product concepts and programming to consumers, including the popularity of anime in the United States market and trends in the toy, game and entertainment businesses. A decline in the popularity of existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on the financial condition and results of operations of the Company. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary from months to years. In addition, entertainment properties often have short life cycles. There can be no assurance that:
•	any of the current properties, product concepts or programming will continue to be popular for any significant period of time;

•	any new properties, product concepts or programming will achieve an adequate degree of popularity; or

•	any property’s life cycle will be sufficient to permit adequate profitably to recover advance payments, guarantees, development, marketing, royalties and other costs.
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
     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 33.0%, 30.3% and 31.5% of our net sales for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or if we provide extended payment terms or price protection for sales during the holiday season or determine to increase our inventory levels to meet anticipated retail customer demand, our financial results and liquidity could be negatively affected. Our borrowing levels and inventory levels typically increase substantially during the holiday season.
     Other factors may contribute to the variability of our revenues and cash flows in our business segments on a quarterly basis. These factors include:
•	the popularity of our products released during the quarter;

•	product marketing and promotional activities;

•	the opening and closing of retail stores by our major customers;

•	the extension, termination or non-renewal of existing distribution agreements and licenses; and

•	general economic changes affecting the buying pattern of retailers, particularly those changes affecting consumer demand for home entertainment products and PC software.
A substantial portion of FUNimation’s revenues typically are derived from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.
     FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, one licensed property accounted for $24.4 million, or 40%, of FUNimation’s net sales for the fiscal year ended March 31, 2008. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.
     During the fiscal year ended March 31, 2008, 72% of FUNimation’s revenues were derived from sales of products under multiple licensing arrangements with three licensors. The loss of any of these licensing relationships could have a material negative effect on FUNimation’s revenues.
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
     Home entertainment products have traditionally been marketed and delivered on a physical delivery basis. If these products are increasingly marketed and delivered through technology transfers, such as electronic downloading through the Internet or similar delivery methods, then our retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between electronic retailer suppliers using traditional methods will intensify and likely negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in this delivery channel. If we are unable to develop necessary vendor and customer relationships to facilitate electronic downloading or if the terms of these arrangements differ from those related to our physical product sales, our business may be materially harmed.

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
     We depend on the services of our key senior executives and other key personnel because of their experience in the distribution, publishing and licensing areas. The loss of the services of one or several of our key employees could result in the loss of customers or vendor relationships, or otherwise inhibit our ability to operate and grow our business successfully.
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
     As a distributor and publisher, we purchase and license products directly from manufacturers and content developers for resale to retailers. As a result, we have significant working capital requirements, principally to acquire inventory, procure licenses and finance accounts receivable. Our working capital needs will increase as our inventory, licensing activities and accounts receivable increase in response to growth. In addition, license advances, prepayments to enhance margins, investments and inventory increases to meet customer requirements could increase our working capital needs. The failure to obtain additional financing or maintain working capital credit facilities on reasonable terms in the future could adversely affect our business. In addition, if the cost of financing is too expensive or not available, it could require a reduction in our distribution or publishing activities.
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
     In our distribution business, we generally are entitled to receive a credit from certain suppliers for products returned to us based upon the terms and conditions with those suppliers, including maintaining a minimum level of inventory of their products and limitations on the amount of product that can be returned and/or restocking fees. If major suppliers decrease or eliminate the availability of price protection or inventory returnability to us, such a change in policy could lower our gross margins or cause us to record inventory write-downs. We are also exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. As a result, these policies do not protect us in all cases from declines in inventory value or product demand.
     In our publishing business, prices could decline due to decreased demand and, therefore, there may be greater risk of declines in our owned inventory value. To the extent that our publishing business has not properly reserved for inventory exposure or price reductions needed to sell remaining inventory, our profitability may suffer.
We have significant credit exposure and negative product demand trends or other factors could cause us significant credit loss.
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
     In addition, from time to time, we may make royalty advances, or invest in, other businesses. These business or investment opportunities may not be successful, which could result in the loss of our invested capital.
We may not be able to adequately adjust our cost structure in a timely fashion in response to a decrease in net sales, which may cause our profitability to suffer.
     A significant portion of our selling, general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant downturn in net sales, we may not be able to exit facilities, reduce personnel, improve business processes, reduce inventory or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Additionally, if management is not be able to implement such actions in a timely manner or at all to offset a shortfall in net sales and gross profit, our profitability would suffer.
Our distribution and publishing businesses operate in highly competitive industries and compete with large national firms. Further competition, among other things, could reduce our sales volume and margins.
     The business of distributing home entertainment and multimedia products is highly competitive. Our competitors in the distribution business include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Time-Warner, Ingram Micro and Tech Data Corporation. Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Topics, Nova/Avanquest, Knowledge Adventure, Valuesoft, Phantom EFX, Lionsgate and Image. Certain of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to:
•	obtain exclusive national distribution contracts and licenses with manufacturers/vendors;

•	obtain proprietary publishing rights with various rights holders and brand owners;

•	maintain our margins and volume;

•	expand our sales through a varied range of products and personalized services;

•	anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and

•	maintain operating expenses at an appropriate level.
     Our failure to perform adequately one or more of these tasks may materially harm our business.
     In addition, FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive anime and children’s entertainment content and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as ADV Films, Bandai, Media Blasters, Starz, Warner and Viz Media. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Sony Pictures and Disney. Many of FUNimation’s competitors may have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.
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
We are implementing a new warehouse and transportation management system. Failure to implement the new system in an effective and a timely fashion could adversely affect our results of operations and timely reporting of financial results.
     We are implementing a new information technology system related to warehouse and transportation management. Failure to implement the new system in an effective and timely fashion could adversely affect our business processes. In some cases, the current business processes that are being replaced or improved will no longer be operational once the new system is implemented, and any failure of the new system to function effectively could adversely affect our ongoing business processes and efficiency. For example, we will depend on the new system for functions such as inventory and logistics management, and a failure of the new system to perform these functions could have a material adverse effect on our sales to customers, returns processing, inventory control or other matters that could materially adversely affect our results of operations and timely reporting of financial results.
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
     In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the NASDAQ listing standards and rules adopted by the Securities and Exchange Commission, we have been required to strengthen our internal controls, hire additional personnel and retain additional legal, accounting and advisory services, all of which have caused, and could continue to cause, our general and administrative costs to increase. In addition, insurers have increased and could continue to increase premiums for our directors’ and officers’ insurance policies.
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
     We have significant debt service obligations. As of March 31, 2008, our total indebtedness under our revolving facility and term loan facility was $31.3 million and $9.7 million, respectively. We have the ability, subject to borrowing base requirements, to borrow up to $95.0 million under the revolving credit agreement.
     The level of our indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to other indebtedness;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	restrict us from acquiring new content, exploring other business opportunities or strategic acquisitions,

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our flexibility in planning for, or reacting to, changes in our business and industry.

Our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and will adversely affect our leveraged capital structure.
     Our debt service requirements will be impacted by changing interest rates. All of the $41.0 million of our outstanding debt at March 31, 2008 is subject to variable interest rates. A 100-basis point change in LIBOR would cause our projected annual interest expense, based on current borrowed amounts, to change by approximately $410,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.
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
     We may need to refinance all or a portion of our indebtedness on or before the maturity date of our line of credit (March 2010) and our term loan (March 2011). Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit facility contains restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. Our revolving working capital credit facility provided pursuant to a credit agreement, permits, subject to borrowing base requirements, total borrowings of up to $95.0 million. In addition, our credit agreement will not prevent us from incurring certain other obligations. If we and our subsidiaries incur additional indebtedness or other obligations, the related risks that we and they face could be magnified.
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
     The market price of our common stock has fluctuated significantly. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable. During the period from April 1, 2007 to March 31, 2008, the last reported price of our common stock as quoted on The NASDAQ Global Market ranged from a low of $1.57 to a high of $4.45.
The exercise of outstanding warrants and options may adversely affect our stock price.
     Our stock option plans authorize the issuance of options and other securities to purchase 9.2 million shares of our common stock. As of March 31, 2008, options and warrants to purchase 4,900,417 shares of our common stock were outstanding, of which 3,892,233 were exercisable as of that date. Warrants totaling 1,596,001 were issued in connection with the private placement completed in March 2006. Our outstanding options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.
Our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts that could be beneficial for our shareholders.
     We are subject to Sections 302A.671 and 302A.673 of the Minnesota Business Corporation Act, which may have the effect of limiting third parties from acquiring significant amounts of our common stock without our approval. These laws, among others, may have the effect of delaying, deferring or preventing a third party from acquiring us or may serve as a barrier to shareholders seeking to amend our articles of incorporation or bylaws. Our articles of incorporation also permit us to issue preferred stock, which could allow us to delay or block a third party from acquiring us. The holders of preferred stock could also have voting and conversion rights that could adversely affect the voting power of the holders of the common stock. Finally, our articles of incorporation and bylaws divide our board of directors into three classes that serve staggered, three-year terms. Each of these factors could make it difficult for a third party to effect a change in control of us. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger or other proposal.
     In addition, these measures may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.
We currently do not intend to pay dividends on our common stock and, consequently, there will be no opportunity for our shareholders to achieve a return on their investment through dividend payments.
     We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Further, the payment of dividends by us is restricted by our credit facility and loan agreements. Consequently, shareholders should not expect an opportunity to achieve a return on their investment through dividend payments.
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
Other Risks
     We operate a large business in a continually changing environment that involves numerous risks and uncertainties. It is not reasonable for us to itemize all of the factors that could affect us and/or the products and services or the distribution industry or the publishing industry as a whole. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.

     Thus, the foregoing is not a complete description of all risks relevant to our future performance, and the foregoing risk factors should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
Distribution
     Located in the Minneapolis suburb of New Hope, Minnesota, our corporate headquarters is made up of approximately 322,000 square feet of combined office and warehouse space situated on three contiguous properties. The leases for two of the properties expire on June 30, 2019 and the lease for the third property expires on February 29, 2016. These leased properties include approximately 44,000 square feet of office space; approximately 73,000 square feet of space utilized in the manufacturing and assembly of new products; and approximately 205,000 square feet of space devoted to warehousing, product picking and shipping. We also operate a satellite sales office in Bentonville, Arkansas which resides in 2,000 square feet of leased office space. The lease for this space expires on February 28, 2010. The present aggregate base monthly rent for all our facilities is approximately $153,000.
Publishing
     Encore currently operates its offices out of approximately 13,000 square feet of leased office space located in Los Angeles, California. This lease currently provides for base monthly payments to be made in the amount of $27,000 and expires April 30, 2010.
     FUNimation relocated its office to a 48,500 square feet leased facility located in Flower Mound, Texas during fiscal 2008. This lease currently provides for base monthly rental payments to be made in the amount of $49,000 and expires September 30, 2017. FUNimation also owns a facility of approximately 84,000 square feet in Decatur, Texas, which is currently being marketed for sale (see Note 14 to the consolidated financial statements).
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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal non-public investigation, the Company has cooperated fully with the SEC’s requests related to the areas of inquiry described above.

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
     On January 6, 2006, the Court issued an order dismissing Sybersound’s claims with prejudice. An appeal of this order was filed by Sybersound on February 1, 2006 with the United States Court of Appeals for the Ninth Circuit. On February 27, 2008, the Ninth Circuit Court of Appeals issued its Opinion which affirmed the dismissal with prejudice of all of Sybersound’s claims.
     Sybersound subsequently requested an en banc review of this decision from the Ninth Circuit Court of Appeals. The Court denied this request on April 11, 2008.
Securities Litigation Lawsuits
     Several purported class action lawsuits were commenced in 2005 by various plaintiffs against Navarre Corporation and certain of its current and former officers and directors in the United States District Court for the State of Minnesota. Plaintiffs cited to alleged violations of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act. Plaintiffs sought certification of the actions as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees.
     By a Memorandum and Order dated December 21, 2006, the Court granted Defendants’ motion in part, denied it in part, and specifically removed Cary L. Deacon, Brian M.T. Burke and Charles Cheney as individual defendants.
     The Company and the plaintiffs agreed to settle this litigation and a final approval hearing in connection with this settlement was held on February 7, 2008. On February 18, 2008, the Court issued a Final Judgment and Order of Dismissal With Prejudice and associated Orders approving the settlement in all respects. Substantially all of this settlement was paid by the Company’s insurance carrier.
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

	Quarter	High	Low
Fiscal 2008	First	$4.45	$3.78
	Second	4.10	3.62
	Third	3.90	2.02
	Fourth	2.00	1.57
Fiscal 2007	First	4.98	3.30
	Second	5.18	3.38
	Third	5.06	3.98
	Fourth	4.24	3.60
     Holders
     At June 10, 2008, we had an estimated 608 common shareholders of record and an estimated 5,792 beneficial owners whose shares were held by nominees or broker dealers.
     Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.
     Comparative Stock Performance
     The following Performance Graph compares performance of our common stock on The NASDAQ Global Market of The NASDAQ Stock Market LLC (US companies) Index and the Peer Group Indices described below. The graph compares the cumulative total return from March 31, 2003 to March 31, 2008 on $100 invested on March 31, 2003, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.
     The Peer Group Index below includes the stock performance of the following companies: Handleman Company, Ingram Micro Inc., Tech Data Corp., 4 Kids Entertainment Inc. and Take Two Interactive Software Inc. These companies have operations similar to our distribution and publishing businesses.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Navarre Corporation, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/03	3/04	3/05	3/06	3/07	3/08
Navarre Corporation	100.00	348.82	467.65	252.35	220.59	103.53
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
Peer Group	100.00	167.28	157.33	151.71	149.68	136.60
     Source: Research Data Group, Inc.
     Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of fiscal 2008.
     Equity Compensation Plan Information
     During fiscal 2008 we granted 429,000 options and awarded 113,000 restricted shares.
     The following table below presents certain information regarding our Equity Compensation Plans:

Number of securities
		Weighted-average	remaining available for
		exercise	future issuance under
	Number of securities to be	price of	equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,304,416	$6.78	1,827,501
Equity compensation plans not approved by security holders	—	—	—

Total	3,304,416	$6.78	1,827,501

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information appearing elsewhere in this Form 10-K Report. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004 which have been audited by Grant Thornton LLP (years ended March 31, 2008, 2007, 2006 and 2005) and Ernst & Young LLP (year ended March 31, 2004).
     (In thousands, except per share data)

	Fiscal Years ended March 31,
	2008	2007	2006(1)	2005	2004
Statement of operations data (2):
Net sales	$658,472	$644,790	$615,557	$532,249	$409,578
Gross profit, exclusive of depreciation and amortization	101,559	107,357	101,425	81,915	48,234
Income from operations	17,831	16,362	6,767	9,494	5,410
Interest expense	(6,127)	(10,220)	(11,217)	(783)	(378)
Other income (expense)	625	56	2,764	(138)	(820)

Income (loss) from continuing operations	12,329	6,198	(1,686)	8,573	4,212
Income tax benefit (expense)	(5,273)	(2,594)	654	942	394

Net income (loss) from continuing operations	7,056	3,604	(1,032)	9,515	4,606
Gain on sale of discontinued operations	4,892	—	—	—	—
Income (loss) from discontinued operations	(2,290)	455	(2,143)	651	2,208

Net income (loss)	$9,658	$4,059	$(3,175)	$10,166	$6,814

Basic earnings (loss) per common share:
Continuing operations	$.20	$.10	$(.04)	$.36	$.20
Discontinued operations	.07	.01	(.07)	.02	.10

Net income (loss)	$.27	$.11	$(.11)	$.38	$.30

Diluted earnings (loss) per common share:
Continuing operations	$.20	$.10	$(.04)	$.33	$.19
Discontinued operations	.07	.01	(.07)	.02	.09

Net income (loss)	$.27	$.11	$(.11)	$.35	$.28

Weighted average shares outstanding:
Basic	36,105	35,786	29,898	26,830	22,780
Diluted	36,269	36,228	29,898	28,782	24,112
Balance sheet data:
Total assets	$283,462	$288,225	$309,614	$195,892	$154,579
Short—term debt	31,523	39,208	5,115	334	651
Long—term debt	9,654	14,970	75,352	237	—
Temporary equity — Unregistered common stock (3)	—	—	16,634	—	—
Shareholders’ equity	124,411	113,451	88,906	77,284	53,078

(1)	Includes acquisition of FUNimation completed May 11, 2005 (see Note 3 to the consolidated financial statements).

(2)	All periods have been restated for discontinued operations.

(3)	See Note 21 to the consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a distributor and publisher of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Circuit City, Staples and Office Depot, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
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
     Our business is divided into two segments — Distribution and Publishing.
  Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories, independent music labels (through May 2007) and major music labels (through December 2005). These vendors provide us with products, which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Adobe Systems, Inc., Trend Micro and Webroot Software, Inc.
     On May 31, 2007, the Company sold to an outside party its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”), in which the Company previously operated its independent music distribution business. Accordingly, the Company has presented the independent music distribution business as discontinued operations for all periods presented. This transaction divested the Company of all its independent music distribution activities.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”). Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products, including titles such as Print Shop, Print Master, Mavis Beacon Teaches Typing, Family Tree Maker, Diner Dash, Monopoly, Scrabble, Wheel of Fortune and Hoyle PC Gaming products. BCI is a provider of niche DVD and video products such as He-Man and the Masters of the Universe, Pride Fighting Championship, UFC’s The Ultimate Fighter, Classic Cartoons and independent feature films such as Spirited Killer and films in the Latin genre. FUNimation, acquired on May 11, 2005, is the leading provider of anime home video products in the United States and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samari 7, Afro Samurai, Black Blood Brothers, Claymore, D Grayman, Darker Than Black, One Piece, Shin Chan and Robotech.
     Other. Commencing December 31, 2003 and ending December 31, 2005, we also had another segment which consisted of a variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”), included in our consolidated results in accordance with the provisions of FIN 46(R). During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this variable interest entity.
Overall Summary of Fiscal 2008 Financial Results
     Consolidated net sales increased 2.1% during fiscal 2008 to $658.5 million compared to $644.8 million in fiscal 2007. This increase was achieved primarily through new product releases. Our gross profit decreased to $101.6 million or 15.4% of net sales for fiscal 2008 compared with $107.4 million or 16.6% of net sales for fiscal 2007. The decrease in gross margin percent for 2008 was primarily due to product sales mix.
     Total operating expenses for fiscal 2008 were $83.7 million or 12.7% of net sales, compared with $91.0 million or 14.1% of net sales for fiscal 2007. The decrease in operating expenses in fiscal 2008 was primarily due to a $3.7 million reduction in write-off of accounts receivable and a $2.4 million reduction in amortization of intangibles related to the FUNimation acquisition. This was partially offset by fluctuations in other operating expenses. Net income for fiscal 2008 was $9.7 million or $0.27 per diluted share compared to net income of $4.1 million or $0.11 per diluted share for last year.

     Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for share based compensation using the modified prospective transition method, and therefore we have not restated prior periods’ results. All share-based compensation expense is recorded as general and administrative expense. Total share-based compensation expense recorded in the year ended March 31, 2008 and 2007 was $1.1 million and $910,000, respectively. This amount would have been $12.6 million for the year ended March 31, 2006, had we recognized share-based expense in the Consolidated Statements of Operations under SFAS 123R. During fiscal 2006, we accelerated vesting of stock options with exercise prices of $4.50 or greater. Unrecognized compensation expense from unvested options was $1.5 million as of March 31, 2008 and is expected to be recognized over a weighted-average period of 1.38 years.
Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an outside party. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business. The consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment.
     As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations.
     During fiscal 2008, the Company adjusted the carrying value of the assets and liabilities of discontinued operations by $502,000, ($245,000 net of tax) to reflect settled contingencies and reserve adjustments. The additional gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations.
     Net sales from discontinued operations for the years ended March 31, 2008, 2007 and 2006 were $5.2 million, $53.6 million and $70.6 million, respectively. Net income (loss) from discontinued operations was $2.6 million or $.07 per diluted share, $455,000 or $.01 per diluted share and $(2.1) million or $(.07) per diluted share for the years ended March 31, 2008, 2007 and 2006, respectively.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provides for a $95.0 million revolving credit facility and the Monroe agreement provides for a $15.0 million Term Loan facility. At March 31, 2008 we had $31.3 million outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, $11.9 million was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility. At March 31, 2007 we had total debt outstanding of $39.0 million related to our revolving credit facility and $15.0 million outstanding related to our Term Loan facility.
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
Revenue Recognition
     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2008, 2007 and 2006. Under specific conditions, we permit our customers to return products. We record a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our historical gross profit percent against average sales returns. Our actual sales return rates have averaged between 10% to 13% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.
     Our distribution customers at times qualify for certain price protection and promotional monies from our vendors. We serve as an intermediary to settle these amounts between vendors and customers. We account for these amounts as reductions of revenues with corresponding reductions in cost of sales.
     Our publishing business at times provides certain price protection, promotional monies, volume rebates and other incentives to customers. We record these amounts as reductions in revenue.
     FUNimation’s revenue is recognized upon meeting the recognition requirements of American Institute of Certified Public Accountants Statement of Position No. 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Fees received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Production Costs and License Fees — FUNimation
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
Allowance for Doubtful Accounts
     We perform periodic credit evaluations of our customers’ financial condition. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, the accuracy of the estimation process can be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. Our largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy, such as the bankruptcy of certain customers in fiscal 2007 and 2006 which resulted in write-offs of $1.7 million and $12.2 million, respectively. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.
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
     Our publishing segment had goodwill balances of $81.7 million as of both March 31, 2008 and 2007. We have no goodwill associated with our distribution segment. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material.
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
Income Taxes
     Income taxes are recorded under the liability method, whereby deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Management reviews our deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried a valuation allowance against our net deferred tax assets at March 31, 2007 of $1.0 million related to the loss associated with the variable interest entity (“VIE”), Mix & Burn. We determined in fiscal year 2008 that certain deferred tax assets could be realized due to the recognition of the gain on the sale of NEM, and the previously recorded valuation allowance was then reversed.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective for and was adopted by the Company on April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
Contingencies and Litigation
     There are various claims, lawsuits and pending actions against us. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe the ultimate resolution of existing actions will not have a materially adverse effect on our consolidated financial statements. As additional information becomes available, we assess any potential liability related to existing actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.

Recently Issued Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.
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
     During December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended June 30, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, SFAS 160 will have on its financial condition, results of operations and cash flows.
     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”)will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended March 31, 2009. Earlier adoption is prohibited.
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company intends to adopt SFAS No. 161 during the interim period beginning January 1, 2009. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.
     In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.
     During May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts.” SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted. The Company does not expect SFAS 163 to have a material effect on its consolidated financial statements
Reconciliation of GAAP Net Sales to Net Sales Before Inter-Company Eliminations
     In evaluating our financial performance and operating trends, management considers information concerning our net sales before inter-company eliminations of sales that are not prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. Management believes these non-GAAP measures are useful because they provide supplemental information that facilitates comparisons to prior periods and for the evaluations of financial results. Management uses these non-GAAP measures to evaluate its financial results, develop budgets and manage expenditures. The method we use to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2008	2007	2006
Net sales
Distribution	$611,007	$587,881	$551,170
Publishing	117,423	126,651	127,612
Other	—	—	424

Net sales before inter-company eliminations	728,430	714,532	679,206
Inter-company sales	(69,958)	(69,742)	(63,649)

Net sales as reported	$658,472	$644,790	$615,557

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Fiscal Years Ended March 31,
	2008	2007	2006
Net sales:
Distribution	92.8%	91.2%	89.5%
Publishing	17.8	19.6	20.7
Other	0.0	0.0	0.1
Inter-company sales	(10.6)	(10.8)	(10.3)

Total net sales	100.0	100.0	100.0
Cost of sales, exclusive of depreciation and amortization	84.6	83.4	83.6

Gross profit	15.4	16.6	16.4
Operating Expenses
Selling and marketing	4.2	4.4	4.5
Distribution and warehousing	1.8	1.9	1.6
General and administrative	5.3	5.5	5.8
Bad debt	—	0.6	2.0
Depreciation and amortization	1.4	1.7	1.5

Total operating expenses	12.7	14.1	15.4

Income from operations	2.7	2.5	1.0
Interest expense	(0.9)	(1.6)	(1.8)
Interest income	—	0.1	0.2
Deconsolidation of variable interest entity	—	—	0.3
Warrant expense	—	—	(0.1)
Other income (expense), net	—	—	0.1

Income (loss) from continuing operations — before taxes	1.8	1.0	(0.3)
Income tax (expense) benefit	(0.8)	(0.4)	0.1

Net income (loss) from continuing operations	1.0	0.6	(0.2)
Discontinued operations, net of tax
Gain on sale of discontinued operations	0.8	—	—
Income (loss) from discontinued operations	(0.3)	—	(0.3)

Net income (loss)	1.5%	0.6%	(0.5)%

     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon financing, obtaining additional financing when required, dependency upon software developers and manufacturers, risks of returns and inventory obsolescence, effect of technology developments, effect of free product downloads, change in retailers methods of distribution and the possible volatility of our stock price. See also “Business — Forward-Looking Statements/Risk Factors” in Item 1A of this Form 10-K.

Distribution Segment
     The distribution segment distributes PC software, DVD video, video games, accessories, major label music (through December 2005) and independent music (through May 2007).
Fiscal 2008 Results Compared With Fiscal 2007
     Net Sales
     Net sales for the distribution segment were $611.0 million (before inter-company eliminations) for fiscal 2008 compared to $587.9 million (before inter-company eliminations) for fiscal 2007. The $23.1 million or 3.9% increase in net sales for fiscal 2008 was principally due to increases in sales in all categories except for our DVD video category. Sales increased in the software product group to $498.3 million for fiscal 2008 compared to $466.4 million for fiscal 2007. Software continues to expand its market share presence. DVD video decreased to $64.7 million for fiscal 2008 from $76.7 million in fiscal 2007 due primarily to the loss of business with an electronics department store retailer. Video games increased to $48.1 million in fiscal 2008 from $44.8 million in fiscal 2007, due to increased publisher rosters and strong releases. The Company believes future sales increases will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
     Gross Profit
     Gross profit for the distribution segment was $58.4 million or 9.6% of net sales for fiscal 2008 compared to $60.7 million or 10.3% of net sales for fiscal 2007. The decrease in gross profit as a percent of net sales for fiscal 2008 was due to a shift in sales mix from higher gross margin products. The Company expects gross profit to fluctuate depending upon the make-up of product sold.
     Operating Expenses
     Total operating expenses for the distribution segment were $53.3 million or 8.7% of net sales for fiscal 2008 compared to $54.5 million or 9.3% of net sales for fiscal 2007. Overall expenses for general and administrative and bad debt expense decreased, which were partially offset by increases in selling and marketing expenses, distribution and warehouse expenses and depreciation and amortization.
     Selling and marketing expenses for the distribution segment remained flat at $14.2 million or 2.3% of net sales for fiscal 2008 compared to $14.1 million or 2.4% of net sales for fiscal 2007.
     Distribution and warehousing expenses for the distribution segment remained flat at $12.0 million or 2.0% of net sales for fiscal 2008 compared to $12.3 million or 2.1% of net sales for fiscal 2007.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $23.8 million or 3.9% of net sales for fiscal 2008 compared to $24.0 million or 4.1% of net sales for fiscal 2007. The total fluctuation between periods reflected higher expenses for fiscal 2008, primarily an increase of $1.7 million due to the implementation of a new enterprise resource planning (“ERP”) system and $1.5 million of professional and legal fees. These increases were offset by decreases in salaries of $1.4 million, of which $817,000 primarily related to incentive-based deferred compensation expense related to the former CEO’s employment agreement, decreased bonus expense of $711,000 due to the overall performance of the Company and other general and administrative expenses.
     Bad debt expense was $60,000 or 0.0% as a percent of net sales for fiscal 2008 compared to $1.4 million or 0.2% for fiscal 2007. Fiscal 2007 included the write-off of accounts receivable of $1.7 million due to the bankruptcy of a retailer. This was partially offset by recoveries of other accounts receivable that were previously written off.
     Depreciation and amortization for the distribution segment was $3.3 million for fiscal 2008 compared to $2.6 million for fiscal 2007. The increase is principally due to the new ERP system.

     Operating Income (Loss)
     Net operating income from continuing operations for the distribution segment was $5.1 million for fiscal 2008 compared to a net operating income from continuing operations of $6.3 million for fiscal 2007.
Fiscal 2007 Results Compared With Fiscal 2006
     Net sales for the distribution segment were $587.9 million (before inter-company eliminations) for fiscal 2007 compared to $551.2 million (before inter-company eliminations) for fiscal 2006. The $36.7 million or 6.7% increase in net sales for fiscal 2007 was principally due to increases in sales in all categories. Sales increased in the software product group to $466.4 million for fiscal 2007 compared to $448.7 million for fiscal 2006. Software continued to expand its market share presence. DVD video grew to $76.7 million for fiscal 2007 from $62.6 million in fiscal 2006 and video games increased to $44.8 million in fiscal 2007 from $39.9 million in fiscal 2006, due to increased publisher and customer rosters and strong releases throughout the year.
     Gross Profit
     Gross profit for the distribution segment was $60.7 million or 10.3% of net sales for fiscal 2007 compared to $53.9 million or 9.8% of net sales for fiscal 2006. The increase in gross profit as a percent of net sales for fiscal 2007 was due to a shift in sales mix to higher gross margin products. The Company expects gross profit to fluctuate depending upon the make-up of product sold.
     Operating Expenses
     Total operating expenses for the distribution segment were $54.5 million or 9.3% of net sales for fiscal 2007 compared to $58.4 million or 10.6% of net sales for fiscal 2006. Overall expenses for selling and marketing and bad debt expense decreased, which were partially offset by increases in general and administrative expenses, distribution and warehouse expenses and depreciation and amortization.
     Selling and marketing expenses for the distribution segment were $14.1 million or 2.4% of net sales for fiscal 2007 compared to $15.0 million or 2.7% of net sales for fiscal 2006. The decrease in selling and marketing expenses for fiscal 2007 resulted primarily from decreased personnel costs and commissions. Sales commissions decreased due to outside sales commission rate changes relating to merchandising services at a major mass merchandiser.
     Distribution and warehousing expenses for the distribution segment were $12.3 million or 2.1% of net sales for fiscal 2007 compared to $9.6 million or 1.7% of net sales for fiscal 2006. The increase in fiscal 2007 is due to the closing and relocation of a subsidiary’s warehouse and manufacturing operations to Minnesota.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $24.0 million or 4.1% of net sales for fiscal 2007 compared to $22.8 million or 4.1% of net sales for fiscal 2006. The total fluctuation between periods reflected higher expenses for fiscal 2007 including increased salaries of $817,000 primarily related to incentive-based deferred compensation expense related to the former CEO’s employment agreement, increased bonus expense of $370,000 due to the overall performance of the Company, increased stock-based compensation expense of $910,000 due to the adoption and implementation of FAS 123R, and an increase of $1.3 million due to the implementation of a new ERP system. These increases were partially offset by decreases in professional and legal fees of approximately $1.3 million and other general and administrative expenses.
     Bad debt expense was $1.4 million or 0.2% as a percent of net sales for fiscal 2007 compared to $8.8 million or 1.6% for fiscal 2006. Fiscal 2007 and 2006 included the write-off of accounts receivable of $1.7 million and $9.0 million, respectively, due to the bankruptcy of retailers. These were partially offset by recoveries of other accounts receivable that were previously written off.
     Depreciation and amortization for the distribution segment was $2.6 million for fiscal 2007 compared to $2.2 million for fiscal 2006. The increase is principally due to new warehouse equipment depreciation.

     Operating Income (Loss)
     Net operating income from continuing operations for the distribution segment was $6.3 million for fiscal 2007 compared to a net operating loss from continuing operations of $4.5 million for fiscal 2006.
Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation. We acquired FUNimation on May 11, 2005, and its operating results are included from the date of acquisition.
Fiscal 2008 Results Compared With Fiscal 2007
     Net Sales
     Net sales for the publishing segment decreased 7.3% to $117.4 million (before inter-company eliminations) for fiscal 2008 from $126.7 million (before inter-company eliminations) for fiscal 2007. The decrease in net sales was primarily due to a softness in net sales due to a decline in certain PC software and DVD categories, offset by strong anime home video net sales from releases which included Afro Samurai, Fullmetal Alchemist, Witchblade, Dragon Ball Z. The Company believes future sales increases will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment as a whole.
     Gross Profit
     Gross profit for the publishing segment was $43.2 million or 36.8% as a percent of net sales for fiscal 2008 and $46.6 million or 36.8% as a percent of net sales for fiscal 2007. The gross margin rate remained relatively flat between the periods.
     Operating Expenses
     Operating expenses for the publishing segment were $30.5 million, or 26.0% of net sales, for fiscal 2008 and $36.5 million, or 28.8% of net sales for fiscal 2007. Overall expenses decreased in all categories of operating expenses.
     Selling and marketing expenses were $13.2 million or 11.2% of net sales for fiscal 2008 and $14.2 million or 11.2% of net sales for fiscal 2007. The decrease of $1.0 million from the prior year is primarily due to decreased product development and advertising spending on products.
     General and administrative expenses were $11.0 million or 9.4% of net sales for fiscal 2008 and $11.8 million or 9.3% of net sales for fiscal 2007. Decreases of $1.4 million in personnel costs and $183,000 in professional fees were offset by increases in legal fees of $481,000 related to a settlement and rent expense of $361,000 related to costs associated with the new FUNimation lease and termination of prior BCI and FUNimation leases.
     Bad debt recovery was $75,000 for fiscal 2008 and bad debt expense was $2.2 million for fiscal 2007. Fiscal 2007 included the write-off of amounts due to the bankruptcy of a retailer and the write-off of amounts due from a FUNimation acquisition accounts receivable.
     Depreciation and amortization expense was $6.3 million for fiscal 2008 and $8.3 million for fiscal 2007. Fiscal 2008 amortization expense was reduced by $2.4 million on intangibles related to the FUNimation acquisition.
     Operating Income (Loss)
     The publishing segment had operating income of $12.7 million for fiscal 2008 and $10.1 million for fiscal 2007.

Fiscal 2007 Results Compared With Fiscal 2006
     Net Sales
     Net sales for the publishing segment decreased .8% to $126.7 million (before inter-company eliminations) for fiscal 2007 from $127.6 million (before inter-company eliminations) for fiscal 2006. Of the change in net sales, FUNimation contributed $17.8 million more during fiscal 2007 than fiscal 2006, partially due to a full year contribution in fiscal 2007. The decrease in net sales was primarily due to a decline in certain PC software and DVD categories, offset by anime home video net sales from releases which included Black Cat, Basilisk, Fullmetal Panic, Trinity Blood and two Dragon Ball Z movie 3-packs.
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
     Selling and marketing expenses were $14.2 million or 11.2% of net sales for fiscal 2007 and $12.9 million or 10.1% of net sales for fiscal 2006. The increase of $1.3 million from the prior year is primarily due to increased advertising spending on new products.
     General and administrative expenses were $11.8 million or 9.3% of net sales for fiscal 2007 and $11.3 million or 8.9% of net sales for fiscal 2006. These expenses remained relatively flat over the prior year.
     Bad debt expense was $2.2 million for fiscal 2007 and $3.3 million for fiscal 2006. Fiscal 2007 included the write-off of amounts due to the bankruptcy of a retailer and the write-off of amounts due from a FUNimation acquisition accounts receivable. Fiscal 2006 included the write-off of amounts due to the bankruptcy of a retailer.
     Depreciation and amortization expense was $8.3 million for fiscal 2007 and $7.0 million for fiscal 2006. Fiscal 2006 amortization expense was reduced by $2.2 million based on the adjusted purchase price allocation in the fourth quarter of fiscal 2006, related to the FUNimation acquisition.
     Operating Income (Loss)
     The publishing segment had operating income of $10.1 million for fiscal 2007 and $12.9 million for fiscal 2006.
Other Segment — Fiscal 2008 Results Compared With Fiscal 2007 and Fiscal 2007 Results Compared With Fiscal 2006
     The other segment included the operations of Mix & Burn, a consolidated VIE. The VIE was deconsolidated as of December 1, 2005 due to our determination that we were no longer the primary beneficiary as defined by FIN 46(R).
     There were no sales for the other segment in fiscal 2008 or 2007 compared to net sales for the other segment of $424,000 (before inter-company eliminations) for fiscal 2006. Gross profit for the other segment was $81,000 or 19.1% as a percent of net sales for fiscal 2006. Total operating expenses for the other segment were $1.7 million for fiscal 2006. The other segment had operating losses of $1.8 million for fiscal 2006.
Consolidated Other Income and Expense for All Periods
     Other income and expense, net, decreased to net expense of $5.5 million in fiscal 2008 from net expense of $10.2 million in fiscal 2007. Interest expense was $6.1 million for fiscal 2008 compared to $10.2 million for fiscal 2007. The decrease in interest expense for fiscal 2008 is a result of the reduction in debt levels in fiscal 2008 and the write-off of debt financing costs in fiscal 2007 of $2.4 million, related to our prior debt facility. Other income (expense) amounts for fiscal 2008 consisted primarily of interest income of $259,000 and $366,000 of net other income. Other income (expense) amounts for fiscal 2007 consisted primarily of interest income of $357,000, $251,000 of warrant expense related to the March 2006 private placement and $50,000 of net other expense.
     Other income and expense, net, increased to net expense of $10.2 million in fiscal 2007 from net expense of $8.5 million in fiscal 2006. Interest expense was $10.2 million for fiscal 2007 compared to $11.2 million for fiscal 2006. The decrease in interest expense for fiscal 2007 is a result of the reduction in total outstanding debt from the prior year, partially offset by the write-off in 2007 of debt financing costs of $2.4 million, related to our prior debt facility. Other income (expense) amounts for fiscal 2007 consisted primarily of interest income of $357,000, warrant expense of $251,000 related to the 2006 Private Placement and $50,000 of other expense. Other income (expense) amounts for fiscal 2006 consisted primarily of interest income of $583,000, other income of $1.9 million related to the deconsolidation of the variable interest entity, $342,000 of warrant expense related to the 2006 Private Placement, a gain on interest rate swaps of $623,000, and other expense of $4,000.
Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods
     We recorded consolidated income tax expense for fiscal 2008 of $5.3 million or an effective tax rate of 42.8%, income tax expense of $2.6 million for fiscal 2007 or an effective tax rate of 41.9%, and an income tax benefit of $654,000 for fiscal 2006, or an effective rate of 38.8%. We utilized net operating loss carryforwards in fiscal 2006. No net operating loss carryforwards existed at March 31, 2008 or 2007.
Consolidated Net Income (Loss) from Continuing Operations
     We recorded net income from continuing operations of $7.1 million and $3.6 million for fiscal 2008 and 2007, respectively and net loss from continuing operations of $3.2 million for fiscal 2006.
Discontinued Operations
     The Company’s businesses classified as discontinued operations recorded a net loss from operations of $2.3 million, net of tax, net income from operations of $455,000, net of tax and a net loss from operations of $2.1 million, net of tax, for the years ended March 31, 2008, 2007 and 2006, respectively. The Company recorded a gain on sale of discontinued operations of $4.9 million, net of tax, for the year ended March 31, 2008.
Consolidated Net Income (Loss) for All Periods
     Net income (loss) for the fiscal years 2008, 2007 and 2006 were $9.7 million, $4.1 million, and $(3.2) million, respectively.
Market Risk
     The Company’s exposure to market risk is primarily due to the fluctuating interest rates associated with variable rate indebtedness. See “Item 7A — Quantitative and Qualitative Disclosure About Market Risk.”
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 33.0%, 30.3%, and 31.5% of our net sales for the fiscal years ended March 31, 2008, 2007 and 2006. In fiscal 2006 our third quarter earnings were not in line with our earnings trends primarily due to the impact of the bankruptcy of a major retailer. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for fiscal 2008 totaled $18.4 million, cash provided by operating activities for fiscal 2007 totaled $21.4 million, and cash used in operating activities totaled $5.4 million in fiscal 2006.
     The net cash provided by operating activities for fiscal 2008 mainly reflected our net income combined with various non-cash charges, including depreciation and amortization of $9.7 million, amortization of license fees of $6.9 million, amortization of production costs of $3.3 million, share-based compensation expense of $1.1 million, deferred compensation costs of $787,000, a change in deferred income taxes of $2.8 million and by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2008: accounts receivable increased by $6.2 million, reflecting timing of collections; inventories decreased by $4.1 million, primarily reflecting a focus on reducing inventory; prepaid expenses increased by $1.0 million, primarily reflecting royalty advances in the publishing segment; other assets decreased $600,000, primarily due to amortization and recoupments; production costs and license fees increased $5.2 million and $11.8 million, respectively, due primarily to new content acquisitions; accounts payable increased $5.1 million, primarily due to timing of disbursements and accrued expenses increased $2.8 million, primarily as result of royalties payable on sales.
     The net cash provided by operating activities for fiscal 2007 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $11.0 million, amortization and write-off of deferred financing costs of $3.0 million, amortization of license fees of $7.4 million, amortization of production costs of $2.3 million, share-based compensation expense of $910,000, deferred compensation costs of $1.1 million, offset by a change in deferred income taxes of $1.2 million and by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2007: accounts receivable increased by $1.0 million; inventories decreased by $3.9 million, primarily reflecting a focus on reducing inventory levels; prepaid expenses increased by $2.0 million, primarily reflecting royalty advances in the publishing segment; income taxes receivable decreased by $3.6 million, primarily due to the timing of required tax payments and tax refunds; other assets decreased $1.9 million, primarily due to amortization and recoupments; production costs and license fees increased $3.9 million and $9.6 million, respectively, due primarily to new content acquisitions; accounts payable increased $2.3 million, primarily due to timing of disbursements; and accrued expenses decreased $2.2 million, primarily due to decreased accrued interest expense and royalty payments.
     The net cash used in operating activities for fiscal 2006 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $9.3 million, amortization of license fees of $5.3 million, amortization of production costs of $1.9 million, deferred taxes of $2.5 million, change in deferred revenue of $1.0 million, and a gain from the deconsolidation of Mix & Burn of $1.9 million, offset by our working capital demands. Changes in the following operating assets and liabilities are net of the effect of the addition of the FUNimation assets and liabilities due to the acquisition: accounts receivable decreased by $14.0 million, reflecting the focus on managing working capital; inventories increased by $2.9 million, primarily reflecting higher inventories required to support the Company’s net sales increase; prepaid expenses increased by $4.2 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $3.0 million and $11.3 million, respectively, due primarily to new content acquisitions; and income taxes receivable increased $4.4 million, primarily due to timing of required tax payments.
Investing Activities
     Cash flows used in investing activities totaled $13.9 million, $8.9 million and $91.0 million in fiscal 2008, 2007 and 2006, respectively.
     Acquisition of property and equipment totaled $8.6 million, $7.1 million and $2.9 million in fiscal 2008, 2007 and 2006, respectively. Purchases of fixed assets in fiscal 2008 and 2007 primarily related to the new ERP project and warehouse equipment. Purchases of assets in fiscal 2006 consisted primarily of warehouse equipment. Purchase of intangible assets totaled $1.4 million, $1.5 million and $644,000 for fiscal 2008, 2007 and 2006, respectively.

     Purchases of marketable equity securities totaled $4.0 million for fiscal 2008, which relates to the creation of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO.
     Acquisition of businesses totaled $87.1 million for fiscal 2006 related to the acquisition of FUNimation.
Financing Activities
     Cash flows used in financing activities were $13.1 million in fiscal 2008, $26.9 million in fiscal 2007 and cash provided by financing activities totaled $97.0 million for fiscal 2006, respectively.
     The Company recorded net payments on note payable — line of credit of $7.6 million, and net payments on note payable of $5.3 million for fiscal 2008. Debt acquisition costs were $240,000 and proceeds received upon the exercise of common stock options were $190,000 for fiscal 2008.
     The Company recorded net proceeds from note payable — line of credit of $39.0 million, net proceeds from note payable of $15.0 million and repayments of note payable of $80.1 million for fiscal 2007. Debt acquisition costs were $990,000 and proceeds received upon the exercise of common stock options were $466,000 for fiscal 2007.
     The Company recorded proceeds from notes payable of $141.1 million for fiscal 2006 and debt issuance costs of $3.1 million for fiscal 2006. The Company recorded $59.9 million in repayments on notes payable, net proceeds from the 2006 Private Placement of $18.5 million and proceeds from the exercise of common stock options and warrants of $455,000 for fiscal 2006.
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $5.6 million for fiscal 2008, $1.1 million for fiscal 2007 and cash flows used in operating activities were $1.9 million for fiscal 2006. Proceeds from the sale of discontinued operations were $6.5 million for the year ended March 31, 2008.
Capital Resources
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation. The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was again amended and restated on June 1, 2005. The credit agreement provided a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million.
     The Company amended, in its entirety, the credit agreement with GE Commercial Finance on March 22, 2007. The credit agreement provides for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding and $11.9 million available on the revolving facility.
     We entered into a term credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement provides for a four year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500, annual excess cash flow payments and final payment in March 2011. The facility is secured by a second priority security interest in all of our assets. At March 31, 2008 we had $9.7 million outstanding on the Term Loan facility.
     In association with the credit agreements, the Company also pays certain facility and agent fees. Additionally, the Company is required to pay a prepayment penalty of 1% of the outstanding balance on each credit agreement. Interest under the revolving facility was at the index rate and LIBOR plus .75% and 2.00%, respectively (6.0% and 4.6% at March 31, 2008) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.62% at March 31, 2008).

     Under both of the credit agreements we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a maximum of indebtedness to EBITDA. The revolving facility also has a borrowing base availability requirement. The Company has obtained an amendment and waiver for non-compliance with a certain covenant at March 31, 2008.
     On June 12, 2008, we entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permits us to pay off the remaining balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) creates a $6.0 million tranche of borrowings subject to interest at an index rate of 6.25%, or LIBOR plus 7.5%; (iii) modifies the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3%, depending upon borrowing availability during the prior fiscal quarter; (iv) extends the term of the GE Facility to March 22, 2012; (v) modifies the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the amendment, and 0.5% during the third year following the date of the amendment; (vi) modifies certain financial covenants as of March 31, 2008.
     In connection with entering into the Amendment, we paid off the term loan facility with Monroe Capital Advisors, LLC in its entirety on June 12, 2008.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer for post-retirement benefits; and (5) amounts payable in connection with the licensing and implementation of an ERP system that we have undertaken. During fiscal year 2008, we invested approximately $23.6 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $9.7 million in connection with the licensing and implementation of our ERP system during the year ended March 31, 2008. We anticipate that cash outlays in connection with the ERP system for fiscal 2009 will be approximately $3.8 million, which we expect will be funded by working capital.
     Our credit agreements provide a three-year $95.0 million revolving facility and a four-year Term loan facility for $15.0 million. The revolving sub-facility of up to $95.0 million, subject to certain borrowing base requirements, is available for working capital and general corporate needs. As of March 31, 2008, we had $9.7 million outstanding on the Term Loan facility and had $31.3 million outstanding on the revolving sub-facility and excess availability of $11.9 million, based on the terms of the agreement.
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
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2008 by fiscal year (in thousands).

		1	2 — 3	4 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$26,951	$2,706	$5,354	$5,102	$13,789
Capital leases	144	77	67	—	—
Note payable	9,744	150	9,594	—	—
License and distribution agreements	22,308	11,922	7,636	2,750	—
Deferred compensation	5,571	2,089	3,482	—	—

Total	$64,718	$16,944	$26,133	$7,852	$13,789

     We have excluded our FIN 48 liabilities from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the note payable have been excluded.

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
     Interest Rate Risk. Our exposure to changes in interest rates results primarily from credit facility borrowings. As of March 31, 2008 we had $41.0 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2008, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $410,000.
     Foreign Currency Risk. The Company has a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the effective exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.
     During the years ended March 31, 2008, 2007 and 2006, the Company had $252,000 of foreign exchange gain, $413,000 of foreign exchange loss and $9,000 of foreign exchange gain, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.
Item 8. Financial Statements and Supplementary Data
     The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Reports of Independent Registered Public Accounting Firms at the end of this report commencing at the pages indicated below:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at March 31, 2008 and 2007
Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended
March 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2008, 2007 and 2006
     All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.
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

     As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:
(i.)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets;

(ii.)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

(iii.)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements.
     An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.
     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report , included herein, on the Company’s internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
Item 9B. Other Information
Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permits the Company to pay off the remaining balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) creates a $6.0 million tranche of borrowings subject to interest at an index rate of 6.25%, or LIBOR plus 7.5%; (iii) modifies the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3%, depending upon borrowing availability during the prior fiscal quarter; (iv) extends the term of the GE Facility to March 22, 2012; (v) modifies the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the amendment, and 0.5% during the third year following the date of the amendment; (vi) modifies certain financial covenants as of March 31, 2008.
     In connection with entering into the Amendment, the Company paid off the term loan facility with Monroe Capital Advisors, LLC in its entirety on June 12, 2008.
     The discussion herein regarding the Amendment is qualified in its entirety by reference to the Third Amendment to Fourth Amended and Restated Credit Agreement by and among the Company and General Electric Capital Corporation dated June 12, 2008, attached hereto as Exhibit 10.59.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     We refer you to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of our fiscal year, for information regarding this item and our directors and nominees for director. This information is incorporated by reference into this item of the report.
     Information regarding our executive officers is found in Part I, Item 1 of this report under the heading “Executive Officers of the Company”.
     We refer you to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding our Audit Committee members and “audit committee financial experts”. This information is incorporated by reference into this item of the report.
     We refer to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.
     The information regarding the Company’s Code of Business Ethics is incorporated by reference to the information to be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year.
Item 11. Executive Compensation
     Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of March 31, 2008 and 2007.

(iii)	Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2006, 2007 and 2008.

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006.

(vi)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibit Listing

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	04/13/06

3.2	Navarre Corporation Amended and Restated Bylaws		8-K		3.1	01/25/07

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	04/13/06

4.2	Form of Warrant dated March 21, 2006		S-1		4.4	04/13/06

4.3	Form of Agent’s Warrant		S-1/A		4.5	06/26/06

10.1*	Navarre Corporation Amended and Restated 1992 Stock Option Plan		10-K	03/31/02	10.3	07/01/02

10.2*	2003 Amendment to 1992 Stock Option Plan		S-8		99.1	09/23/03

10.3*	Form of Individual Stock Option Agreement under 1992 Stock Option Plan		S-1		10.4	09/03/93

10.4*	Navarre Corporation Amended and Restated 2004 Stock Plan		S-8		4	02/22/06

10.5*	Form of Employee Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.58	06/14/05

10.6*	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.59	06/14/05

10.7*	Form of Employee Restricted Stock Agreement under 2004 Stock Plan		8-K		10.2	04/04/06

10.8*	Form of Director Restricted Stock Agreement under 2004 Stock Plan		8-K		10.3	04/04/06

10.9*	Form of TSR Stock Unit Agreement under 2004 Stock Plan		8-K		10.4	04/04/06

			Incorporated by reference
Exhibit		Filed		Period			Filing
number	Exhibit description	herewith	Form	ending	Exhibit		date

10.10*	Form of Performance Stock Unit Agreement under 2004 Stock Plan		8-K		10.5		04/04/06

10.11*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan		10-Q	09/31/07	10.1		11/08/07

10.12*	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson		10-Q	12/31/01	10.1		02/13/02

10.13*	Amendment dated December 28, 2006 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.2		12/29/06

10.14*	Amendment dated March 30, 2007 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.1		04/04/07

10.15*	Form of Separation Agreement between the Company and Charles E. Cheney		10-K	03/31/04	10.41		06/29/04

10.16*	Form of Post-Acquisition Employment Agreement among the Company, FUNimation Productions, Ltd. and Gen Fukunaga		8-K		10.1	(b)	01/11/05

10.17*	Amended and Restated Employment Agreement dated December 28, 2006 between the Company and Cary L. Deacon		8-K		99.1		12/29/06

10.18*	Amendment dated January 29, 2007 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1		01/30/07

10.19*	Amendment dated March 20, 2008 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1		03/21/08

10.20*	Amended and Restated Executive Severance Agreement dated March 20, 2008 between the Company and J. Reid Porter		8-K		10.2		03/21/08

10.21*	Executive Severance Agreement dated March 20, 2008 between the Company and Brian Burke		8-K		10.3		03/21/08

10.22*	Executive Severance Agreement dated March 20, 2008 between the Company and John Turner		8-K		10.4		03/21/08

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.23*	Form of Lock-Up Agreement		8-K		10.1	03/23/06

10.24*	Fiscal Year 2007 Annual Management Incentive Plan		8-K		10.1	04/04/06

10.25*	Fiscal Year 2008 Annual Management Incentive Plan		8-K		10.1	07/12/07

10.26*	Fiscal Year 2009 Annual Management Incentive Plan	X

10.27	Office/Warehouse Lease dated April 1, 1998 between the Company and Cambridge Apartments, Inc.		10-K	03/31/99	10.6	06/29/99

10.28	Amendment dated September 27, 2001 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.1	08/14/03

10.29	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003		10-Q	06/30/03	10.9.3	08/14/03

10.30	Amendment dated July 14, 2003 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.2	08/14/03

10.31	Form of Amendment dated February 23, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.48	06/29/04

10.32	Form of Amendment dated June 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.49	06/29/04

10.33	Addendum dated May 27, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.51	06/29/04

10.34	Amendment dated March 21, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-K	03/31/04	10.50	06/29/04

10.35	Amendment dated November 23, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/04	10.1	02/14/05

10.35	Amendment dated February 2, 2006 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/05	10.1	02/09/06

			Incorporated by reference
Exhibit		Filed		Period			Filing
number	Exhibit description	herewith	Form	ending	Exhibit		date

10.37	Form of Office/Warehouse Lease dated May 27, 2004 between the Company and NL Ventures IV New Hope, L.P.		10-K	03/31/04	10.47		06/29/04

10.38	License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Encore Software, Inc. and Riverdeep Inc. dated March 29, 2004		10-Q/A	09/30/04	10.1		11/19/04

10.39	License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Encore Software, Inc. and Riverdeep Inc. dated March 29, 2004		10-Q/A	09/30/04	10.2		11/19/04

10.40	Addendum dated April 13, 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q/A	09/30/04	10.3		11/19/04

10.41	Form of Addendum dated October 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q/A	09/30/04	10.4		11/19/04

10.42	Form of Addendum dated November 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc		10-Q	12/31/04	10.2		02/14/05

10.43	Addendum dated October 6, 2005 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q	09/30/05	10.1		11/14/05

10.44	Addendum dated April 1, 2006 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-K	03/31/06	10.98		06/14/06

10.45	Office Lease dated October 8, 2004 between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	09/30/04	10.57		11/15/04

10.46	Amendment dated December 29, 2004 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	12/31/04	10.3		02/14/05

10.47	Partnership Interest Purchase Agreement dated January 10, 2005 among FUNimation Sellers and the Company		8-K		10.1		01/11/05

10.48	Form of Assignment and Assumption of FUNimation Limited Partnership Interests		8-K		10.1	(a)	02/14/05

10.49	Form of FUNimation Sellers Non-Competition Agreement		8-K		10.1	(d)	02/14/05

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.50	Amendment dated May 11, 2005 to Partnership Interest Purchase Agreement among FUNimation Sellers and the Company		8-K		10.47	06/29/04

10.51	Memorandum of Understanding dated February 7, 2006 among FUNimation Sellers and the Company		8-K		99.1	02/08/06

10.52	Office Lease dated May 29, 2007 between FUNimation Productions, Ltd. and FMBP Industrial I LP		10-K	03/31/07	10.117	06/14/07

10.53	Form of Securities Purchase Agreement dated March 2006 between the Company and various purchasers		S-1		4.2	04/13/06

10.54	Form of Registration Rights Agreement dated March 2006 between the Company and various purchasers		S-1		4.3	04/13/06

10.55	Purchase and Sale Agreement dated May 11, 2007 by and among the Company, Navarre Entertainment Media, Inc. and Koch Entertainment LP		8-K		10.1	05/14/07

10.56	Form of Fourth Amended and Restated Credit Agreement dated March 22, 2007 among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	03/23/07

10.57	Form of Amendment and Limited Waiver dated May 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	05/31/07

10.58	Form of Amendment and Limited Waiver dated June 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	08/13/07

10.59	Form of Amendment and Limited Waiver dated June 12, 2008 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders	X

10.60	Form of Credit Agreement dated March 22, 2007 among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	03/23/07

10.61	Limited Waiver dated May 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	05/31/07

Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.62	Form of Amendment dated June 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	08/13/07

14.1	Navarre Corporation Code of Business Conduct and Ethics		10-K	03/31/04	14.1	06/29/04

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	X

24.1	Power of Attorney, contained on signature page	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 16, 2008	By	/s/ Cary L. Deacon
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

Signature	Title	Date
/s/ Cary L. Deacon	President and Chief Executive Officer and Director
Cary L. Deacon	(principal executive officer)	June 16, 2008

/s/ J. Reid Porter	Chief Financial Officer (principal financial and
J. Reid Porter	accounting officer)	June 16, 2008

/s/ Eric H. Paulson Eric H. Paulson	Chairman of the Board	June 16, 2008

/s/ Keith A. Benson Keith A. Benson	Director	June 16, 2008

/s/ Timothy R. Gentz Timothy R. Gentz	Director	June 16, 2008

/s/ James G. Sippl James G. Sippl	Director	June 16, 2008

/s/ Michael L. Snow Michael L. Snow	Director	June 16, 2008

/s/ Tom Weyl Tom Weyl	Director	June 16, 2008

/s/ Deborah L. Hopp Deborah L. Hopp	Director	June 16, 2008

/s/ Richard Gary St. Marie Richard Gary St. Marie	Director	June 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited the accompanying consolidated balance sheets of Navarre Corporation and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for share-based payments to adopt Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navarre Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited Navarre Corporation and subsidiaries’ (the Company) internal control over financial reporting of as of March 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 12, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 12, 2008

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,445	$966
Marketable securities	1,506	—
Accounts receivable, less allowance for doubtful accounts and sales returns of $15,417 and $18,284, respectively	76,806	70,609
Inventories	32,654	36,791
Prepaid expenses and other current assets	12,118	11,126
Income taxes receivable	937	828
Deferred tax assets — current	9,100	8,935
Current assets of discontinued operations	—	21,889

Total current assets	137,566	151,144
Property and equipment, net of accumulated depreciation of $14,484 and $10,786, respectively	17,181	12,551
Assets held for sale, net of accumulated depreciation of $194 and $131, respectively	1,428	1,491
Other assets:
Marketable securities	2,667	—
Goodwill	81,697	81,697
Intangible assets, net of amortization of $21,180 and $15,588, respectively	9,984	14,197
License fees, net of amortization of $19,595 and $12,688, respectively	20,515	15,609
Other assets	12,424	11,193
Long-term assets of discontinued operations	—	343

Total assets	$283,462	$288,225

Liabilities and shareholders’ equity
Current liabilities:
Note payable — line of credit	$31,314	$38,956
Note payable — short term	150	150
Capital lease obligation — short term	59	102
Accounts payable	92,199	87,145
Deferred compensation	2,080	—
Accrued expenses	16,118	13,578
Current liabilities of discontinued operations	—	12,748

Total current liabilities	141,920	152,679
Long — term liabilities
Note payable — long-term	9,594	14,850
Capital lease obligation — long-term	60	120
Deferred compensation	3,491	6,358
Deferred tax liabilities — non-current	3,106	7
Other long — term liabilities	880	760

Total liabilities	159,051	174,774
Commitments and contingencies (Note 24)
Shareholders’ equity:
Common stock, no par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 36,227,886 and 36,038,295, respectively	160,103	158,801
Accumulated deficit	(35,692)	(45,350)

Total shareholders’ equity	124,411	113,451

Total liabilities and shareholders’ equity	$283,462	$288,225

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2008	2007	2006
Net sales	$658,472	$644,790	$615,557
Cost of sales (exclusive of depreciation and amortization)	556,913	537,433	514,132

Gross profit	101,559	107,357	101,425
Operating expenses:
Selling and marketing	27,370	28,299	27,950
Distribution and warehousing	11,976	12,330	9,567
General and administrative	34,810	35,754	35,771
Bad debt expense (recovery)	(15)	3,654	12,111
Depreciation and amortization	9,587	10,958	9,259

Total operating expenses	83,728	90,995	94,658

Income from operations	17,831	16,362	6,767
Other income (expense):
Interest expense	(6,127)	(10,220)	(11,217)
Interest income	259	357	583
Deconsolidation of variable interest entity	—	—	1,896
Warrant expense	—	(251)	(342)
Derivative gain	—	—	623
Other income (expense), net	366	(50)	4

Income (loss) from continuing operations before income tax	12,329	6,198	(1,686)
Income tax benefit (expense)	(5,273)	(2,594)	654

Net income (loss) from continuing operations	7,056	3,604	(1,032)
Discontinued operations, net of tax
Gain on sale of discontinued operations	4,892	—	—
Income (loss) from discontinued operations	(2,290)	455	(2,143)

Net income (loss)	$9,658	$4,059	$(3,175)

Basic earnings (loss) per common share:
Continuing operations	$.20	$.10	$(.04)
Discontinued operations	$.07	$.01	$(.07)

Net income (loss)	$.27	$.11	$(.11)

Diluted earnings (loss) per common share:
Continuing operations	$.20	$.10	$(.04)
Discontinued operations	$.07	$.01	$(.07)

Net income (loss)	$.27	$.11	$(.11)

Weighted average shares outstanding:
Basic	36,105	35,786	29,898
Diluted	36,269	36,228	29,898
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other	Total	Temporary Equity —Unregistered
	Common Stock		Accumulated	Comprehensive	Shareholders’	Common Stock
	Shares	Amount	Deficit	Income (Loss)	Equity	Shares	Amount
Balance at March 31, 2005	27,896,080	$123,481	$(46,197)	$—	$77,284	—	$—
Shares issued upon exercise of stock options	187,531	455	—	—	455	—	—
Shares issued with acquisition of FUNimation	1,827,486	14,144	—	—	14,144	—	—
Shares issued with private placement, net of expenses $1,421	—	—	—	—	—	5,699,998	16,634
Tax benefit from employee stock option plans	—	249	—	—	249	—	—
Other	—	(37)	(37)	—	(74)	—	—
Net loss	—	—	(3,175)	—	(3,175)	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	23	23	—	—

Comprehensive loss	—	—	—	—	(3,152)	—	—

Balance at March 31, 2006	29,911,097	138,292	(49,409)	23	88,906	5,699,998	16,634
Shares issued upon exercise of stock options and for restricted stock	427,200	466	—	—	466	—	—
Reclassification of warrant accrual	—	2,487	—	—	2,487	—	—
Reclassification of temporary equity	5,699,998	16,634	—	—	16,634	(5,699,998)	(16,634)
Share based compensation	—	910	—	—	910	—	—
Tax benefit from employee stock option plans	—	143	—	—	143	—	—
Other	—	(131)	—	—	(131)	—	—
Net income	—	—	4,059	—	4,059	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	(23)	(23)	—	—

Comprehensive income	—	—	—	—	4,036	—	—

Balance at March 31, 2007	36,038,295	158,801	(45,350)	—	113,451	—	—
Shares issued upon exercise of stock options and for restricted stock	197,209	190	—	—	190	—	—
Share based compensation	—	1,072	—	—	1,072	—	—
Tax benefit from employee stock option plans	—	67	—	—	67	—	—
Redemptions of common stock to cover tax withholdings	(7,618)	(27)	—	—	(27)	—	—
Net income	—	—	9,658	—	9,658	—	—

Comprehensive income	—	—	—	—	9,658	—	—

Balance at March 31, 2008	36,227,886	$160,103	$(35,692)	$—	$124,411	—	$—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$9,658	$4,059	$(3,175)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	2,290	(455)	2,143
Gain on sale of discontinued operations	(4,892)	—	—
Depreciation and amortization	9,672	10,954	9,270
Amortization of deferred financing costs	333	551	523
Write-off of deferred financing costs	—	2,426	239
Amortization of license fees	6,907	7,353	5,334
Amortization of production costs	3,284	2,278	1,875
Change in deferred revenue	(311)	(80)	(954)
Share-based compensation expense	1,072	910	—
Deferred compensation expense	(787)	1,086	288
Write-off of notes receivable, related party	—	200	200
Tax benefit from employee stock options	67	143	249
Deferred income taxes	2,788	(1,246)	(2,463)
Gain on deconsolidation of variable interest entity	—	—	(1,896)
Other	(171)	238	379
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,197)	(997)	14,014
Inventories	4,137	3,900	(2,854)
Prepaid expenses	(992)	(1,960)	(4,204)
Contingent liabilities	(760)	—	—
Income taxes receivable	(109)	3,580	(4,408)
Other assets	634	1,855	143
Production costs	(5,183)	(3,918)	(3,044)
License fees	(11,813)	(9,615)	(11,263)
Accounts payable	5,054	2,302	(2,880)
Income taxes payable	880	—	(8)
Accrued expenses	2,824	(2,211)	(2,881)

Net cash provided by (used in) operating activities	18,385	21,353	(5,373)
Investing activities:
Acquisitions, net of cash acquired	—	—	(87,085)
Purchases of property and equipment	(8,562)	(7,053)	(2,899)
Purchases of intangible assets	(1,379)	(1,534)	(644)
Purchases of marketable equity securities	(4,000)	—	—
Payment of earn-out related to an acquisition	—	(350)	(350)
Other	—	57	(18)

Net cash used in investing activities	(13,941)	(8,880)	(90,996)
Financing activities:
Proceeds from note payable, line of credit	198,379	97,240	—
Payments on note payable, line of credit	(206,021)	(58,284)	—
Repayment of note payable	(5,256)	(80,130)	(59,870)
Proceeds of note payable	—	15,000	141,075
Debt acquisition costs	(240)	(990)	(3,071)
Repayments of capital lease obligations	(103)	(115)	(91)
Other	—	(131)	—
Proceeds from sale of common stock and warrants	—	—	18,528
Proceeds from exercise of common stock options and warrants	190	466	455

Net cash provided by (used in) financing activities	(13,051)	(26,944)	97,026

Net increase (decrease) in cash from continuing operations	(8,607)	(14,471)	657

	Fiscal Years ended March 31,
	2008	2007	2006
Discontinued operations:
Net cash provided by (used in) operating activities	5,586	1,141	(1,932)
Net cash provided by investing activities, proceeds from sale of discontinued operations	6,500	—	—

Net increase (decrease) in cash	3,479	(13,330)	(1,275)
Cash at beginning of year	966	14,296	15,571

Cash at end of year	$4,445	$966	$14,296

Supplemental cash flow information:
Cash paid for:
Interest	$5,460	$8,834	$9,328
Income taxes, net of refunds	1,086	601	4,421
Supplemental schedule of non—cash investing and financing activities:
Reclassification of acquisition costs from other assets to goodwill	$—	$—	$1,656
Purchase price adjustments affecting accounts receivable and goodwill	—	145	—
Purchase price adjustments affecting accounts receivable and gain on sale, net	245	—	—
Capital lease obligations incurred for the purchase of computer equipment	—	—	107
Shares received for payment of tax withholding obligations	27	—	—
Reclassification of deposits from property and equipment to prepaid expenses	—	164	—
Reclassification of prepaid royalties to other assets	—	—	5,363
Reclassification of warrant accrual and temporary equity to common stock	—	19,121	—
Acquisition:
Fair value of assets acquired	$—	$—	$114,484
Less: Assumed liabilities	—	—	9,116
Fair value of stock issued	—	—	14,144
Cash acquired	—	—	4,139

Acquisition net of cash acquired	$—	$—	$87,085

Deconsolidation of variable interest entity:
Assets, including cash	$—	$—	$642
Less: Liabilities and shareholders’ equity	—	—	2,501

Net liabilities and shareholders’ equity	$—	$—	$1,859

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Note 1 Business Description
     Navarre Corporation, a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. The business is divided into two business segments — Distribution and Publishing. Through these segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The Company’s broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) music specialty stores, (vi) book stores, (vii) office superstores, and (viii) electronic superstores.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories, independent music labels (through May 2007) and major music labels (through December 2005). These vendors provide the Company with products, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services, and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software and DVD video titles. The publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution business. The publishing business consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”) and FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”). Encore, which was acquired in July 2002, licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. BCI, which was acquired in November 2003, is a provider of niche DVD and video products and in-house produced DVDs. FUNimation which was acquired in May of 2005, is a publisher and licensor of anime and entertainment video products for children and young adults.
     Commencing December 31, 2003 and ending December 31, 2005, we also had another segment - Other. This segment consisted of a variable interest entity (“VIE”), Mix & Burn, Inc. (“Mix & Burn”), included in our consolidated results in accordance with the provisions of FASB Interpretation Number 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers. During the three months ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary of this VIE.
Note 2 Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Encore, BCI, FUNimation, and Mix & Burn, a variable interest entity, which was deconsolidated in December 2005 (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Fiscal Year
     References in these footnotes to fiscal 2008, 2007 and 2006 represent the twelve months ended March 31, 2008, March 31, 2007 and March 31, 2006.
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
Reclassifications
     Certain amounts included in the consolidated financial statements have been reclassified from the prior years’ presentations to conform with the current year presentation.
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
Marketable Securities
     The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Marketable securities at March 31, 2008 consist of government agency bonds and a money market fund. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
Derivatives and Hedging
     The Company accounts for derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the Consolidated Statements of Operations as (gain) loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in shareholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. The Company entered into interest rate derivative instruments for the purpose of economically hedging interest rate risk and not for speculative activity. The Company’s economic hedging activities included the use of swaps, in the case of interest rate derivatives. (See further discussion of Derivative Instruments in Note 18).
     In accordance with the interpretive guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company valued warrants issued in connection with the March 2006 private placement as a derivative liability. The Company made certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability included changes in the stock price, the computed volatility of the stock price and other assumptions. The change in value is reflected in the Consolidated Statements of Operations as income or expense. For the years ended March 31, 2007 and 2006, the Company recognized expense of $251,000 and $342,000, respectively, with none recognized in fiscal 2008, related to the valuation of warrants that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on the consolidated balance sheets as a short-term liability and was zero at both March 31, 2008 and 2007 and $2.2 million at March 31, 2006. The Company marked the value of the warrants to market as of July 27, 2006 and reclassified the warrant accrual balance to equity at that time.
Research and Development — Mix & Burn
     Research and development costs for the other segment of approximately $347,000 were charged to expense for the fiscal year ended March 31, 2006.
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
Prepaid Royalties
     Prior to the sale of the independent music business, the Company regularly committed to and paid advance royalties to its independent music labels (“Labels”) in respect of future sales in the distribution segment. The Company accounted for these advance royalty payments under the related guidance in FASB Statement No. 50, Financial Reporting in the Record and Music Industry (“SFAS 50”). Certain advance royalty payments that were believed to be recoverable from future royalties to be earned by the Labels were capitalized as assets. The decision to capitalize an advance as an asset required significant judgment as to the recoverability of these advances. The recoverability of these assets was assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music. In determining whether these amounts were recoverable, the Company evaluated the current and past popularity of the Labels, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product was designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that was believed not to be recoverable was expensed. Otherwise, the prepaid royalties were expensed as earned by the Labels. All advances were assessed for recoverability periodically and at a minimum on a quarterly basis.
Royalties Payable — FUNimation
     Royalties payable, under the American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films, represents management’s estimate of accrued and unpaid participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received. The Company expects to pay 100% of accrued royalties related to FUNimation in the amount of $5.8 million during the period ended March 31, 2009.

Advertising
     Advertising costs are expensed as incurred. Advertising expense was $3.2 million, $3.8 million and $2.6 million for the periods ended March 31, 2008, 2007 and 2006, respectively.
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is recorded, using the straight-line method, over estimated useful lives, ranging from three to twenty five years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Buildings	25
Furniture and fixtures	7
Office equipment	5
Computer equipment	3
Warehouse equipment	5
Leasehold improvements	5-10
Enterprise resource planning (ERP) system	7
     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.
     The move of FUNimation’s inventory to the Minnesota distribution facility resulted in the Company having a location with land and a building not being used in operations and intended for sale. The assets remaining at March 31, 2008 are no longer being depreciated and are classified as held for sale on the balance sheet. These assets are carried at their net book value as of the date of discontinued use.
Production Costs — FUNimation
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
License Fees — FUNimation
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
Impairment of Long-Lived Assets
     Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.
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
     In the fourth quarter of fiscal 2008 and 2007, the Company completed its annual impairment testing of goodwill related to the acquisitions of Encore, BCI and FUNimation and determined that there were no impairments.
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
Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $338,000 and $5,000 at March 31, 2008 and 2007, respectively. Amortization expense of $333,000, $551,000 and $523,000 for the periods ended March 31, 2008, 2007 and 2006, respectively, are included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal 2007, the Company wrote-off $2.4 million in debt acquisition costs related to previous debt agreements, also included in interest expense.
Operating Leases
     The Company conducts substantially all operations in leased facilities. Leasehold allowances, rent holidays and escalating rent provisions are accounted for on a straight-line basis over the term of the lease.
Revenue Recognition
     Revenue on products shipped, including consigned products, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for each of the reporting periods, fiscal 2008, 2007 and 2006. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     FUNimation’s revenue is recognized upon meeting the recognition requirements of SOP 00-2. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of SOP 00-2 are met. Revenue received in advance of availability is deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Vendor Allowances
     In the distribution business, the Company receives allowances from certain vendors as a result of purchasing their products. In accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, vendor allowances are initially deferred. The deferred amounts are then recorded as a reduction of cost of sales when the related product is sold.
Marketing Development Funds
     In accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified marketing development funds, such as price protection and promotions, as a reduction to revenues.
Accounts Receivable and Allowance for Doubtful Accounts
     Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company performs periodic credit evaluations of its customers’ financial condition. The Company makes estimates of the uncollectibility of its accounts receivable. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. In some instances, the Company recovers amounts previously written off as uncollectible. These recoveries are reflected in bad debt expense.
Classification of Shipping Costs
     Costs incurred in the publishing segment related to the shipment of product to its customers are classified in cost of sales. These costs were $1.4 million, $2.0 million and $3.4 million for the years ended March 31, 2008, 2007 and 2006, respectively.
     Costs incurred in the distribution segment related to the shipment of product to its customers are classified in selling expenses. These costs were $9.4 million, $9.4 million and $9.5 million for the years ended March 31, 2008, 2007 and 2006, respectively.
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and (losses) were $252,000, $(413,000) and $9,000 for the years ended March 31, 2008, 2007 and 2006, respectively.
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
Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R(“SFAS 123R”), Share-Based Payment. Statement 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25(“APB 25”), Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.
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
     Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB 25 to account for employee stock options. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee stock option plan; however, compensation expense was recognized in connection with the issuance of restricted stock awards. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing share-based compensation and estimating forfeitures for unvested awards. See Note 22 to the consolidated financial statements for additional information on share-based compensation.
     On March 23, 2006, the Board of Directors and the Compensation Committee to the Board of Directors of Navarre approved the accelerated vesting of stock options with exercise prices of $4.50 or greater. As a result of the vesting acceleration, options to purchase 2.1 million shares of Navarre common stock became fully vested, which would have otherwise vested over the next three to five years. This acceleration had the effect of reducing future expense by approximately $9.7 million over the following three years. The Company’s decision to accelerate the vesting of these options was, in large part, to minimize future compensation expense associated with the accelerated options upon the Company’s adoption of SFAS 123R. The Company also placed restrictions on the directors and executive officers that are deemed a “Section 16 officer” for filing purposes. This restriction was to prevent the selling of any shares upon the exercise of accelerated options until the date on which the exercise would have been permitted under the stock option’s pre-accelerated vesting terms or, if earlier, the officer’s last day of employment with, or the director’s last day of service to the Company.

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
(In thousands, except for per share data)

	Fiscal Years ended March 31,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$7,056	$3,604	$(1,032)

Denominator:
Denominator for basic earnings per share — weighted average shares	36,105	35,786	29,898
Dilutive securities: Employee stock options and warrants	164	442	—

Denominator for diluted earnings per share — adjusted weighted average shares	36,269	36,228	29,898

Net earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$.20	$.10	$(.04)

Diluted earnings (loss) per share	$.20	$.10	$(.04)

     Approximately 2,860,499, 2,645,202 and 1,455,500 of the Company’s stock options were excluded from the calculation of diluted earnings (loss) per share in fiscal 2008, 2007 and 2006, respectively, because the exercise prices of the stock options were greater than the average price of the Company’s common stock and therefore their inclusion would have been antidilutive.
     The effect of the inclusion of warrants for the years ended March 31, 2008, 2007 and 2006 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the years ended March 31, 2008, 2007 and 2006, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b, which would delay the effective date of SFAS 157 for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial condition, results of operations and cash flows.
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
     During December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended June 30, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, SFAS 160 will have on its financial condition, results of operations and cash flows.
     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended March 31, 2009. Earlier adoption is prohibited.
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company intends to adopt SFAS No. 161 during the interim period beginning January 1, 2009. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.
     In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.
     During May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts.” SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted. The Company does not expect SFAS 163 to have a material effect on its consolidated financial statements
Note 3 Acquisition
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

     The results of FUNimation have been included in the Company’s consolidated financial statements since the date of acquisition of May 11, 2005. Unaudited pro forma results of operations for the year ended March 31, 2006 are included below. Such pro forma information assumes that the above acquisition had occurred as of April 1, 2004. This summary is not necessarily indicative of what the Company’s results of operations would have been had the companies been a combined entity during the year ended March 31, 2006, nor does it represent results of operations for any future periods. Pro forma adjustments consist primarily of interest expense and amortization expense:
(In thousands, except per share data):

	March 31, 2006
	As reported	Pro forma
Net sales	$686,126	$691,848
Net loss from continuing operations	(1,032)	(1,172)
Loss from continuing operations per common share:
Basic	$(.03)	$(.04)
Diluted	$(.03)	$(.04)
Note 4 Discontinued Operations
     On May 31, 2007, the Company sold to an outside party its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”), in which the Company previously operated its independent music distribution business, for $6.5 million in cash, plus the assignment to the Company at closing of $10.8 million net trade receivables related to this business as of May 31, 2007. Accordingly, the Company has presented the independent music distribution business as discontinued operations. This transaction divested the Company of all its independent music distribution activities.
     As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations.
     During fiscal 2008, the Company adjusted the carrying value of the assets and liabilities of discontinued operations by $502,000, ($245,000 net of tax) to reflect settled contingencies and reserve adjustments. The additional gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations. The Company believes these adjustments reflect the final transactions related to this divesture.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows (in thousands):

	Fiscal Years ended March 31,
	2008	2007	2006
Net sales	$5,197	$53,581	$70,569
Income (loss) from discontinued operations, before income tax	(3,947)	746	(3,503)
Income tax benefit (expense)	1,657	(291)	1,360

Income (loss) from discontinued operations, net of tax	$(2,290)	$455	$(2,143)

     No interest expense was allocated to the operating results of discontinued operations.
     The major classes of assets and liabilities of discontinued operations as of March 31, 2008 and March 31, 2007 were as follows:

	March 31,	March 31,
	2008	2007
Accounts receivable	$—	$15,175
Inventory	—	3,436
Prepaid expenses and other current assets	—	2,694
Deferred tax assets — current	—	584

Current assets of discontinued operations	—	21,889
Intangible assets, net of amortization	—	343

Total assets of discontinued operations	$—	$22,232

Accounts payable	$—	$12,075
Accrued expenses	—	673

Current liabilities of discontinued operations	$—	$12,748

Note 5 Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on hedge derivatives that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion Note 18).
     (In thousands, except per share data)

	Years Ended
	March 31,
	2008	2007
Net income	$9,658	$4,059
Change in net unrealized (loss) on hedge derivatives, net of tax	—	(27)
Less realized net gain on hedge derivatives, net of tax	—	4

Comprehensive income	$9,658	$4,036

     The changes in other comprehensive income are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were zero at both March 31, 2008 and 2007.
Note 6 Marketable Securities
     Marketable securities at March 31, 2008 consist of government agency bonds and a money market fund. The Company classifies these securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
Available-for-sale securities consisted of the following (in thousands):

	As of March 31, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency bonds	410	$—	$—
Money market fund	3,763	—	—

	$4,173	$—	$—

     There were no unrealized holding gains or losses or realized gains or losses for the year ended March 31, 2008.
     The marketable securities are held in a Rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 27) for a former Chief Executive Officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of March 31, 2008, $1.5 million and $2.7 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at March 31, 2008 ranged between June 2008 and February 2009.

Note 7 Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31, 2008	March 31, 2007
Trade receivables	$87,801	$87,071
Vendor receivables	2,575	448
Other receivables	1,847	1,374

	$92,223	$88,893
Less: allowance for doubtful accounts and sales discounts	6,067	6,301
Less: allowance for sales returns, net margin impact	9,350	11,983

Total	$76,806	$70,609

Note 8 Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31, 2008	March 31, 2007
Prepaid royalties	$11,297	$9,621
Other	821	1,505

Total	$12,118	$11,126

Note 9 Variable Interest Entity
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R), along with its related interpretations, clarifies the application of Accounting Research Bullet No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional subordinated financial support. The Company adopted FIN 46(R) with respect to its investment in Mix & Burn during the quarter ended December 31, 2003. During the quarter ended December 31, 2005, the Company deconsolidated Mix & Burn, as the Company was no longer deemed to be the primary beneficiary. A reconsideration event was caused by additional funding Mix & Burn received from a third party.
     Mix & Burn’s financial results were consolidated with those of the Company for the period through the deconsolidation date, December 1, 2005. Mix & Burn had net sales of $424,000 for the year ended March 31, 2006, which is included in the consolidated financial statements. Mix & Burn had net losses of $1.8 million for the year ended March 31, 2006. Mix & Burn had a $2.5 million note payable to the Company, which was written off through deconsolidation during the three months ended December 31, 2005. For the period ended March 31, 2006, the Company recognized $1.9 million of other income related to the deconsolidation of the variable interest entity, representing Mix & Burn’s losses that were consolidated in excess of the note payable to the Company.
Investment
     The Company owned a 45% equity interest in Mix & Burn through March 16, 2006. As of the reconsideration event noted above, the Company utilized the equity method to account for this investment, subsequent to the deconsolidation of the entity. As of March 31, 2008 and 2007 the Company owned a 7% interest in Mix & Burn and accounted for the investment under the cost method. At March 31, 2008 and 2007, this investment was recorded at zero due to the continued losses experienced by Mix & Burn, which exceeded the Company’s loans and equity investments in Mix & Burn. At March 31, 2008, the Company had no guarantees or future commitments related to Mix & Burn.

Note 10 Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2008	March 31, 2007
Finished products	$23,545	$27,313
Consigned inventory	2,569	3,790
Raw materials	6,540	5,688

	$32,654	$36,791

     Consigned inventory represents inventory at customers where revenue recognition criteria have not been met.
Note 11 Goodwill and Intangible Assets
Goodwill
     As of March 31, 2008 and 2007, goodwill amounted to $81.7 million.
Intangible assets
     Identifiable intangible assets with zero residual value, net of amortization, of $10.0 million and $14.2 million as of March 31, 2008 and 2007, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years are as follows (in thousands):

	As of March 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,448	$6,550	$2,898
License relationships	20,078	14,612	5,466
Domain name	70	18	52
Trademark (not amortized)	1,568	—	1,568

	$31,164	$21,180	$9,984

	As of March 31, 2007
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,069	$4,542	$3,527
License relationships	20,078	11,038	9,040
Domain name	70	8	62
Trademark (not amortized)	1,568	—	1,568

	$29,785	$15,588	$14,197

     Aggregate amortization expense for the periods ended March 31, 2008, 2007 and 2006 were $5.6 million, $7.9 million and $6.6 million, respectively.
     The following is a schedule of estimated future amortization expense (in thousands):

2009	$4,762
2010	2,500
2011	614
2012	237
2013	301

Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $1.2 million and $990,000 at March 31, 2008 and 2007, respectively. Accumulated amortization amounted to approximately $338,000 and $5,000 at March 31, 2008 and 2007, respectively. The Company wrote off net debt issuance costs of $2.4 million during fiscal 2007, associated with previous debt agreements. Amortization expense and the write-off are included in interest expense in the accompanying Consolidated Statements of Operations.
Note 12 Production Costs
     Production costs consisted of the following and are included in “Other Assets” (in thousands):

	March 31,	March 31,
	2008	2007
Production costs	$14,755	$9,572
Less: accumulated amortization	7,439	4,155

	$7,316	$5,417

     The Company presently expects to amortize 80% of the March 31, 2008 unamortized production costs by March 31, 2011. Amortization of production costs for the periods ended March 31, 2008, 2007 and 2006 were $3.3 million, $2.3 million and $1.9 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 13 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	March 31,
	2008	2007
Furniture and fixtures	$1,332	$1,111
Computer and office equipment	14,944	6,425
Warehouse equipment	9,564	9,103
Production equipment	917	520
Leasehold improvements	2,060	1,913
Construction in progress	2,848	4,133

Total	$31,665	$23,205
Less: accumulated depreciation and amortization	14,484	10,654

Net property and equipment	$17,181	$12,551

Note 14 Assets Held for Sale
     At March 31, 2008, the Company was in the market to sell real estate and related assets located in Decatur, Texas, due to the move of FUNimation’s inventory to the Minnesota distribution center. The assets remaining at March 31, 2008 are no longer being depreciated and are carried at their net book value as of the date of discontinued use. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are considered held for sale on the Consolidated Balance Sheets.

Note 15 License Fees
     License fees consisted of the following (in thousands):

	March 31,	March 31,
	2008	2007
License fees	$40,110	$28,297
Less: accumulated amortization	19,595	12,688

	$20,515	$15,609

     Amortization of license fees for the periods ended March 31, 2008, 2007 and 2006 were $6.9 million, $7.4 million and $5.3 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 16 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	March 31,
	2008	2007
Compensation and benefits	$3,818	$5,009
Royalties	7,830	4,172
Rebates	1,955	2,091
Interest	495	160
Other	2,020	2,146

Total	$16,118	$13,578

Note 17 Bank Financing and Debt
     In October 2001, the Company entered into a credit agreement with General Electric Capital Corporation. The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition (see Note 3) and was again amended and restated on June 1, 2005. The credit agreement provided a six-year $115.0 million Term Loan B sub-facility with quarterly payments of $1.25 million and the remaining principal due on May 11, 2011, a $25.0 million five and one-half year Term Loan C sub-facility due on November 11, 2011, and a five-year revolving sub-facility for up to $25.0 million.
     The Company amended, in its entirety, the credit agreement with GE Commercial Finance (“GE”) on March 22, 2007. The credit agreement provides for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. At March 31, 2008 the Company had $31.3 million outstanding and, based on the facility’s borrowing base and other requirements, excess availability of $11.9 million. At March 31, 2007 $39.0 million was outstanding.
     The Company entered into a term credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement provides for a four year $15.0 million Term Loan facility which expires on March 22, 2011. The Term Loan facility calls for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility is secured by a second priority security interest in all of the assets of the Company. At March 31, 2008 and 2007 the Company had $9.7 million and $15.0 million, respectively outstanding on the sub-facility.
     In association with the credit agreements, the Company also pays certain facility and agent fees. Additionally, the Company is required to pay a prepayment penalty of 1% of the outstanding balance on each credit agreement. Interest under the revolving facility was at the index rate and LIBOR plus .75% and 2.00%, respectively at March 31, 2008 and 2007 (6.0% and 4.6% at March 31, 2008 and 9.0% and 7.3% at March 31, 2007) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.6% and 12.8% at March 31, 2008 and 2007, respectively).

     Under both of the credit agreements the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a maximum of indebtedness to EBITDA. The revolving facility also has a borrowing base availability requirement. The Company has obtained an amendment and waiver for non-compliance with a certain covenant at March 31, 2008.
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility“) as follows: (i) permits the Company to pay off the remaining balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) creates a $6.0 million tranche of borrowings subject to interest at an index rate of 6.25%, or LIBOR plus 7.5%; (iii) modifies the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3%, depending upon borrowing availability during the prior fiscal quarter; (iv) extends the term of the GE Facility to March 22, 2012; (v) modifies the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the amendment, and 0.5% during the third year following the date of the amendment; (vi) modifies certain financial covenants as of March 31, 2008.
     In connection with entering into the Amendment, the Company paid off the term loan facility with Monroe Capital Advisors, LLC in its entirety on June 12, 2008.
     Long-term debt consisted of the following (in thousands):

	March 31,	March 31,
	2008	2007
Note payable	$9,744	$15,000
Less: current portion	150	150

Total long — term debt	$9,594	$14,850

     As of March 31, 2008, annual debt maturities were as follows (in thousands):

2009	$150
2010	150
2011	9,444

Total	$9,744

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at both March 31, 2008 and 2007. In the Company’s past experience, no claims have been made against these financial instruments.
Note 18 Derivative Instruments
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
     The Company entered into interest rate swap agreements to hedge the risk from floating rate long-term debt to fixed rate debt. These contracts were designed as cash flow hedges with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurred, the related fair value of the derivative hedge contract was reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges was also recognized in earnings as incurred. On August 9, 2005, the Company entered into two interest-rate swap agreements with notional amounts of $98.8 million and $25.0 million. These interest rate swaps were terminated in February 2006 and January 2006, resulting in realized gains of $613,000 and $10,000, respectively, and was reported in other income (expense) in the Consolidated Statements of Operations for the period ending March 31, 2006. As of March 31, 2006, total realized gain on these two interest rate swaps was $623,000. On March 6, 2006, the Company entered into an interest rate swap agreement with a notational amount of $53.0 million, which would have expired on May 11, 2007. At March 31, 2006, the fair value of the interest rate swap had increased from inception by $37,000 and is included in the other long-term assets. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was $23,000 at March 31, 2006. This interest rate swap was terminated in March 2007, resulting in a realized gain of $4,000 and is reported in other income (expense) in the Consolidated Statements of Operations for the period ended March 31, 2007. As of March 31, 2007 and 2008, the Company does not have any interest rate swap agreements.

Note 19 Income Taxes
     The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2008	2007	2006
Current
Federal	$1,610	$3,480	$1,579
Foreign	300	—	—
State	429	664	117
Deferred	2,934	(1,550)	(2,350)

Tax expense (benefit)	$5,273	$2,594	$(654)

     A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2008	2007	2006
Expected federal income tax at statutory rate	$4,315	$2,107	$(573)
State income taxes, net of federal tax effect	523	419	(74)
Write-off of note to variable interest entity	—	—	(850)
Valuation allowance	—	—	875
Warrant expense	—	85	116
Equity compensation	222	100	—
Uncertain tax liability	97	—	—
Other	116	(117)	(148)

Tax expense (benefit)	$5,273	$2,594	$(654)

	Fiscal Years ended March 31,
	2008	2007	2006
Expected federal income tax at statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal tax effect	4.2	6.8	4.4
Write-off of note to variable interest entity	—	—	50.4
Valuation allowance	—	—	(51.9)
Warrant expense	—	1.4	(6.9)
Equity compensation	1.8	1.6	—
Other	1.8	(1.9)	8.8

	42.8%	41.9%	38.8%

     Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2008 and 2007 are as follows (in thousands):

	Fiscal Years ended March 31,
	2008	2007
Net deferred tax asset (liability) — current
Collectibility reserves	$6,886	$8,042
Allowance for sales returns	565	468
Reserve for sales discounts	154	265
Accrued vacations	381	364
Inventory — uniform capitalization	154	257
Incentive based deferred compensation	798	59
Other	162	220

Subtotal deferred tax asset — current	9,100	9,675
Valuation allowance	—	(740)

Total deferred tax asset — current	9,100	8,935

Net deferred tax asset (liability) — non-current
Incentive based deferred compensation	1,324	2,420
Stock based compensation	262	147
Book/tax intangibles amortization	(3,915)	(3,107)
Book/tax depreciation	(791)	(225)
Capital loss carryforwards	—	1,000
Other	14	18

Subtotal deferred tax asset (liability) — non-current	(3,106)	253
Valuation allowance	—	(260)

Total deferred tax (liability) — non-current	(3,106)	(7)

Total deferred tax asset	$5,994	$8,928

     During the years ended March 31, 2008 and 2007, $67,000 and $143,000, respectively, was recorded in common stock in accordance with SFAS 123R or APB No. 25 reflecting the tax difference relating to employee stock option transactions.
     Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, therefore no valuation allowance is required for other remaining deferred tax assets.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective for and was adopted by the Company on April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The adoption of FIN 48 did not result in an impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000, which is net of federal and state tax benefits. During the year ended March 31, 2008, an additional $407,000 of UTB’s were accrued, which is net of $56,000 of federal and state income tax benefits. As of March 31, 2008, interest accrued was $56,000 and total UTB’s, net of deferred federal and state income tax benefits, that would impact the effective tax rate if recognized, was $734,000.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2008 is as follows (in thousands):

Balance at April 1, 2007	$417
Gross increases related to prior year tax positions	197
Gross increases related to current year tax positions	266

Balance at March 31, 2008	$880

     The Company’s federal income tax returns for tax years ending in 2004 through 2007 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statues of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2003 through 2007. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2009.
     For the years ended March 31, 2008 and 2007, the Company recorded income tax expense from continuing operations of $5.3 million and $2.6 million, respectively. The effective income tax rate for the year ended March 31, 2008 was 42.8%, compared to 41.9% for the year ended March 31, 2007. The effective tax rate for the 12 months ended March 31, 2008 was higher, primarily due to the expensing of incentive stock options under SFAS 123R, Share-Based Payment and the increased federal graduated tax rate.
     For the year ended March 31, 2008, the effective tax rate from discontinued operations was 3.3%, compared to 39% for the year ended March 31, 2007. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward during fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate, including both continuing and discontinued operations, was 35.7%, 41.5% and 38.8% for the years ended March 31, 2008, 2007 and 2006, respectively.
     It has been determined, based on expectations of future taxable income, that a valuation reserve is not required. Management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 20 Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, that are authorized. No preferred shares are issued or outstanding.
     Navarre did not repurchase any shares during the fiscal years ended March 31, 2008 and March 31, 2007.
Note 21 Private Placement
     As of March 31, 2008 and 2007, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC. The warrants, which were issued together with the common stock, have a term of five years, are exercisable at $4.50 per share, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of our common stock exceeds $8.50 per share for each of 30 consecutive trading days.

Note 22 Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). Eligible participants under the Plans are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The Company accelerated the vesting of certain stock options, as noted in Note 2, during fiscal 2006.
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
     The Company recognizes share-based compensation expense under the modified prospective method provided for under SFAS 123R. In fiscal year 2007, compensation costs were recognized for all share-based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. For all share-based payments granted subsequent to March 31, 2006, compensation costs are recognized based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Option Plan to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 4.0 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Option Plan terminates in September 2014. There are 1,827,501 shares remaining for grant under the 2004 Stock Option Plan at March 31, 2008.
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
     On April 1 of each year, each director who is not an employee of the Company is granted an option to purchase 6,000 shares of common stock under the 2004 Stock Option Plan, with an exercise price equal to fair market value. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and provides for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.
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
Stock Options
     Option activity for the Plans for the years ended March 31, 2008, 2007 and 2006 are summarized as follows:

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	March 31, 2008		March 31, 2007		March 31, 2006
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Options outstanding, beginning of period:	3,601,700	$6.92	3,341,100	$7.17	2,787,800	$7.24
Granted	429,000	2.68	842,000	4.79	1,195,000	6.64
Exercised	(237,448)	1.48	(301,200)	1.55	(277,500)	3.76
Canceled	(660,753)	6.77	(280,200)	9.32	(364,200)	8.50

Options outstanding, end of period	3,132,499	6.78	3,601,700	6.92	3,341,100	7.17

Options exercisable, end of period	2,296,565	$7.89	2,634,933	$7.86	2,937,300	$7.93

Shares available for future grant, end of period	1,827,501		461,000		1,441,054
     The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2008 was 5.9 years and 4.7 years, respectively.
     The total intrinsic value of stock options exercised during the year ended March 31, 2008 was $552,000. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.76 as of March 31, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for both options outstanding and exercisable at March 31, 2008 was $12,000. The total number of in-the-money options exercisable as of March 31, 2008 was 252,300, with an aggregate outstanding value of $432,000.

     As of March 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $1.5 million, which is expected to be recognized over the next 1.38 years on a weighted-average basis.
     During the years ended March 31, 2008, 2007 and 2006, the Company received cash from the exercise of stock options totaling $190,000, $466,000 and $455,000, respectively There was no excess tax benefit recorded for the tax deductions related to stock options during the year ended March 31, 2008.
Restricted Stock
     Restricted stock granted to employees presently has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria has been met. The value of the restricted stock is established by the market price on the date of the grant or if based on performance criteria, on the date which it is determined the performance criteria will be met. Restricted stock awards vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.
     A summary of the Company’s restricted stock activity for the years ended March 31, 2008 and 2007 are summarized as follows:

	Fiscal year ended		Fiscal year ended
	March 31, 2008		March 31, 2007
		Weighted		Weighted
		average		average
		grant date		grant date
	Shares	fair value	Shares	fair value
Unvested, beginning of period:	120,000	$4.68	—	$—
Granted	131,000	2.41	151,000	4.60
Vested	(73,333)	4.41	(6,000)	4.29
Forfeited	(5,750)	2.41	(25,000)	4.29

Unvested, end of period	171,917	$3.02	120,000	$4.68

     There were no restricted stock awards issued or outstanding during the year ended March 31, 2006.
     The weighted average remaining contractual term for restricted stock awards outstanding at March 31, 2008 was 9.3 years.
     The total fair value of shares vested during the years ended March 31, 2008 and 2007 was approximately $271,000 and $26,000, respectively.
     As of March 31, 2008, total compensation cost related to non-vested restricted stock awards not yet recognized was $440,000 which is expected to be recognized over the next 1.54 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the year ended March 31, 2008.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for both the years ended March 31, 2008 and 2007 was $113,000, based upon the number of units granted.
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

Valuation and Expense Information Under SFAS 123R
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the years ended March 31, 2008 and 2007 were calculated using the following assumptions:

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
	2008	2007
Expected life (in years)	5.0	5.0
Expected volatility	67%	69%
Risk-free interest rate	2.53-5.02%	4.45-5.19%
Expected dividend yield	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units under SFAS 123R, net of estimated forfeitures for the years ended March 31, 2008 and 2007 was $1.1 million and $910,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007
     The following table details the effect on net loss and loss per share had share-based compensation expense been recorded for the year ended March 31, 2006 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the years ended March 31, 2008 and 2007 are the same, since share-based compensation expense was calculated under the provisions of SFAS 123R.
(In thousands, except per share data)

Fiscal year
ended
March 31,
2006
Loss from continuing operations, as reported	$(1,032)
Deduct: Share-based compensation expense determined under fair value based method for all awards, net of related taxes	(7,848)

Pro forma loss from continuing operations	$(8,880)

Basic loss from continuing operations per share:
As reported	$(.04)

Pro forma	$(.30)

Diluted loss from continuing operations per share:
As reported	$(.04)

Pro forma	$(.30)

     The fair value of options granted in the year ended March 31, 2006 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Fiscal year
ended
March 31,
2006
Expected life (in years)	5.0
Expected volatility	67%
Risk-free interest rate	3.9-4.7%
Expected dividend yield	0.0%
Note 23 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan (the plan) for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 100% of employee’s contributions up to 2% of their base pay, annually. The Company’s contributions charged to expense were $450,000, $445,000 and $515,000 for the years ended March 31, 2008, 2007, and 2006, respectively. The Company’s matching contributions vest over three years.
Note 24 Commitments and Contingencies
Leases
     The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $3.6 million, $3.2 million and $2.9 million for the years ended March 31, 2008, 2007 and 2006, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2008 (in thousands):

2009	$2,706
2010	2,836
2011	2,518
2012	2,534
2013	2,568
Thereafter	13,789

$26,951

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

SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal non-public investigation, the Company has cooperated fully with the SEC’s requests related to the areas of inquiry described above.
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
     On January 6, 2006, the Court issued an order dismissing Sybersound’s claims with prejudice. An appeal of this order was filed by Sybersound on February 1, 2006 with the United States Court of Appeals for the Ninth Circuit. On February 27, 2008, the Ninth Circuit Court of Appeals issued its Opinion which affirmed the dismissal with prejudice of all of Sybersound’s claims.
     Sybersound subsequently requested an en banc review of this decision from the Ninth Circuit Court of Appeals. The Court denied this request on April 11, 2008.
Securities Litigation Lawsuits
     Several purported class action lawsuits were commenced in 2005 by various plaintiffs against Navarre Corporation and certain of its current and former officers and directors in the United States District Court for the State of Minnesota. Plaintiffs cited to alleged violations of Sec. 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10(b)(5), promulgated under the Act, and as to the individual defendants only, violation of Sec. 20(a) of the Act. Plaintiffs sought certification of the actions as a class action lawsuit, compensatory but unspecified damages allegedly sustained as a result of the alleged wrongdoing, plus costs, counsel fees and experts fees.
     By a Memorandum and Order dated December 21, 2006, the Court granted Defendants’ motion in part, denied it in part, and specifically removed Cary L. Deacon, Brian M.T. Burke and Charles Cheney as individual defendants.
     The Company and the plaintiffs agreed to settle this litigation and a final approval hearing in connection with this settlement was held on February 7, 2008. On February 18, 2008, the Court issued a Final Judgment and Order of Dismissal With Prejudice and associated Orders approving the settlement in all respects. Substantially all of this settlement was paid by the Company’s insurance carrier.

Note 25 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2008 and 2007, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2008	March 31, 2007
Computer and office equipment	$487	$487
Less: accumulated depreciation and amortization	392	296

Net property and equipment	$95	$191

     Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2009	$77
2010	59
2011	8
2012	—

Total minimum lease payments	$144
Less: amounts representing interest at rates ranging from 9.6% to 31.6%	25

Present value of minimum capital lease payments	$119
Less: current installments	59

Obligations under capital lease, less current installments	$60

Note 26 License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions for a license fee and target payments. The Company will incur royalty expense for the license fee based on product sales for the year. License fee royalties were $4.5 million, $6.4 million and $8.2 million for the years ended March 31, 2008, 2007 and 2006, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of March 31, 2008 and March 31, 2007, $2.4 million and $2.8 million in target payments are reflected in prepaid assets in the Consolidated Balance Sheets. The target payments are non-refundable, but are offset by royalties incurred in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.
Note 27 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Under this agreement, the Company agreed to pay beginning April 1, 2008, over three years, approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company has expensed $478,000, $1.1 million and $288,000 for this obligation during each of the years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008 and 2007, $1.6 million and $2.4 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Company will pay this amount, plus interest at 8%, over three years. At March 31, 2008 and 2007, $4.0 million had been accrued in the consolidated financial statements.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The

Company paid $134,000, $134,000 and $148,000 during the years ending March 31, 2008, 2007 and 2006, respectively and accrued $22,000 and $155,000 at March 31, 2008 and 2007, respectively.
     The Company entered into a separation agreement with another former Chief Financial Officer in fiscal year 2006. The agreement obligated the Company to pay severance amounts equal to the multiple of defined compensation and benefits. The Company paid approximately $299,000 over a period of one year beginning July 2005. The Company expensed $299,000 in its consolidated financial statements for the period ended March 31, 2006.
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
Note 28 Major Customers
     The Company has two major customers who accounted for 44% of net sales for fiscal 2008, of which each customer accounts for over 10% of net sales. These customers accounted for 34% of net sales for fiscal 2007 and 30% of net sales in fiscal 2006.
Note 29 Business Segments
     The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. The Company’s corporate office maintains a majority of the Company’s cash under its cash management policy.
     Navarre operates two business segments: Distribution and Publishing (exclusive of the Other segment through December 2005).
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories, independent music labels (through May 2007) and major music labels (through December 2005). These vendors provide the Company with products, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various PC software and DVD video titles, and other related merchandising and broadcasting rights. The publishing segment packages, brands, markets and sells directly to retailers, third party distributors, and the Company’s distribution segment.
     The other segment was included from December 31, 2003 to December 31, 2005 and included the operations of Mix & Burn, a separate corporation that was included in the Company’s consolidated results in accordance with the provisions of FIN 46(R). Mix & Burn designs and markets digital music delivery services for music and other specialty retailers.

     The following table provides information by business segment for the years ended March 31, 2008, 2007 and 2006 (in thousands):

	Distribution	Publishing	Other	Eliminations	Consolidated
Fiscal Year 2008
Net sales	$611,007	$117,423	$—	$(69,958)	$658,472
Income from continuing operations	5,138	12,693	—	—	17,831
Income from continuing operations before income taxes	3,880	8,449	—	—	12,329
Depreciation and amortization expense	3,280	6,307	—	—	9,587
Capital expenditures	7,462	1,100	—	—	8,562
Total assets	221,912	176,907	—	(115,357)	283,462

	Distribution	Publishing	Other	Eliminations	Consolidated
Fiscal Year 2007
Net sales	$587,881	$126,651	$—	$(69,742)	$644,790
Income from continuing operations	6,273	10,089	—	—	16,362
Income (loss) from continuing operations before income taxes	(4,319)	10,517	—	—	6,198
Depreciation and amortization expense	2,616	8,342	—	—	10,958
Capital expenditures	6,555	498	—	—	7,053
Total assets	235,623	155,742	—	(103,140)	288,225

	Distribution	Publishing	Other	Eliminations	Consolidated
Fiscal Year 2006
Net sales	$551,170	$127,612	$424	$(63,649)	$615,557
Income (loss) from continuing operations	(4,505)	12,862	(1,590)	—	6,767
Income (loss) from continuing operations before income taxes	(14,577)	12,754	137	—	(1,686)
Depreciation and amortization expense	2,242	7,017	—	—	9,259
Capital expenditures	2,477	303	119	—	2,899
Total assets	269,774	160,834	—	(120,994)	309,614
Note 30 Subsequent Event
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility“) as follows: (i) permits the Company to pay off the remaining balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) creates a $6.0 million tranche of borrowings subject to interest at an index rate of 6.25%, or LIBOR plus 7.5%; (iii) modifies the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3%, depending upon borrowing availability during the prior fiscal quarter; (iv) extends the term of the GE Facility to March 22, 2012; (v) modifies the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the amendment, and 0.5% during the third year following the date of the amendment; (vi) modifies certain financial covenants as of March 31, 2008.
     In connection with entering into the Amendment, the Company paid off the term loan facility with Monroe Capital Advisors, LLC in its entirety on June 12, 2008.

Note 31 Quarterly Data — Seasonality (Unaudited)
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
     The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the periods ended March 31, 2008 and March 31, 2007 (in thousands, except per share amounts):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2008
Net sales	$137,022	$143,715	$217,547	$160,188
Gross profit	23,983	22,061	31,634	23,881
Net income from continuing operations	1,906	222	4,009	919
Discontinued operations, net of tax
Gain (loss) on sale of discontinued operations	4,647	(3)	70	178
Loss from discontinued operations	(1,109)	(594)	(176)	(411)

Net income (loss)	$5,444	$(375)	$3,903	$686

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$0.11	$0.03
Discontinued operations	$0.10	$(0.02)	$—	$(0.01)

Net income (loss)	$0.15	$(0.01)	$0.11	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$0.11	$0.03
Discontinued operations	$0.10	$(0.02)	$—	$(0.01)

Net income (loss)	$0.15	$(0.01)	$0.11	$0.02

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2007
Net sales	$132,171	$158,893	$195,424	$158,302
Gross profit	22,790	28,266	32,707	23,594
Net income (loss) from continuing operations	476	1,516	3,800	(2,188)
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	—	—
Income (loss) from discontinued operations	158	96	251	(50)

Net income (loss)	$634	$1,612	$4,051	$(2,238)

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.05	$0.10	$(0.06)
Discontinued operations	$0.01	$—	$0.01	$—

Net income (loss)	$0.02	$0.05	$0.11	$(0.06)

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.04	$0.10	$(0.06)
Discontinued operations	$0.01	$—	$0.01	$—

Net income (loss)	$0.02	$0.04	$0.11	$(0.06)

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	Of Period	Expenses	(Deductions)	Period
Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for vendor receivables	$—	$47	$(47)	$—
Allowance for doubtful accounts	1,036	(15)	311	1,332
Allowance for sales returns	11,983	10,373	(13,006)	9,350
Allowance for MDF and sales discounts	5,265	17,721	(18,250)	4,736

Total	$18,284	$28,126	$(30,992)	$15,418

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for vendor receivables	$—	$47	$(47)	$—
Allowance for doubtful accounts	1,532	3,714	(4,210)	1,036
Allowance for sales returns	12,163	14,669	(14,849)	11,983
Allowance for MDF and sales discounts	4,736	20,533	(20,004)	5,265

Total	$18,431	$38,963	$(39,110)	$18,284

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$865	$12,404	$(11,737)	$1,532
Allowance for sales returns (1)	3,152	10,225	(1,214)	12,163
Allowance for MDF and sales discounts	2,158	24,537	(21,959)	4,736

Total	$6,175	$47,166	$(34,910)	$18,431

(1)	Additional reserves associated with the acquisition of FUNimation.