Form 10-Q
period 2008-06-30
NAVARRE CORP /MN/
filed 2008-08-05
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 4, 2008

Common Stock, No Par Value	36,237,486 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$—	$4,445
Marketable securities	1,199	1,506
Accounts receivable, less allowance for doubtful accounts and sales reserves of $14,981 at June 30, 3008 and $15,417 at March 31, 2008	88,528	76,806
Inventories	42,046	32,654
Prepaid expenses and other current assets	13,871	12,118
Income tax receivable	2,143	937
Deferred tax assets — current	8,916	9,100

Total current assets	156,703	137,566
Property and equipment, net of accumulated depreciation of $15,584 and $14,484, respectively	18,525	17,181
Assets held for sale, net of accumulated depreciation of $194	1,428	1,428
Other assets:
Marketable securities	1,333	2,667
Goodwill	81,697	81,697
Intangible assets, net of amortization of $22,401 and $21,180, respectively	9,002	9,984
License fees, net of amortization of $20,647 and $19,595, respectively	21,852	20,515
Production costs, net of amortization of $8,220 and $7,439, respectively	8,114	7,316
Other assets	4,535	5,108

Total assets	$303,189	$283,462

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$48,731	$31,314
Note payable — short term	—	150
Capital lease obligation — short term	47	59
Accounts payable	106,390	92,199
Checks written in excess of cash balance	524	—
Deferred compensation	2,090	2,080
Accrued expenses	12,951	16,118

Total current liabilities	170,733	141,920
Long-term liabilities:
Note payable — long-term	—	9,594
Capital lease obligation — long-term	48	60
Deferred compensation	2,035	3,491
Deferred tax liabilities — non-current	4,087	3,106
Income taxes payable	947	880

Total liabilities	177,850	159,051
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,237,486 at June 30, 2008 and 36,227,886 at March 31, 2008	160,404	160,103
Accumulated deficit	(35,065)	(35,692)

Total shareholders’ equity	125,339	124,411

Total liabilities and shareholders’ equity	$303,189	$283,462

Note: The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$142,025	$137,022
Cost of sales (exclusive of depreciation and amortization)	119,899	113,039

Gross profit	22,126	23,983
Operating expenses:
Selling and marketing	5,715	6,915
Distribution and warehousing	2,884	2,712
General and administrative	8,453	7,480
Bad debt expense	—	55
Depreciation and amortization	2,321	2,218

Total operating expenses	19,373	19,380

Income from operations	2,753	4,603
Other income (expense):
Interest expense	(1,615)	(1,674)
Interest income	15	68
Other income (expense), net	(98)	223

Income from continuing operations before income tax	1,055	3,220
Income tax expense	(428)	(1,314)

Net income from continuing operations	627	1,906
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	4,647
Loss from discontinued operations	—	(1,109)

Net income	$627	$5,444

Basic earnings per common share:
Continuing operations	$.02	$.05
Discontinued operations	—	.10

Net income	$.02	$.15

Diluted earnings per common share:
Continuing operations	$.02	$.05
Discontinued operations	—	.10

Net income	$.02	$.15

Weighted average shares outstanding:
Basic	36,186	35,985
Diluted	36,250	36,276
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$627	$5,444
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	1,109
Gain on sale of discontinued operations	—	(4,647)
Depreciation and amortization	2,321	2,218
Amortization of debt acquisition costs	72	70
Write-off of debt acquisition costs	490	—
Amortization of license fees	1,052	1,665
Amortization of production costs	781	581
Change in deferred revenue	525	777
Share-based compensation expense	288	288
Deferred income taxes	1,165	669
Deferred compensation expense	208	(52)
Other	(2)	29
Changes in operating assets and liabilities:
Accounts receivable	(11,722)	338
Inventories	(9,392)	(5,282)
Prepaid expenses	(1,753)	(2,126)
Income taxes receivable	(1,206)	827
Other assets	201	311
Production costs	(1,579)	(1,107)
License fees	(2,389)	(2,026)
Accounts payable	13,991	2,118
Income taxes payable	67	593
Accrued expenses	(3,692)	(1,297)

Net cash (used in) provided by operating activities	(9,947)	500
Investing activities:
Purchases of property and equipment	(2,444)	(2,805)
Purchases of intangible assets	(239)	(335)
Sale of marketable equity securities	1,654	—
Purchases of marketable equity securities	—	(4,000)

Net cash used in investing activities	(1,029)	(7,140)
Financing activities:
Proceeds from note payable, line of credit	59,545	47,755
Payments on note payable, line of credit	(42,128)	(43,708)
Repayments of note payable	(9,744)	(2,143)
Payment of deferred compensation	(1,654)	—
Checks written in excess of cash	524	—
Other	(12)	80

Net cash provided by financing activities	6,531	1,984

Net decrease in cash from continuing operations	(4,445)	(4,656)
Discontinued operations:
Net cash used in operating activities	—	(784)
Net cash provided by investing activities, proceeds from sale of discontinued operations	—	6,500

Net (decrease) increase in cash	(4,445)	1,060
Cash at beginning of period	4,445	966

Cash at end of period	$—	$2,026

Supplemental cash flow information:

Cash paid for:
Interest	$1,372	$1,372
Income taxes, net of refunds	412	3
Supplemental schedule of non-cash investing and financing activities:
Debt acquisition costs included in accounts payable	200	—
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. The business is divided into two business segments -Publishing and Distribution. Through these segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The publishing business consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), and FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”).
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
     All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped, including consigned products, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three months ended June 30, 2008 and 2007. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
Recently Issued Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.
Note 2 — Discontinued Operations
     On May 31, 2007, the Company sold, to an unrelated third party, its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM), which operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations. This transaction divested the Company of all its independent music distribution activities.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations for the three months ended June 30, 2007 is as follows:

Net sales	$5,070
Loss from discontinued operations, before income tax	(1,865)
Income tax benefit	756

Net loss from discontinued operations	$(1,109)

     No interest expense was allocated to the operating results of discontinued operations.
     There were no assets or liabilities of discontinued operations as of June 30, 2008 and March 31, 2008.
Note 3 — Marketable Securities
     Marketable securities at June 30, 2008 consist of government agency bonds and a money market fund. The Company classifies these securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.

     Available-for-sale securities consisted of the following (in thousands):

	As of June 30, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency bonds	$707	$—	$—
Money market fund	1,825	—	—

	$2,532	$—	$—

     There were no unrealized holding gains or losses or realized gains or losses for the period ended June 30, 2008.
     The marketable securities are held in a Rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 21) for a former Chief Executive Officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of June 30, 2008, $1.2 million and $1.3 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at June 30, 2008 ranged between February 2009 and December 2009.
     Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.
     SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
     The Company classifies the investments in marketable securities as available-for sale. The marketable equity securities are measured at fair value using quoted market prices. They are classified using Level 1 inputs as they are traded in an active market for which closing prices are readily available.
     In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on April 1, 2009, and does not anticipate this adoption will have a material impact on the financial statements.
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.

Note 4 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008.
Stock Options
     Option activity for the Plans for the three months ended June 30, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term	value
Options outstanding, beginning of period:	3,132,499	$6.78
Granted	83,000	1.80
Exercised	(9,600)	1.26
Canceled	(138,499)	8.71

Options outstanding, end of period	3,067,400	$6.58	5.8	$—

Options exercisable, end of period	2,209,602	$7.75	4.7	$—

Shares available for future grant, end of period	1,787,500
     The total intrinsic value of stock options exercised during the three months ended June 30, 2008 and 2007 were $5,000 and $379,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.64 as of June 30, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 and 2007 was 700 and 355,000 options, respectively.
     As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $1.3 million, which is expected to be recognized over the next 1.29 years on a weighted-average basis.
     During the three months ended June 30, 2008 and 2007, the Company received cash from the exercise of stock options totaling $12,000 and $106,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the three months ended June 30, 2008 and 2007.
Restricted Stock
     Restricted stock granted to employees typically has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria have been met. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date it is determined the performance criteria will be met. Restricted stock awards vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.
     A summary of the Company’s restricted stock activity as of June 30, 2008 and of changes during the three months ended June 30, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	171,917	$3.02	9.34
Granted	—	—	—
Vested	—	—	—
Forfeited	(1,000)	2.41	—

Unvested, end of period	170,917	$3.02	9.09

     The total fair value of shares vested during the three months ended June 30, 2008 and 2007 was zero and $215,000, respectively.
     As of June 30, 2008 total compensation cost related to non-vested restricted stock awards not yet recognized was $386,000 which is expected to be recognized over the next 1.41 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the three month periods ended June 30, 2008 and 2007.
Restricted Stock Units
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting a Total Shareholder Return (“TSR”) target relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount expensed for each of the three months ended June 30, 2008 and 2007 was $28,000 based upon the number of units granted.
     The restricted stock units’ calculated estimated fair value is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units will be settled by the issuance of Company common stock certificates in exchange for the restricted stock units.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three months ended June 30, 2008 and 2007 were calculated using the following assumptions:

	Three Months Ended
	June 30,
	2008	2007
Expected life (in years)	5.0	5.0
Expected volatility	65%	67%
Risk-free interest rate	2.65%	4.54-5.02%
Expected dividend yield	0.0%	0.0%
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for both the three months ended June 30, 2008 and 2007 was $288,000. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 5 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net income from continuing operations	$627	$1,906

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,186	35,985
Dilutive securities: Employee stock options and warrants	64	291

Denominator for diluted earnings per share—adjusted weighted-average shares	36,250	36,276

Net earnings per share from continuing operations:
Basic earnings per share	$.02	$.05

Diluted earnings per share	$.02	$.05

     Approximately 3.2 million and 3.0 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007, respectively, because the exercise prices of the stock options and restricted stock awards were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     The effect of the inclusion of warrants for the both the three months ended June 30, 2008 and 2007 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the three month periods ended June 30, 2008 and 2007, respectively because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 6 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the three months ended June 30, 2008 and 2007.
Note 7 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Trade receivables	$97,112	$87,801
Vendor receivables	4,917	2,575
Other receivables	1,480	1,847

	$103,509	$92,223
Less: allowance for doubtful accounts and sales discounts	4,965	6,067
Less: allowance for sales returns, net margin impact	10,016	9,350

Total	$88,528	$76,806

Note 8 — Prepaid Expenses and Other Assets
     Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Prepaid royalties	$11,986	$11,297
Other	1,885	821

Total	$13,871	$12,118

Note 9— Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Finished products	$33,819	$23,545
Consigned inventory	2,264	2,569
Raw materials	5,963	6,540

Total	$42,046	$32,654

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.
Note 10 — License Fees
     License fees consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
License fees	$42,499	$40,110
Less: accumulated amortization	20,647	19,595

Total	$21,852	$20,515

     Amortization of license fees for the three months ended June 30, 2008 and 2007 were $1.1 million and $1.7 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“participation/royalty cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier.
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

Note 11 — Production Costs
     Production costs consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Production costs	$16,334	$14,755
Less: accumulated amortization	8,220	7,439

Total	$8,114	$7,316

     Amortization of production costs for the three months ended June 30, 2008 and 2007 was $781,000, and $581,000, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 12 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Furniture and fixtures	$1,336	$1,332
Computer and office equipment	15,989	14,944
Warehouse equipment	9,599	9,564
Production equipment	1,071	917
Leasehold improvements	2,060	2,060
Construction in progress	4,054	2,848

Total	34,109	31,665
Less: accumulated depreciation and amortization	15,584	14,484

Net property and equipment	$18,525	$17,181

Note 13 — Assets Held for Sale
     At June 30, 2008 and March 31, 2008, the Company was in the market to sell real estate and related assets located in Decatur, Texas, due to the move of FUNimation’s inventory to the Minnesota distribution center. The assets remaining at June 30, 2008 and March 31, 2008 are no longer being depreciated and are carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets.

     Note 14 — Intangible Assets
     Identifiable intangible assets, with zero residual value, net of amortization, of $9.0 million and $10.0 million as of June 30, 2008 and March 31, 2008, respectively, are being amortized (except for the trademark) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of June 30, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,687	$7,084	$2,603
License relationships	20,078	15,296	4,782
Domain name	70	21	49
Other (not amortized)	1,568	—	1,568

	$31,403	$22,401	$9,002

	As of March 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,448	$6,550	$2,898
License relationships	20,078	14,612	5,466
Domain name	70	18	52
Other (not amortized)	1,568	—	1,568

	$31,164	$21,180	$9,984

     Aggregate amortization expense for the three months ended June 30, 2008 and 2007 were $1.2 million and $1.4 million, respectively.
     Based on the intangibles in service as of June 30, 2008, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2009	$3,609
2010	2,572
2011	686
2012	242
2013	301
Thereafter	2
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets”. Debt issuance costs totaled $739,000 and $1.2 million at June 30, 2008 and March 31, 2008, respectively. Accumulated amortization amounted to approximately $209,000 and $338,000 at June 30, 2008 and March 31, 2008, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal year 2009, the Company wrote-off $490,000 in debt acquisition costs, which is included in interest expense, related to previous debt agreements.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Compensation and benefits	$2,841	$3,818
Royalties	5,752	7,830
Rebates	1,886	1,955
Deferred revenue	646	121
Interest	174	495
Other	1,652	1,899

Total	$12,951	$16,118

Note 16 — Bank Financing and Debt
     At March 31, 2008, the Company was a party to a credit agreement which provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility was available for working capital and general corporate needs and was subject to a borrowing base requirement. The revolving facility was secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. At March 31, 2008 the Company had $31.3 million outstanding.
     At March 31, 2008, the Company was also a party to a credit agreement which provided for a four-year $15.0 million Term Loan facility which expired on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008 the Company had $9.7 million outstanding on the Term Loan facility which was paid in full on June 12, 2008.
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permitted the Company to pay off the remaining $9.7 million balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the Amendment, and 0.5% during the third year following the date of the Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     At June 30, 2008 the Company had $48.7 million outstanding related to the amended revolving credit facility and, based on the facility’s borrowing base and other requirements, excess availability of $8.8 million. In association with the revolving credit facility, the Company also pays certain facility and agent fees. Additionally, the credit agreement requires the Company to pay a prepayment penalty of 1.5% of the outstanding balance on each credit agreement at June 30, 2008. Interest under the revolving facility was at the index rate plus 1% and LIBOR plus 2.25% at June 30, 2008 (6.0% and 4.7%, respectively) and at the index rate plus .75% and LIBOR plus 2.00% at March 31, 2008 (6.0% and 4.6%, respectively) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.6% at March 31, 2008).
     Under the revolving credit facility the Company was required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that were used to determine the Company’s overall financial stability and included limitations on the Company’s capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a maximum of indebtedness to EBITDA and a borrowing base availability requirement. The Company was in compliance with all the covenants related to the revolving credit facility as of June 30, 2008.
Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at both June 30, 2008 and March 31, 2008. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Private Placement
     As of June 30, 2008 and March 31, 2008, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC. The warrants, which were issued together with the common stock, have a term of five years, are exercisable at $4.50 per share, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.

Note 18 — Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 on April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The adoption of FIN 48 resulted in no impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000, which is net of federal and state tax benefits. During the three months ended June 30, 2008 an additional $57,000 of UTB’s were accrued, which is net of $11,000 of deferred federal and state income tax benefits. As of June 30, 2008, interest accrued was $66,000 and total UTB’s, net of deferred federal and state income tax benefits were $791,000.
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
     For the three months ended June 30, 2008 and 2007, the Company recorded income tax expense from continuing operations of $428,000 and $1.3 million, respectively. The effective income tax rate for the three months ended June 30, 2008 was 40.6%, compared to 40.8% for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 remained consistent with the effective rate of the first quarter of fiscal 2008.
     For the three months ended June 30, 2008 and 2007, the Company recorded income tax expense from discontinued operations of zero and $731,000, respectively. The effective income tax rate for the three months ended June 30, 2008 was 0.0%, compared to 17.1% for the three months ended June 30, 2007. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate, including both continuing and discontinued operations, was 40.6% for the three months ended June 30, 2008 compared to 27.3% for the same period last year.
     It has been determined, based on expectations of future taxable income, that a valuation reserve for deferred tax assets is not required. Management has determined that it is more likely than not that the results of the Company’s future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 19 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions creating minimum royalty fee obligations. The Company will incur royalty expense for the license fee payable, which is based on product sales for the year. License fee royalties were $1.1 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of June 30, 2008 and March 31, 2008, $2.8 million and $2.4 million, respectively, unrecouped license fees paid are reflected in prepaid assets in the Consolidated Balance Sheets. These minimum royalty fees are non-refundable, but are calculated based on prior year product sales and are offset by royalties incurred in order to recoup the payments. The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.

Note 20 — Commitments and Contingencies
Litigation and Proceedings
     In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that, other than the matter described immediately below, are incidental to the operation of the Company’s business. Those proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations. Because of the preliminary status of the Company’s various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company, if any.
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal non-public investigation, the Company has cooperated fully with the SEC’s requests.
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Under this agreement, the Company agreed to pay beginning April 1, 2008, over three years, approximately $2.4 million plus interest at approximately 8% per annum pursuant to the deferred compensation portion of the arrangement. The Company expensed $81,000 and $72,000 for this obligation during the three months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and March 31, 2008, $1.4 million and $1.6 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Company began to pay this amount, plus interest at 8%, over three years. At June 30, 2008 and March 31, 2008, $2.7 million and $4.0 million, respectively, had been accrued in the consolidated financial statements.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company paid $22,000 and $33,000 during the three months ended June 30, 2008 and 2007, respectively, and has no further obligation as of June 30, 2008.
Employment Agreement — FUNimation
     In connection with the FUNimation acquisition, the Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd. (“the FUNimation CEO”). Among other items, the agreement provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the fiscal years ending March 31, 2006-2010. If the total earnings before interest and tax (“EBIT”) of the FUNimation business is in excess of $60.0 million during the period consisting of the fiscal years ending March 31, 2009 and 2010, the FUNimation CEO is entitled to receive a bonus payment in an amount equal to 5% of the EBIT that exceeds $60.0 million; however, this bonus payment shall not exceed $4.0 million. No amounts have been expensed or paid under this agreement as the targets have not been achieved.

Note 22 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company has determined it has two reportable business segments: publishing and distribution.
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended June 30, 2008
Net sales	$27,418	$133,095	$(18,488)	$142,025
Income (loss) from operations	3,444	(691)	—	2,753
Income (loss) from continuing operations, before income tax	2,431	(1,376)	—	1,055
Depreciation and amortization expense	1,386	935	—	2,321
Capital expenditures	242	2,202	—	2,444
Total assets	$161,021	$143,189	$(1,021)	$303,189

	Publishing	Distribution	Eliminations	Consolidated
Three months ended June 30, 2007
Net sales	$29,624	$123,889	$(16,491)	$137,022
Income (loss) from operations	3,030	1,573	—	4,603
Income from continuing operations, before income tax	1,977	1,243	—	3,220
Depreciation and amortization expense	1,534	684	—	2,218
Capital expenditures	108	2,697	—	2,805
Total assets	$155,069	$235,398	$(100,459)	$290,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the first quarter of fiscal 2009 increased 3.7% to $142.0 million compared to $137.0 million for the first quarter of fiscal 2008. The increase in net sales is due to growth in our distribution business. Areas of strength in the distribution business were video game new releases and DVD video sales. Our gross profit was $22.1 million or 15.6% of net sales in the first quarter fiscal 2009 compared with $24.0 million or 17.5% of net sales for the same period in fiscal 2008. The decline in gross profit is primarily due to reduced sales in the publishing segment and product mix within both the publishing and distribution segments.
     Total operating expenses for the first quarter of fiscal 2009 were $19.4 million or 13.6% of net sales, compared with $19.4 million or 14.1% of net sales in the same period for fiscal 2008. We experienced a decrease in selling and marketing expenses due to a reduction of discretionary spending and reduced personnel costs, which were offset by an increase in general and administrative expenses primarily due to costs associated with the implementation of a new ERP system. Net income from continuing operations for the first quarter fiscal 2009 was $627,000 or $0.02 per diluted share compared to $1.9 million or $0.05 per diluted share from continuing operations for the same period last year.
Discontinued Operations
     On May 31, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an outside party and we have presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business. The consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, discontinued operations were reported in the distribution segment.
     As part of this transaction, we recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations.
     Net sales from discontinued operations for the three months ended June 30, 2008 and 2007 were zero and $5.1 million, respectively. Net income from discontinued operations for the first quarter of fiscal 2009 was zero compared to net income from discontinued operations of $3.5 million or $0.10 per diluted share for the same period last year.
Working Capital and Debt
     Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement provided for a $95.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility.
     On June 12, 2008, we entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with GE. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permitted us to pay off the remaining $9.7 million balance of the term loan facility with Monroe; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the Amendment, and 0.5% during the third year following the date of the Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     At June 30, 2008 and March 31, 2008 we had $48.7 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $8.8 million and $11.9 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full on June 12, 2008 in connection with the amendment to the GE revolving facility.

     Interest under the revolving facility was at the index rate plus 1% and LIBOR plus 2.25% at June 30, 2008 (6.0% and 4.7%, respectively) and at the index rate plus .75% and LIBOR plus 2.00% at March 31, 2008 (6.0% and 4.6%, respectively) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.6% at March 31, 2008).
Overview
     We are a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Our business is divided into two business segments – publishing and distribution. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, DVD video titles and other related merchandising and broadcasting rights. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business. Our publishing segment currently consists of Encore, BCI and FUNimation. Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. BCI is a provider of niche DVD video products. FUNimation is the leading provider of anime home video products in the United States.
     Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories and independent music labels (through May 2007). These vendors provide us with products which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; pending litigation or regulatory investigation may subject the Company to significant costs; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; some revenues are dependent on consumer preferences and demand; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; failure to implement our new enterprise resource planning system in an effective and timely manner could impact operations and reporting of financial results; the acquisition strategy of the Company could disrupt other business segments and/or management; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; the level of indebtedness could adversely affect the Company’ s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreements limit our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2008 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2008.
Reconciliation of GAAP Net Sales to Net Sales Before Inter-Company Eliminations
     In evaluating our financial performance and operating trends, management considers information concerning net sales before inter-company eliminations of sales. Management believes these non-GAAP measures are useful because they provide supplemental information that facilitates comparisons to prior periods and for the evaluation of financial results. Management uses these non-GAAP measures to evaluate financial results, develop budgets and manage expenditures. The method we use to produce non-GAAP results is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Net sales before inter-company eliminations has limitations as a supplemental measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended
	June 30,
	(Unaudited)
(In thousands)	2008	2007
Net sales:
Publishing	$27,418	$29,624
Distribution	133,095	123,889

Net sales before inter-company eliminations	160,513	153,513
Inter-company sales	(18,488)	(16,491)

Net sales as reported	$142,025	$137,022

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended
	June 30,
	(Unaudited)
	2008	2007
Net sales:
Publishing	19.4%	21.6%
Distribution	93.6	90.4
Inter-company sales	(13.0)	(12.0)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	84.4	82.5

Gross profit	15.6	17.5

Operating expenses
Selling and marketing	4.0	5.0
Distribution and warehousing	2.0	2.0
General and administrative	6.0	5.5
Depreciation and amortization	1.6	1.6

Total operating expenses	13.6	14.1

Income from operations	2.0	3.4
Interest expense	(1.1)	(1.2)
Other income (expense), net	(0.1)	0.2

Income from continuing operations – before taxes	0.8	2.4
Income tax expense	(0.3)	(1.0)

Net income from continuing operations	0.5	1.4
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	3.4
Income (loss) from discontinued operations	—	(0.8)

Net income	0.5%	4.0%

Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation.
Fiscal 2009 First Quarter Results Compared With Fiscal 2008 First Quarter
Net Sales
     Net sales for the publishing segment were $27.4 million (before inter-company eliminations) for the first quarter fiscal 2009 compared to $29.6 million (before inter-company eliminations) for the first quarter fiscal 2008. The 7.4% decrease in net sales over the prior year quarter was primarily due to a lack of new releases in the software category and stronger anime releases in the prior year. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $10.3 million or 37.5% of net sales for the first quarter of fiscal 2009 compared to $11.4 million or 38.3% of net sales for the first quarter of fiscal 2008. The decrease in gross profit is a result of decreased sales and product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses decreased $1.5 million for the publishing segment to $6.8 million or 24.9% of net sales, for the first quarter of fiscal 2009, from $8.3 million or 28.1% of net sales, for the first quarter of fiscal 2008.
     Selling and marketing expenses for the publishing segment were $2.8 million or 10.4% of net sales for the first quarter of fiscal 2009 compared to $3.8 million or 13.0% of net sales for the first quarter of fiscal 2008. The decrease is principally due to a reduction of marketing and advertising program expense and personnel cost savings.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.6 million or 9.5% of net sales for the first quarter of fiscal 2009 compared to $2.9 million or 9.9% of net sales for the first quarter of fiscal 2008. The decrease is primarily due to reduced personnel costs.
     Bad debt expense for the publishing segment was zero for the first quarter of fiscal 2009 compared to $15,000 for the same period last year.
     Depreciation and amortization for the publishing segment was $1.4 million for the first quarter of fiscal 2009 compared to $1.5 million for the first quarter of fiscal 2008. The decrease is primarily due to a reduction in amortization expense related to acquisition related intangibles.
Operating Income
     The publishing segment had net operating income from continuing operations of $3.4 million for the first quarter of fiscal 2009 compared to $3.0 million for the first quarter of fiscal 2008.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games, accessories, and independent music (through May 2007).
Fiscal 2009 First Quarter Results Compared With Fiscal 2008 First Quarter
Net Sales
     Net sales for the distribution segment increased 7.4% to $133.1 million (before inter-company eliminations) for the first quarter of fiscal 2009 compared to $123.9 million (before inter-company eliminations) for the first quarter of fiscal 2008. Net sales remained relatively flat in the software product group at $105.5 million during the first quarter of fiscal 2009 from $106.5 million for the same period last year. DVD video net sales increased to $13.7 million in the first quarter of fiscal 2009 from $11.4 million in first quarter of fiscal 2008, due primarily to an increase in sales resulting from a vendor managed inventory program with a major electronics retailer. Video games net sales increased to $13.9 million in the first quarter of fiscal 2009 from $6.0 million for the same period last year, due to several new product releases in the quarter. The Company believes future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $11.9 million or 8.9% of net sales for the first quarter fiscal 2009 compared to $12.6 million or 10.2% of net sales for first quarter fiscal 2008. The decrease in gross profit is a result of a decrease in the gross profit rate as a percentage of sales, due to product mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $12.5 million or 9.4% of net sales for the first quarter of fiscal 2009 compared to $11.1 million or 8.9% as a percent of net sales for the first quarter of fiscal 2008. Overall expenses for selling and marketing and bad debt expense decreased, which partially offset the increases in general and administrative expenses, distribution and warehouse and depreciation and amortization.
     Selling and marketing expenses for the distribution segment decreased to $2.9 million or 2.2% of net sales for the first quarter of fiscal 2009 compared to $3.1 million or 2.5% of net sales for the first quarter of fiscal 2008.
     Distribution and warehousing expenses for the distribution segment were $2.9 million or 2.2% of net sales for the first quarter of fiscal 2009 compared to $2.7 million or 2.2% as a percent of net sales for the first quarter of fiscal 2008.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.9 million or 4.4% of net sales for the first quarter of fiscal 2009 compared to $4.5 million or 3.7% of net sales for the first quarter of fiscal 2008. The increase in the first quarter of fiscal 2009 is primarily a result of re-integration of personnel previously assigned to our ERP project and ERP expenses related to the implementation of the warehouse management phase.
     Bad debt expense for the distribution segment was zero for the first quarter of fiscal 2009 compared to $40,000 in the same period last year.
     Depreciation and amortization for the distribution segment was $935,000 for the first quarter of fiscal 2009 compared to $684,000 for the first quarter of fiscal 2008. This increase is primarily due to the depreciation of the new ERP system.
Operating Income (Loss)
     Net operating loss from continuing operations for the distribution segment was $691,000 for the first quarter of fiscal 2009 compared to net operating income of $1.6 million for the first quarter of fiscal 2008.
Consolidated Other Income and Expense
     Interest expense was $1.6 million for first quarter of fiscal 2009 compared to $1.7 million for first quarter of fiscal 2008. The decrease in interest expense for first quarter of fiscal 2009 is a result of a reduction in debt and effective interest rates offset by the write-off of debt acquisition fees and prepayment penalty fees. Interest income, which primarily relates to interest on available cash balances, was $15,000 for the first quarter of fiscal 2009 compared to $68,000 for the same period last year. Other income (expense), net, for the three months ended June 30, 2008 was net expense of $98,000 and related to foreign exchange loss. Other income (expense), net, for the three months ended June 30, 2007 was net income of $223,000 and consisted primarily of foreign currency gains.
Consolidated Income Tax Expense from Continuing Operations
     We recorded consolidated income tax expense for the first quarter of fiscal 2009 of $428,000 or an effective tax rate of 40.6% compared to $1.3 million or an effective tax rate of 40.8% for first quarter of fiscal 2008.

     The Company adopted the provisions of FIN 48 on April 1, 2007 which had no impact to retained earnings. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2007, interest accrued was approximately $26,000. During the three months ended June 30, 2008, an additional $57,000 of UTB’s was accrued, which is net of $11,000 of deferred federal and state income tax benefits. As of June 30, 2008, interest accrued was $66,000 and total UTB’s, net of deferred federal and state income tax benefits were $791,000.
Consolidated Net Income from Continuing Operations
     For the first quarter of fiscal 2009, we recorded net income of $627,000, compared to net income of $1.9 million for the same period last year.
Discontinued Operations
     For the period ended June 30, 2007, the Company recorded net loss from operations of $1.1 million, net of tax, and a gain on sale of discontinued operations of $4.6 million, net of tax.
Consolidated Net Income
     For the first quarter of fiscal 2008, we recorded net income of $627,000, compared to net income of $5.4 million for the same period last year.
Market Risk
     As of June 30, 2008 we had $48.7 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $487,000.
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
     During the three months ended June 30, 2008 the Company had foreign exchange loss of $98,000 compared to foreign exchange gain of $166,000 during the three months ended June 30, 2007. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.
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
Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the three months of fiscal 2009 was $9.9 million and cash provided by operating activities was $500,000 for the same period last year. The net cash used in operating activities for the three months of fiscal 2009 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $4.2 million, write-off of debt acquisition costs of $490,000, share-based compensation of $288,000, deferred taxes of $1.2 million, a change in deferred compensation of $208,000 and a change in deferred revenue of $525,000, offset by our working capital demands. The following are changes in the operating assets and liabilities: accounts receivable increased by $11.7 million, reflecting the timing of sales and cash receipts; inventories increased by $9.4 million, primarily reflecting higher inventories in anticipation of our second quarter operating needs; prepaid expenses increased by $1.8 million, primarily reflecting royalty advances in the publishing segment and timing of payment of insurance premiums; production costs and license fees increased $1.6 million and $2.4 million, respectively, due to content acquisitions; income taxes receivable increased $1.2 million primarily due to timing of required tax payments and tax refunds, other assets decreased $201,000 due to amortization and recoupments; accounts payable increased $14.0 million, primarily as a result of timing of disbursements and increased inventories; and accrued expenses decreased $3.7 million primarily as a result of timing of disbursements for royalties due vendors, accrued interest and accrued wages.
     The net cash provided by operating activities in the three months of fiscal 2008 of $500,000 was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $4.5 million, share-based compensation of $288,000, deferred taxes of $669,000 and a change in deferred revenue of $777,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $1.0 million for the three months of fiscal 2009 and $7.1 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $2.4 million and $239,000, respectively, for the three months of fiscal 2009 and the sale of marketable securities was $1.7 million for the three months of fiscal 2009. Purchases of property and equipment and acquisition of intangible assets for the three months of fiscal 2008 were $2.8 million and $335,000, respectively. Purchases of marketable equity securities totaled $4.0 million for the three months of fiscal 2008, related to the funding of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO.
Financing Activities
     Cash flows provided by financing activities totaled $6.5 million for the three months of fiscal 2009 and cash flows provided by financing activities totaled $2.0 million for the three months of fiscal 2008. The Company had repayments of notes payable-line of credit of $42.1 million, proceeds from notes payable-line of credit of $59.5 million, repayments on notes payable $9.7 million, payment of deferred compensation of $1.7 million and checks written in excess of cash of $524,000 for the three months of fiscal 2009. The Company had repayments of notes payable of $2.1 million, proceeds from notes payable-line of credit of $47.7 million and repayments of notes payable-line of credit of $43.7 million for the three months of fiscal 2008. The Company recorded proceeds from the exercise of common stock options and warrants of $12,000 and $106,000 for the three months of fiscal 2009 and 2008, respectively.
Discontinued Operations
     Cash flows used in operating activities of discontinued operations were $784,000 and proceeds from the sale of discontinued operations were $6.5 million for the three months of fiscal 2008.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation. The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was amended and restated on June 1, 2005 and again on March 22, 2007. The credit agreement provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility was available for working capital and general corporate needs and was subject to a borrowing base requirement. The revolving facility was secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding and $11.9 million available on the revolving facility.
     The Company entered into a term loan facility with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement provided for a four-year $15.0 million Term Loan facility which would have expired on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008, we had $9.7 million outstanding on the Term Loan facility, which was paid in full on June 12, 2008 in connection with the amendment to the GE revolving facility.
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Amendment”) with General Electric Capital Corporation. The Amendment, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permitted the Company to pay off the remaining $9.7 million balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Amendment, 1% during the second year following the date of the Amendment, and 0.5% during the third year following the date of the Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate plus 1.0% and LIBOR plus 2.25% (6.0% and 4.7%, respectively, at June 30, 2008) and is payable monthly.
     Under the revolving credit facility the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics regarding our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, a maximum of indebtedness to EBITDA and a borrowing base availability requirement. We were in compliance with all the covenants related to the revolving credit facility as of June 30, 2008.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; (4) amounts payable to our former Chief Executive Officer for post-retirement benefits; and (5) amounts payable in connection with the licensing and implementation of an enterprise resource planning system (“ERP”) that we have undertaken. During the first three months of fiscal 2009, we invested approximately $5.0 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $2.5 million in connection with the licensing and implementation of our ERP system during the three months of fiscal 2009. We anticipate cash outlays in connection with the ERP system for the remaining fiscal 2009 will be approximately $1.6 million, which we expect to be funded by working capital.
     At June 30, 2008 and March 31, 2008 we had $48.7 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $8.8 million and $11.9 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full during June 2008 in connection with the Amendment.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements, other cash needs and to finance expansion plans and strategic initiatives in the foreseeable future, absent significant acquisitions. We have stated our plans to grow through acquisitions; however such opportunities will likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of June 30, 2008 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$26,275	$2,030	$5,354	$5,102	$13,789
Capital leases	125	57	68	—	—
License and distribution agreement	25,256	14,005	8,501	2,750	—
Deferred compensation	4,124	1,975	2,149	—	—

Total	$55,780	$18,067	$16,072	$7,852	$13,789

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
     During fiscal year 2008, the Company implemented Phase I SAP, an enterprise resource planning system. The second phase of this implementation involves the installation of a warehouse and transportation management system that has been licensed from HighJump Software, and the integration of that system with the Company’s financial reporting systems which operate on an SAP platform. The second, and final, phase of this ERP implementation is anticipated to be installed in the summer of fiscal year 2009. As appropriate, the Company is modifying the design and documentation of its internal control processes and procedures to reflect these changes and to supplement and complement existing internal control over financial reporting. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings discussion in Note 20 to the Company’s consolidated financial statements included herein.
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Important Risk Factors” in Part 1 – Item 2 of this Form 10-Q and in Part 1 – Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report of Form 10-K.
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

Navarre Corporation (Registrant)

Date: August 5, 2008	/s/ Cary L. Deacon Cary L. Deacon
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2008	/s/ J. Reid Porter

J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)