Form 10-Q
period 2008-09-30
NAVARRE CORP /MN/
filed 2008-11-10
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 7, 2008

Common Stock, No Par Value	36,229,856 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$—	$4,445
Marketable securities	1,211	1,506
Accounts receivable, less allowance for doubtful accounts and sales reserves of $15,432 at September 30, 2008 and $15,417 at March 31, 2008	94,689	76,806
Inventories	49,632	32,654
Prepaid expenses and other current assets	14,459	12,118
Income tax receivable	825	937
Deferred tax assets — current	9,401	9,100

Total current assets	170,217	137,566
Property and equipment, net of accumulated depreciation of $15,520 and $14,484, respectively	17,949	17,181
Assets held for sale, net of accumulated depreciation of $194 at March 31, 2008	—	1,428
Other assets:
Marketable securities	1,333	2,667
Goodwill	8,285	81,697
Intangible assets, net of amortization of $23,625 and $21,180, respectively	7,952	9,984
License fees, net of amortization of $18,104 and $19,595, respectively	26,578	20,515
Production costs, net of amortization of $9,064 and $7,439, respectively	9,216	7,316
Deferred tax assets — non-current	23,051	—
Other assets	4,224	5,108

Total assets	$268,805	$283,462

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$45,597	$31,314
Note payable — short term	—	150
Capital lease obligation — short term	50	59
Accounts payable	120,432	92,199
Checks written in excess of cash balance	527	—
Deferred compensation	2,110	2,080
Accrued expenses	16,195	16,118

Total current liabilities	184,911	141,920
Long-term liabilities:
Note payable — long-term	—	9,594
Capital lease obligation — long-term	34	60
Deferred compensation	1,757	3,491
Deferred tax liabilities — non-current	—	3,106
Income taxes payable	1,059	880

Total liabilities	187,761	159,051
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,237,486 at September 30, 2008 and 36,227,886 at March 31, 2008	160,617	160,103
Accumulated deficit	(79,573)	(35,692)

Total shareholders’ equity	81,044	124,411

Total liabilities and shareholders’ equity	$268,805	$283,462

Note: The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$170,296	$143,715	$312,321	$280,737
Cost of sales (exclusive of depreciation and amortization)	146,066	121,654	265,965	234,693

Gross profit	24,230	22,061	46,356	46,044
Operating expenses:
Selling and marketing	7,206	6,665	12,921	13,600
Distribution and warehousing	3,046	3,344	5,930	6,056
General and administrative	8,181	8,074	16,634	15,534
Bad debt expense	200	30	200	85
Depreciation and amortization	2,376	2,323	4,697	4,541
Goodwill impairment	73,412	—	73,412	—

Total operating expenses	94,421	20,436	113,794	39,816

Income (loss) from operations	(70,191)	1,625	(67,438)	6,228
Other income (expense):
Interest expense	(833)	(1,405)	(2,448)	(3,079)
Interest income	14	56	29	124
Other income (expense), net	(223)	148	(321)	371

Income from continuing operations before income tax	(71,233)	424	(70,178)	3,644
Income tax benefit (expense)	26,725	(202)	26,297	(1,516)

Net income (loss) from continuing operations	(44,508)	222	(43,881)	2,128
Discontinued operations, net of tax
Gain (loss) on sale of discontinued operations	—	(3)	—	4,644
Loss from discontinued operations	—	(594)	—	(1,703)

Net income (loss)	$(44,508)	$(375)	$(43,881)	$5,069

Basic earnings (loss) per common share:
Continuing operations	$(1.23)	$.01	$(1.21)	$.06
Discontinued operations	—	(.02)	—	.08

Net income (loss)	$(1.23)	$(.01)	$(1.21)	$.14

Diluted earnings (loss) per common share:
Continuing operations	$(1.23)	$.01	$(1.21)	$.06
Discontinued operations	—	(.02)	—	.08

Net income (loss)	$(1.23)	$(.01)	$(1.21)	$.14

Weighted average shares outstanding:
Basic	36,191	36,110	36,188	36,048
Diluted	36,191	36,303	36,188	36,289
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Operating activities:
Net income (loss)	$(43,881)	$5,069
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	—	1,703
Gain on sale of discontinued operations	—	(4,644)
Depreciation and amortization	4,697	4,580
Amortization of license fees	1,776	2,747
Amortization of production costs	1,625	1,213
Write-off of debt acquisition costs	490	—
Goodwill impairment	73,412	—
Change in deferred revenue	617	242
Share-based compensation expense	501	567
Deferred income taxes	(26,458)	619
Other	81	188
Changes in operating assets and liabilities:
Accounts receivable	(17,883)	(13,468)
Inventories	(16,978)	(22,401)
Prepaid expenses	(2,341)	(1,926)
Income taxes receivable	112	254
Other assets	487	696
Production costs	(3,525)	(2,257)
License fees	(7,839)	(6,309)
Accounts payable	28,260	23,870
Income taxes payable	179	540
Accrued expenses	(540)	(861)

Net cash used in operating activities	(7,208)	(9,578)
Investing activities:
Purchases of property and equipment	(3,020)	(4,596)
Purchases of intangible assets	(413)	(717)
Sale of marketable equity securities	1,654	—
Proceeds from sale of assets held for sale	1,353	—
Purchases of marketable equity securities	—	(4,000)

Net cash used in investing activities	(426)	(9,313)
Financing activities:
Proceeds from note payable, line of credit	112,386	84,601
Payments on note payable, line of credit	(98,103)	(80,508)
Repayments of note payable	(9,744)	(5,180)
Payment of deferred compensation	(1,654)	—
Checks written in excess of cash	527	6,057
Debt acquisition costs	(200)	—
Other	(23)	(123)

Net cash provided by financing activities	3,189	4,847

Net decrease in cash from continuing operations	(4,445)	(14,044)
Discontinued operations:
Net cash provided by operating activities	—	6,578
Net cash provided by investing activities, proceeds from sale of discontinued operations	—	6,500

Net decrease in cash	(4,445)	(966)
Cash at beginning of period	4,445	966

Cash at end of period	$—	$—

Supplemental cash flow information:

Cash paid for (received from):
Interest	$2,129	$2,887
Income taxes, net of refunds	(90)	468
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. The business is divided into two business segments — Publishing and Distribution. Through these segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The publishing business consists of Encore Software, Inc. (“Encore”), BCI Eclipse Company, LLC (“BCI”), and FUNimation Productions, Ltd. and animeOnline, Ltd. (together, “FUNimation”).
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
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped, including consigned products, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six months ended September 30, 2008 and 2007. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations for the three and six months ended September 30, 2007 is as follows:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Net sales	$18	$5,088
Loss from discontinued operations, before income tax	(970)	(2,835)
Income tax benefit	376	1,132

Net loss from discontinued operations	$(594)	$(1,703)

     No interest expense was allocated to the operating results of discontinued operations.
     There were no assets or liabilities of discontinued operations as of September 30, 2008 and March 31, 2008.
Note 3 — Marketable Securities
     Marketable securities at September 30, 2008 consist of government agency and corporate bonds and a money market fund. The Company classifies these securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.

     Available-for-sale securities consisted of the following (in thousands):

	As of September 30, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$607	$1	$1
Money market fund	1,937	—	—

	$2,544	$1	$1

	As of March 31, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$410	$—	$—
Money market fund	3,763	—	—

	$4,173	$—	$—

     The marketable securities are held in a Rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 21) for a former Chief Executive Officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of September 30, 2008, $1.2 million and $1.3 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at September 30, 2008 ranged between February 2009 and June 2009.
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
     In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on April 1, 2009, its anticipated effective date, and does not anticipate this adoption will have a material impact on the financial statements.
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
Note 4 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008.
Stock Options
     Option activity for the Plans for the six months ended September 30, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term	value
Options outstanding, beginning of period:	3,132,499	$6.78
Granted	103,000	1.76
Exercised	(9,600)	1.26
Canceled	(206,866)	8.42

Options outstanding, end of period	3,019,033	$6.50	5.6	$—

Options exercisable, end of period	2,153,437	$7.70	4.4	$—

Shares available for future grant, end of period	1,822,167
     The total intrinsic value of stock options exercised during the six months ended September 30, 2008 and 2007 was $5,000 and $536,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.44 as of September 30, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2008 and 2007 was zero and 300,000 options, respectively.
     As of September 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $1.1 million, which is expected to be recognized over the next 1.22 years on a weighted-average basis.
     During the six months ended September 30, 2008 and 2007, the Company received cash from the exercise of stock options totaling $12,000 and $169,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the six months ended September 30, 2008 and 2007.
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
     A summary of the Company’s restricted stock activity as of September 30, 2008 and of changes during the six months ended September 30, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	171,917	$3.02	9.34
Granted	—	—	—
Vested	—	—	—
Forfeited	(1,000)	2.41	—

Unvested, end of period	170,917	$3.02	8.83

     The total fair value of shares vested during the six months ended September 30, 2008 and 2007 was zero and $188,000, respectively.
     As of September 30, 2008 total compensation cost related to non-vested restricted stock awards not yet recognized was $334,000 which is expected to be recognized over the next 1.33 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the six months ended September 30, 2008 and 2007.
Restricted Stock — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting a Total Shareholder Return (“TSR”) target relative to an external market condition and meeting the service condition. The restricted stock units’ calculated estimated fair value is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units will be settled by the issuance of Company common stock certificates in exchange for the restricted stock units. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount recorded for the six months ended September 30, 2008 and 2007 was a $25,000 recovery and $56,000 expense, respectively, based upon the number of units granted. During the second quarter of fiscal 2009 the Company adjusted the forfeiture rate and reduced stock based compensation expense by $75,000 based on actual terminations of recipients.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and six months ended September 30, 2008 and 2007 were calculated using the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	64%	64%	64%	67%
Risk-free interest rate	2.87%	4.07-4.57%	2.65-2.87%	4.07-5.02%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2008 was $213,000 and $501,000, respectively and $279,000 and $567,000 for the three and six months ended September 30, 2007, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 5 — Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income (loss) from continuing operations	$(44,508)	$222	$(43,881)	$2,128

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,191	36,110	36,188	36,048
Dilutive securities: Employee stock options and warrants	—	193	—	241

Denominator for diluted earnings per share—adjusted weighted-average shares	36,191	36,303	36,188	36,289

Net earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$(1.23)	$.01	$(1.21)	$.06

Diluted earnings (loss) per share	$(1.23)	$.01	$(1.21)	$.06

     Approximately 3.1 million and 3.2 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2008 since their inclusion would have been anti-dilutive. Share-based compensation awards of 2.8 million and 2.9 million shares for the three and six months ended September 30, 2007, respectively, were also excluded from the diluted earnings per share calculation as they were anti-dilutive.
     In addition, the effect of the inclusion of warrants for the three and six months ended September 30, 2008 and 2007 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the three and six months ended September 30, 2008 and 2007, respectively because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 6 — Shareholders’ Equity
     The Company has 10,000,000 shares of preferred stock, no par value, which is authorized. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the three and six months ended September 30, 2008 and 2007.
Note 7 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Trade receivables	$106,021	$87,801
Vendor receivables	3,008	2,575
Other receivables	1,092	1,847

	110,121	92,223
Less: allowance for doubtful accounts and sales discounts	5,291	6,067
Less: allowance for sales returns, net margin impact	10,141	9,350

Total	$94,689	$76,806

Note 8 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Prepaid royalties	$13,628	$11,297
Other	831	821

Total	$14,459	$12,118

Note 9— Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Finished products	$41,100	$23,545
Consigned inventory	2,097	2,569
Raw materials	6,435	6,540

Total	$49,632	$32,654

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.
Note 10 — License Fees
     License fees consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
License fees	$44,682	$40,110
Less: accumulated amortization	18,104	19,595

Total	$26,578	$20,515

     Amortization of license fees for the three and six months ended September 30, 2008 was $724,000 and $1.8 million, respectively and for the three and six months ended September 30, 2007 was $1.1 million and $2.7 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
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

Note 11 — Production Costs
     Production costs consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Production costs	$18,280	$14,755
Less: accumulated amortization	9,064	7,439

Total	$9,216	$7,316

     Amortization of production costs for the three and six months ended September 30, 2008 was $844,000, and $1.6 million, respectively and for the three and six months ended September 30, 2007 was $632,000 and $1.2 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
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
Note 12 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Furniture and fixtures	$1,342	$1,332
Computer and office equipment	18,571	14,944
Warehouse equipment	9,604	9,564
Production equipment	1,272	917
Leasehold improvements	2,080	2,060
Construction in progress	600	2,848

Total	33,469	31,665
Less: accumulated depreciation and amortization	15,520	14,484

Net property and equipment	$17,949	$17,181

Note 13 — Assets Held for Sale
     At March 31, 2008, the Company was in the market to sell real estate and related assets located in Decatur, Texas, due to the move of FUNimation’s inventory to the Minnesota distribution center. The assets remaining at March 31, 2008 were no longer being depreciated and were carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets. In September 2008, the Company completed the sale of the real estate and related assets to an unrelated party for proceeds of $1,353,000. The Company recognized a loss of $48,000, net of costs paid by the purchaser at closing.
Note 14 — Goodwill and Intangible Assets
Goodwill
     The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.

     In the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on present facts and circumstances and its current business strategy in light of present industry and economic conditions, as well as taking into consideration future expectations.
     Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. At the end of the second quarter, management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company’s FUNimation and BCI reporting units was less than their carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. A review of the goodwill was completed and considered in measuring the estimated impairment charge recorded during the second quarter of fiscal 2009 given present facts and circumstances. The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty. Accordingly, further impairment charges could be required during the third quarter of fiscal 2009 if facts and circumstances and analysis at that time indicate a further charge is appropriate. Any such further charge could be material.
     Accordingly, at September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $73.4 million. This charge had no impact on the Company’s compliance with the financial covenants in its credit agreement. Our publishing segment had a goodwill balance of $8.3 million and $81.7 million as of September 30, 2008 and March 31, 2008, respectively. We have no goodwill associated with our distribution segment.
     Information regarding goodwill by reporting unit and changes in balances since year end is presented below:

	Publishing	Distribution	Total
Balance at March 31, 2008	$81,697	$3	$81,697
Impairment charge	73,412	—	73,412

Balance at September 30, 2008	$8,285	$—	$8,285

Intangible assets
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of September 30, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,861	$7,621	$2,240
License relationships	20,078	15,981	4,097
Domain name	70	23	47
Trademarks (not amortized)	1,568	—	1,568

	$31,577	$23,625	$7,952

	As of March 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,448	$6,550	$2,898
License relationships	20,078	14,612	5,466
Domain name	70	18	52
Other (not amortized)	1,568	—	1,568

	$31,164	$21,180	$9,984

     Aggregate amortization expense for the three and six months ended September 30, 2008 was $1.2 million and $2.4 million, respectively and for the three and six months ended September 30, 2007 was $900,000 and $2.2 million, respectively.
     Based on the intangibles in service as of September 30, 2008, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2009	$2,428
2010	2,638
2011	754
2012	264
2013	303
Thereafter	—
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets”. Debt issuance costs totaled $739,000 and $1.2 million at September 30, 2008 and March 31, 2008, respectively. Accumulated amortization amounted to approximately $244,000 and $338,000 at September 30, 2008 and March 31, 2008, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal year 2009, the Company wrote-off $490,000 in debt acquisition costs, which is included in interest expense, related to previous debt agreements.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Compensation and benefits	$4,208	$3,818
Royalties	7,545	7,830
Rebates	1,958	1,955
Deferred revenue	738	121
Interest	215	495
Other	1,531	1,899

Total	$16,195	$16,118

Note 16 — Bank Financing and Debt
     At March 31, 2008, the Company was a party to a credit agreement which provided for a senior secured three-year $95.0 million revolving credit facility (the “GE Facility”). The revolving facility was available for working capital and general corporate needs and was subject to a borrowing base requirement. The revolving facility was secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. At March 31, 2008 the Company had $31.3 million outstanding under this facility.
     At March 31, 2008, the Company was also a party to a credit agreement which provided for a four-year $15.0 million Term Loan facility which was to expire on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008 the Company had $9.7 million outstanding on the Term Loan facility which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.

     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with General Electric Capital Corporation (“GE”). The Third Amendment, among other things, revised the terms of the GE Facility as follows: (i) permitted the Company to pay off the remaining $9.7 million balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     On October 30, 2008, the Company entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE. The Fourth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of September 30, 2008, the Fourth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     At September 30, 2008 the Company had $45.6 million outstanding related to the amended revolving credit facility and, based on the facility’s borrowing base and other requirements, excess availability of approximately $20.0 million. In association with the revolving credit facility, the Company also pays certain facility and agent fees. Additionally, the credit agreement requires the Company to pay a prepayment penalty of 1.5% of the outstanding balance. Interest under the revolving facility was at the index rate plus 1.5% and LIBOR plus 2.75% at September 30, 2008 (6.5% and 6.2%, respectively) and at the index rate plus .75% and LIBOR plus 2.00% at March 31, 2008 (6.0% and 4.6%, respectively) and is payable monthly. Interest under the Term Loan facility was at LIBOR plus 7.5% (10.6% at March 31, 2008).
     Under the revolving credit facility the Company is required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that were used to determine the Company’s overall financial stability and included limitations on the Company’s capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a maximum of indebtedness to EBITDA and a borrowing base availability requirement. The Company was in compliance with all the covenants related to the revolving credit facility as of September 30, 2008.
Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at both September 30, 2008 and March 31, 2008. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Private Placement Warrants
     As of September 30, 2008 and March 31, 2008, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes a warrant to purchase 171,000 shares issued by the Company to its agent in the private placement, Craig-Hallum Capital Group, LLC. The warrants, which were issued together with the common stock, have a term of five years, are exercisable at $4.50 per share, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.

Note 18 — Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on April 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
     The adoption of FIN 48 resulted in no impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized, were $734,000. During the six months ended September 30, 2008 an additional $140,000 of UTB’s were accrued, which was net of $40,000 of deferred federal and state income tax benefits. As of September 30, 2008, interest accrued was $103,000 and total UTB’s, net of deferred federal and state income tax benefits were $874,000.
     The Company’s federal income tax returns for tax years ending in 2004 through 2007 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statues of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2003 through 2008. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2009.
     For the three months ended September 30, 2008 and 2007, the Company recorded income taxes from continuing operations of a benefit of $26.7 million and an expense of $202,000, respectively. The effective income tax rate for the three months ended September 30, 2008 was 37.5%, compared to 47.6% for the three months ended September 30, 2007. For the six months ended September 30, 2008 and 2007, the Company recorded income taxes from continuing operations of a benefit of $26.3 million and an expense of $1.5 million, respectively. The effective tax rate for the six months ended September 30, 2008 was 37.5%, compared to 41.6% for the six months ended September 30, 2007.
     For the three months ended September 30, 2008 and 2007, the Company recorded income tax benefit from discontinued operations of zero and $377,000, respectively. The effective income tax rate for the three months ended September 30, 2008 was 0.0%, compared to 38.8% for the three months ended September 30, 2007. For the six months ended September 30, 2008 and 2007, the Company recorded income tax expense from discontinued operations of zero and $354,000, respectively. The effective income tax rate for the six months ended September 30, 2008 was 0.0%, compared to 10.8% for the six months ended September 30, 2007. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate, including both continuing and discontinued operations, was 37.5% for the three months ended September 30, 2008 compared to 31.8% for the same period last year. The Company’s overall effective tax rate was 37.5% for the six months ended September 30, 2008, compared to 26.1% for the same period last year.
     It has been determined, based on expectations of future taxable income, that a valuation reserve for deferred tax assets is not required. Management has determined that it is more likely than not that the results of the Company’s future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 19 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions creating minimum royalty fee obligations. The Company will incur royalty expense for the license fee payable, which is based on product sales for the year. License fee royalties were $1.0 million and $2.1 million for the three and six months ended September 30, 2008, respectively, and $900,000 and $2.4 million for the three and six months ended September 30, 2007, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of September 30, 2008 and March 31, 2008, $2.8 million and $2.4 million, respectively, unrecouped license fees paid are reflected in prepaid assets in the Consolidated Balance Sheets. These minimum royalty fees are non-refundable, but are calculated based on prior year product sales and are offset by royalties incurred in order to recoup the payments.

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
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $78,000 and $159,000 for this obligation during the three and six months ended September 30, 2008, respectively and $124,000 and $245,000 during the three and six months ended September 30, 2007, respectively. At September 30, 2008 and March 31, 2008, $1.2 million and $1.6 million, respectively, had been accrued in the consolidated financial statements. The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Company began to pay this amount, plus interest at 8%, over three years. At September 30, 2008 and March 31, 2008, $2.7 million and $4.0 million, respectively, had been accrued in the consolidated financial statements.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company paid zero and $22,000 during the three and six months ended September 30, 2008, respectively and $33,000 and $66,000 during the three and six months ended September 30, 2007, respectively. The Company has no further obligation under this agreement as of September 30, 2008.
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
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended September 30, 2008
Net sales	$28,794	$158,458	$(16,956)	$170,296
Income (loss) from operations *	(70,305)	114	—	(70,191)
Income (loss) from continuing operations, before income tax *	(71,404)	171	—	(71,233)
Depreciation and amortization expense	1,399	977	—	2,376
Capital expenditures	149	427	—	576
Total assets *	$91,149	$175,931	$1,725	$268,805

	Publishing	Distribution	Eliminations	Consolidated
Three months ended September 30, 2007
Net sales	$27,043	$133,391	$(16,719)	$143,715
Income from operations	1,248	377	—	1,625
Income from continuing operations, before income tax	177	247	—	424
Depreciation and amortization expense	1,579	744	—	2,323
Capital expenditures	158	1,633	—	1,791
Total assets	$174,921	$264,362	$(126,485)	$312,798

	Publishing	Distribution	Eliminations	Consolidated
Six months ended September 30, 2008
Net sales	$56,212	$291,553	$(35,444)	$312,321
Income (loss) from operations *	(66,861)	(577)	—	(67,438)
Income (loss) from continuing operations, before income tax *	(68,973)	(1,205)	—	(70,178)
Depreciation and amortization expense	2,785	1,912	—	4,697
Capital expenditures	391	2,629	—	3,020
Total assets *	$91,149	$175,931	$1,725	$268,805

	Publishing	Distribution	Eliminations	Consolidated
Six months ended September 30, 2007
Net sales	$56,666	$257,281	$(33,210)	$280,737
Income from operations	4,277	1,951	—	6,228
Income from continuing operations, before income tax	2,153	1,491	—	3,644
Depreciation and amortization expense	3,113	1,428	—	4,541
Capital expenditures	266	4,330	—	4,596
Total assets	$174,921	$264,362	$(126,485)	$312,798

*	Includes a goodwill impairment charge during the second quarter of fiscal 2009 of $73.4 million. See Note 14.
Note 23 — Subsequent Event
     Subsequent to the close of the quarter ended September 30, 2008, Circuit City Stores, Inc. filed Chapter 11 bankruptcy on November 10, 2008. The Company is evaluating the situation and its alternatives; however, the Company presently believes it has adequate reserves at September 30, 2008 to cover outstanding obligations from this retailer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Consolidated net sales for the second quarter of fiscal 2009 increased 18.5% to $170.3 million compared to $143.7 million for the second quarter of fiscal 2008. The increase in net sales was due to strong distribution sales resulting from certain major video game and software releases, as well as significant increases in sales of anime content in the publishing business. Our gross profit was $24.2 million or 14.2% of net sales in the second quarter fiscal 2009 compared with $22.1 million or 15.4% of net sales for the same period in fiscal 2008. The increase in gross profit was primarily due to the sales volume increase. The decrease in gross profit margin percentage was due to strong sales in lower margin productivity and utility software, as well as a significant increase in the sale of lower margin video games.
     Total operating expenses for the second quarter of fiscal 2009 were $94.4 million or 55.4% of net sales, compared with $20.4 million or 14.3% of net sales in the same period for fiscal 2008. This increase was primarily due to a non-cash goodwill impairment charge of $73.4 million, which was recorded in the second quarter of fiscal 2009. The charge primarily reflects the sustained decline in the Company’s share price which resulted in the Company’s market capitalization being less than its book value. An additional impairment charge may be required during the third quarter of fiscal 2009 as the Company continues to evaluate relevant facts and circumstances. The additional increase in total operating expenses was due to variable selling and marketing expenses which fluctuate with sales volumes. Net income (loss) from continuing operations for the second quarter fiscal 2009 was a loss of $44.5 million or $1.23 per diluted share compared to income of $222,000 or $0.01 per diluted share from continuing operations for the same period last year.
     Consolidated net sales for the six months ended September 30, 2008 increased 11.3% to $312.3 million compared to $280.7 million for the first six months of fiscal 2008. The increase in net sales was due to strong distribution sales resulting from increased sales of new major video game and software releases, as well as significant increases in sales of anime content in the publishing business. Our gross profit was $46.4 million or 14.8% of net sales for the first six months of fiscal 2009, compared with $46.0 million or 16.4% of net sales for the same period in fiscal 2008. The increase in gross profit was primarily due to the sales volume increase. The decrease in gross profit margin percentage was due to strong sales in lower margin productivity and utility software, as well as a significant increase in the sale of lower margin video games.
     Total operating expenses for the six months ended September 30, 2008 were $113.8 million or 36.4% of net sales, compared with $39.8 million or 14.2% of net sales in the same period for fiscal 2008. This increase was primarily due to a non-cash goodwill impairment charge of $73.4 million, which was recorded in the second quarter of fiscal 2009. The charge primarily reflects the sustained decline in the Company’s share price which resulted in the Company’s market capitalization being less than its book value. An additional impairment charge may be required during the third quarter of fiscal 2009 as the Company continues to evaluate relevant facts and circumstances. Net income (loss) from continuing operations for the six months ended September 30, 2008 was a loss of $43.9 million or $1.21 per diluted share compared to income of $2.1 million or $0.06 per diluted share from continuing operations for the same period last year.
Goodwill
     As described in our financial statements, the Company annually reviews goodwill for potential impairment for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. One of the indicators of impairment is the sustained decline in a company’s share price. A decline in the Company’s share price began following the release of our financial results in the quarter ended September 30, 2007. During the quarter ended September 30, 2008, the Company experienced additional declines in its stock price as the market reacted to the overall worsening of the economy and the “credit crisis” among major lending institutions. During the quarter ended September 30, 2008, the Company determined that the fair value of two of its reporting units was less than their carrying values, and accordingly, an impairment of goodwill in the amount of $73.4 million was recorded. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis.
     Under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. At the end of the second quarter, management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company’s FUNimation and BCI reporting units was less than their carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include performing an analysis in which the fair values of the assets and liabilities of the reporting units are determined as if the reporting units had been acquired in a current business combination. This analysis has not been finalized as of the filing date of the September 30, 2008 financial statements, and as allowed by SFAS 142, the Company has recorded an estimate of impairment in the September 30, 2008 financial statements. This analysis will be finalized during the quarter ended December 31, 2008, and any change in the estimate of impairment will be recorded in the December 31, 2008 financial statements.
     The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty. Accordingly, an adjustment to the estimated impairment charge may be required when the Company finalizes its second step of the SFAS No. 142 analysis. Any such adjustment to the carrying value of goodwill could be material, but will be non-cash. In its step two estimate of impairment, the Company has analyzed the fair values of the assets and liabilities of its reporting units where impairment had occurred. Specifically, the Company estimated the fair value of its Licensor and Distributor Relationships in the reporting units based on a projected income and historical cost approaches. These estimates in value, as well as that for trademarks and tradenames at FUNimation, will be finalized during the quarter ended December 31, 2008.
     The goodwill impairment charge had no impact on the Company’s compliance with the financial covenants in its credit agreement. We anticipate that this charge will have no significant effects on the Company’s liquidity or cash flows.
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
     Net sales from discontinued operations for the three months ended September 30, 2008 and 2007 were zero and $18,000, respectively. Net loss from discontinued operations for the second quarter of fiscal 2009 was zero compared to net loss from discontinued operations of $597,000 or $0.02 per diluted share from discontinued operations for the same period last year.
     Net sales from discontinued operations for the six months ended September 30, 2008 and 2007 were zero and $5.1 million, respectively. Net income from discontinued operations for the six months ended September 30, 2008 was zero compared to net income from discontinued operations of $2.9 million or $0.08 per diluted share from discontinued operations for the same period last year.

Working Capital and Debt
     Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. At March 31, 2008, we were a party to a credit agreement (the “GE Facility”) which provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility was available for working capital and general corporate needs and was subject to a borrowing base requirement. The revolving facility was secured by a first priority security interest in all of our assets, as well as the capital stock of its subsidiary companies. At March 31, 2008 we had $31.3 million outstanding under this facility.
     At March 31, 2008, we were also a party to a credit agreement which provided for a four-year $15.0 million Term Loan facility which was to expire on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of our assets. At March 31, 2008 we had $9.7 million outstanding on the Term Loan facility which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     On June 12, 2008, we entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with GE. The Third Amendment, among other things, revised the terms of the GE Facility as follows: (i) permitted us to pay off the remaining $9.7 million balance of the term loan facility with Monroe; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     On October 30, 2008, the Company entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE. The Fourth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of September 30, 2008, the Fourth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     At September 30, 2008 and March 31, 2008 we had $45.6 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $20.0 million and $12.0 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     Interest under the revolving facility was at the index rate plus 1.5% and LIBOR plus 2.75% at September 30, 2008 (6.5% and 6.2%, respectively) and at the index rate plus .75% and LIBOR plus 2.00% at March 31, 2008 (6.0% and 4.6%, respectively) and is payable monthly. At March 31, 2008, interest under the Term Loan facility was at LIBOR plus 7.5% (10.6%).
Overview
     We are a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Our business is divided into two business segments — publishing and distribution. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to attractive retail channels for the publishers of such products. Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; pending litigation or regulatory investigation may subject the Company to significant costs; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; some revenues are dependent on consumer preferences and demand; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; adjustments to the recorded goodwill impairment charge or additional impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth; future performance of our businesses could result in impairment to our other tangible and intangible assets; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; the acquisition strategy of the Company could disrupt other business segments and/or management; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; the level of indebtedness could adversely affect the Company’ s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreements limit our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2008 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies since March 31, 2008, as discussed in greater detail under this heading in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2008.
     As described in our financial statements, the Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. As described above, during the quarter ended September 30, 2008, the Company determined that the fair value of two of its reporting units was less than their fair values, and accordingly, an impairment of goodwill was recorded. In determining the amount of impairment, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires the Company to perform an analysis in which the fair values of the assets and liabilities of the reporting units are determined as if the reporting units had been acquired in a current business combination. This analysis has not been finalized as of the filing date of the September 30, 2008 financial statements, and as allowed by SFAS 142, the Company has recorded an estimate of impairment in the September 30, 2008 financial statements. This analysis will be finalized during the quarter ended December 31, 2008, and any change in the estimate of impairment will be recorded in the December 31, 2008 financial statements.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2008	2007	2008	2007
Net sales:
Publishing	$28,794	$27,043	$56,212	$56,666
Distribution	158,458	133,391	291,553	257,281

Net sales before inter-company eliminations	187,252	160,434	347,765	313,947
Inter-company sales	(16,956)	(16,719)	(35,444)	(33,210)

Net sales as reported	$170,296	$143,715	$312,321	$280,737

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net sales:
Publishing	16.9%	18.8%	18.0%	20.2%
Distribution	93.1	92.8	93.4	91.6
Inter-company sales	(10.0)	(11.6)	(11.4)	(11.8)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	85.8	84.6	85.2	83.6

Gross profit	14.2	15.4	14.8	16.4

Operating expenses
Selling and marketing	4.2	4.7	4.1	4.9
Distribution and warehousing	1.8	2.4	1.9	2.2
General and administrative	4.8	5.6	5.3	5.5
Bad debt expense	0.1	—	0.1	—
Depreciation and amortization	1.4	1.6	1.5	1.6
Goodwill impairment	43.1	—	23.5	—

Total operating expenses	55.4	14.3	36.4	14.2

Income (loss) from operations	(41.2)	1.1	(21.6)	2.2
Interest expense	(0.5)	(1.0)	(0.8)	(1.1)
Other income (expense), net	(0.1)	0.1	(0.1)	0.1

Income (loss) from continuing operations — before taxes	(41.8)	0.2	(22.5)	1.2
Income tax benefit (expense)	15.7	(0.1)	8.4	(0.4)

Net income (loss) from continuing operations	(26.1)	0.1	(14.1)	0.8
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	—	1.7
Income (loss) from discontinued operations	—	(0.4)	—	(0.7)

Net income (loss)	(26.1)%	(0.3)%	(14.1)%	1.8%

Publishing Segment
     The publishing segment includes Encore, BCI and FUNimation.
Fiscal 2009 Second Quarter Results Compared With Fiscal 2008 Second Quarter
Net Sales
     Net sales for the publishing segment were $28.8 million (before inter-company eliminations) for the second quarter fiscal 2009 compared to $27.0 million (before inter-company eliminations) for the second quarter fiscal 2008. The 6.5% increase in net sales over the prior year quarter was primarily due to a strong release schedule of anime content. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $10.6 million or 36.9% of net sales for the second quarter of fiscal 2009 compared to $8.7 million or 32.1% of net sales for the second quarter of fiscal 2008. The increase in gross profit was primarily a result of a sales volume increase as well as product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses increased for the publishing segment to $80.9 million or 281.0% of net sales, for the second quarter of fiscal 2009, from $7.4 million or 27.5% of net sales, for the second quarter of fiscal 2008.
     Selling and marketing expenses for the publishing segment were $3.2 million or 11.1% of net sales for the second quarter of fiscal 2009 compared to $3.4 million or 12.7% of net sales for the second quarter of fiscal 2008. The decrease was principally due to a reduction in travel, convention costs and personnel savings.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.9 million or 10.1% of net sales for the second quarter of fiscal 2009 compared to $2.4 million or 8.9% of net sales for the second quarter of fiscal 2008. The increase was primarily due to increased legal, professional and personnel costs.
     Depreciation and amortization for the publishing segment was $1.4 million for the second quarter of fiscal 2009 compared to $1.6 million for the second quarter of fiscal 2008. The decrease was primarily due to a reduction in amortization expense related to acquisition related intangibles.
     Goodwill impairment for the publishing segment was $73.4 million for the second quarter of fiscal 2009 compared to zero for the second quarter of fiscal 2008, due to the sustained decline in the Company's share price which resulted in the Company's market capitalization being less than its book value. An additional impairment charge may be required during the third quarter of fiscal 2009 as the Company continues to evaluate relevant facts and circumstances.
Operating Income (Loss)
     The publishing segment had net operating loss from continuing operations of $70.3 million for the second quarter of fiscal 2009 compared to net operating income of $1.2 million for the second quarter of fiscal 2008.
Fiscal 2009 Six Months Results Compared With Fiscal 2008 Six Months
Net Sales
     Net sales for the publishing segment were $56.2 million (before inter-company eliminations) for the six month period of fiscal 2009 compared to $56.7 million (before inter-company eliminations) for the same period of fiscal 2008. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment.

Gross Profit
     Gross profit for the publishing segment was $20.9 million or 37.2% of net sales for the six month period of fiscal 2009 compared to $20.0 million or 35.4% of net sales for the six month period of fiscal 2008. The increase in gross profit was primarily a result of product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses increased $71.9 million for the publishing segment to $87.7 million or 156.1% of net sales, for the six month period of fiscal 2009, from $15.8 million or 27.8% of net sales, for the six month period of fiscal 2008.
     Selling and marketing expenses for the publishing segment were $6.0 million or 10.8% of net sales for the six month period of fiscal 2009 compared to $7.3 million or 12.9% of net sales for the six month period of fiscal 2008. The decrease was principally due to a reduction of marketing and advertising program expense, travel and personnel cost savings.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $5.5 million or 9.8% of net sales for the six month period of fiscal 2009 compared to $5.3 million or 9.4% of net sales for the six month period of fiscal 2008. The increase was primarily due to primarily to increased legal and professional costs.
     Depreciation and amortization for the publishing segment was $2.8 million for the six month period of fiscal 2009 compared to $3.1 million for the six month period of fiscal 2008. The decrease was primarily due to a reduction in amortization expense related to acquisition related intangibles.
     Goodwill impairment for the publishing segment was $73.4 million for the six month period of fiscal 2009 compared to zero for the six month period of fiscal 2008, due to the sustained decline in the Company's share price which resulted in the Company's market capitalization being less than book value. An additional impairment charge may be required during the third quarter of fiscal 2009 as the Company continues to evaluate relevant facts and circumstances.
Operating Income (Loss)
     The publishing segment had net operating loss from continuing operations of $66.9 million for the six month period of fiscal 2009 compared to net operating income of $4.3 million for the six month period of fiscal 2008.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games, accessories, and independent music (through May 2007).
Fiscal 2009 Second Quarter Results Compared With Fiscal 2008 Second Quarter
Net Sales
     Net sales for the distribution segment increased 18.8% to $158.5 million (before inter-company eliminations) for the second quarter of fiscal 2009 compared to $133.4 million (before inter-company eliminations) for the second quarter of fiscal 2008. Net sales increased in the software product group to $120.0 million for the second quarter of fiscal 2009 from $110.1 million for the same period last year due to increased sales of new releases of productivity and utility software. DVD video net sales remained flat at $14.9 million for the second quarter of fiscal 2009 compared to $15.0 million for the second quarter of fiscal 2008. Video games net sales increased to $23.6 million for the second quarter of fiscal 2009 from $8.2 million for the same period last year, due to increased sales of new product releases. The Company believes future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $13.6 million or 8.6% of net sales for the second quarter fiscal 2009 compared to $13.4 million or 10.0% of net sales for second quarter fiscal 2008. The increase in gross profit was primarily due to the sales volume increase. The decrease in gross profit margin percentage was due to strong sales in lower margin productivity and utility software, as well as a significant increase in lower margin video games. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses for the distribution segment were $13.5 million or 8.4% of net sales for the second quarter of fiscal 2009 compared to $13.0 million or 9.7% of net sales for the second quarter of fiscal 2008. Overall general and administrative and distribution and warehouse expenses decreased, which partially offset the increases in selling and marketing, bad debt expense and depreciation and amortization expenses.
     Selling and marketing expenses for the distribution segment increased to $4.0 million or 2.5% of net sales for the second quarter of fiscal 2009 compared to $3.2 million or 2.4% of net sales for the second quarter of fiscal 2008 primarily related to variable expenses.
     Distribution and warehousing expenses for the distribution segment were $3.0 million or 1.9% of net sales for the second quarter of fiscal 2009 compared to $3.3 million or 2.5% of net sales for the second quarter of fiscal 2008.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.3 million or 3.3% of net sales for the second quarter of fiscal 2009 compared to $5.7 million or 4.2% of net sales for the second quarter of fiscal 2008. The decrease in the second quarter of fiscal 2009 was primarily a result of reduced enterprise resource planning (“ERP”) expenses from those incurred during the prior year.
     Bad debt expense for the distribution segment was $200,000 for the second quarter of fiscal 2009 compared to zero in the same period last year due to an increase in reserves for a retail customer.
     Depreciation and amortization for the distribution segment was $977,000 for the second quarter of fiscal 2009 compared to $744,000 for the second quarter of fiscal 2008. This increase was primarily due to the depreciation of the new ERP system.
Operating Income
     Net operating income from continuing operations for the distribution segment was $114,000 for the second quarter of fiscal 2009 compared to net operating income of $377,000 for the second quarter of fiscal 2008.
Fiscal 2009 Six Months Results Compared With Fiscal 2008 Six Months
Net Sales
     Net sales for the distribution segment increased 13.3% to $291.6 million (before inter-company eliminations) for the six month period of fiscal 2009 compared to $257.3 million (before inter-company eliminations) for the six month period of fiscal 2008. Net sales increased in the software product group to $225.5 million for the six month period of fiscal 2009 from $216.6 million for the same period last year due primarily to increased sales of new releases of productivity and utility software. DVD video net sales increased to $28.6 million for the six month period of fiscal 2009 from $26.5 million for the six month period of fiscal 2008, due primarily to an increase in sales resulting from a vendor managed inventory program with a major electronics retailer. Video games net sales increased to $37.5 million for the six month period of fiscal 2009 from $14.2 million for the same period last year, due to increased sales of new product releases. The Company believes future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the distribution segment was $25.5 million or 8.7% of net sales for the six month period of fiscal 2009 compared to $26.0 million or 10.1% of net sales for the six month period of fiscal 2008. The decrease in gross profit margin percentage was due to strong sales in lower margin productivity and utility software, as well as a significant increase in the sale of lower margin video games. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.

Operating Expenses
     Total operating expenses for the distribution segment were $26.0 million or 8.9% of net sales for the six month period of fiscal 2009 compared to $24.1 million or 9.3% of net sales for the same period of fiscal 2008. Overall expenses for distribution and warehouse decreased, which partially offset the increases in selling and marking expenses, general and administrative, bad debt and depreciation and amortization.
     Selling and marketing expenses for the distribution segment increased to $6.9 million or 2.4% of net sales for the six month period of fiscal 2009 compared to $6.3 million or 2.4% of net sales for the six month period of fiscal 2008 primarily due to variable expenses which fluctuate with sales volumes.
     Distribution and warehousing expenses for the distribution segment were $5.9 million or 2.0% of net sales for the six month period of fiscal 2009 compared to $6.1 million or 2.3% of net sales for the same period of fiscal 2008.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $11.1 million or 3.8% of net sales for the six month period of fiscal 2009 compared to $10.2 million or 4.0% of net sales for the six month period of fiscal 2008. The increase was primarily a result of ERP expenses related to the final phase of our implementation.
     Bad debt expense for the distribution segment was $200,000 for the six month period of fiscal 2009 compared to zero in the same period last year due to an increase in reserves for a retail customer.
     Depreciation and amortization for the distribution segment was $1.9 million for the six month period of fiscal 2009 compared to $1.4 million for the six month period of fiscal 2008. This increase was primarily due to the depreciation of the new ERP system.
Operating Income (Loss)
     Net operating loss from continuing operations for the distribution segment was $577,000 for the six month period of fiscal 2009 compared to net operating income of $2.0 million for the same period of fiscal 2008.
Consolidated Other Income and Expense
     Interest expense was $833,000 for second quarter of fiscal 2009 compared to $1.4 million for second quarter of fiscal 2008. Interest expense was $2.4 million for six month period of fiscal 2009 compared to $3.1 million for same period of fiscal 2008. The decrease in interest expense for second quarter and six month period of fiscal 2009 was a result of a reduction in debt and effective interest rates offset by the write-off of debt acquisition fees and prepayment penalty fees. Interest income, which primarily relates to interest on available cash balances, was $14,000 for the second quarter of fiscal 2009 compared to $56,000 for the same period last year. Interest income was $29,000 for the six month period of fiscal 2009 compared to $124,000 for the same period last year. Other income (expense), net, for the second quarter fiscal 2009 was net expense of $223,000 and related primarily to foreign exchange loss of $174,000 and loss on disposal of assets held for sale of $48,000. Other income (expense), net, for the second quarter of fiscal 2008 was net income of $148,000 and consisted primarily of foreign currency gains. Other income (expense), net, for the six month period fiscal 2009 was net expense of $321,000 and related primarily to foreign exchange loss of $272,000 and loss on assets held for sale of $48,000. Other income (expense), net, for the six month period of fiscal 2008 was net income of $371,000 and consisted primarily of foreign currency gains.
Consolidated Income Tax Benefit (Expense) from Continuing Operations
     We recorded consolidated income tax benefit for the second quarter of fiscal 2009 of $26.7 million or an effective tax rate of 37.5% compared to expense of $202,000 or an effective tax rate of 47.6% for second quarter of fiscal 2008. We recorded consolidated income tax benefit for the six month period of fiscal 2009 of $26.3 million or an effective tax rate of 37.5% compared to expense of $1.5 million or an effective tax rate of 41.6% for six month period of fiscal 2008.
     The Company adopted the provisions of FIN 48 on April 1, 2007 which had no impact to retained earnings. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized, were $734,000. During the six months ended September 30, 2008 an additional $140,000 of UTB’s were accrued, which was net of $40,000 of deferred federal and state income tax benefits. As of September 30, 2008, interest accrued was $103,000 and total UTB’s, net of deferred federal and state income tax benefits were $874,000.

Consolidated Net Income (Loss) from Continuing Operations
     For the second quarter of fiscal 2009, we recorded net loss of $44.5 million, compared to net income of $222,000 for the same period last year. For the six month period of fiscal 2009, we recorded net loss of $43.9 million, compared to net income of $2.1 million for the same period last year.
Discontinued Operations
     For the second quarter of fiscal 2008, we recorded net loss from discontinued operations of $594,000, net of tax and a loss on sale of discontinued operations of $3,000, net of tax. For the six month period of fiscal 2008, we recorded net loss from discontinued operations of $1.7 million, net of tax and a gain on sale of discontinued operations of $4.6 million, net of tax.
Consolidated Net Income (Loss)
     For the second quarter of fiscal 2009, we recorded net loss of $44.5 million, compared to net loss of $375,000 for the same period last year. For the six month period of fiscal 2009, we recorded net loss of $43.9 million, compared to net income of $5.1 million for the same period last year.
Market Risk
     As of September 30, 2008 we had $45.6 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $456,000.
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
     During the three and six months ended September 30, 2008 the Company had foreign exchange loss of $174,000 and $272,000, respectively compared to foreign exchange income of $116,000 and $282,000 during the three and six months ended September 30, 2007, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging, which the Company has not done to date.
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
Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the six months of fiscal 2009 was $7.2 million and was $9.6 million for the same period last year. The net cash used in operating activities for the six months of fiscal 2009 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $8.1 million, write-off of debt acquisition costs of $490,000, goodwill impairment of $73.4 million, share-based compensation of $501,000, deferred income taxes of $26.5 million and a change in deferred revenue of $617,000, offset by our working capital demands. The following are changes in the operating assets and liabilities for the six months ended September 30, 2008: accounts receivable increased by $17.9 million, reflecting the timing of sales and cash receipts; inventories increased by $17.0 million, primarily reflecting higher inventories in anticipation of our third quarter operating needs; prepaid expenses increased by $2.3 million, primarily reflecting royalty advances in the publishing segment; production costs and license fees increased $3.5 million and $7.8 million, respectively, due to content acquisitions; income taxes receivable decreased $112,000 primarily due to timing of required tax payments and tax refunds, other assets decreased $487,000 due to amortization and recoupments; accounts payable increased $28.3 million, primarily as a result of timing of disbursements and increased inventories; and accrued expenses decreased $540,000 a result of the timing of disbursements primarily related to property taxes and accrued interest.
     The net cash used in operating activities for the six months of fiscal 2008 of $9.6 million was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $8.5 million, share-based compensation of $567,000, deferred income taxes of $619,000 and a change in deferred revenue of $242,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $426,000 for the six months of fiscal 2009 and $9.3 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $3.0 million and $413,000, respectively, for the six months of fiscal 2009. The sale of marketable securities held in a Rabbi trust was $1.7 million and proceeds from sale of assets held for sale were $1.4 million for the six months of fiscal 2009. Purchases of property and equipment and acquisition of intangible assets for the six months of fiscal 2008 were $4.6 million and $717,000, respectively. Purchases of marketable equity securities totaled $4.0 million for the six months of fiscal 2008, related to the funding of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO.
Financing Activities
     Cash flows provided by financing activities totaled $3.2 million for the six months of fiscal 2009 and cash flows provided by financing activities totaled $4.8 million for the six months of fiscal 2008. The Company had proceeds from notes payable-line of credit of $112.4 million, repayments of notes payable-line of credit of $98.1 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $1.7 million, checks written in excess of cash of $527,000 and debt acquisition costs of $200,000 for the six months of fiscal 2009. The Company had proceeds from notes payable-line of credit of $84.6 million, repayments of notes payable-line of credit of $80.5 million, repayments of notes payable of $5.2 million and checks written in excess of cash of $6.1 million for the six months of fiscal 2008. The Company recorded proceeds from the exercise of common stock options and warrants of $12,000 and $169,000 for the six months of fiscal 2009 and 2008, respectively.
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $6.6 million and proceeds from the sale of discontinued operations were $6.5 million for the six months of fiscal 2008.
Capital Resources
     In October 2001, we entered into a credit agreement (the “GE Facility”) with General Electric Capital Corporation (“GE”). The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition and was amended and restated on June 1, 2005 and again on March 22, 2007. The credit agreement provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility was available for working capital and general corporate needs and was subject to a borrowing base requirement. The revolving facility was secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding and $11.9 million available on the revolving facility.
     The Company entered into a four-year $15.0 million term loan facility with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008, we had $9.7 million outstanding on the Term Loan facility, which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with GE. The Third Amendment, among other things, revised the terms of the GE Facility as follows: (i) permitted the Company to pay off the remaining $9.7 million balance of the term loan facility with Monroe Capital Advisors, LLC; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     On October 30, 2008, the Company entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE. The Fourth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of September 30, 2008, the Fourth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     In association with the credit agreement, the Company also pays certain facility and agent fees. Interest under the revolving facility was at the index rate plus 1.5% and LIBOR plus 2.75% (6.5% and 6.2%, respectively, at September 30, 2008) and is payable monthly.
     Under the revolving credit facility the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics regarding our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, a maximum of indebtedness to EBITDA and a borrowing base availability requirement. We were in compliance with all the covenants related to the revolving credit facility as of September 30, 2008.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) amounts payable to our former Chief Executive Officer for post-retirement benefits. During the first six months of fiscal 2009, we invested approximately $13.9 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $3.3 million in connection with the licensing and implementation of our ERP system during the six months of fiscal 2009. We do not anticipate any future cash outlays in connection with the ERP system implementation for the remainder of fiscal 2009.
     At September 30, 2008 and March 31, 2008 we had $45.6 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $20.0 million and $12.0 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full during June 2008 in connection with the Third Amendment.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements, other cash needs and to finance expansion plans and strategic initiatives in the foreseeable future, absent significant acquisitions. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of September 30, 2008 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$25,598	$1,353	$5,354	$5,102	$13,789
Capital leases	281	50	161	70	—
License and distribution agreements	18,759	6,655	9,354	2,750	—
Deferred compensation	3,867	1,718	2,149	—	—

Total	$48,505	$9,776	$17,018	$7,922	$13,789

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
     During fiscal year 2009, the Company completed the final phase of the ERP implementation. As appropriate, the Company has modified the design and documentation of its internal control processes and procedures to reflect these changes and to supplement and complement existing internal control over financial reporting. Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period.
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
     The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K under Part I. — Item 1A. “Risk Factors.” Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
An impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth.
We recorded an estimated goodwill impairment charge in the quarter ended September 30, 2008 in accordance with certain accounting standards that require consideration of current market capitalization. Although our analysis regarding the fair value of the remaining goodwill indicates that it exceeds its carrying value, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses.

We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Although our analysis regarding the fair value of these assets indicates that it exceeds their carrying value, materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.
An increase in bankruptcies of significant customers, due to weak economic conditions, could harm our business.
During weak economic times there is an increased risk that certain of our customers will file bankruptcy. If a customer files bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, we can provide no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Securities Holders
     Our Annual Meeting of Shareholders was held on September 11, 2008. At the meeting, the following actions were taken:
     1) The following persons were elected as directors of the Company, each for a three-year term ending at the Annual Meeting of Shareholders held in 2011:

Names	Votes For	Votes Withheld
Eric H. Paulson	27,892,349	4,125,651
Cary L. Deacon	28,088,144	3,929,856
Kathleen P. Iverson	28,194,774	3,823,226
     2) The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2009 was approved by a vote of 28,656,655 shares in favor, 2,953,725 shares against, 407,620 shares abstained and there were no broker non-votes.
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

Navarre Corporation (Registrant)
Date: November 10, 2008	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)