Form 10-Q
period 2008-12-31
NAVARRE CORP /MN/
filed 2009-02-09
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 6, 2009

Common Stock, No Par Value	36,260,116 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$132	$4,445
Marketable securities	1,231	1,506
Accounts receivable, less allowance for doubtful accounts and sales reserves of $20,259 at December 31, 2008 and $15,417 at March 31, 2008	89,149	76,806
Inventories	34,602	32,654
Prepaid expenses and other current assets	11,165	12,118
Income tax receivable	5,173	937
Deferred tax assets — current, net	5,110	9,100

Total current assets	146,562	137,566
Property and equipment, net of accumulated depreciation of $16,534 and $14,484, respectively	16,994	17,181
Assets held for sale, net of accumulated depreciation of $194 at March 31, 2008	—	1,428
Software development costs, net	400	—
Other assets:
Marketable securities	1,333	2,667
Goodwill	3,109	81,697
Intangible assets, net of amortization of $26,706 and $21,180, respectively	4,093	9,984
License fees, net of amortization of $26,348 and $19,595, respectively	19,041	20,515
Production costs, net of amortization of $11,496 and $7,439, respectively	8,673	7,316
Deferred tax assets — non-current, net	9,345	—
Other assets	4,170	5,108

Total assets	$213,720	$283,462

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$48,689	$31,314
Note payable — short term	—	150
Capital lease obligation — short term	90	59
Accounts payable	109,068	92,199
Deferred compensation	2,125	2,080
Accrued expenses	17,336	16,118

Total current liabilities	177,308	141,920
Long-term liabilities:
Note payable — long-term	—	9,594
Capital lease obligation — long-term	137	60
Deferred compensation	1,551	3,491
Deferred tax liabilities — non-current	—	3,106
Income taxes payable	1,130	880

Total liabilities	180,126	159,051
Commitments and contingencies (Note 23)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,260,116 at December 31, 2008 and 36,227,886 at March 31, 2008	160,888	160,103
Accumulated deficit	(127,297)	(35,692)
Accumulated other comprehensive income	3	—

Total shareholders’ equity	33,594	124,411

Total liabilities and shareholders’ equity	$213,720	$283,462

Note:	The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$171,580	$217,547	$483,901	$498,284
Cost of sales (exclusive of depreciation and amortization)	172,734	185,913	438,699	420,606

Gross profit (loss)	(1,154)	31,634	45,202	77,678
Operating expenses:
Selling and marketing	7,536	7,323	20,457	20,923
Distribution and warehousing	3,538	3,592	9,468	9,648
General and administrative	9,198	9,591	25,832	25,125
Bad debt expense	—	—	200	85
Depreciation and amortization	4,330	2,506	9,027	7,047
Goodwill and intangible impairment	6,209	—	79,621	—

Total operating expenses	30,811	23,012	144,605	62,828

Income (loss) from operations	(31,965)	8,622	(99,403)	14,850
Other income (expense):
Interest expense	(1,427)	(1,778)	(3,875)	(4,857)
Interest income	20	43	49	167
Other income (expense), net	(766)	60	(1,087)	431

Income (loss) from continuing operations before income tax	(34,138)	6,947	(104,316)	10,591
Income tax benefit (expense)	(13,586)	(2,938)	12,711	(4,454)

Net income (loss) from continuing operations	(47,724)	4,009	(91,605)	6,137
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	70	—	4,714
Loss from discontinued operations	—	(176)	—	(1,879)

Net income (loss)	$(47,724)	$3,903	$(91,605)	$8,972

Basic earnings (loss) per common share:
Continuing operations	$(1.32)	$0.11	$(2.53)	$0.17
Discontinued operations	—	—	—	0.08

Net income (loss)	$(1.32)	$0.11	$(2.53)	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$(1.32)	$0.11	$(2.53)	$0.17
Discontinued operations	—	—	—	0.08

Net income (loss)	$(1.32)	$0.11	$(2.53)	$0.25

Weighted average shares outstanding:
Basic	36,216	36,143	36,198	36,080
Diluted	36,216	36,257	36,198	36,281
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	December 31,
	2008	2007
Operating activities:
Net income (loss)	$(91,605)	$8,972
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	—	1,879
Gain on sale of discontinued operations	—	(4,714)
Depreciation and amortization	9,027	7,107
Amortization of license fees	10,021	3,983
Amortization of production costs	4,057	2,163
Write-off of debt acquisition costs	950	—
Goodwill and intangible impairment	79,621	—
Change in deferred revenue	245	229
Share-based compensation expense	787	826
Deferred income taxes	(8,462)	2,161
Other	(75)	(418)
Changes in operating assets and liabilities:
Accounts receivable	(12,343)	(45,562)
Inventories	(1,948)	(14,032)
Prepaid expenses	953	(1,082)
Income taxes receivable	(4,236)	799
Other assets	689	1,118
Production costs	(5,414)	(3,637)
License fees	(8,547)	(8,158)
Accounts payable	16,896	42,596
Income taxes payable	250	733
Accrued expenses	308	2,017

Net cash used in operating activities	(8,826)	(3,020)
Investing activities:
Purchases of property and equipment	(3,325)	(6,165)
Purchases of intangible assets	(666)	(1,087)
Purchased software development	(400)	—
Sale of marketable equity securities	1,654	—
Proceeds from sale of assets held for sale	1,353	—
Purchases of marketable equity securities	—	(4,000)

Net cash used in investing activities	(1,384)	(11,252)
Financing activities:
Proceeds from note payable, line of credit	167,410	136,773
Payments on note payable, line of credit	(150,035)	(126,812)
Repayments of note payable	(9,744)	(5,218)
Payment of deferred compensation	(1,654)	—
Debt acquisition costs	(200)	(240)
Other	120	96

Net cash provided by financing activities	5,897	4,599

Net decrease in cash from continuing operations	(4,313)	(9,673)
Discontinued operations:
Net cash provided by operating activities	—	6,455
Net cash provided by investing activities, proceeds from sale of discontinued operations	—	6,500

Net increase (decrease) in cash	(4,313)	3,282
Cash at beginning of period	4,445	966

Cash at end of period	$132	$4,248

	Nine months ended
	December 31,
	2008	2007
Supplemental cash flow information:
Cash paid for (received from):
Interest	$2,985	$4,394
Income taxes, net of refunds	(212)	495
Supplemental schedule of non-cash investing and financing activities:
Accrual of debt acquisition costs	650	—
Purchase price adjustments affecting accounts receivable and gain on sale, net of tax	—	70
Shares received for payment of tax withholding obligations	15	28
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories and independent music labels (through May 2007). The business is divided into two business segments — publishing and distribution. Through these segments, the Company maintains and leverages strong relationships throughout the publishing and distribution chain. The publishing business consists of Encore Software, Inc. (“Encore”), FUNimation Productions, Ltd. (“FUNimation”) and BCI Eclipse Company, LLC (“BCI”). In December 2008, the Company announced that BCI will no longer be involved in licensing operations related to budget DVD video and the remaining BCI content will be transferred to the distribution segment.
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
     Because of the impairments and other charges recorded during the second and third quarters of fiscal 2009, the operating results of the Company and cash flows for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
     Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and nine months ended December 31, 2008 and 2007. The Company, under specific terms and conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percentage against average sales returns, sales discounts percentage against average gross sales and specific reserves for marketing programs.
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
Recently Issued Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. The Company presently does not expect that the adoption of FSP APB 14-1 will have a material effect on its consolidated financial position and results of operations.
Note 2 — Goodwill and Intangible Assets
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
     Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of FUNimation and BCI was less than their carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. A review of the goodwill was completed and considered in measuring the estimated impairment charge recorded during both the second and third quarters of fiscal 2009 given present facts and circumstances. The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty.
     During the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on present facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking, into consideration future expectations. Accordingly, at September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $73.4 million.
     During the third quarter of fiscal 2009, the Company concluded that additional indicators of potential impairment were present due to the further sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the third quarter of fiscal 2009 based on present facts and circumstances and its current business strategy in light of present industry and economic conditions, as well as taking into consideration future expectations. An additional $5.2 million non-cash goodwill impairment charge was recorded at December 31, 2008. These non-cash charges had no impact on the Company’s compliance with the financial covenants in its credit agreement.
     After recording the above impairments, the Company’s publishing segment had a goodwill balance of $3.1 million, and $81.7 million as of December 31, 2008 and March 31, 2008, respectively. The Company has no goodwill associated with its distribution segment.

     Information regarding goodwill by segment and changes in balances since March 31, 2008 is presented below (in thousands):

	Publishing	Distribution	Total
Balance at March 31, 2008	$81,697	$—	$81,697
Impairment charges	78,588	—	78,588

Balance at December 31, 2008	$3,109	$—	$3,109

Intangible assets
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives ranging from between three and seven and one half years and are as follows (in thousands):

	As of December 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$10,115	$10,015	$100
License relationships	20,078	16,665	3,413
Domain name	70	26	44
Trademarks (not amortized)	536	—	536

	$30,799	$26,706	$4,093

	As of March 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,448	$6,550	$2,898
License relationships	20,078	14,612	5,466
Domain name	70	18	52
Trademarks (not amortized)	1,568	—	1,568

	$31,164	$21,180	$9,984

     The Company evaluates its definite lived intangible amortizing assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company determined fair value utilizing current market values and future market trends. Based on the Company no longer publishing budget DVD videos at BCI, the Company recorded an impairment charge related to masters of $2.0 million, which is included in depreciation and amortization on the Company’s Consolidated Statement of Operations for the three and nine months ended December 31, 2008.
     Aggregate amortization expense for the three and nine months ended December 31, 2008 was $3.1 million and $5.5 million, respectively, which included a $2.0 million impairment charge related to masters. Aggregate amortization expense for the three and nine months ended December 31, 2007 was $1.4 million and $4.2 million, respectively.
     The Company evaluates its indefinite lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews intangible assets for impairment annually or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination was completed. As part of this analysis, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determined fair value using the relief from royalty valuation technique. The Company recorded a $1.0 million impairment charge, which is included in goodwill and intangible impairment expense in the Consolidated Statement of Operations, for the three and nine months ended December 31, 2008.
     Based on the intangibles in service as of December 31, 2008, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2009	$687
2010	1,806
2011	425
2012	237
2013	302
Thereafter	—

Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other assets”. Debt issuance costs totaled $650,000 and $1.2 million at December 31, 2008 and March 31, 2008, respectively. Accumulated amortization amounted to zero and $338,000 at December 31, 2008 and March 31, 2008, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal year 2009, the Company wrote-off $950,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility and material modifications to the Company’s revolving facility, which is included in interest expense.
Note 3 — Impairments and Other Charges
     In December 2008, the Company reviewed its portfolio of businesses for poor performing activities and to identify areas where continued business investments would not meet its requirements for financial returns. Net assets impacted included accounts receivable reserves, inventory, prepaid royalties, goodwill, masters, trademarks, license fees and production costs.  As a result of the analysis, the Company announced the following actions in December 2008:
•	BCI will no longer be involved in licensing operations related to budget DVD video and the remaining BCI content will be transferred to the distribution segment. For the three months ended December 31, 2008, the Company recorded $18.6 million in impairment and other charges related to the restructuring of BCI, which included $7.3 million for inventory, $7.1 million for prepaid royalties, $2.0 million for masters, $2.0 million for accounts receivable reserves and $181,000 for goodwill.

•	FUNimation will no longer be involved in licensing operations related to DVD video of children’s properties. For the three months ended December 31, 2008, the Company recorded $14.8 million in impairment and other charges related to the restructuring of FUNimation, which included $8.2 million for license fees and production costs, $5.0 million for goodwill, $1.0 million for trademarks and $555,000 for inventory.
     License Fees and Production Costs.  The total impairment of license fees and production cost charges related to the FUNimation restructuring were $7.0 million and $1.3 million, respectively.  License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights.  Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights.  According to SOP 00-2, Accounting by Producers or Distributors of Films, the Company assesses license fees and production costs for impairment if an event or circumstance changes to indicate that the cost is greater than the fair value.  The Company records a charge to the income statement for the amount by which the unamortized license fees and production costs exceed the film’s fair value.   The Company determines the fair value based upon cash flows or quoted market prices.
     Prepaid Royalties. The total prepaid royalty charges related to the BCI restructuring were $7.1 million.  The Company makes prepayments to licensors for the licensing of content.  The prepayment is reduced by royalties earned by the licensor after the sale of the product.  With the Company no longer publishing content in the budget DVD video category, the prepaid royalties will not be recouped by earnings from the sale of the product, and as such the Company took an impairment charge for amounts that will not be recouped.
     Masters, Trademarks and Goodwill. The total masters, goodwill and trademark impairment charges related to the publishing segment were $8.2 million.
•	Masters — The Company evaluates its definite lived intangible amortizing assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. The Company determines fair value utilizing current market values and future market trends. The impairment related to BCI masters was $2.0 million.

•	Trademarks — The Company evaluates its indefinite lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews intangible assets for impairment annually or when events or change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination is completed. As part of this analysis, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determined fair value using the relief from royalty valuation technique. The impairment for FUNimation trademarks was $1.0 million.

•	Goodwill — The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. The goodwill impairment charge for the publishing segment was $5.2 million.
     Inventory.  The total inventory charges related to the publishing segment were $7.9 million.  The Company records inventory at the lower of cost or market.  When it is determined that the market value is lower than the cost, the Company establishes a reserve for the difference between carrying value and estimated realizable value.  The Company determines the estimated realizable value by reviewing quoted prices in active markets for similar or identical products.
     Accounts Receivable Reserves. The total accounts receivable reserve charges were $2.0 million, which primarily represent anticipated returns of BCI content.
     Severance.  The Company announced a company-wide reduction in force in December 2008.  The total severance costs related to the reduction in force were $1.1 million, $591,000 of which were associated with the distribution segment and $541,000 with the publishing segment.  In accordance with SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities, the Company records one-time termination benefit arrangement costs at the date of communication to employees as long as the plan establishes the benefits that employees will receive upon termination in sufficient detail to enable employees to determine the type and amount of benefits the employee would receive if involuntarily terminated.  Certain executives had contractual benefits related to involuntary termination.  In accordance with SFAS No. 112, Employer’s Accounting for Postemployment Benefits, the Company records severance costs when the payment of the benefits is probable and reasonably estimable.
     The following table summarizes the impairment and other charges included in the Company’s Consolidated Statement of Operations for the three months ended December 31, 2008 (in thousands):

	License Fees		Masters,		Accounts
	and Production	Prepaid	Goodwill and		Receivable
	Costs -	Royalties -	Trademarks-	Inventory-	Reserves-	Severance-	Severance-
	Publishing	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Total
Sales	$—	$—	$—	$—	$1,057	$—	$—	$1,057
Cost of sales	8,239	7,076	—	7,855	985	52	—	24,207
Selling and marketing	—	—	—	—	—	159	13	172
Distribution and warehousing	—	—	—	—	—	—	74	74
General and administrative	—	—	—	—	—	330	504	834
Depreciation and amortization	—	—	2,029	—	—	—	—	2,029
Goodwill and intangible impairment	—	—	6,209	—	—	—	—	6,209

Total	$8,239	$7,076	$8,238	$7,855	$2,042	$541	$591	$34,582

     In addition to the above impairment and other charges recorded during the three months ended December 31, 2008, the Company recorded a goodwill impairment charge of $73.4 million during the second quarter of fiscal 2009. During the nine months ended December 31, 2008 the Company recorded total impairment and other charges of $108.0 million.

     The restructuring reserve activity was as follows (in thousands):

			Accounts
			Receivable
	Severance-	Severance-	Reserves-
	Distribution	Publishing	Publishing	Total
Reserve balance at March 31, 2008	$—	$—	$—	$—
Provision for restructuring	591	541	2,042	3,174
Cash payments	—	73	—	73

Reserve balance at December 31, 2008	$591	$468	$2,042	$3,101

Note 4 — Discontinued Operations
     On May 31, 2007, the Company sold its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM) to an unrelated third party. NEM operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations. This transaction divested the Company of all its independent music distribution activities.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations for the three and nine months ended December 31, 2007 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2007	2007
Net sales	$10	$5,098

Loss from discontinued operations, before income tax	(367)	(3,202)
Income tax benefit	191	1,323

Net loss from discontinued operations	$(176)	$(1,879)

     No interest expense was allocated to the operating results of discontinued operations.
     There were no assets or liabilities of discontinued operations as of December 31, 2008 and March 31, 2008.
Note 5 — Marketable Securities
     Marketable securities at December 31, 2008 consist of government agency and corporate bonds and a money market fund. The Company classifies these securities as available-for-sale and records these at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.

     Available-for-sale securities consisted of the following (in thousands):

	As of December 31, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$921	$6	$3
Money market fund	1,643	—	—

	$2,564	$6	$3

	As of March 31, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$410	$—	$—
Money market fund	3,763	—	—

	$4,173	$—	$—

     The marketable securities are held in a Rabbi trust which was established for the future payment of deferred compensation (see further discussion in Note 24) for a former Chief Executive Officer. The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of December 31, 2008, $1.2 million and $1.3 million were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at December 31, 2008 ranged between February 2009 and November 2013.
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
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments or other items at fair value.

Note 6 — Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on marketable securities held in a Rabbi Trust for the benefit of a former CEO that are not included in net income (loss) but rather are recorded directly in shareholders’ equity (see further discussion Note 5).
     (In thousands)

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss) from continuing operations	$(47,724)	$4,009	$(91,605)	$6,137
Net unrealized gain on marketable securities	3	—	3	—

Comprehensive income (loss)	$(47,721)	$4,009	$(91,602)	$6,137

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive income (loss) balances, net of tax effects, were $3,000 and zero at December 31, 2008 and March 31, 2008, respectively.
Note 7 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options currently under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008.
Stock Options
     Option activity for the Plans for the nine months ended December 31, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	term	value
Options outstanding, beginning of period:	3,132,499	$6.78
Granted	782,500	0.83
Exercised	(9,600)	1.26
Canceled	(252,033)	7.75

Options outstanding, end of period	3,653,366	$5.46	6.2	$—

Options exercisable, end of period	2,424,035	$7.28	4.6	$—

Shares available for future grant, end of period	1,182,334
     The total intrinsic value of stock options exercised during the nine months ended December 31, 2008 and 2007 was $5,000 and $541,000, respectively. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.40 as of December 31, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 and 2007 was zero and 584,810, respectively.
     As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $1.1 million, which is expected to be recognized over the next 1.27 years on a weighted-average basis.
     During the nine months ended December 31, 2008 and 2007, the Company received cash from the exercise of stock options totaling $12,000 and $171,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the nine months ended December 31, 2008 and 2007.

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
     A summary of the Company’s restricted stock activity as of December 31, 2008 and of changes during the nine months ended December 31, 2008 is summarized as follows:

			Weighted
		Weighted	average
		average	remaining
		grant date	contractual
	Shares	fair value	term
Unvested, beginning of period:	171,917	$3.02	9.34
Granted	390,250	0.07	—
Vested	(63,932)	3.23	—
Forfeited	(10,498)	1.30	—

Unvested, end of period	487,737	$0.67	9.60

     The total fair value of shares vested during the nine months ended December 31, 2008 and 2007 was $52,000 and $271,000, respectively.
     As of December 31, 2008 total compensation cost related to non-vested restricted stock awards not yet recognized was $295,000 which is expected to be recognized over the next 1.27 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the nine months ended December 31, 2008 and 2007.
Restricted Stock — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units is contingent upon the Company meeting a Total Shareholder Return (“TSR”) target relative to an external market condition and meeting the service condition. The restricted stock units’ calculated estimated fair value is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units will be settled by the issuance of Company common stock certificates in exchange for the restricted stock units. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), will be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount recorded for the nine months ended December 31, 2008 and 2007 was a $5,000 recovery and $85,000 expense, respectively, based upon the number of units granted. During the second quarter of fiscal 2009 the Company adjusted the forfeiture rate and reduced stock based compensation expense by $75,000 based on actual terminations of recipients.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three and nine months ended December 31, 2008 and 2007 were calculated using the following assumptions:

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	66%	67%	66%	67%
Risk-free interest rate	2.51%	3.28-4.34%	2.51-2.87%	3.28-5.02%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and nine months ended December 31, 2008 was $286,000 and $787,000, respectively and $259,000 and $826,000 for the three and nine months ended December 31, 2007, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 8 — Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine months ended
	December 31,		December 31,
(In thousands, except per share data)	2008	2007	2008	2007
Numerator:
Net income (loss) from continuing operations	$(47,724)	$4,009	$(91,605)	$6,137

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,216	36,143	36,198	36,080
Dilutive securities: Employee stock options and warrants	—	114	—	201

Denominator for diluted earnings per share—adjusted weighted-average shares	36,216	36,257	36,198	36,281

Net earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$(1.32)	$.11	$(2.53)	$.17

Diluted earnings (loss) per share	$(1.32)	$.11	$(2.53)	$.17

     Approximately 3.5 million and 3.2 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended December 31, 2008 since their inclusion would have been anti-dilutive. Share-based compensation awards of 2.9 million shares for both the three and nine months ended December 31, 2007, respectively, were also excluded from the diluted earnings per share calculation as they were anti-dilutive.
     In addition, the effect of the inclusion of warrants for the three and nine months ended December 31, 2008 and 2007 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for the three and nine months ended December 31, 2008 and 2007, respectively because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 9 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the three and nine months ended December 31, 2008 and 2007.

Note 10 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Trade receivables	$107,907	$87,801
Vendor receivables	1,237	2,575
Other receivables	264	1,847

	109,408	92,223
Less: allowance for doubtful accounts and sales discounts	7,824	6,067
Less: allowance for sales returns, net margin impact	12,435	9,350

Total	$89,149	$76,806

Note 11 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Prepaid royalties	$10,055	$11,297
Other	1,110	821

Total	$11,165	$12,118

Note 12 — Capitalized Software Development Costs
     The Company incurs software development costs in the publishing segment. The Company accounts for these costs in accordance with the provisions of SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs include third-party contractor fees and overhead costs. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. Unamortized software development costs were $400,000 and zero at December 31, 2008 and March 31, 2008, respectively.
Note 13— Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Finished products	$26,319	$23,545
Consigned inventory	2,024	2,569
Raw materials	6,259	6,540

Total	$34,602	$32,654

     Consigned inventory represents the Company’s inventory at customers where revenue recognition criteria have not been met.

Note 14 — License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
License fees	$45,389	$40,110
Less: accumulated amortization	26,348	19,595

Total	$19,041	$20,515

     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“participation/royalty cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier.
     License fees are amortized as recouped by the Company, which equals participation/royalty costs earned by the program suppliers. Participation/royalty costs are accrued/expensed in the same ratio that current period revenue for a title or group of titles bears to the estimated remaining unrecognized ultimate revenue for that title, as defined by American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
     During the three months ended December 31, 2008, the Company made the decision to no longer be involved in licensing operations related to DVD video of children’s properties at FUNimation. Based on this decision, the Company determined that the license advances related to these activities exceeded their fair value. Accordingly, the Company recorded an impairment charge of $7.0 million against these license advances, which is included in cost of sales on the Company’s Consolidated Statement of Operations for the three and nine months ended December 31, 2008.
     Amortization of license fees for the three and nine months ended December 31, 2008 was $8.2 million and $10.0 million, respectively and includes a $7.0 million impairment charge. Amortization of license fees for the three and nine months ended December 31, 2007 was $1.2 million and $4.0 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 15 — Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Production costs	$20,169	$14,755
Less: accumulated amortization	11,496	7,439

Total	$8,673	$7,316

     Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. Costs of produced films and television programs include all production costs, which are expected to be recovered from future revenues. Amortization of production costs is determined based on the ratio that current revenue earned from the films and television programs bear to the ultimate future revenue, as defined by SOP 00-2, Accounting by Producers or Distributors of Films.
     When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
     During the three months ended December 31, 2008, the Company made the decision to no longer be involved in licensing operations related to DVD video of children’s properties at FUNimation. Based on this decision, the Company determined that the production costs related to these activities exceeded their fair value. Accordingly, a $1.3 million impairment charge was recorded against these production costs, which is included in cost of sales on the Company’s Consolidated Statement of Operations for the three and nine months ended December 31, 2008.

     Amortization of production costs for the three and nine months ended December 31, 2008 was $2.4 million, and $4.0 million, respectively and includes a $1.3 million impairment charge. Amortization of production costs for the three and nine months ended December 31, 2007 was $951,000 and $2.2 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 16 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Furniture and fixtures	$1,329	$1,332
Computer and office equipment	18,706	14,944
Warehouse equipment	10,188	9,564
Production equipment	1,221	917
Leasehold improvements	2,081	2,060
Construction in progress	3	2,848

Total	33,528	31,665
Less: accumulated depreciation and amortization	16,534	14,484

Net property and equipment	$16,994	$17,181

Note 17 — Assets Held for Sale
     At March 31, 2008, the Company was marketing real estate and related assets located in Decatur, Texas. These assets were no longer required due to the move of FUNimation’s inventory to the Company’s Minnesota distribution center. The assets remaining at March 31, 2008 were no longer being depreciated and were carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets. In September 2008, the Company completed the sale of the real estate and related assets to an unrelated party for proceeds of $1,353,000. The Company recognized a loss of $48,000 on this transaction, net of costs paid by the purchaser at closing.
Note 18 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Compensation and benefits	$4,155	$3,818
Royalties	6,360	7,830
Rebates	2,121	1,955
Deferred revenue	366	121
Interest	291	495
Other	4,043	1,899

Total	$17,336	$16,118

Note 19 — Bank Financing and Debt
     At March 31, 2008, the Company entered into a credit agreement with General Electric Capital Corporation (“GE”), which renewed a prior agreement and provided for a senior secured three-year $95.0 million revolving credit facility (the “GE Facility”). The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of the Company’s subsidiary companies. At March 31, 2008 the Company had $31.3 million outstanding under this facility.
     At March 31, 2008, the Company was also a party to a credit agreement with Monroe Capital Advisors, LLC (“Monroe”), which provided for a four-year $15.0 million Term Loan facility which was to expire on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008 the Company had $9.7 million outstanding on the Term Loan facility. This facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.

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
     On February 5, 2009, the Company entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE. The Fifth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of December 31, 2008, the Fifth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in the Company’s financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate payable in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter.
     At December 31, 2008, the Company had $48.7 million outstanding related to the amended revolving credit facility and, based on the facility’s borrowing base and other requirements, excess availability (based on the borrowing base calculation at such date) of approximately $8.1 million. In association with the revolving credit facility, the Company also pays certain facility and agent fees. Weighted average interest on the revolving facility was at 4.4% at December 31, 2008 and at 4.7% at March 31, 2008 and is payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.
     Under the revolving facility the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on its capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At December 31, 2008, the Company was not in compliance with covenants under the revolving facility due to cash and non-cash charges of $34.6 million related to severance and the restructurings of BCI and FUNimation. Effective with the Fifth Amendment, the Company obtained a covenant waiver related to the revolving facility as of December 31, 2008.
Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at both December 31, 2008 and March 31, 2008. In the Company’s past experience, no claims have been made against these financial instruments.
Note 20 — Private Placement Warrants
     As of December 31, 2008 and March 31, 2008, the Company had 1,596,001 warrants outstanding. All of these warrants were issued in connection with a private placement completed March 21, 2006, and include warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years, are exercisable at $4.50 per share, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.

Note 21 — Income Taxes
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
     The adoption of FIN 48 resulted in no impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized, were $734,000. During the nine months ended December 31, 2008 an additional $198,000 of UTB’s were accrued, which was net of $52,000 of deferred federal and state income tax benefits. As of December 31, 2008, interest accrued was $115,000 and total UTB’s, net of deferred federal and state income tax benefits were $932,000.
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
     For the three months ended December 31, 2008 and 2007, the Company recorded income tax expense from continuing operations of $13.6 million and $2.9 million, respectively. The effective tax rate for the three months ended December 31, 2008 was negative 39.8%, compared to 42.4% for the three months ended December 31, 2007. For the nine months ended December 31, 2008 and 2007, the Company recorded income tax benefit from continuing operations of $12.7 million and income tax expense of $4.5 million, respectively. The effective tax rate for the nine months ended December 31, 2008 was 12.2%, compared to 42.1% for the nine months ended December 31, 2007.
     For the three months ended December 31, 2008 and 2007, the Company recorded income tax expense from discontinued operations of zero and an income tax benefit from discontinued operations of $191,000, respectively. The effective tax rate for the three months ended December 31, 2008 was 0.0%, compared to 51.9% for the three months ended December 31, 2007. For the nine months ended December 31, 2008 and 2007, the Company recorded income tax expense from discontinued operations of zero and $210,000, respectively. The effective tax rate for the nine months ended December 31, 2008 was 0.0%, compared to 6.9% for the nine months ended December 31, 2007. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward in the first quarter of fiscal year 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance was reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate, which includes the effects of discontinued operations, was negative 39.8% for the three months ended December 31, 2008 compared to 41.8% for the same period last year. The Company’s overall effective tax rate was 12.2% for the nine months ended December 31, 2008 compared to 34.2% for the same period last year. The change in the effective tax rate for the three and nine months ended December 31, 2008 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets of $26.1 million during the third quarter of fiscal 2009.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, the Company would not be able to realize all or part of its deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance.
     As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of December 31, 2008, the Company had a net deferred tax asset position before valuation allowance of $40.6 million which is composed of temporary differences, primarily related to the book write-off of certain intangibles, and net operating loss carryforwards. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance for a portion of the net deferred tax assets has been recorded.
     The Company recorded a deferred tax asset valuation allowance in the third quarter of fiscal 2009 of $26.1 million, which is included in income tax expense for both the three month and nine months ended December 31, 2008. The Company carried no valuation allowance against these deferred tax assets at March 31, 2008.
Note 22 — License and Distribution Agreement
     The Company has a license and distribution agreement (“Agreement”) with a vendor that includes provisions creating minimum royalty fee obligations. The Company will incur royalty expense for the license fee payable, which is based on product sales for the year. License fee royalties were $73,000 and $2.2 million for the three and nine months ended December 31, 2008, respectively, and $1.5 million and $3.8 million for the three and nine months ended December 31, 2007, respectively, and are reflected in cost of sales in the Consolidated Statements of Operations. As of December 31, 2008 and March 31, 2008, $6.2 million and $2.4 million, respectively, unrecouped license fees paid are reflected in prepaid assets in the Consolidated Balance Sheets. These minimum royalty fees are non-refundable, but are offset by royalty expense incurred in order to recoup the payments.
     The Company monitors these prepaid assets for potential impairment based on sales activity of products provided to it under this Agreement.
Note 23 — Commitments and Contingencies
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
Note 24 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $76,000 and $234,000 for this obligation during the three and nine months ended December 31, 2008, respectively and $119,000 and $363,000 during the three and nine months ended December 31, 2007, respectively. At December 31, 2008 and March 31, 2008, outstanding balances due under this arrangement were $1.0 million and $1.6 million, respectively, which amounts have been fully accrued.
     The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1,

2008, the Company pays annually $1.3 million, plus interest at 8%, for three years. At December 31, 2008 and March 31, 2008, outstanding balances due under this arrangement were $2.7 million and $4.0 million, respectively, which amounts have been fully accrued.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company paid zero and $22,000 during the three and nine months ended December 31, 2008, respectively and $33,000 and $100,000 during the three and nine months ended December 31, 2007, respectively. The Company has no further obligation under this agreement as of December 31, 2008.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. This amount was accrued and expensed during the three months ended December 31, 2008.
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

Note 25 — Business Segments
     The presentation of segment information reflects the manner in which management organizes segments for making operating decisions and assessing performance. On this basis, the Company has determined it has two reportable business segments: publishing and distribution.
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2008
Net sales	$24,567	$162,904	$(15,891)	$171,580
Loss from operations	(30,940)	(1,025)	—	(31,965)
Loss from continuing operations, before income tax	(31,942)	(2,196)	—	(34,138)
Depreciation and amortization expense	3,253	1,077	—	4,330
Capital expenditures	63	242	—	305
Total assets	$60,604	$152,295	$821	$213,720

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2007
Net sales	$31,354	$205,221	$(19,028)	$217,547
Income from operations	5,730	2,892	—	8,622
Income from continuing operations, before income tax	4,609	2,338	—	6,947
Depreciation and amortization expense	1,596	910	—	2,506
Capital expenditures	449	1,119	—	1,568
Total assets	$178,345	$280,869	$(120,050)	$339,164

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2008
Net sales	$80,779	$454,457	$(51,335)	$483,901
Loss from operations	(97,801)	(1,602)	—	(99,403)
Loss from continuing operations, before income tax	(100,915)	(3,401)	—	(104,316)
Depreciation and amortization expense	6,038	2,989	—	9,027
Capital expenditures	454	2,871	—	3,325
Total assets	$60,604	$152,295	$821	$213,720

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2007
Net sales	$88,020	$462,502	$(52,238)	$498,284
Income from operations	10,007	4,843	—	14,850
Income from continuing operations, before income tax	6,762	3,829	—	10,591
Depreciation and amortization expense	4,709	2,338	—	7,047
Capital expenditures	624	5,541	—	6,165
Total assets	$178,345	$280,869	$(120,050)	$339,164

*	See Notes 2 and 3 for discussion of impairment and other charges recorded during the period ended December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
     Recently, the business environment has become challenging due to extraordinarily adverse economic conditions. These conditions have slowed economic growth and have resulted in significant numbers of companies suffering financial difficulties, particularly in the retail industry. In addition, factors such as the volatile financial market, historic stock market losses, rising unemployment and the housing crisis have continued to pressure consumer spending in the U.S. Our operations are subject to seasonality, with the third quarter typically being the Company’s strongest. The 2008 holiday season, however, was disappointing to most retailers as consumers remained cautious about discretionary spending. As a consequence of all of these factors, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downtown in the economy, particularly during the third quarter.
     In December 2008, we reviewed our portfolio of businesses for poor performing activities to identify areas where continued business investments would not meet our requirements for financial returns. As such, we announced the following in December 2008:
•	BCI will no longer be involved in licensing operations related to budget DVD video and the remaining BCI content will be transferred to the distribution segment. For the three months ended December 31, 2008, we recorded impairment and other charges of $18.6 million in connection with these restructuring activities.

•	FUNimation will no longer be involved in licensing operations related to DVD video of children’s properties. For the three months ended December 31, 2008, in connection with the restructuring activities, we recorded $8.8 million of impairment charges due to inventory, production costs and license advances related to these children’s properties.
     We, like many public companies, experienced additional declines in our stock price as the market reacted to the overall worsening of the economy and the “credit crisis” among major lending institutions. This sustained decline indicated further impairment of goodwill and other intangibles in our publishing segment. During the quarter ended September 30, 2008, we recorded a non-cash goodwill charge in the amount of $73.4 million. During the quarter ended December 31, 2008, we recorded an additional $6.2 million of goodwill and intangible impairment charges.
     Additionally, we announced a company-wide reduction in force with a restructuring cost of $1.1 million. The total restructuring impairment and other charges recorded for the current quarter were $34.6 million.
     Despite these challenging times, we are committed to licensing, acquisition of content and driving sales and efficiencies. We intend to monitor the current business environment in order to adjust strategies appropriately.
Summary of Results of Operations for the Three and Nine Months
     Consolidated net sales for the third quarter of fiscal 2009 decreased 21.1% to $171.6 million compared to $217.5 million for the third quarter of fiscal 2008. The decrease in net sales, primarily in the software and home video categories, was due to decreased sales related to overall deteriorating economic conditions and the loss of sales from a large retailer that filed for bankruptcy.
     Our consolidated gross loss was $1.2 million or 0.7% of net sales in the third quarter fiscal 2009 compared with gross profit of $31.6 million or 14.5% of net sales for the same period in fiscal 2008. The decrease in gross profit of $32.8 million was a result of:
•	impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring;

•	impairment and other charges of $8.8 million related to license advances, production costs and inventory associated with the FUNimation restructuring; and

•	decreased sales volume.
     The decrease in gross profit margin percentage from 14.5% to negative 0.7%, a total decrease of 15.2%, was due to the impairment and other charges related to our restructuring (which constituted 14.7% of the decrease) and product sales mix.
     Total operating expenses for the third quarter of fiscal 2009 were $30.8 million or 18.0% of net sales, compared with $23.0 million or 10.6% of net sales in the same period for fiscal 2008. The increase in expenses of $7.8 million is primarily a result of non-cash goodwill and trademark impairment charges of $6.2 million, $2.0 million of impairment related to masters and severance costs of $1.1 million related to the reduction in force which was offset by a decrease in ERP expenses of $1.0 million.

     Net income (loss) from continuing operations for the third quarter fiscal 2009 was a loss of $47.7 million or $1.32 per diluted share compared to income of $4.0 million or $0.11 per diluted share from continuing operations for the same period last year.
     Consolidated net sales for the nine months ended December 31, 2008 decreased 2.9% to $483.9 million compared to $498.3 million for the first nine months of fiscal 2008. The decrease in net sales was due to loss of sales from a large retailer that filed for bankruptcy and subsequently decided to liquidate, as well as the overall retail decline and deteriorating economic conditions.
     Our consolidated gross profit was $45.2 million or 9.3% of net sales for the first nine months of fiscal 2009, compared with $77.7 million or 15.6% of net sales for the same period in fiscal 2008. The decrease in gross profit of $32.5 million was primarily a result of:
•	impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring;

•	impairment and other charges of $8.8 million related to license advances, production costs and inventory associated with the FUNimation restructuring; and

•	decreased sales volume.
     The decrease in gross profit margin percentage from 15.6% to 9.3%, a total decrease of 6.3%, was due to impairment and other charges related to our restructuring (which constituted 5.2% of the decrease) and product sales mix.
     Total operating expenses for the nine months ended December 31, 2008 were $144.6 million or 29.9% of net sales, compared with $62.8 million or 12.6% of net sales in the same period for fiscal 2008. This $81.8 million increase was primarily due to non-cash goodwill and trademark impairment charges of $79.6 million, $2.0 million of impairment related to masters and severance costs of $1.1 million related to the reduction in force which was offset by a decrease in ERP expenses of $1.4 million.
     Net income (loss) from continuing operations for the nine months ended December 31, 2008 was a loss of $91.6 million or $2.53 per diluted share compared to income of $6.1 million or $0.17 per diluted share from continuing operations for the same period last year.
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
     Net sales from discontinued operations for the three months ended December 31, 2008 and 2007 were zero and $10,000, respectively. Net loss from discontinued operations for the third quarter of fiscal 2009 was zero compared to net loss from discontinued operations of $106,000 or $0.00 per diluted share from discontinued operations for the same period last year.
     Net sales from discontinued operations for the nine months ended December 31, 2008 and 2007 were zero and $5.1 million, respectively. Net income from discontinued operations for the nine months ended December 31, 2008 was zero compared to net income from discontinued operations of $2.8 million or $0.08 per diluted share from discontinued operations for the same period last year.

Working Capital and Debt
     Our business requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. At March 31, 2008, we entered into a credit agreement (the “GE Facility”) with General Electric Capital Corporation (“GE”) which renewed a prior agreement and provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding under this facility.
     At March 31, 2008, we were also a party to a credit agreement with Monroe Capital Advisors, LLC (“Monroe”), which provided for a four-year $15.0 million Term Loan facility which was to expire on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of our assets. At March 31, 2008 we had $9.7 million outstanding on the Term Loan facility. This facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
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
     On October 30, 2008, we entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE. The Fourth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of September 30, 2008, the Fourth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, we entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE. The Fifth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of December 31, 2008, the Fifth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in our financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate payable in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter.
     At December 31, 2008 and March 31, 2008 we had $48.7 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $8.1 million and $12.0 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     Under the revolving facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability as well as limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At December 31, 2008, we were not in compliance with covenants under the revolving facility due to cash and non-cash charges of $34.6 million related to severance and the restructurings of BCI and FUNimation. Effective with the Fifth Amendment, we obtained a covenant waiver related to the revolving facility as of December 31, 2008.
     Weighted average interest on the revolving facility was at 4.4% at December 31, 2008 and at 4.7% at March 31, 2008 and is payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.

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
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, DVD video titles and other related merchandising and broadcasting rights. Our publishing segment packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business. Our publishing segment currently consists of Encore, FUNimation and BCI. Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. FUNimation is the leading provider of anime home video products in the United States. BCI is a provider of niche DVD video products. In December 2008, we announced that BCI will no longer be involved in licensing operations related to budget DVD video and the remaining BCI content will be transferred to the distribution segment.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; pending litigation or regulatory investigation may subject the Company to significant costs; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; some revenues are dependent on consumer preferences and demand; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; adjustments to the recorded goodwill impairment charge or additional impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth; future performance of our businesses could result in impairment to our other tangible and intangible assets; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in distribution and publishing, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; the acquisition strategy of the Company could disrupt other business segments and/or management; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; increased costs related to legislative actions, insurance costs and new accounting pronouncements could impact results of operations; the level of indebtedness could adversely affect the Company’ s financial condition; an increase in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreements limit our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
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
     As described in our financial statements, we review goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. As described above, during the quarter ended September 30, 2008, we determined that the fair value of two of our reporting units was less than their fair values, and accordingly, an impairment of goodwill was recorded. In determining the amount of impairment, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires the Company to perform an analysis in which the fair values of the assets and liabilities of the reporting units are determined as if the reporting units had been acquired in a current business combination. This analysis was finalized during the quarter ended December 31, 2008, and an additional impairment charge of $5.2 million was recorded during the third quarter.

Critical Accounting Estimates
     Goodwill and intangible assets are recorded when the purchase price paid for an acquisition exceeds the fair value of the tangible assets acquired. We review goodwill and other intangible assets for potential impairment annually or when events or changes in circumstances indicate that the carrying value might exceed the current fair value. Various valuation techniques are utilized to determine the fair value. One method we utilize is the income valuation method, which incorporates our projected cash flows. Significant judgments inherent in this analysis include assumptions regarding revenue growth rates, gross margin rates and discount rates. The estimates and assumptions used in determining fair value under the income method are inherently subject to uncertainty.
     Also, the accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole.  Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock.  In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  Therefore, once the value is derived under the income method we also add a control premium to the calculations.  This control premium is judgmental and is based on observed acquisitions in our industry.  The resultant fair values calculated for the reporting units are then compared to observable metrics on large mergers and acquisitions in our industry to determine whether those valuations, in our judgment, appear reasonable.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Nine months ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
(In thousands)	2008	2007	2008	2007
Net sales:
Publishing	$24,567	$31,354	$80,779	$88,020
Distribution	162,904	205,221	454,457	462,502

Net sales before inter-company eliminations	187,471	236,575	535,236	550,522
Inter-company sales	(15,891)	(19,028)	(51,335)	(52,238)

Net sales as reported	$171,580	$217,547	$483,901	$498,284

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our “Consolidated Statements of Operations.”

	Three Months Ended		Nine months ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net sales:
Publishing	14.3%	14.4%	16.7%	17.7%
Distribution	95.0	94.3	93.9	92.8
Inter-company sales	(9.3)	(8.7)	(10.6)	(10.5)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	100.7	85.5	90.7	84.4

Gross profit (loss)	(0.7)	14.5	9.3	15.6

Operating expenses
Selling and marketing	4.4	3.4	4.2	4.3
Distribution and warehousing	2.1	1.6	2.0	1.9
General and administrative	5.4	4.4	5.3	5.0
Bad debt expense	—	—	—	—
Depreciation and amortization	2.5	1.2	1.9	1.4
Goodwill and intangible impairment	3.6	—	16.5	—

Total operating expenses	18.0	10.6	29.9	12.6

Income (loss) from operations	(18.7)	3.9	(20.6)	3.0
Interest expense	(0.8)	(0.8)	(0.8)	(1.0)
Other income (expense), net	(0.4)	0.1	(0.2)	0.1

Income (loss) from continuing operations — before taxes	(19.9)	3.2	(21.6)	2.1
Income tax benefit (expense)	(7.9)	(1.4)	2.6	(0.9)

Net income (loss) from continuing operations	(27.8)	1.8	(19.0)	1.2
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	—	1.0
Loss from discontinued operations	—	—	—	(0.4)

Net income (loss)	(27.8)%	1.8%	(19.0)%	1.8%

Publishing Segment
     The publishing segment includes Encore, FUNimation and BCI. In December 2008, the Company announced that BCI will no longer be involved in licensing operations related to budget DVD video and the remaining BCI content will be transferred to the distribution segment.
Fiscal 2009 Third Quarter Results Compared With Fiscal 2008 Third Quarter
Net Sales
     Net sales for the publishing segment were $24.6 million (before inter-company eliminations) for the third quarter of fiscal 2009 compared to $31.4 million (before inter-company eliminations) for the third quarter of fiscal 2008. The $6.8 million, or 21.6%, decrease in net sales over the prior year quarter was primarily due to an overall retail decline and deteriorating economic conditions and a $1.1 million increase to returns reserves related to the BCI restructuring. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit (Loss)
     Gross loss for the publishing segment was $15.4 million or 62.5% of net sales for the third quarter of fiscal 2009 compared to gross profit of $12.4 million or 39.6% of net sales for the third quarter of fiscal 2008. The $27.8 million decrease in gross profit was primarily a result of the impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring; impairment and other charges of $8.8 million related to license advances, production costs and inventory associated with the FUNimation restructuring; BCI poor performance of $2.1 million and decreased sales volume. The decrease in gross profit margin percentage from 39.6% to negative 62.5%, a total decrease of 102.1%, was due to impairment and other charges (102.4% of the decrease) and BCI poor performance (8.5% of the decrease) which was offset by improved margins from product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses increased for the publishing segment to $15.6 million or 63.5% of net sales for the third quarter of fiscal 2009, from $6.7 million or 21.4% of net sales for the third quarter of fiscal 2008.
     Selling and marketing expenses for the publishing segment were $3.1 million or 12.4% of net sales for the third quarter of fiscal 2009 compared to $2.6 million or 8.2% of net sales for the third quarter of fiscal 2008. The increase was primarily due to an increase of $260,000 in discretionary advertising spending related to anime content and $160,000 in severance expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $3.1 million or 12.5% of net sales for the third quarter of fiscal 2009 compared to $2.5 million or 8.1% of net sales for the third quarter of fiscal 2008. The increase was primarily due to restructuring severance costs of $330,000 and $270,000 of personnel and IT costs related to new business initiatives.
     Depreciation and amortization for the publishing segment was $3.3 million for the third quarter of fiscal 2009 compared to $1.6 million for the third quarter of fiscal 2008. The increase was primarily due to impairment of intangibles related to the operations of BCI of $2.0 million offset by a reduction in amortization expense related to acquisition related intangibles.
     Goodwill and intangible impairment for the publishing segment was $6.2 million for the third quarter of fiscal 2009 compared to zero for the third quarter of fiscal 2008.
Operating Income (Loss)
     The publishing segment had net operating loss from continuing operations of $30.9 million for the third quarter of fiscal 2009 compared to net operating income of $5.7 million for the third quarter of fiscal 2008.

Fiscal 2009 Nine Months Results Compared With Fiscal 2008 Nine Months
Net Sales
     Net sales for the publishing segment were $80.8 million (before inter-company eliminations) for the first nine months of fiscal 2009 compared to $88.0 million (before inter-company eliminations) for the same period of fiscal 2008. The $7.2 million, or 8.2%, decrease in net sales over the prior year nine month period was primarily due to the overall decline and deteriorating economic conditions and a $1.1 million increase to returns reserves related to the BCI restructuring. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the publishing segment was $5.5 million or 6.9% of net sales for the first nine months of fiscal 2009 compared to $32.5 million or 36.9% of net sales for the first nine months of fiscal 2008. The decrease of 27.0 million in gross profit was primarily a result of the impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring; impairment of $8.8 million of license advances, production costs and inventory related to the FUNimation restructuring; BCI poor performance of $800,000 and decreased sales volume. The decrease in gross profit margin percentage from 36.9% to 6.9%, a total decrease of 30.0%, was due to impairment and other charges (31.2% of the decrease) and BCI poor performance (1.0% of the decrease) which was offset by improved margins from product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses increased $80.8 million for the publishing segment to $103.3 million or 127.9% of net sales, for the first nine months of fiscal 2009, from $22.5 million or 25.5% of net sales, for the first nine months of fiscal 2008.
     Selling and marketing expenses for the publishing segment were $9.1 million or 11.3% of net sales for the first nine months of fiscal 2009 compared to $9.9 million or 11.2% of net sales for the first nine months of fiscal 2008. The decrease was principally due to a $250,000 reduction of discretionary marketing and advertising program expense, a $212,000 reduction in travel and entertainment expenses and $469,000 of personnel cost savings primarily from BCI’s headcount reduction offset by $160,000 in severance expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $8.6 million or 10.6% of net sales for the first nine months of fiscal 2009 compared to $7.9 million or 8.9% of net sales for the first nine months of fiscal 2008. The increase was primarily due to restructuring severance costs of $330,000 and $583,000 of increased legal and professional costs related to new business initiatives.
     Depreciation and amortization for the publishing segment was $6.0 million for the first nine months of fiscal 2009 compared to $4.7 million for the first nine months of fiscal 2008. The increase was primarily due to impairment of intangibles related to the operations of BCI of $2.0 million offset by a reduction in amortization expense related to acquisition related intangibles.
     Goodwill and intangible impairment for the publishing segment was $79.6 million for the first nine months of fiscal 2009 compared to zero for the first nine months of fiscal 2008.
Operating Income (Loss)
     The publishing segment had net operating loss from continuing operations of $97.8 million for the first nine months of fiscal 2009 compared to net operating income of $10.0 million for the first nine months of fiscal 2008.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games, accessories, and independent music (through May 2007).

Fiscal 2009 Third Quarter Results Compared With Fiscal 2008 Third Quarter
Net Sales
     Net sales for the distribution segment decreased 20.6% to $162.9 million (before inter-company eliminations) for the third quarter of fiscal 2009 compared to $205.2 million (before inter-company eliminations) for the third quarter of fiscal 2008. Net sales decreased in the software product group to $122.8 million for the third quarter of fiscal 2009 from $157.5 million for the same period last year due to the loss of approximately $9.0 million in sales from a large retailer that filed for bankruptcy and subsequently decided to liquidate, and an overall retail decline and deteriorating economic conditions. DVD video net sales decreased to $16.0 million for the third quarter of fiscal 2009 compared to $22.9 million for the third quarter of fiscal 2008 due to overall retail decline and deteriorating economic conditions. Video games net sales decreased to $24.1 million for the third quarter of fiscal 2009 from $24.9 million for the same period last year. The Company believes future sales results will be dependent on the Company’s ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $14.2 million or 8.7% of net sales for the third quarter fiscal 2009 compared to $19.2 million or 9.4% of net sales for third quarter fiscal 2008. The decrease in gross profit of approximately $5.0 million was primarily due to the sales volume decrease. The decrease in gross profit margin percentage was due to increased sales in lower margin productivity and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $15.2 million or 9.3% of net sales for the third quarter of fiscal 2009 compared to $16.3 million or 7.9% of net sales for the third quarter of fiscal 2008. Overall selling and marketing, distribution and warehouse and general and administrative expenses decreased, which were partially offset by the increases in depreciation and amortization expenses.
     Selling and marketing expenses for the distribution segment decreased to $4.5 million or 2.8% of net sales for the third quarter of fiscal 2009 compared to $4.8 million or 2.3% of net sales for the third quarter of fiscal 2008, despite year over year increases in freight rates.
     Distribution and warehousing expenses for the distribution segment were $3.5 million or 2.2% of net sales for the third quarter of fiscal 2009 compared to $3.6 million or 1.8% of net sales for the third quarter of fiscal 2008. The increase as a percent of sales primarily relates to the increased cost of variable personnel expenses and reduced overall sales.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $6.1 million or 3.8% of net sales for the third quarter of fiscal 2009 compared to $7.1 million or 3.4% of net sales for the third quarter of fiscal 2008. The decrease in the third quarter of fiscal 2009 was primarily a result of $1.0 million in reduced enterprise resource planning (“ERP”) expenses from those incurred during the prior year.
     Depreciation and amortization for the distribution segment was $1.1 million for the third quarter of fiscal 2009 compared to $910,000 for the third quarter of fiscal 2008. This increase was primarily due to the depreciation of the ERP system.
Operating Income (Loss)
     Net operating loss from continuing operations for the distribution segment was $1.0 million for the third quarter of fiscal 2009 compared to net operating income of $2.9 million for the third quarter of fiscal 2008.

Fiscal 2009 Nine Months Results Compared With Fiscal 2008 Nine Months
Net Sales
     Net sales for the distribution segment decreased 1.7% to $454.5 million (before inter-company eliminations) for the first nine months of fiscal 2009 compared to $462.5 million (before inter-company eliminations) for the first nine months of fiscal 2008. Net sales decreased in the software product group to $348.3 million for the first nine months of fiscal 2009 from $374.1 million for the same period last year due primarily due to the approximately $17.0 million loss of sales from a large retailer that filed a bankruptcy petition and the overall retail decline and deteriorating economic conditions. DVD video net sales decreased to $44.6 million for the first nine months of fiscal 2009 from $49.3 million for the first nine months of fiscal 2008 due to overall retail decline and deteriorating economic conditions. Video games net sales increased to $61.6 million for the first nine months of fiscal 2009 from $39.0 million for the same period last year, due to increased sales from new product releases. We believe future sales results will be dependent on our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $39.7 million or 8.7% of net sales for the first nine months of fiscal 2009 compared to $45.2 million or 9.8% of net sales for the first nine months of fiscal 2008. The decrease in gross profit of $5.5 million was primarily due to the sales volume decrease. The decrease in gross profit margin percentage was due to sales of lower margin productivity and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $41.3 million or 9.1% of net sales for the first nine months of fiscal 2009 compared to $40.4 million or 8.7% of net sales for the same period of fiscal 2008. Overall expenses for distribution and warehouse decreased, which partially offset the increases in selling and marketing expenses, bad debt and depreciation and amortization expense.
     Selling and marketing expenses for the distribution segment increased to $11.4 million or 2.5% of net sales for the first nine months of fiscal 2009 compared to $11.1 million or 2.4% of net sales for the same period of fiscal 2008 primarily due to the increased cost of freight.
     Distribution and warehousing expenses for the distribution segment were $9.5 million or 2.1% of net sales for the first nine months of fiscal 2009 compared to $9.6 million or 2.1% of net sales for the same period of fiscal 2008.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment remained flat at $17.3 million or 3.8% of net sales for the first nine months of fiscal 2009 compared to $17.3 million or 3.7% of net sales for the first nine months of fiscal 2008. Current year restructuring severance expense of $504,000 offset the reduction in legal and professional fees from the prior year.
     Bad debt expense for the distribution segment was $200,000 for the first nine months of fiscal 2009 compared to $60,000 in the same period last year due to an increase in reserves.
     Depreciation and amortization for the distribution segment was $3.0 million for the first nine months of fiscal 2009 compared to $2.3 million for the first nine months of fiscal 2008. This increase was primarily due to the depreciation of the ERP system.
Operating Income (Loss)
     Net operating loss from continuing operations for the distribution segment was $1.6 million for the first nine months of fiscal 2009 compared to net operating income of $4.8 million for the same period of fiscal 2008.

Consolidated Other Income and Expense
     Interest expense was $1.4 million for the third quarter of fiscal 2009 compared to $1.8 million for the third quarter of fiscal 2008. Interest expense was $3.9 million for first nine months of fiscal 2009 compared to $4.9 million for same period of fiscal 2008. The decrease in interest expense for the third quarter and the first nine months of fiscal 2009 was a result of a reduction in debt and effective interest rates offset by the write-off of debt acquisition fees and prepayment penalty fees.
     Interest income, which primarily relates to interest on available cash balances, was $20,000 for the third quarter of fiscal 2009 compared to $43,000 for the same period last year. Interest income was $49,000 for the first nine months of fiscal 2009 compared to $167,000 for the same period last year.
     Other income (expense), net, for the third quarter fiscal 2009 was net expense of $766,000 and related primarily to foreign exchange loss of $756,000 associated with the fluctuation of the Canadian dollar and loss on disposal of assets of $10,000. Other income (expense), net, for the third quarter of fiscal 2008 was net income of $60,000 and consisted primarily of foreign currency gains associated with the fluctuation of the Canadian dollar. Other income (expense), net, for the first nine months fiscal 2009 was net expense of $1.1 million and related primarily to foreign exchange loss of $1.0 million associated with the fluctuation of the Canadian dollar and loss on assets and assets held for sale of $58,000. Other income (expense), net, for the first nine months of fiscal 2008 was net income of $431,000 and consisted primarily of foreign currency gains associated with the fluctuation of the Canadian dollar.
Consolidated Income Tax Benefit (Expense) from Continuing Operations
     For the three months ended December 31, 2008 and 2007, we recorded income tax expense from continuing operations of $13.6 million and $2.9 million, respectively. The effective tax rate for the three months ended December 31, 2008 was negative 39.8%, compared to 42.4% for the three months ended December 31, 2007. For the nine months ended December 31, 2008 and 2007, we recorded income tax benefit from continuing operations of $12.7 million and income tax expense of $4.5 million, respectively. The effective tax rate for the nine months ended December 31, 2008 was 12.2%, compared to 42.1% for the nine months ended December 31, 2007.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of its deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. The change in the effective tax rate for the three and nine months ended December 31, 2008 is principally attributable to the fact that we recorded a valuation allowance against its deferred tax assets of $26.1 million during the third quarter of fiscal 2009.
     We adopted the provisions of FIN 48 on April 1, 2007, which had no impact to our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which was net of federal and state tax benefits. Total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized, were $734,000. During the nine months ended December 31, 2008 an additional $198,000 of UTB’s were accrued, which was net of $52,000 of deferred federal and state income tax benefits. As of December 31, 2008, interest accrued was $115,000 and total UTB’s, net of deferred federal and state income tax benefits were $932,000.
Consolidated Net Income (Loss) from Continuing Operations
     For the third quarter of fiscal 2009, we recorded a net loss of $47.7 million, compared to net income of $4.0 million for the same period last year. For the first nine months of fiscal 2009, we recorded net loss of $91.6 million, compared to net income of $6.1 million for the same period last year.
Discontinued Operations
     For the third quarter of fiscal 2008, we recorded a net loss from discontinued operations of $176,000, net of tax and a gain on sale of discontinued operations of $70,000, net of tax. For the first nine months of fiscal 2008, we recorded net loss from discontinued operations of $1.9 million, net of tax and a gain on sale of discontinued operations of $4.7 million, net of tax.

Consolidated Net Income (Loss)
     For the third quarter of fiscal 2009, we recorded a net loss of $47.7 million, compared to net income of $3.9 million for the same period last year. For the first nine months of fiscal 2009, we recorded net loss of $91.6 million, compared to net income of $9.0 million for the same period last year.
Market Risk
     As of December 31, 2008 we had $48.7 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause the Company’s annual interest expense to change by $487,000.
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
     During the three and nine months ended December 31, 2008 the Company had foreign exchange loss of $756,000 and $1.0 million, respectively compared to foreign exchange income of $60,000 and $374,000 during the three and nine months ended December 31, 2007, respectively. Gain or loss on these activities is primarily a function of the change in the foreign exchange rate of the Canadian dollar between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging, which the Company has not done to date.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a distributor of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. The 2008 holiday season, however, was disappointing to most retailers as consumers remained cautious about discretionary spending. As a result, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downtown in the economy, particularly during the third quarter of fiscal 2009. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Operating Activities
     Cash used in operating activities for the nine months of fiscal 2009 was $8.8 million and $3.0 million for the same period last year. The net cash used in operating activities for the nine months of fiscal 2009 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $23.1 million, write-off of debt acquisition costs of $950,000, goodwill and intangible impairment of $79.6 million, share-based compensation of $787,000, deferred income taxes of $8.5 million and a change in deferred revenue of $245,000, offset by our working capital demands. The following are changes in the operating assets and liabilities for the nine months ended December 31, 2008: accounts receivable increased by $12.3 million, reflecting the seasonality of sales and timing of cash receipts; inventories increased by $1.9 million, primarily reflecting anticipation of operating needs; prepaid expenses decreased by $1.0 million, primarily reflecting the impairment of advances in the publishing segment; gross production costs and license fees increased $5.4 million and $8.5 million, respectively, due to content acquisitions; income taxes receivable increased $4.2 million primarily due to timing of required tax payments and tax refunds; other assets decreased $689,000 due to amortization and recoupments; accounts payable increased $16.9 million, primarily as a result of timing of disbursements and increased inventories; and accrued expenses increased $308,000.

     The net cash used in operating activities for the nine months of fiscal 2008 of $3.0 million was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $13.3 million, share-based compensation of $826,000, and a change in deferred income taxes of $2.2 million, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $1.4 million for the nine months of fiscal 2009 and $11.3 million for the same period last year. Acquisition of property and equipment and acquisition of intangible assets totaled $3.3 million and $666,000, respectively, for the nine months of fiscal 2009. The acquisition of software development totaled $400,000 during the first nine months of fiscal 2009. The sale of marketable securities held in a Rabbi trust was $1.7 million and proceeds from the sale of assets held for sale were $1.4 million for the nine months of fiscal 2009. Purchases of property and equipment and acquisition of intangible assets for the nine months of fiscal 2008 were $6.2 million and $1.1 million, respectively. Purchases of marketable equity securities totaled $4.0 million for the nine months of fiscal 2008, related to the funding of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO.
Financing Activities
     Cash flows provided by financing activities totaled $5.9 million for the nine months of fiscal 2009 and cash flows provided by financing activities totaled $4.6 million for the nine months of fiscal 2008. The Company had proceeds from notes payable-line of credit of $167.4 million, repayments of notes payable-line of credit of $150.0 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $1.7 million and debt acquisition costs of $200,000 for the nine months of fiscal 2009. The Company had proceeds from notes payable-line of credit of $136.8 million, repayments of notes payable-line of credit of $126.8 million, repayments of notes payable of $5.2 million and debt acquisition costs of $240,000 for the nine months of fiscal 2008. The Company recorded proceeds from the exercise of common stock options and warrants of $12,000 and $171,000 for the nine months of fiscal 2009 and 2008, respectively.
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $6.5 million and proceeds from the sale of discontinued operations were $6.5 million for the nine months of fiscal 2008.
Capital Resources
     In October 2001, we entered into a credit agreement (the “GE Facility”) with General Electric Capital Corporation (“GE”). The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition, was amended and restated on June 1, 2005 and again on March 22, 2007. The credit agreement provides for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2008 we had $31.3 million outstanding and $11.9 million available on the revolving facility.
     We entered into a four-year $15.0 million term loan facility with Monroe Capital Advisors, LLC (“Monroe”) as administrative agent, agent and lender on March 22, 2007. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008, we had $9.7 million outstanding on the Term Loan facility. This facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
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

     On October 30, 2008, we entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE. The Fourth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of September 30, 2008, the Fourth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, we entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE. The Fifth Amendment revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: effective as of December 31, 2008, the Fifth Amendment (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in our financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate payable in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter.
     In association with the credit agreement, we also pay certain facility and agent fees. Weighted average interest on the revolving facility was at 4.4% at December 31, 2008 and at 4.7% at March 31, 2008 and is payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.
     Under the revolving facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability as well as limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At December 31, 2008, we were not in compliance with covenants under the revolving facility due to cash and non-cash charges of $34.6 million related to severance and the restructurings of BCI and FUNimation. Effective with the Fifth Amendment, we obtained a covenant waiver related to the revolving facility as of December 31, 2008.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) amounts payable to our former Chief Executive Officer for post-retirement benefits. During the first nine months of fiscal 2009, we invested approximately $19.0 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $3.4 million in connection with the licensing and implementation of our ERP system during the nine months of fiscal 2009. We do not anticipate any future cash outlays in connection with the ERP system implementation for the remainder of fiscal 2009.
     At December 31, 2008 and March 31, 2008 we had $48.7 million and $31.3 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, approximately $8.1 million and $12.0 million, respectively, was available. At March 31, 2008 we had $9.7 million outstanding related to our Term Loan facility, which was paid in full during June 2008 in connection with the Third Amendment.
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

Contractual Obligations
     The following table presents information regarding contractual obligations as of December 31, 2008 by fiscal year (in thousands).

		Less			More
		than 1	2 – 3	4 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$24,922	$677	$5,354	$5,102	$13,789
Capital leases	256	25	161	70	—
License and distribution agreements	11,566	2,588	8,508	470	—
Deferred compensation	3,677	1,528	2,149	—	—

Total	$40,421	$4,818	$16,172	$5,642	$13,789

     We have excluded our FIN 48 liabilities from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Information with respect to disclosures about market risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in this Form 10-Q.
Item 4. Controls and Procedures.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     See Litigation and Proceedings discussion in Note 23 to the Company’s consolidated financial statements included herein.

Item 1A. Risk Factors.
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
Further impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth.
     We recorded significant impairment charges to goodwill and other assets during the quarter ended September 30, 2008 and during the quarter ended December 31, 2008. We evaluate goodwill and other assets on our balance sheet whenever events or a change in circumstance indicates that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and other asset impairment charges which could negatively affect our operating results and potentially result in future operating losses.
A continued deterioration in the businesses of significant customers, due to weak economic conditions, could harm our business.
     During weak economic times there is an increased risk that certain of our customers will reduce orders, delay payment for product purchased or fail. Each of these events could negatively affect our results of operations. In addition, if a customer files for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. Although we believe that we have sufficient reserves to cover anticipated customer difficulties, bankruptcies or defaults, we can provide no assurance that such reserves will be adequate. If they are not adequate, our business, operating results and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None
Item 5. Other Information.
     On February 5, 2009, Navarre Corporation, together with its subsidiary companies, entered into a Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement with General Electric Capital Corporation (the “Amendment”). Among other things, the Amendment: (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in the Company’s financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate payable in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter.
     The discussion herein regarding the Amendment is qualified in its entirety by reference to the Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement by and among the Company and General Electric Capital Corporation, attached hereto as Exhibit 10.1.

Item 6. Exhibits.
     (a) The following exhibits are included herein:
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

10.1	Limited Waiver and Fifth Amendment to Fourth Amended and Restated Credit Agreement by and among the Company and General Electric Capital Corporation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)
Date: February 9, 2009	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2009	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)