Form 10-K
period 2009-03-31
NAVARRE CORP /MN/
filed 2009-06-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2008 was approximately $48,016,165 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $1.44 on such date).
The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 36,260,116 as of June 8, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

NAVARRE CORPORATION
FORM 10-K

PART I
Item 1 — Business
Overview
     Navarre Corporation is a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Target, Staples and Costco Wholesale Corporation, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility, permit us to offer these products to our retail customers and to provide access to a retail channel for the publishers of such products.
     Historically, our business has focused on providing distribution services for third party vendors. Over the past several years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through the acquisition of publishers in select markets. By expanding our product offerings through such acquisitions, we believe we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.
Information About Our Segments
     Our business is divided into two segments — Publishing and Distribution.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), FUNimation Productions, Ltd. (“FUNimation”) and BCI Eclipse Company, LLC (“BCI”). Encore, which we acquired in July 2002, licenses and publishes entertainment, personal productivity, genealogy, system utility, education and value products, including titles such as Print Shop, Print Master, Mavis Beacon Teaches Typing, Family Tree Maker, Diner Dash, Monopoly, Scrabble, Wheel of Fortune, Panda Securities and Hoyle PC Gaming products. FUNimation, acquired on May 11, 2005, is the leading anime content provider in the United States. FUNimation licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samurai 7, Afro Samurai, Black Blood Brothers, Claymore, D. Gray-man, Darker Than Black, One Piece, Shin Chan, and Robotech The Shadow Chronicles. Our digital strategy consists primarily of the sale of home video titles through online digital retailers such as iTunes. The Company also continues to explore additional digital distribution opportunities for our other product categories. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories, independent music labels (through May 2007), and our publishing business. These vendors provide us with products which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange (“EDI”) services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Adobe Systems Incorporated, Trend Micro, Incorporated, Webroot Software, Inc., Warner Bros. Home Entertainment Inc., LucasArts Entertainment Company, Square Enix USA, Inc., McAfee, Inc., Corel Corporation and our publishing business.
     On May 31, 2007, the Company sold its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an unrelated third party. NEM operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain during fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations. For the fiscal years ended March 31, 2008 and 2007, net sales for NEM were $5.2 million and $53.6 million, respectively. This transaction divested the Company of all its independent music distribution activities.
Business Strategy
     We seek to grow our publishing and distribution businesses through a combination of organic growth and targeted acquisitions, intended to leverage the complementary strengths of our businesses. We intend to execute this strategy as follows:
•	Acquisitions of Attractive Content. We seek to continue to expand our publishing business through the development or licensing of well-established titles or other attractive content. We believe these acquisitions and/or licenses will help position us to increase our net sales in our publishing business, which historically has had higher margins than our distribution business, and will allow us to distribute additional home entertainment and multimedia content through our distribution business. In addition, we believe that by allowing the management of these publishing companies to focus on content licensing and marketing rather than on distribution operations, they will be able to devote more time and greater resources to their core competency, publishing. We believe that leveraging the core assets and strengths of our distribution business will provide broader retail penetration, distribution expertise and other services for our content and increase sales of our publishing products.

•	Distribute a Broader Range and Larger Volume of Products. We seek to distribute a broader range and larger volume of home entertainment and multimedia products to our retail customers by providing a broad selection of products and capitalizing on our customer relationships. We seek to capture additional business from new and existing retail customers by providing them with a lower “all-in” cost of procuring merchandise and getting product to retailers’ shelves through efficient distribution. We expect that providing additional products to retailers will enable us to gain category management opportunities and enhance our reputation for product distribution expertise. We believe our strategic account associates located throughout the United States and Canada will help position us to improve the retail penetration of our published products to new and existing retail customers.

•	Integrating Our Technology and Systems with Retailers and Vendors. We seek to enhance the link in the supply chain between us and our vendors and retail customers through the integration of our respective information and technology systems, including inventory management tools, replenishment systems and point-of-sale information. We believe this integration will lead to better in-stock levels of product, improved on-time arrivals of product to the customer, enhanced inventory management and lower return rates for our customers, thereby strengthening customer relationships.

•	Providing Value-Added Services. Due to increasing retailer logistic needs and demands and the current economic environment, we believe many publishers will continue to decide whether to spend additional resources to update their distribution capabilities or to select a distributor, such as us, who intends to offer such services. We believe implementing and offering efficiencies and technological improvements should position us to capture additional business from existing and new publishers.
     Our overall goal is to create a structure that leverages the complementary strengths of our businesses: publishing, which provides brand management and marketing, licensing, and home video sales; and distribution, which provides enhanced distribution, logistics and customer relations.

Competitive Strengths
     We believe we possess the following competitive strengths:
•	Value-Added Services. We offer a wide range of distribution services and procurement solutions intended to capitalize on our broad understanding of the products we distribute, the procurement process and the supply chain, as well as our logistics expertise and systems capabilities. We believe our distribution infrastructure enables us to provide customized procurement programs for our retail customers at a lower overall cost than many of our competitors. In addition, we believe our information technology systems provide cost-effective interfacing with our customers’ information technology systems, supporting integration of the procurement process. We believe our focus on providing customer-specific and cost-effective solutions is a key benefit that we provide to our retail customers.

•	Broad Product Offering. We provide our retail customers with a broad selection of home entertainment and multimedia products that we believe allows us to better serve their home entertainment and multimedia product requirements. In addition, we regularly survey the markets we serve for new products with significant retail potential, that come from publishers we currently have relationships with as well as from those for which we have not distributed previously.

•	Established Content in our Publishing Business. We currently license a number of well-known home entertainment and multimedia titles. Encore publishes leading titles in the personal productivity, education, family entertainment and system utilities software categories, including Print Shop, Print Master, Family Tree Maker, Mavis Beacon Teaches Typing, Monopoly, Wheel of Fortune, Diner Dash, Panda Securities and Hoyle PC Gaming products. Through FUNimation we also license and distribute a portfolio of established anime titles in the United States, including Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samurai 7, Afro Samurai, One Piece, Shin Chan and Robotech The Shadow Chronicles. FUNimation also distributes live action films such as Shinobi, Genghis Khan, Love and Honor and Hana.

•	Established Relationships with Publishers and Retailers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Target, Staples and Costco Wholesale Corporation, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our strong relationships throughout the supply chain, broad product offering and our distribution facility permit us to offer our products to our retail customers and provide access to a retail channel for publishers of these products. We believe our relationships with leading publishers and our efficient distribution of their products should provide opportunities for us to secure distribution rights to leading products in the future. We believe these relationships give us a competitive advantage in the markets in which we operate and provide us with attractive channels to distribute current and future products offered by our publishing business.

•	Efficient Operations and Operating Leverage. We believe our competitive position is enhanced by the extensive use of automation and technology in our distribution facility and our enterprise resource planning (“ERP”) system which is anticipated to further enhance the efficiency of our operations. We also utilize centralized purchasing, accounting and information systems and economies of scale to maintain efficient operations. The location and size of our warehouse facility adjacent to our corporate headquarters provides us with the ability to efficiently service our vendors and retail customers, and the capacity to increase the number of products we distribute.

Distribution Markets
     PC Software
     According to The NPD Group, the PC software industry achieved $3.3 billion in sales on a trailing 12 month basis ended December 31, 2008. The category that experienced an increase during this time period was business products.
     We presently have relationships with PC software publishers such as Symantec Corporation, Kaspersky Lab, Inc., Adobe Systems, Inc., Trend Micro, Inc. and Webroot Software, Inc. These relationships are important to our distribution business and during the fiscal year ended March 31, 2009 each of these publishers accounted for more than $30.0 million in revenues. In the case of Symantec, net sales accounted for approximately $104.0 million, $95.0 million and $81.9 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
     While we have agreements in place with our major suppliers, they are generally short-term in nature, with terms of one to three years. They typically cover the right to distribute in the United States and Canada, do not restrict the publisher from distributing their products through other distributors or directly to retailers and they do not guarantee product availability to us for distribution. Our agreements with these publishers provide us the ability to purchase products at a reduced wholesale price and allow us to provide a variety of distribution and fulfillment services in connection with the products. We continue our attempts to increase market share in the PC software industry by expanding our publisher and customer relationships.
     Video Games Software and Accessories
     According to The NPD Group, sales in the video games software and accessories industry were $21.0 billion in 2008 compared to $17.9 billion in 2007. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 275.1 million users in 2013 compared to 133.3 million users in December 2008.
     We continued to expand our distribution of console-based video games in fiscal 2009. Our relationships with video game vendors such as Warner Home Video Games, Lucas Arts Entertainment, Square Enix, USA, Southpeak, Disney Interactive and Bethesda and are important to this category of our distribution business.
     Home Video
     According to industry sources, U.S. home video industry sales totaled $22.4 billion in 2008 compared to $23.7 billion in 2007.
     Our relationships with Warner Home Video, Buena Vista Home Video, Lionsgate and 20th Century Fox are important to our major studio home video distribution business.
     Independent Label Music
     Until the May 2007 divestiture of NEM, we were one of a limited number of large, independent distribution companies that represented independent labels exclusively on a regional or national basis. These companies provide products and services to the nation’s leading music specialty stores and wholesalers.

Customers
     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, Target, Staples and Costco Wholesale Corporation. We annually sell and distribute products to more than 19,000 retail and distribution center locations throughout the United States and Canada. While a major portion of our revenues are generated from these major retailers, we also supply products to smaller independent retailers and through our business-to-business site located at www.navarre.com. References to our website are not intended to and do not incorporate information on the website into this Annual Report. See Navarre’s Distribution Business Model-E-Commerce. Through these sales channels, we seek to ensure a broad reach of product throughout the country in a cost-efficient manner.
     In each of the past several years, we have had a small number of customers that each accounted for 10% or more of our net sales. During the fiscal years ended March 31, 2009, 2008 and 2007, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 35% and 16%, 31% and 13%, and 23% and 11%, respectively, of our total net sales. The increase in net sales to Best Buy resulted primarily from the sale of new product lines to this customer.
Navarre’s Publishing Business Model
     In July 2002, we acquired Encore, a publisher of PC products and an exclusive owner or licenser and producer of PC/DVD/video products. Encore has an exclusive North American publishing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the productivity markets, that includes all products published under the Broderbund Brand. Encore also has exclusive licensing agreements with The Generations Network, Sony Online Entertainment, Hasbro, Panda Securities, and The United States Playing Card Company, Inc. FUNimation, acquired on May 11, 2005, is the leading anime content provider in the United States. In November 2003, we acquired BCI, a provider of niche DVD/video and audio products, however in fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
     Encore
     Encore publishes leading titles in the desktop publishing, family entertainment, education, system utilities, productivity and value software categories, including: Print Shop, Print Master, Family Tree Maker, Mavis Beacon Teaches Typing, Monopoly, Scrabble, Wheel of Fortune, Diner Dash, Panda Securities and Hoyle PC Gaming products.
     Encore focuses on retail and direct to consumer sales by marketing its licensed content, without the distraction and financial risk of significant content development. The benefit to our licensed vendors is that they can focus on their core competencies of content and brand development.
     Encore continues to evaluate emerging PC software brands that have the potential to become successful franchises. Encore also continues to focus on establishing relationships with developed brands that are seeking to change their business models.
     Encore’s strategy is to continue to license quality branded PC software titles. It has experience in signing single-brand products as well as taking on multiple titles in single agreements, as demonstrated by the signing of the Broderbund, Panda and Hoyle publishing agreements.
     FUNimation
     FUNimation is the leading content provider in the United States market for anime, which it licenses from Japanese rights holders, and translates and adapts the content for television programming and home videos, primarily targeting audiences between the ages of 18 and 34. FUNimation leverages its licensed content into various revenue streams, including television broadcast, DVD home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samurai 7, Basilisk, Yu Yu Hakusho, Negima, Afro Samurai, Shin Chan, Black Blood Brothers, Claymore, Darker Than Black, and Robotech The Shadow Chronicles.

     Based on its own market research, FUNimation identifies properties that it believes can be successfully adapted to the U.S. anime market. This market research generally involves analyzing television ratings, merchandise sales trends, home video sales, anime magazines and popularity polls in both the U.S. and Japanese markets. After identifying a property that has the potential for success in the United States, FUNimation seeks to capitalize on its relationships with Japanese rights holders and its reputation as a content provider of anime in the United States to obtain the commercial rights to such property, primarily for television programming, home video distribution and merchandising.
     Home Video Distribution. FUNimation seeks to increase the revenue derived from its licensed properties through home video distribution. While a majority of its home videos are sold directly to major retail chains, they are also distributed digitally.
     Broadcast. For television programming, FUNimation translates and adapts its licensed anime titles to conform to U.S. television programming standards. FUNimation performs most of its production work in-house at its production facility in a suburb of Dallas/Fort Worth, Texas.
     Licensing and Merchandising. Over the years, FUNimation has developed a network of over 200 license partners for the merchandising of toys, video games, apparel, trading and collectible card games and books. FUNimation manages its properties in order to provide a consistent and accurate portrayal throughout the marketplace.
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
     BCI
     BCI developed, licensed, packaged and marketed entertainment video and audio products. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
Navarre’s Distribution Business Model
     Vendor Relationships
     We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe our reputation as a service-oriented organization has helped us expand our vendor roster. We believe companies such as Symantec Corporation, Kaspersky Lab, Inc., Adobe Systems Incorporated, Trend Micro, Incorporated, Webroot Software, Inc., Warner Bros. Home Entertainment Inc., LucasArts Entertainment Company, Square Enix USA, Inc., McAfee, Inc. and Corel Corporation have been added to our vendor roster because of our reputation as a service-driven organization.
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
     E-Commerce
     During fiscal year 2009, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering. References to our website are not intended to and do not incorporate information on the website into this Annual Report.
Competition
     All aspects of our business are highly competitive. Our competitors include other national and regional businesses, as well as some suppliers that sell directly to retailers. Certain of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to: obtain exclusive national distribution contracts; obtain proprietary publishing rights with various rights holders and brand owners; maintain our margins and volume; expand our sales through a varied range of products and personalized services; anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and maintain operating expenses at an appropriate level.
     We face competition from a number of distributors including Ingram Micro, Inc., Ingram Entertainment, Tech Data Corporation and Activision, as well as from manufacturers and publishers that sell directly to retailers. Encore’s competitors include: Topics Entertainment, Nova/Avanquest, Valusoft, and Phantom EFX. FUNimation’s competitors include: Viz Media, Bandai, ADV Films, Sony Pictures, and Media Blasters.
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

Employees
     As of March 31, 2009, we had 569 employees, including 139 in administration, finance, merchandising and licensing, 83 in sales and marketing and 347 in production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.
Capital Resources — Financing
     See further disclosure in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Available Information
     We also make available, free of charge, in the “Investors — SEC Filings” section of our website, www.navarre.com, annual, quarterly and current reports (and amendments thereto) that we may file or furnish to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of Securities Act of 1934 as soon as reasonably practicable after our electronic filing. In addition, the SEC maintains a website containing these reports that can be located at http://www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 Fifth Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0300. References to our website are not intended to and do not incorporate information on the website into this Annual Report.

Executive Officers of the Company
     The following table sets forth our executive officers and certain management as of June 9, 2009:

Name	Age	Position
Cary L. Deacon	57	President and Chief Executive Officer
J. Reid Porter	60	Executive Vice President, Chief Financial Officer
Joyce Fleck	56	President of Navarre Distribution
Calvin Morrell	53	President of Encore
Gen Fukunaga	48	Chief Executive Officer and President of FUNimation
John Turner	55	Senior Vice President of Global Logistics
Ryan F. Urness	37	General Counsel and Secretary
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
     J. Reid Porter has been Executive Vice President and Chief Financial Officer since joining the Company in December 2005. From October 2001 to October 2004, Mr. Porter, served as Executive Vice President and Chief Financial Officer of IMC Global Inc., a leading producer and marketer of concentrated phosphate and potash for the agricultural industry. From 1998 to October 2001, Mr. Porter served as Vice President and partner of Hidden Creek Industries and Chief Financial Officer of Heavy Duty Holdings, partnerships in the automotive-related and heavy-duty commercial vehicle industries, respectively. Previously, he held executive positions at Andersen Windows, Onan Corporation and McGraw-Edison Company, Inc.
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
     For the fiscal year ended March 31, 2009, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 35% and 16%, respectively, of our total net sales, and, in the aggregate, approximately 51% of our total net sales. For the fiscal year ended March 31, 2008, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 31% and 13%, respectively, of our total net sales, and, in the aggregate, approximately 44% of our total net sales. For the fiscal year ended March 31, 2007, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 23% and 11%, respectively, of our total net sales, and, in the aggregate, approximately 34% of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If we are unable to continue to sell our products to either of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. We believe sales to these customers will continue to represent a significant percentage of our total net sales and there can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.
The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.
     A significant portion of our increase in net sales in recent years has been due to increased sales of PC software provided by software publishers such as Symantec Corporation, Kaspersky Lab, Inc., Adobe Systems, Inc., Trend Micro, Inc. and Webroot Software, Inc. During the fiscal year ended March 31, 2009 each of these publishers accounted for more than $30.0 million of our net sales. Symantec products accounted for approximately $104.0 million, $95.0 million and $81.9 million in net sales in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. While we have agreements in place with each of these parties, such agreements generally are short-term in nature and may be cancelled without cause and upon short notice. The agreements typically cover the right to distribute in the United States and Canada, do not restrict the publishers from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the publishers’ products at a reduced wholesale price and to provide various distribution and fulfillment services in connection with the publishers’ products. If we were to lose our right to distribute products of any of the above PC software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.
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

Our revenues are dependent on consumer preferences and demand, which can change at any time.
     Our business and operating results depend upon the appeal of properties, product concepts and programming to consumers, including the popularity of anime in the United States market and trends in the toy, game and entertainment businesses. A decline in the popularity of existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on the financial condition and results of operations of the Company. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time. In addition, entertainment properties often have short life cycles. There can be no assurance that:
•	any of the current properties, product concepts or programming will continue to be popular for any significant period of time;

•	any new properties, product concepts or programming will achieve commercial acceptance; or

•	any property’s life cycle will be sufficient to permit adequate profitably to recover advance payments, guarantees, development, marketing, royalties and other costs.
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
     During weak economic times there is an increased risk that certain of our customers will reduce orders, delay payment for product purchased or fail. Our revenues could negatively be affected by a number of factors, including the following:
•	the credit available to our customers;

•	the popularity of our products released during the quarter;

•	product marketing and promotional activities;

•	the opening and closing of retail stores by our major customers;

•	the extension, termination or non-renewal of existing distribution agreements and licenses; and

•	general economic changes affecting the buying pattern of retailers, particularly those changes affecting consumer demand for home entertainment products and PC software.
     In addition, if a customer files for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. Although we believe that we have sufficient reserves to cover our exposure resulting from anticipated customer difficulties, bankruptcies or defaults, we can provide no assurance that such reserves will be adequate. If they are not adequate, our business, operating results and financial condition could be adversely affected.
Our business is seasonal and variable in nature and, as a result, the level of sales during our peak season could adversely affect our results of operations and liquidity.
     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 27.2%, 33.0% and 30.3% of our net sales for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or if we provide price protection for sales during the holiday season or determine to increase our inventory levels to meet anticipated retail customer demand, our financial results and liquidity could be negatively affected. Our borrowing levels and inventory levels typically increase substantially during the holiday season.
     The 2008 holiday season was disappointing to most retailers as consumers remained cautious about discretionary spending. As a consequence of all of these factors, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downtown in the economy.
A substantial portion of FUNimation’s revenues are derived from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.
     FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, one licensed property accounted for $32.0 million, or 46%, of FUNimation’s revenues for the fiscal year ended March 31, 2009. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.
     During the fiscal year ended March 31, 2009, 66% of FUNimation’s revenues were derived from sales of products under multiple licensing arrangements with three licensors. The loss of any of these licensing relationships could have a material negative effect on FUNimation’s revenues.
FUNimation’s revenues are substantially dependent on television exposure for its licensed properties.
     Television exposure is an important promotional vehicle for home video sales and licensing opportunities of anime content. To the extent that FUNimation’s content is not able to gain television exposure, sales of these products could be limited. Similarly, demand for properties broadcast on television generally is based on television ratings. In addition, FUNimation does not own the broadcast rights for some of its properties, so it relies on third parties to secure or renew broadcast rights for such content. A decline in television ratings or programming time of FUNimation’s licensed properties could adversely affect FUNimation’s revenues.
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
Further impairment in the carrying value of our assets could negatively affect our consolidated results of operations and net worth.
     We recorded significant impairment charges to goodwill and other assets during the year ended March 31, 2009. We evaluate assets on the balance sheet whenever events or a change in circumstance indicates that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in additional other asset impairment charges which could negatively affect our operating results and potentially result in future operating losses.
We have significant credit exposure and negative product demand trends or other factors could cause us significant credit loss.
     We provide credit to our customers for a significant portion of our net sales. We are subject to the risk that our customers will not pay for the products they have purchased. This risk may be increased with respect to goods provided under our consignment programs due to our lack of physical control over the inventory. This risk may increase if our customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectibility of our receivables, our earnings and cash flows could be adversely affected.
     In addition, from time to time, we may make royalty advances, or invest in, other businesses. These business or investment opportunities may not be successful, which could result in the loss of our invested capital.
We may not be able to adequately adjust our cost structure in a timely fashion in response to a decrease in net sales, which may cause our profitability to suffer.
     A significant portion of our selling, general and administrative expense is comprised of personnel, facilities and costs of invested capital. In the event of a significant downturn in net sales, we may not be able to exit facilities, reduce personnel, improve business processes, reduce inventory or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Additionally, if management is not able to implement such actions in a timely manner, or at all, to offset a shortfall in net sales and gross profit, our profitability could suffer.

Our distribution and publishing businesses operate in highly competitive industries and compete with large national firms. Further competition, among other things, could reduce our sales volume and margins.
     The business of distributing home entertainment and multimedia products is highly competitive. Our competitors in the distribution business include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Time-Warner, Ingram Micro, Inc., Ingram Entertainment, Tech Data Corporation and Activision. Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Topics Entertainment, Nova/Avanquest, Valusoft, and Phantom EFX. Certain of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to: obtain exclusive national distribution contracts and licenses with manufacturers/vendors; obtain proprietary publishing rights with various rights holders and brand owners; maintain our margins and volume; expand our sales through a varied range of products and personalized services; anticipate changes in the marketplace including technological developments and consumer interest in our proprietary products; and maintain operating expenses at an appropriate level.
     Our failure to perform adequately one or more of these tasks may materially harm our business.
     In addition, FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive anime and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as Viz Media, Bandai, ADV Films, Media Blasters, and Starz. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Sony Pictures and Disney. Many of FUNimation’s competitors may have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.
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
     We rely almost entirely on arrangements with third party shipping and fulfillment companies, principally UPS and Federal Express, for the delivery of our products. The termination of our arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from suppliers to us, or products from us to our reseller customers or their end-user customers, would significantly disrupt our business and harm our reputation and net sales. Furthermore, an increase in amounts charged by these shipping companies could negatively affect our gross margins and earnings.
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
Any future acquisitions could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating acquired companies into our business, it could materially and adversely affect our financial condition and operating results.
     If we make acquisitions, a significant amount of management’s time and financial resources may be required to complete the acquisition and integrate the acquired business into our existing operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential loss of customers or key employees of acquired businesses. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures, they will be completed in a timely manner or achieve anticipated synergies, that they will be structured or financed in a way that will enhance our business or creditworthiness or that they will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could harm our financial condition or creditworthiness.
Interruption of our business or catastrophic loss at any of our facilities could lead to a curtailment or shutdown of our business.
     We receive, manage, distribute and process returns of our inventory from a centralized warehouse and distribution facility that is located adjacent to our corporate headquarters. An interruption in the operation of or in the service capabilities at this facility as a result of equipment failure or other reasons could result in our inability to distribute products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage at such facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers and our relationship with such customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. We may experience a shutdown of our facilities or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

Future terrorist or military actions could result in disruption to our operations or loss of assets.
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
     We have significant debt service obligations. As of March 31, 2009, our total indebtedness under our revolving facility was $24.1 million. We have the ability, subject to borrowing base requirements, to borrow up to $65.0 million under the revolving credit agreement.
     The level of our indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to other indebtedness;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	restrict us from acquiring new content, exploring other business opportunities or strategic acquisitions;

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our flexibility in planning for, or reacting to, changes in our business and industry.
Our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and could adversely affect our leveraged capital structure.
     Our debt service requirements will be impacted by changing interest rates. All of the $24.1 million of our outstanding debt at March 31, 2009 is subject to variable interest rates. A 100-basis point change in LIBOR would cause our projected annual interest expense, based on current borrowed amounts, to change by approximately $241,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.
We may be unable to generate sufficient cash flow to service our debt obligations.
     Our ability to make payments on and refinance our indebtedness and to fund our operations, working capital and capital expenditures depends on our ability to generate cash in the future. Our ability to generate future cash is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreement in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

     We will need to refinance all or a portion of our indebtedness on or before the maturity date of our line of credit (June 2010). Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our credit facility contains restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. Our revolving working capital credit facility provided pursuant to a credit agreement, permits, subject to borrowing base requirements, total borrowings of up to $65.0 million. In addition, our credit agreement will not prevent us from incurring certain other obligations. If we and our subsidiaries incur additional indebtedness or other obligations, the related risks that we face could be magnified.
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
     The market price of our common stock has fluctuated significantly. During the period from April 1, 2008 to March 31, 2009, the last reported price of our common stock as quoted on The NASDAQ Global Market ranged from a low of $0.34 to a high of $1.87. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable.
If we fail to meet the Nasdaq Global Market listing requirements, our common stock could be delisted.
     Our common stock is traded on the Nasdaq Global Market, which has various listing requirements. If our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10.0 million (subject to applicable grace and cure periods). However, Nasdaq has currently suspended the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. Enforcement of these rules is scheduled to resume on Monday, July 20, 2009. On June 8, 2009, our stock traded at $1.32. However, during fiscal year 2009, our common stock traded below the minimum $1.00 closing bid price for 30 consecutive business days and there is no guarantee it will remain above $1.00. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock could become harder to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to resell shares of our common stock could be adversely affected.
The exercise of outstanding warrants and options may adversely affect our stock price.
     Our stock option plans authorize the issuance of options and other securities to purchase 9.2 million shares of our common stock. As of March 31, 2009, options and warrants to purchase 5,206,684 shares of our common stock were outstanding, of which 2,069,669 options and 1,596,001 warrants were exercisable as of that date. Our outstanding options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.
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
Other Risks
     Our business operates in a continually changing environment that involves numerous risks and uncertainties. It is not reasonable for us to itemize all of the factors that could affect us and/or the products and services or the distribution industry or the publishing industry as a whole. Future events that may not have been anticipated or discussed here could adversely affect our business, financial condition, results of operations or cash flows.
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
     We also operate a call center in Cedar Rapids, Iowa which occupies 3,000 square feet of leased office space. The lease for this space expires on March 31, 2010 and currently provides for base monthly payments to be made in the amount of $3,000.

     FUNimation currently operates its offices out of approximately 48,500 square feet of leased office space located in a suburb of Dallas/Fort Worth, Texas. This lease currently provides for base monthly rental payments to be made in the amount of $49,000 and expires October 31, 2017. In September 2008, the Company completed the sale of an unused facility owned by FUNimation (see Note 12 to the consolidated financial statements).
Distribution
     Located in the Minneapolis suburb of New Hope, Minnesota, our corporate headquarters consists of approximately 322,000 square feet of combined office and warehouse space situated on three contiguous properties. The leases for two of the properties expire on June 30, 2019 and the lease for the third property expires on February 29, 2016. These leased properties include approximately 44,000 square feet of office space; approximately 73,000 square feet of space utilized in the manufacturing and assembly of new products; and approximately 205,000 square feet of space devoted to warehousing, product picking and shipping.
     We also operate a satellite sales office in Bentonville, Arkansas which occupies 2,000 square feet of leased office space. The lease for this space expires on February 28, 2010. The present aggregate base monthly rent for all our distribution facilities is approximately $153,000.
     We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.
Item 3. Legal Proceedings
     See Note 24 to the consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	Quarter	High	Low
Fiscal 2009	First	$1.87	$1.48
	Second	1.79	1.41
	Third	1.45	0.38
	Fourth	0.57	0.34

Fiscal 2008	First	4.45	3.78
	Second	4.10	3.62
	Third	3.90	2.02
	Fourth	2.00	1.57
     Holders
     At June 8, 2009, we had 599 common shareholders of record and an estimated 5,200 beneficial owners whose shares were held by nominees or broker dealers.
     Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.
     Comparative Stock Performance
     The following Performance Graph compares performance of our common stock on The NASDAQ Global Market of The NASDAQ Stock Market LLC (US companies), the NASDAQ Composite Index and the Peer Group Indices described below. The graph compares the cumulative total return from March 31, 2004 to March 31, 2009 on $100 invested on March 31, 2004, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.

     The Peer Group Index below includes the stock performance of the following companies: Handleman Company, Ingram Micro Inc., Tech Data Corp., 4 Kids Entertainment Inc. and Take Two Interactive Software Inc. These companies have operations similar to our distribution and publishing businesses.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Navarre Corporation, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 3/31/04 in stock or index-including reinvestment of dividends.

Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09
Navarre Corporation	$100.00	$134.06	$72.34	$63.24	$29.68	$7.42
NASDAQ Composite	$100.00	$101.44	$120.49	$127.08	$118.90	$78.48
Peer Group	$100.00	$94.05	$90.69	$89.48	$81.66	$49.74

     Source: Research Data Group, Inc.
     Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of fiscal 2009.
     Equity Compensation Plan Information
     During fiscal 2009 we granted 782,500 options and awarded 390,250 restricted shares.

     The following table below presents certain information regarding our Equity Compensation Plans:

		Weighted-average	Number of securities
		exercise	remaining available for
	Number of securities to be	price of	future issuance under equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,206,684	$5.74	1,334,672
Equity compensation plans not approved by security holders	—	—	—

Total	5,206,684	$5.74	1,334,672

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information appearing elsewhere in this Form 10-K Report. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005 which have been audited by Grant Thornton LLP.
     (In thousands, except per share data)

	Fiscal Years ended March 31,
	2009	2008	2007	2006(1)	2005
Statement of operations data (2):
Net sales	$630,991	$658,472	$644,790	$615,557	$532,249
Gross profit, exclusive of depreciation and amortization	67,047	101,559	107,357	101,425	81,915
Income (loss) from operations	(97,118)	17,831	16,362	6,767	9,494
Interest expense	(4,630)	(6,127)	(10,220)	(11,217)	(783)
Other income (expense)	(1,169)	625	56	2,764	(138)

Income (loss) from continuing operations	(102,917)	12,329	6,198	(1,686)	8,573
Income tax benefit (expense)	14,483	(5,273)	(2,594)	654	942

Net income (loss) from continuing operations	(88,434)	7,056	3,604	(1,032)	9,515
Gain on sale of discontinued operations	—	4,892	—	—	—
Income (loss) from discontinued operations	—	(2,290)	455	(2,143)	651

Net income (loss)	$(88,434)	$9,658	$4,059	$(3,175)	$10,166

Basic earnings (loss) per common share:
Continuing operations	$(2.44)	$.20	$.10	$(.04)	$.36
Discontinued operations	—	.07	.01	(.07)	.02

Net income (loss)	$(2.44)	$.27	$.11	$(.11)	$.38

Diluted earnings (loss) per common share:
Continuing operations	$(2.44)	$.20	$.10	$(.04)	$.33
Discontinued operations	—	.07	.01	(.07)	.02

Net income (loss)	$(2.44)	$.27	$.11	$(.11)	$.35

Weighted average shares outstanding:
Basic	36,207	36,105	35,786	29,898	26,830
Diluted	36,207	36,269	36,228	29,898	28,782
Balance sheet data:
Total assets	$183,169	$283,462	$288,225	$309,614	$195,892
Short-term debt	24,133	31,523	39,208	5,115	334
Long-term debt	—	9,654	14,970	75,352	237
Temporary equity — Unregistered common stock (3)	—	—	—	16,634	—
Shareholders’ equity	37,007	124,411	113,451	88,906	77,284

(1)	Includes acquisition of FUNimation from date of acquisition — May 11, 2005.

(2)	All periods have been restated for discontinued operations.

(3)	See Note 21 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Target, Staples and Costco Wholesale Corporation, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer these products to our retail customers and to provide access to a retail channel for the publishers of such products.
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
     Our business is divided into two segments — Publishing and Distribution.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software, and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”), FUNimation Productions, Ltd. (“FUNimation”) and BCI Eclipse Company, LLC (“BCI”). Encore licenses and publishes personal productivity, genealogy, system utility, education and interactive gaming PC products, including titles such as Print Shop, Print Master, Mavis Beacon Teaches Typing, Family Tree Maker, Diner Dash, Monopoly, Scrabble, Wheel of Fortune, Panda Securities and Hoyle PC Gaming products. FUNimation, acquired on May 11, 2005, is the leading provider of anime home video products in the United States and licenses and publishes titles such as Dragon Ball Z, Fullmetal Alchemist, Trinity Blood, Samurai 7, Afro Samurai, Black Blood Brothers, Claymore, D. Gray-man, Darker Than Black, One Piece, Shin Chan and Robotech The Shadow Chronicles. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games, accessories and independent music labels (through May 2007), and our publishing business. These vendors provide us with products, which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Adobe Systems Incorporated, Trend Micro, Incorporated, Webroot Software, Inc., Warner Bros. Home Entertainment Inc., LucasArts Entertainment Company, Square Enix USA, Inc., McAfee, Inc., Corel Corporation and our publishing business.
     On May 31, 2007, the Company sold its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an unrelated third party. NEM operated the Company’s independent music distribution activities. Accordingly, the Company has presented the independent music distribution business as discontinued operations for all periods presented. This transaction divested the Company of all of its independent music distribution activities.
Overall Summary of Fiscal 2009 Financial Results
     Recently, the business environment has become more challenging due to extraordinarily adverse economic conditions. These conditions have slowed economic growth and have resulted in significant numbers of companies suffering financial difficulties, particularly in the retail industry. In addition, factors such as the volatile financial market, historic stock market losses, rising unemployment and the housing crisis have continued to pressure consumer spending in the U.S. Our operations are subject to seasonality, with the third quarter typically being the Company’s strongest. The 2008 holiday season, however, was disappointing to most retailers and distributors as consumers remained cautious about discretionary spending. As a consequence of all of these factors, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downtown in the economy.
     During fiscal 2009, we reviewed our portfolio of businesses for poor performing activities to identify areas where continued business investments would not meet our requirements for financial returns. As such, the following occurred:
•	BCI began winding down its licensing operations related to budget DVD video. For the year ended March 31, 2009, we recorded impairment and other charges of $25.9 million in connection with these activities.

•	FUNimation is no longer involved in licensing operations related to DVD video of children’s properties. For the year ended March 31, 2009, we recorded $81.0 million in impairment and other charges, which included $8.2 million for license fees and production costs, $71.2 million for goodwill (see further disclosure in Note 3), $1.0 million for trademarks and $555,000 for inventory.
     We, like many public companies, experienced a significant decline in our stock price as the market reacted to the overall worsening of the economy and the “credit crisis” among major lending institutions. This decline triggered an impairment of goodwill and other intangibles in our publishing segment. During the year ended March 31, 2009, we recorded pre-tax. non-cash goodwill and intangible impairment charges in the amount of $82.7 million. Additionally, we completed a company-wide reduction in force with a restructuring cost of $1.1 million. The total restructuring, impairment and other charges recorded for fiscal 2009 were $111.1 million.
     Consolidated net sales decreased 4.2% during fiscal 2009 to $631.0 million compared to $658.5 million in fiscal 2008. This decrease in net sales, primarily in the software and home video categories, was due to decreased sales related to overall deteriorating economic conditions and the loss of sales from a large retailer that filed for bankruptcy and subsequently decided to liquidate.
     Our gross profit decreased to $67.0 million or 10.6% of net sales for fiscal 2009 compared with $101.6 million or 15.4% of net sales for fiscal 2008. The decrease in gross margin of $34.6 million was a result of:
•	impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring;

•	impairment and other charges of $8.8 million related to license advances, production costs and inventory associated with the FUNimation restructuring; and

•	decreased sales volume.
     The decrease in gross profit margin percent from 15.4% to 10.6%, a total decrease of 4.8%, was due principally to the impairment and other charges related to our restructuring (which constituted 4.0% of the decrease) and product sales mix.
     Total operating expenses for fiscal 2009 were $164.2 million or 26.0% of net sales, compared with $83.7 million or 12.7% of net sales for fiscal 2008. The increase in operating expenses of $80.5 million in fiscal 2009 was primarily a result of pre-tax, non-cash goodwill and trademark impairment charges of $82.7 million, $2.0 million of impairment related to masters and severance costs of $1.1 million. These increased expenses were offset by $5.4 million decrease in the professional fee expenses resulting from the completion of the enterprise resource planning (“ERP”) system implementation.
     Net loss for fiscal 2009 was $88.4 million or $2.44 per diluted share compared to net income of $9.7 million or $0.27 per diluted share for last year.
     The restructuring activities that we undertook during fiscal 2009, including a company-wide workforce reduction and the winding down of the budget DVD video publishing business, have created an operating platform that yields a reduced expense base. In addition to improving profitability through expense-reduction initiatives, we anticipate that such initiatives will allow us to focus greater attention on maximizing the results of the more profitable areas of our business.
     Despite these challenging times, we are committed to licensing, acquisition of content and driving sales and efficiencies. We intend to monitor the current business environment in order to adjust our strategies appropriately.

Discontinued Operations
     On May 31, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an unrelated third party. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company has presented the independent music distribution business as discontinued operations. The Company received $6.5 million in cash proceeds from the sale, plus the assignment to the Company of the trade receivables related to this business. The consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment.
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
     Net sales from discontinued operations for the years ended March 31, 2009, 2008 and 2007 were zero, $5.2 million and $53.6 million, respectively. Net income (loss) from discontinued operations was zero, $2.6 million or $0.07 per diluted share and $455,000 or $0.01 per diluted share for the years ended March 31, 2009, 2008 and 2007, respectively.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement currently provides for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility, which was paid in full in connection with the Third Amendment of the GE revolving facility. At March 31, 2009 we had $24.1 million outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, $16.2 million was available. At March 31, 2008 we had total debt outstanding of $31.3 million related to our revolving credit facility and $9.7 million outstanding related to our Term Loan facility.
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

Revenue Recognition
     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2009, 2008 and 2007. Under specific conditions, we permit our customers to return products. We record a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our historical gross profit percent against average sales returns. Our actual sales return rates have averaged between 10% and 13% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.
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

Allowance for Doubtful Accounts
     We perform periodic credit evaluations of our customers’ financial condition. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, the accuracy of the estimation process can be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. Our largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy, such as the bankruptcy of certain customers in fiscal 2009 and 2007. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.
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
     Our publishing segment had goodwill balances of zero and $81.7 million as of March 31, 2009 and 2008. We have no goodwill associated with our distribution segment. We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material. As discussed above, during the year ended March 31, 2009, we determined that the fair value of three of our reporting units was less than their fair values, and accordingly, an impairment of goodwill and other intangibles was recorded. In determining the amount of impairment, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires the Company to analyze the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination.
Impairment of Long-Lived Assets
     Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. If our results from operations deteriorate considerably and are not consistent with our assumptions, we may be exposed to a material impairment charge. As discussed above, during the year ended March 31, 2009, we determined that the fair value of various long-lived assets was less than their fair values, and accordingly, an impairment of other intangibles was recorded. In determining the amount of impairment, SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) and SOP 00-2, Accounting by Producers or Distributors of Films, require the Company to analyze the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination.
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
Income Taxes
     Income taxes are recorded under the liability method, whereby deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Management reviews our deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried a valuation allowance at March 31, 2007 of $1.0 million related to the loss associated with the variable interest entity (“VIE”), Mix & Burn. We determined in fiscal year 2008 that certain deferred tax assets could be realized due to the recognition of the gain on the sale of NEM, and the previously recorded valuation allowance was then reversed. At March 31, 2009 we carried a valuation allowance against our net deferred tax assets of $21.4 million which represents the amount of temporary differences which we do not anticipate recognizing with future projected income for fiscal years 2010 through 2013, or by net operating loss carrybacks.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year 2010. Effective April 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. Effective April 1, 2008, the Company adopted SFAS No. 159. The Company has elected not to measure any additional financial instruments or other items at fair value.
     During December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended June 30, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, SFAS No. 160 will have on its financial condition, results of operations and cash flows.
     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement

141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
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
     FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects these instruments and activities have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, which did not have an impact on its consolidated financial statements.
     In May 2008, the FASB issued Statements of Financial Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of its consolidated financial statements.
     In May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2009	2008	2007
Net sales
Publishing	$102,828	$117,423	$126,651
Distribution	592,893	611,007	587,881

Net sales before inter-company eliminations	695,721	728,430	714,532
Inter-company sales	(64,730)	(69,958)	(69,742)

Net sales as reported	$630,991	$658,472	$644,790

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Fiscal Years Ended March 31,
	2009	2008	2007
Net sales:
Publishing	16.3%	17.8%	19.6%
Distribution	94.0	92.8	91.2
Inter-company sales	(10.3)	(10.6)	(10.8)

Total net sales	100.0	100.0	100.0
Cost of sales, exclusive of depreciation and amortization	89.4	84.6	83.4

Gross profit	10.6	15.4	16.6
Operating Expenses
Selling and marketing	4.0	4.2	4.4
Distribution and warehousing	1.9	1.9	1.9
General and administrative	5.2	5.2	5.5
Bad debt	—	—	0.6
Depreciation and amortization	1.8	1.4	1.7
Goodwill and intangible impairment	13.1	—	—

Total operating expenses	26.0	12.7	14.1

Income (loss) from operations	(15.4)	2.7	2.5
Interest expense	(0.7)	(0.9)	(1.6)
Interest income	—	—	0.1
Other income (expense), net	(0.2)	0.1	—

Income (loss) from continuing operations — before taxes	(16.3)	1.9	1.0
Income tax benefit (expense)	2.3	(0.8)	(0.4)

Net income (loss) from continuing operations	(14.0)	1.1	0.6
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	0.7	—
Loss from discontinued operations	—	(0.3)	—

Net income (loss)	(14.0)%	1.5%	0.6%

     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including risks and uncertainties inherent in our business, dependency upon key employees, the seasonality of our business, dependency upon significant customers and vendors, erosions in our gross profit margins, dependency upon financing, obtaining additional financing when required, dependency upon software developers and manufacturers, risks of returns and inventory obsolescence, effect of technology developments, effect of free product downloads, change in retailers methods of distribution and the possible volatility of our stock price. See also Business — Forward-Looking Statements/Risk Factors in Item 1A of this Form 10-K.
Publishing Segment
     The publishing segment includes Encore, FUNimation and BCI. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
Fiscal 2009 Results Compared With Fiscal 2008
     Net Sales
     Net sales for the publishing segment decreased 12.4% to $102.8 million (before inter-company eliminations) for fiscal 2009 from $117.4 million (before inter-company eliminations) for fiscal 2008. The decrease in net sales was primarily due to an overall retail decline and deteriorating economic conditions. The Company believes future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

     Gross Profit
     Gross profit for the publishing segment was $14.2 million or 13.8% as a percent of net sales for fiscal 2009 and $43.2 million or 36.8% as a percent of net sales for fiscal 2008. The $29.0 million decrease in gross profit was primarily a result of the impairment and other charges of $16.4 million related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring; impairment and other charges of $8.8 million related to license advances, production costs and inventory associated with the FUNimation restructuring and decreased sales volume, offset by a reduction in royalty rates to certain licensors. The decrease in gross profit margin percentage from 36.8% to 13.8%, a total decrease of 23.0%, was due to impairment and other charges (24.6% of the decrease), which was offset by improved margins from product sales mix and reduced royalty rates to certain licensors. We expect future gross profit rates to fluctuate depending principally upon the make-up of product sales.
     Operating Expenses
     Total operating expenses increased $82.0 million for the publishing segment to $112.5 million or 109.4% of net sales, for fiscal 2009, from $30.5 million or 26.0% of net sales for fiscal 2008. Overall expenses increased in all categories of operating expenses except selling and marketing expenses which decreased.
     Selling and marketing expenses were $11.2 million or 10.9% of net sales for fiscal 2009 and $13.2 million or 11.2% of net sales for fiscal 2008. The decrease of $2.0 million from the prior year is primarily due to personnel cost savings of $950,000 primarily from BCI’s headcount reduction, a $400,000 reduction in travel and entertainment expenses and a $650,000 reduction of discretionary marketing and advertising program expense.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $11.5 million or 11.2% of net sales for fiscal 2009 and $11.0 million or 9.4% of net sales for fiscal 2008. The increase was primarily due to restructuring severance costs of $330,000, $560,000 in increased legal and professional costs related to new business initiatives offset by decreased rent expense in fiscal 2009, resulting from the BCI relocation from California to Minnesota during fiscal 2008.
     Bad debt expense was $100,000 for fiscal 2009 and bad debt recovery was $75,000 for fiscal 2008.
     Depreciation and amortization expense was $6.9 million for fiscal 2009 and $6.3 million for fiscal 2008. The increase was primarily due to impairment of intangibles related to the operations of BCI of $2.0 million, offset by a reduction in amortization expense related to acquisition related intangibles.
     Goodwill and intangible impairment for the publishing segment was $82.7 million for fiscal 2009 compared to zero for fiscal 2008. During fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted impairment tests during fiscal 2009 based on present facts and circumstances and its business strategy in light of existing industry and economic conditions, as well as taking, into consideration future expectations. Accordingly, goodwill impairments were recorded throughout fiscal 2009.
     Operating Income (Loss)
     The publishing segment had operating loss from continuing operations of $98.3 million for fiscal 2009 compared to operating income of $12.7 million for fiscal 2008.
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
     Operating Income
     The publishing segment had operating income from continuing operations of $12.7 million for fiscal 2008 and $10.1 million for fiscal 2007.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games and accessories and independent music (through May 2007).
Fiscal 2009 Results Compared With Fiscal 2008
     Net Sales
     Net sales for the distribution segment were $592.9 million (before inter-company eliminations) for fiscal 2009 compared to $611.0 million (before inter-company eliminations) for fiscal 2008. The $18.1 million or 3.0% decrease in net sales for fiscal 2009 was due to decreased sales in the software and home video categories, offset by increased sales of video game product. Sales decreased $31.3 million in the software product group to $467.0 million for fiscal 2009 compared to $498.3 million for fiscal 2008 primarily due to the approximately $24.5 million loss of sales from a large retailer that filed a bankruptcy petition and the overall retail decline and deteriorating economic conditions. DVD video decreased to $55.2 million for fiscal 2009 from $64.7 million in fiscal 2008 due primarily to overall retail decline and deteriorating economic conditions. Video games increased to $70.7 million in fiscal 2009 from $48.1 million in fiscal 2008, due to increased sales from new product releases. The Company believes future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

     Gross Profit
     Gross profit for the distribution segment was $52.8 million or 8.9% of net sales for fiscal 2009 compared to $58.4 million or 9.6% of net sales for fiscal 2008. The decrease in gross profit of $5.6 million was primarily due to the sales volume decrease. The decrease in gross profit margin percentage for fiscal 2009 was due to the increased sales of lower margin products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
     Operating Expenses
     Total operating expenses for the distribution segment were $51.7 million or 8.7% of net sales for fiscal 2009 compared to $53.3 million or 8.7% of net sales for fiscal 2008. Overall expenses for selling and marketing, distribution and warehouse and general and administrative expenses decreased, which were partially offset by increases in bad debt expense and depreciation and amortization.
     Selling and marketing expenses for the distribution segment remained flat at $14.1 million or 2.4% of net sales for fiscal 2009 compared to $14.2 million or 2.3% of net sales for fiscal 2008.
     Distribution and warehousing expenses for the distribution segment remained flat at $12.2 million or 2.1% of net sales for fiscal 2009 compared to $12.7 million or 2.1% of net sales for fiscal 2008.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $21.2 million or 3.6% of net sales for fiscal 2009 compared to $23.1 million or 3.8% of net sales for fiscal 2008. The $1.9 million decrease is primarily due to $1.4 million of decreased professional and legal fees and a decrease of $1.4 million in fees related to the ERP implementation offset by severance costs of $504,000.
     Bad debt expense was $200,000 or 0.0% as a percent of net sales for fiscal 2009 compared to $60,000 or 0.0% for fiscal 2008 due to an increase in reserves for a large retailer that filed for bankruptcy and subsequently decided to liquidate.
     Depreciation and amortization for the distribution segment was $4.1 million for fiscal 2009 compared to $3.3 million for fiscal 2008. The increase is principally due to the depreciation of the ERP system.
     Operating Income
     Net operating income from continuing operations for the distribution segment was $1.1 million for fiscal 2009 compared to a net operating income from continuing operations of $5.1 million for fiscal 2008.
Fiscal 2008 Results Compared With Fiscal 2007
     Net Sales
     Net sales for the distribution segment were $611.0 million (before inter-company eliminations) for fiscal 2008 compared to $587.9 million (before inter-company eliminations) for fiscal 2007. The $23.1 million or 3.9% increase in net sales for fiscal 2008 was principally due to increases in sales in all categories except for our DVD video category. Sales increased in the software product group to $498.3 million for fiscal 2008 compared to $466.4 million for fiscal 2007. Software continued to expand its market share presence. DVD video decreased to $64.7 million for fiscal 2008 from $76.7 million in fiscal 2007 due primarily to the loss of business with an electronics department store retailer. Video games increased to $48.1 million in fiscal 2008 from $44.8 million in fiscal 2007, due to increased publisher rosters and strong releases.

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
     Distribution and warehousing expenses for the distribution segment remained flat at $12.7 million or 2.1% of net sales for fiscal 2008 compared to $12.3 million or 2.1% of net sales for fiscal 2007.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $23.1 million or 3.8% of net sales for fiscal 2008 compared to $24.0 million or 4.1% of net sales for fiscal 2007. The total fluctuation between periods reflected higher expenses for fiscal 2008, primarily an increase of $1.7 million due to the implementation of a new ERP system and $1.5 million of professional and legal fees. These increases were offset by decreases in salaries of $1.4 million, of which $817,000 primarily related to incentive-based deferred compensation expense related to the former CEO’s employment agreement, decreased bonus expense of $711,000 due to the overall performance of the Company and other general and administrative expenses.
     Bad debt expense was $60,000 or 0.0% as a percent of net sales for fiscal 2008 compared to $1.4 million or 0.2% for fiscal 2007. Fiscal 2007 included the write-off of accounts receivable of $1.7 million due to the bankruptcy of a retailer. This was partially offset by recoveries of other accounts receivable that were previously written off.
     Depreciation and amortization for the distribution segment was $3.3 million for fiscal 2008 compared to $2.6 million for fiscal 2007. The increase was principally due to the new ERP system.
     Operating Income
     Net operating income from continuing operations for the distribution segment was $5.1 million for fiscal 2008 compared to a net operating income from continuing operations of $6.3 million for fiscal 2007.
Consolidated Other Income and Expense for All Periods
     Other income and expense, net, increased to net expense of $5.8 million in fiscal 2009 from net expense of $5.5 million in fiscal 2008. Interest expense was $4.6 million for fiscal 2009 compared to $6.1 million for fiscal 2008. The decrease in interest expense for fiscal 2009 is a result of a reduction in total outstanding debt and effective interest rates from the prior year, partially offset by the write-off of debt acquisition fees and prepayment penalty fees. Other income (expense) amounts for fiscal 2009 consisted primarily of interest income of $86,000 and $1.3 million of other expense, primarily related to foreign exchange loss. Other income (expense) amounts for fiscal 2008 consisted primarily of interest income of $259,000 and $366,000 of net other income, primarily related to foreign exchange gain.
     Other income and expense, net, decreased to net expense of $5.5 million in fiscal 2008 from net expense of $10.2 million in fiscal 2007. Interest expense was $6.1 million for fiscal 2008 compared to $10.2 million for fiscal 2007. The decrease in interest expense for fiscal 2008 was a result of a reduction in debt levels in fiscal 2008 and the write-off of debt financing costs in fiscal 2007 of $2.4 million, related to our prior debt facility. Other income (expense) amounts for fiscal 2008 consisted primarily of interest income of $259,000 and $366,000 of net other income, primarily related to foreign exchange gain. Other income (expense) amounts for fiscal 2007 consisted primarily of interest income of $357,000, $251,000 of warrant expense related to the March 2006 private placement and $50,000 of net other expense.
Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods
     We recorded consolidated income tax benefit of $14.5 million for fiscal 2009, or an effective rate of 14.1%. Income tax expense for fiscal 2008 of $5.3 million, or an effective tax rate of 42.8% and income tax expense of $2.6 million for fiscal 2007, or an effective tax rate of 41.9%.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. The change in the effective tax rate for the year ended March 31, 2009 is principally attributable to the fact that we recorded a valuation allowance against the deferred tax assets of $21.4 million during fiscal 2009 which represents the amount of temporary differences we do not anticipate recognizing with future projected income for fiscal years 2010 through 2013, or by net operating loss carrybacks.
     We adopted the provisions of FIN 48 on April 1, 2007, which had no impact on our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which was net of federal and state tax benefits. Total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized, were $734,000. During the year ended March 31, 2009 an additional $230,000 of UTB’s were accrued, which was net of $57,000 of federal and state income tax benefits. As of March 31, 2009, interest accrued was $127,000 and total UTB’s, net of deferred federal and state income tax benefits were $964,000.
Consolidated Net (Loss) Income from Continuing Operations
     We recorded a net loss from continuing operations of $88.4 million for fiscal 2009 and net income from continuing operations of $7.1 million and $3.6 million for fiscal 2008 and 2007, respectively.
Discontinued Operations
     The Company’s businesses classified as discontinued operations recorded net income from operations of zero, net loss from operations of $2.3 million, net of tax, and net income from operations of $455,000, net of tax, for the years ended March 31, 2009, 2008 and 2007, respectively. The Company recorded a gain on the sale of discontinued operations of $4.9 million, net of tax, for the year ended March 31, 2008.
Consolidated Net (Loss) Income for All Periods
     Net loss for fiscal year 2009 was $88.4 million compared to net income of $9.7 million and $4.1 million for fiscal years 2008 and 2007, respectively.
Market Risk
     The Company’s exposure to market risk is primarily due to the fluctuating interest rates associated with variable rate indebtedness. See Item 7A — Quantitative and Qualitative Disclosure About Market Risk.

Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 27.2%, 33.0%, and 30.3% of our net sales for the fiscal years ended March 31, 2009, 2008 and 2007. As a supplier of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. The 2008 holiday season, however, was disappointing to most retailers and distributors as consumers remained cautious about discretionary spending. As a result, several of our customers recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently liquidating. Consequently, our financial results have been negatively impacted by the downtown in the economy, particularly during the third quarter of fiscal 2009. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for fiscal 2009 totaled $16.5 million, compared to $18.4 million and $21.4 million for fiscal 2008 and 2007, respectively.
     The net cash provided by operating activities for fiscal 2009 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $30.6 million, write-off of debt acquisition costs of $950,000, goodwill and intangible impairment of $82.7 million, share-based compensation of $1.0 million, deferred income taxes of $10.5 million and an increase in deferred revenue of $182,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2009: accounts receivable decreased by $4.0 million primarily due to a sales decrease and the timing of receipts; inventories decreased by $5.9 million, primarily due to the inventory impairment of $7.2, offset by operating needs associated with broadened title selections; prepaid expenses decreased by $1.0 million primarily due to prepaid royalty advances, net of impairment of $7.1 million; production costs and license fees increased $7.3 million and $10.6 million, respectively, due primarily to new content acquisitions; income taxes receivable increased $3.9 million, primarily due to our anticipated net operating loss carryback; other assets decreased $739,000 due to amortization and recoupments; accounts payable increased $14.5 million, primarily as a result of timing of disbursements; and accrued expenses decreased $4.8 million primarily related to sales driven royalty expenses.
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
Investing Activities
     Cash flows used in investing activities totaled $334,000, $13.9 million and $8.9 million in fiscal 2009, 2008 and 2007, respectively.
     Acquisition of property and equipment totaled $3.5 million, $8.6 million and $7.1 million in fiscal 2009, 2008 and 2007, respectively. Purchases of assets in fiscal 2009 consisted primarily of computer equipment and the final implementation of our ERP project. Purchases of fixed assets in fiscal 2008 and 2007 primarily related to the ERP project and warehouse equipment.
     Purchase of intangible assets totaled $666,000, $1.4 million and $1.5 million for fiscal 2009, 2008 and 2007, respectively. The acquisition of software development totaled $677,000 for fiscal 2009.
     Proceeds from the sales of assets held for sale were $1.4 million for fiscal 2009 and were in conjunction with the sale of real estate and related assets located in Decatur, Texas to an unrelated party.
     The sale of marketable securities held in a Rabbi trust was $3.2 million during fiscal 2009 related to deferred compensation payments to our former CEO. Purchases of marketable equity securities totaled $4.0 million for fiscal 2008, which related to the creation of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO.
Financing Activities
     Cash flows used in financing activities were $20.6 million in fiscal 2009, $13.1 million in fiscal 2008 and $26.9 million in fiscal 2007.
     The Company had proceeds from notes payable-line of credit of $208.8 million, repayments of notes payable-line of credit of $215.9 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $3.2 million, checks written in excess of cash of $297,000 and debt acquisition costs of $850,000 for fiscal 2009.
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
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were zero for fiscal 2009, $5.6 million for fiscal 2008 and $1.1 million for fiscal 2007. Proceeds from the sale of discontinued operations were $6.5 million for the year ended March 31, 2008.
Capital Resources
     In October 2001, we entered into a credit agreement (the “GE Facility”) with General Electric Capital Corporation (“GE”). The credit agreement was amended and restated on May 11, 2005 in order to provide the Company with funding to complete the FUNimation acquisition, was amended and restated on June 1, 2005 and again on March 22, 2007. The credit agreement provided for a senior secured three-year $95.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At March 31, 2009 we had $24.1 million outstanding and based on the facility’s borrowing base and other requirements, excess availability was $16.2 million on the revolving facility.
     We entered into a four-year $15.0 million term loan facility with Monroe Capital Advisors, LLC (“Monroe”) as administrative agent, agent and lender on March 22, 2007. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment on March 2011. The facility was secured by a second priority security interest in all of our assets of the Company. At March 31, 2008 we had $9.7 million outstanding on the Term Loan facility. This facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     On June 12, 2008, we entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with GE which, among other things, revised the terms of the GE Facility as follows: (i) permitted us to pay off the remaining $9.7 million balance of the term loan facility with Monroe; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     On October 30, 2008, we entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE which revised the GE Facility as follows: effective as of September 30, 2008, (i) clarified the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any pre-tax, non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, we entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of December 31, 2008, (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain pre-tax, non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in our financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter. Additionally, the Fifth Amendment modified the total borrowings available to $65.0 million.
     In association with the credit agreement, we also pay certain facility and agent fees. Weighted average interest on the revolving facility was 5.6% at March 31, 2009 and 4.7% at March 31, 2008 and is payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.
     Under the revolving facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA, and a borrowing base availability requirement. At March 31, 2009, we were in compliance with all covenants under the revolving facility.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) amounts payable to our former Chief Executive Officer for post-retirement benefits. During fiscal year 2009, we invested approximately $22.4 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we had cash outlays of $3.4 million in connection with the licensing and implementation of our ERP system during the year ended March 31, 2009. We do not anticipate any future cash outlays in connection with the ERP system implementation.
     Our credit agreement provides for an eighteen month (through June 30, 2010), $65.0 million revolving facility which is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of March 31, 2009, we had $24.1 million outstanding on the revolving sub-facility and excess availability of $16.2 million, based on the terms of the agreement.
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
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2009 by fiscal year (in thousands).

		Less than 1	1 — 3	3 — 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$24,278	$2,868	$5,053	$5,187	$11,170
Capital leases	231	106	102	23	—
License and distribution agreements	14,097	10,099	2,798	1,200	—
Deferred compensation	2,149	2,149	—	—	—

Total	$40,755	$15,222	$7,953	$6,410	$11,170

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
     Interest Rate Risk. Our exposure to changes in interest rates results primarily from credit facility borrowings. As of March 31, 2009 we had $24.1 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2009, a 100-basis point change in LIBOR would cause the Company’s annual interest expense to change by $241,000.
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
     During the years ended March 31, 2009, 2008 and 2007, the Company had $1.2 million of foreign exchange loss, $252,000 of foreign exchange gain and $413,000 of foreign exchange loss, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of the Company’s control, the Company periodically monitors its Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.
Item 8. Financial Statements and Supplementary Data
     The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Reports of Independent Registered Public Accounting Firms at the end of this report commencing at the pages indicated below:
     Reports of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets at March 31, 2009 and 2008
     Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007
     Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2007, 2008 and 2009
     Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
     Notes to Consolidated Financial Statements
     Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2009, 2008 and 2007
     All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.
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
     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report, included herein, on the Company’s internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     We refer you to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of our fiscal year, for information regarding this item and our directors and nominees for director. This information is incorporated by reference into this item of the report.
     Information regarding our executive officers is found in Part I, Item 1 of this report under the heading Executive Officers of the Company.
     We refer you to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding our Audit Committee members and “audit committee financial experts”. This information is incorporated by reference into this item of the report.
     We refer to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of our fiscal year, for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934. This information is incorporated by reference into this item of the report.
     The information regarding the Company’s Code of Business Ethics is incorporated by reference to the information to be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year.
Item 11. Executive Compensation
     Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close our fiscal year and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of March 31, 2009 and 2008.

(iii)	Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2007, 2008 and 2009.

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007.

(vi)	Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.
     (3) Exhibit Listing

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	04/13/06

3.2	Navarre Corporation Amended and Restated Bylaws		8-K		3.1	01/25/07

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	04/13/06

4.2	Form of Warrant dated March 21, 2006		S-1		4.4	04/13/06

4.3	Form of Agent’s Warrant		S-1/A		4.5	06/26/06

10.1*	Navarre Corporation Amended and Restated 1992 Stock Option Plan		10-K	03/31/02	10.3	07/01/02

10.2*	2003 Amendment to 1992 Stock Option Plan		S-8		99.1	09/23/03

10.3*	Navarre Corporation Amended and Restated 2004 Stock Plan		S-8		4	02/22/06

		Incorporated by reference
Exhibit		Filed		Period			Filing
number	Exhibit description	herewith	Form	ending	Exhibit		date

10.4*	Form of Employee Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.58		06/14/05

10.5*	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.59		06/14/05

10.6*	Form of Employee Restricted Stock Agreement under 2004 Stock Plan		8-K		10.2		04/04/06

10.7*	Form of Director Restricted Stock Agreement under 2004 Stock Plan		8-K		10.3		04/04/06

10.8*	Form of TSR Stock Unit Agreement under 2004 Stock Plan		8-K		10.4		04/04/06

10.9*	Form of Performance Stock Unit Agreement under 2004 Stock Plan		8-K		10.5		04/04/06

10.10*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan		10-Q	09/31/07	10.1		11/08/07

10.11*	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson		10-Q	12/31/01	10.1		02/13/02

10.12*	Amendment dated December 28, 2006 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.2		12/29/06

10.13*	Amendment dated March 30, 2007 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.1		04/04/07

10.14*	Form of Separation Agreement between the Company and Charles E. Cheney		10-K	03/31/04	10.41		06/29/04

10.15*	Form of Post-Acquisition Employment Agreement among the Company, FUNimation Productions, Ltd. and Gen Fukunaga		8-K		10.1	(b)	01/11/05

10.16*	Amended and Restated Employment Agreement dated December 28, 2006 between the Company and Cary L. Deacon		8-K		99.1		12/29/06

10.17*	Amendment dated January 29, 2007 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1		01/30/07

10.18*	Amendment dated March 20, 2008 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1		03/21/08

10.19*	Amended and Restated Executive Severance Agreement dated March 20, 2008 between the Company and J. Reid Porter		8-K		10.2		03/21/08

10.20*	Executive Severance Agreement dated March 20, 2008 between the Company and Brian Burke		8-K		10.3		03/21/08

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.21*	Executive Severance Agreement dated March 20, 2008 between the Company and John Turner		8-K		10.4	03/21/08

10.22*	Executive Severance Agreement dated March 20, 2008 between the Company and Joyce Fleck	X

10.23*	Executive Severance Agreement dated March 20, 2008 between the Company and Calvin Morrell	X

10.24*	Form of Lock-Up Agreement		8-K		10.1	03/23/06

10.25*	Fiscal Year 2007 Annual Management Incentive Plan		8-K		10.1	04/04/06

10.26*	Fiscal Year 2008 Annual Management Incentive Plan		8-K		10.1	07/12/07

10.27*	Fiscal Year 2009 Annual Management Incentive Plan		10-K	03/31/08	10.26	06/16/08

10.28*	Fiscal Year 2010 Annual Management Incentive Plan		8-K		10.1	04/21/09

10.29	Office/Warehouse Lease dated April 1, 1998 between the Company and Cambridge Apartments, Inc.		10-K	03/31/99	10.6	06/29/99

10.30	Amendment dated September 27, 2001 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.1	08/14/03

10.31	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003		10-Q	06/30/03	10.9.3	08/14/03

10.32	Amendment dated July 14, 2003 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.2	08/14/03

10.33	Form of Amendment dated February 23, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.48	06/29/04

10.34	Form of Amendment dated June 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.49	06/29/04

10.35	Addendum dated May 27, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.51	06/29/04

10.36	Amendment dated March 21, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-K	03/31/04	10.50	06/29/04

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.37	Amendment dated November 23, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/04	10.1	02/14/05

10.38	Amendment dated February 2, 2006 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/05	10.1	02/09/06

10.39	Form of Office/Warehouse Lease dated May 27, 2004 between the Company and NL Ventures IV New Hope, L.P.		10-K	03/31/04	10.47	06/29/04

10.40	License and Distribution Agreement (Manufacturing Rights) (2004-2005) between Encore Software, Inc. and Riverdeep Inc. dated March 29, 2004		10-Q/A	09/30/04	10.1	11/19/04

10.41	License and Distribution Agreement (Manufacturing Rights) (2005-2007) between Encore Software, Inc. and Riverdeep Inc. dated March 29, 2004		10-Q/A	09/30/04	10.2	11/19/04

10.42	Addendum dated April 13, 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q/A	09/30/04	10.3	11/19/04

10.43	Form of Addendum dated October 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q/A	09/30/04	10.4	11/19/04

10.44	Form of Addendum dated November 2004 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc		10-Q	12/31/04	10.2	02/14/05

10.45	Addendum dated October 6, 2005 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-Q	09/30/05	10.1	11/14/05

10.46	Addendum dated April 1, 2006 to License and Distribution Agreements (Manufacturing Rights) (2004-2005 and 2005-2007) between Encore Software, Inc. and Riverdeep Inc.		10-K	03/31/06	10.98	06/14/06

10.47	Office Lease dated October 8, 2004 between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	09/30/04	10.57	11/15/04

10.48	Amendment dated December 29, 2004 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	12/31/04	10.3	02/14/05

			Incorporated by reference
Exhibit		Filed		Period			Filing
number	Exhibit description	herewith	Form	ending	Exhibit		date

10.49	Partnership Interest Purchase Agreement dated January 10, 2005 among FUNimation Sellers and the Company		8-K		10.1		01/11/05

10.50	Form of Assignment and Assumption of FUNimation Limited Partnership Interests		8-K		10.1	(a)	02/14/05

10.51	Form of FUNimation Sellers Non-Competition Agreement		8-K		10.1	(d)	02/14/05

10.52	Amendment dated May 11, 2005 to Partnership Interest Purchase Agreement among FUNimation Sellers and the Company		8-K		10.47		06/29/04

10.53	Memorandum of Understanding dated February 7, 2006 among FUNimation Sellers and the Company		8-K		99.1		02/08/06

10.54	Office Lease dated May 29, 2007 between FUNimation Productions, Ltd. and FMBP Industrial I LP		10-K	03/31/07	10.117		06/14/07

10.55	Form of Securities Purchase Agreement dated March 2006 between the Company and various purchasers		S-1		4.2		04/13/06

10.56	Form of Registration Rights Agreement dated March 2006 between the Company and various purchasers		S-1		4.3		04/13/06

10.57	Purchase and Sale Agreement dated May 11, 2007 by and among the Company, Navarre Entertainment Media, Inc. and Koch Entertainment LP		8-K		10.1		05/14/07

10.58	Form of Fourth Amended and Restated Credit Agreement dated March 22, 2007 among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1		03/23/07

10.59	Form of Amendment and Limited Waiver dated May 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1		05/31/07

10.60	Form of Amendment and Limited Waiver dated June 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1		08/13/07

10.61	Form of Amendment and Limited Waiver dated June 12, 2008 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		10-K	03/31/08	10.59		06/16/08

			Incorporated by reference
Exhibit		Filed		Period		Filing
number	Exhibit description	herewith	Form	ending	Exhibit	date

10.62	Form of Amendment dated October 30, 2008 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	10/31/08

10.63	Form of Amendment and Limited Waiver dated February 5, 2009 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		10-Q	12/31/08	10.1	02/09/09

10.64	Form of Amendment dated February 17, 2009 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	02/19/09

10.65	Form of Credit Agreement dated March 22, 2007 among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	03/23/07

10.66	Limited Waiver dated May 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	05/31/07

10.67	Form of Amendment dated June 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	08/13/07

14.1	Navarre Corporation Code of Business Conduct and Ethics		10-K	03/31/04	14.1	06/29/04

21.1	Subsidiaries of the Registrant		10-K	03/31/08	21.1	06/16/08

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	X

24.1	Power of Attorney, contained on signature page	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 9, 2009	By	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary L. Deacon and J. Reid Porter, or either of them, as his/her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date
/s/ Cary L. Deacon Cary L. Deacon	President and Chief Executive Officer and Director (principal executive officer)	June 9, 2009

/s/ J. Reid Porter J. Reid Porter	Chief Financial Officer (principal financial and accounting officer)	June 9, 2009

/s/ Eric H. Paulson Eric H. Paulson	Chairman of the Board	June 9, 2009

/s/ Keith A. Benson Keith A. Benson	Director	June 9, 2009

/s/ Timothy R. Gentz Timothy R. Gentz	Director	June 9, 2009

/s/ Kathleen P. Iverson Kathleen P. Iverson	Director	June 9, 2009

/s/ Michael L. Snow Michael L. Snow	Director	June 9, 2009

/s/ Tom F. Weyl Tom F. Weyl	Director	June 9, 2009

/s/ Deborah L. Hopp Deborah L. Hopp	Director	June 9, 2009

/s/ Richard Gary St. Marie Richard Gary St. Marie	Director	June 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited the accompanying consolidated balance sheets of Navarre Corporation and subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navarre Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited Navarre Corporation and subsidiaries’ (the Company) internal control over financial reporting of as of March 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009, and our report dated June 9, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 9, 2009

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$—	$4,445
Marketable securities	1,024	1,506
Accounts receivable, less allowances of $19,010 and $15,417, respectively	72,817	76,806
Inventories	26,732	32,654
Prepaid expenses and other current assets	11,090	12,118
Income taxes receivable	4,866	937
Deferred tax assets — current, net	6,219	9,100

Total current assets	122,748	137,566
Property and equipment, net of accumulated depreciation of $16,704 and $14,484, respectively	15,957	17,181
Assets held for sale, net of accumulated depreciation of $194 at March 31, 2008	—	1,428
Software development costs, net	677	—
Other assets:
Marketable securities	—	2,667
Goodwill	—	81,697
Intangible assets, net of amortization of $25,364 and $21,180, respectively	3,406	9,984
License fees, net of amortization of $21,570 and $19,595, respectively	17,728	20,515
Production costs, net of amortization of $12,223 and $7,439, respectively	8,408	7,316
Deferred tax assets — non-current, net	10,299	—
Other assets	3,946	5,108

Total assets	$183,169	$283,462

Liabilities and shareholders’ equity
Current liabilities:
Note payable — line of credit	$24,133	$31,314
Note payable — short-term	—	150
Capital lease obligation — short-term	90	59
Accounts payable	106,708	92,199
Checks written in excess of cash balance	297	—
Deferred compensation	2,149	2,080
Accrued expenses	11,504	16,118

Total current liabilities	144,881	141,920
Long-term liabilities
Note payable — long-term	—	9,594
Capital lease obligation — long-term	115	60
Deferred compensation	—	3,491
Deferred tax liabilities — non-current	—	3,106
Income taxes payable	1,166	880

Total liabilities	146,162	159,051
Commitments and contingencies (Note 24)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,260,116 and 36,227,886, respectively	161,134	160,103
Accumulated deficit	(124,126)	(35,692)
Accumulated other comprehensive loss	(1)	—

Total shareholders’ equity	37,007	124,411

Total liabilities and shareholders’ equity	$183,169	$283,462

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Years ended March 31,
	2009	2008	2007
Net sales	$630,991	$658,472	$644,790
Cost of sales (exclusive of depreciation and amortization)	563,944	556,913	537,433

Gross profit	67,047	101,559	107,357
Operating expenses:
Selling and marketing	25,334	27,371	28,299
Distribution and warehousing	12,166	12,689	12,330
General and administrative	32,664	34,096	35,754
Bad debt expense (recovery)	300	(15)	3,654
Depreciation and amortization	10,972	9,587	10,958
Goodwill and intangible impairment	82,729	—	—

Total operating expenses	164,165	83,728	90,995

Income (loss) from operations	(97,118)	17,831	16,362
Other income (expense):
Interest expense	(4,630)	(6,127)	(10,220)
Interest income	86	259	357
Warrant expense	—	—	(251)
Other income (expense), net	(1,255)	366	(50)

Income (loss) from continuing operations before income tax	(102,917)	12,329	6,198
Income tax benefit (expense)	14,483	(5,273)	(2,594)

Net income (loss) from continuing operations	(88,434)	7,056	3,604
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	4,892	—
Income (loss) from discontinued operations	—	(2,290)	455

Net income (loss)	$(88,434)	$9,658	$4,059

Basic earnings (loss) per common share:
Continuing operations	$(2.44)	$.20	$.10
Discontinued operations	—	.07	.01

Net income (loss)	$(2.44)	$.27	$.11

Diluted earnings (loss) per common share:
Continuing operations	$(2.44)	$.20	$.10
Discontinued operations	—	.07	.01

Net income (loss)	$(2.44)	$.27	$.11

Weighted average shares outstanding:
Basic	36,207	36,105	35,786
Diluted	36,207	36,269	36,228
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other	Total	Temporary Equity — Unregistered
	Common Stock		Accumulated	Comprehensive	Shareholders’	Common Stock
	Shares	Amount	Deficit	Income (Loss)	Equity	Shares	Amount
Balance at March 31, 2006	29,911,097	$138,292	$(49,409)	$23	$88,906	5,699,998	$16,634
Shares issued upon exercise of stock options and for restricted stock	427,200	466	—	—	466	—	—
Reclassification of warrant accrual	—	2,487	—	—	2,487	—	—
Reclassification of temporary equity	5,699,998	16,634	—	—	16,634	(5,699,998)	(16,634)
Share based compensation	—	910	—	—	910	—	—
Tax benefit from employee stock option plans	—	143	—	—	143	—	—
Other	—	(131)	—	—	(131)	—	—
Net income	—	—	4,059	—	4,059	—	—
Unrealized gain on derivative instrument, net of tax of $14	—	—	—	(23)	(23)	—	—

Comprehensive income	—	—	—	—	4,036	—	—

Balance at March 31, 2007	36,038,295	158,801	(45,350)	—	113,451	—	—
Shares issued upon exercise of stock options and for restricted stock	197,209	190	—	—	190	—	—
Share based compensation	—	1,072	—	—	1,072	—	—
Tax benefit from employee stock option plans	—	67	—	—	67	—	—
Redemptions of common stock to cover tax withholdings	(7,618)	(27)	—	—	(27)	—	—
Net income	—	—	9,658	—	9,658	—	—

Comprehensive income	—	—	—	—	9,658	—	—

Balance at March 31, 2008	36,227,886	160,103	(35,692)	—	124,411	—	—
Shares issued upon exercise of stock options and for restricted stock	50,199	12	—	—	12	—	—
Share based compensation	—	1,033	—	—	1,033	—	—
Tax benefit from employee stock option plans	—	1	—	—	1	—	—
Redemptions of common stock to cover tax withholdings	(17,969)	(15)	—	—	(15)	—	—
Net loss	—	—	(88,434)	—	(88,434)	—	—
Unrealized loss on marketable securities				(1)	(1)

Comprehensive loss	—	—	—	—	(88,435)	—	—

Balance at March 31, 2009	36,260,116	$161,134	$(124,126)	$(1)	$37,007	—	$—

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years ended March 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$(88,434)	$9,658	$4,059
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	—	2,290	(455)
Gain on sale of discontinued operations	—	(4,892)	—
Depreciation and amortization	10,961	9,672	10,954
Amortization of debt acquisition costs	250	333	551
Write-off of debt acquisition costs	950	—	2,426
Amortization of license fees	13,372	6,907	7,353
Amortization of production costs	6,230	3,284	2,278
Goodwill and intangible impairment	82,729	—	—
Change in deferred revenue	182	(311)	(80)
Share-based compensation expense	1,033	1,072	910
Deferred compensation expense	(222)	(787)	1,086
Write-off of notes receivable, related party	—	—	200
Tax benefit from employee stock options	1	67	143
Deferred income taxes	(10,524)	2,788	(1,246)
Other	88	(171)	238
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,989	(6,197)	(997)
Inventories	5,922	4,137	3,900
Prepaid expenses	1,028	(992)	(1,960)
Contingent liabilities	—	(760)	—
Income taxes receivable	(3,929)	(109)	3,580
Other assets	739	634	1,855
Production costs	(7,322)	(5,183)	(3,918)
License fees	(10,585)	(11,813)	(9,615)
Accounts payable	14,536	5,054	2,302
Income taxes payable	286	880	—
Accrued expenses	(4,811)	2,824	(2,211)

Net cash provided by operating activities	16,469	18,385	21,353
Investing activities:
Purchases of property and equipment	(3,544)	(8,562)	(7,053)
Purchases of intangible assets	(666)	(1,379)	(1,534)
Purchases of software development	(677)	—	—
Purchases of marketable equity securities	—	(4,000)	—
Sale of marketable equity securities	3,200	—	—
Proceeds from sale of assets held for sale	1,353	—	—
Payment of earn-out related to an acquisition	—	—	(350)
Other	—	—	57

Net cash used in investing activities	(334)	(13,941)	(8,880)
Financing activities:
Proceeds from note payable, line of credit	208,758	198,379	97,240
Payments on note payable, line of credit	(215,939)	(206,021)	(58,284)
Repayment of note payable	(9,744)	(5,256)	(80,130)
Proceeds of note payable	—	—	15,000
Payment of deferred compensation	(3,200)	—	—
Checks written in excess of cash	297	—	—
Debt acquisition costs	(850)	(240)	(990)
Proceeds (repayments) of capital lease obligations	86	(103)	(115)
Other	—	—	(131)
Proceeds from exercise of common stock options and warrants	12	190	466

Net cash used in financing activities	(20,580)	(13,051)	(26,944)

Net decrease in cash from continuing operations	(4,445)	(8,607)	(14,471)

	Fiscal Years ended March 31,
	2009	2008	2007
Discontinued operations:
Net cash provided by (used in) operating activities	—	5,586	1,141
Net cash provided by investing activities, proceeds from sale of discontinued operations	—	6,500	—

Net increase (decrease) in cash	(4,445)	3,479	(13,330)
Cash at beginning of year	4,445	966	14,296

Cash at end of year	$—	$4,445	$966

Supplemental cash flow information:
Cash paid (received) for:
Interest	$3,885	$5,460	$8,834
Income taxes, net of refunds	(262)	1,086	601
Supplemental schedule of non-cash investing and financing activities:
Purchase price adjustments affecting accounts receivable and goodwill	—	—	145
Purchase price adjustments affecting accounts receivable and gain on sale, net	—	245	—
Shares received for payment of tax withholding obligations	15	27	—
Reclassification of deposits from property and equipment to prepaid expenses	—	—	164
Expiration of fully amortized license fees	11,397	—	—
Expiration of fully amortized production costs	1,446	—	—
Reclassification of warrant accrual and temporary equity to common stock	—	—	19,121
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Note 1 Business Description
     Navarre Corporation, (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories and independent music labels (through May 2007). The business is divided into two business segments — publishing and distribution. The Company’s broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.
     Through the publishing segment the Company owns or licenses various PC software and DVD video titles. The publishing business packages, brands, markets and sells directly to retailers, third-party distributors, and our distribution business. The publishing business consists of Encore Software, Inc. (“Encore”), FUNimation Productions, Ltd. (“FUNimation”) and BCI Eclipse Company, LLC (“BCI”). Encore, which was acquired in July 2002, licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. FUNimation which was acquired in May of 2005, is a publisher and licensor of anime and entertainment video products. BCI, which was acquired in November 2003, was a provider of niche DVD and video products and in-house produced DVDs. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games and accessories and independent music labels (through May 2007). These vendors provide the Company with products, which in turn are distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
Note 2 Summary of Significant Accounting Policies
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries, Encore, FUNimation and BCI (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
     The Company’s current presentation of segment data consists of two operating and reportable segments — publishing and distribution.
Fiscal Year
     References in these footnotes to fiscal 2009, 2008 and 2007 represent the twelve months ended March 31, 2009, March 31, 2008 and March 31, 2007.
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

Reclassifications
     Certain operating expense amounts included in the consolidated financial statements have been reclassified from the prior years’ presentations to conform to the current year presentation.
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
Marketable Securities
     The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Marketable securities at March 31, 2009 consist of government agency and corporate bonds and a money market fund. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
Derivatives and Hedging
     The Company accounts for derivatives in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS 133 requires that all derivatives be measured at fair value on the balance sheet. The treatment of changes in the fair value of a derivative depends on the character of the transaction, including whether it has been designated and qualifies as part of a hedging relationship as defined under SFAS 133. Derivatives that do not meet the SFAS 133 criteria for hedge accounting are designated as economic hedges and changes in the fair value associated with these instruments are included in the Consolidated Statements of Operations as (gain) loss on derivative instruments. In those cases where the derivative meets the SFAS 133 hedge accounting criteria for a cash flow hedge, the change in fair value of the derivative that is effective in offsetting changes in cash flows of the designated risk being hedged is reported, net of related taxes, as accumulated other comprehensive income in shareholders’ equity until realized. The change in fair value of the derivative that is associated with ineffectiveness in the hedging relationship is reported in current earnings. The Company entered into interest rate derivative instruments for the purpose of economically hedging interest rate risk and not for speculative activity. The Company’s economic hedging activities included the use of swaps, in the case of interest rate derivatives. (See further disclosure of Derivative Instruments in Note 18).
     In accordance with the interpretive guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company valued warrants issued in connection with the March 2006 private placement as a derivative liability. The Company made certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability included changes in the stock price, the computed volatility of the stock price and other assumptions. The change in value is reflected in the Consolidated Statements of Operations as income or expense. For the year ended March 31, 2007, the Company recognized expense of $251,000, related to the valuation of warrants that were subject to this accounting treatment. The Company marked the value of the warrants to market during fiscal 2007 and reclassified the warrant accrual balance to equity at that time.

Inventories
     Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. The Company monitors its inventory to ensure that it properly identifies, on a timely basis, inventory items that are slow-moving and non-returnable. Certain publishing business products may run out of shelf life and be returned. Generally, these products can be sold in bulk to a variety of liquidators. A significant risk in the Company’s distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. The Company establishes reserves for the difference between carrying value and estimated realizable value in the periods when the Company first identifies the lower of cost or market issue. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.
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
Royalties Payable — FUNimation
     Royalties payable, under the American Institute of Certified Public Accountants Statement of Position 00-2 (“SOP 00-2”), Accounting by Producers or Distributors of Films, represents management’s estimate of accrued and unpaid participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received. The Company expects to pay 100% of accrued royalties related to FUNimation in the amount of $2.1 million during the fiscal year ended March 31, 2010.
Advertising
     Advertising costs are expensed as incurred. Advertising expense was $2.6 million, $3.2 million and $3.8 million for the periods ended March 31, 2009, 2008 and 2007, respectively.

Property and Equipment
     Property and equipment are recorded at cost. Depreciation is recorded, using the straight-line method, over estimated useful lives, ranging from three to twenty five years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Buildings	25
Furniture and fixtures	7
Office equipment	5
Computer equipment	3
Warehouse equipment	5
Leasehold improvements	1-10
Enterprise resource planning (ERP) system	7
     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.
     The move of FUNimation’s inventory to the Minnesota distribution facility resulted in the Company owning land and a building not being used in operations, both of which were intended for sale for a period of time. The assets remaining at March 31, 2008 were no longer being depreciated and were carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets. In September 2008, the Company completed the sale of the real estate and related assets to an unrelated party for proceeds of $1.4 million. The Company recognized a loss of $48,000 on this transaction, net of costs paid by the purchaser at closing (see further disclosure in Note 12).
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

Impairment of Long-Lived Assets
     Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value (see further disclosure in Note 2 and Note 3).
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value.
Intangible Assets
     Intangible assets include license relationships, trademarks related to the FUNimation acquisition, masters acquired during the acquisition of BCI, and other intangibles. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to seven and one half years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis.
Debt Issuance Costs
     Debt issuance costs are amortized over the life of the related debt. Accumulated amortization amounted to approximately $108,000 and $338,000 at March 31, 2009 and 2008, respectively. Amortization expense of $251,000, $333,000 and $551,000 for the periods ended March 31, 2009, 2008 and 2007, respectively, are included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal 2009, 2008 and 2007, the Company wrote-off $950,000, zero and $2.4 million, respectively, in debt acquisition costs related to previous debt agreements, which costs were also included in interest expense.
Operating Leases
     The Company conducts substantially all operations in leased facilities. Leasehold allowances, rent holidays and escalating rent provisions are accounted for on a straight-line basis over the term of the lease.
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for each of the reporting periods, fiscal 2009, 2008 and 2007. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.

     The Company’s publishing business, at times, provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.
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
Marketing Development Funds
     In accordance with Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, the Company has classified marketing development funds, such as price protection and promotions, as a reduction to revenues primarily in the publishing segment.
Accounts Receivable and Allowance for Doubtful Accounts
     Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company does not accrue interest on past due accounts receivable. The Company performs periodic credit evaluations of its customers’ financial condition. The Company makes estimates of the uncollectibility of its accounts receivable. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings and other economic and industry factors. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur. In some instances, the Company recovers amounts previously written off as uncollectible. These recoveries are reflected in bad debt expense.
Classification of Shipping Costs
     Costs incurred in the publishing segment related to the shipment of product to its customers are classified in cost of sales. These costs were $1.1 million, $1.4 million and $2.0 million for the years ended March 31, 2009, 2008 and 2007, respectively.

     Costs incurred in the distribution segment related to the shipment of product to its customers are classified in selling expenses. These costs were $9.4 million for each of the years ended March 31, 2009, 2008 and 2007.
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and losses were a loss of $1.2 million, gain of $252,000 and loss of $413,000 for the years ended March 31, 2009, 2008 and 2007, respectively.
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
Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R(“SFAS 123R”), Share-Based Payment. Statement 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.
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
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income

(loss) by the sum of the weighted average number of common shares outstanding during the year plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. The following table sets forth the computation of basic and diluted earnings (loss) per share:
(In thousands, except for per share data)

	Fiscal Years ended March 31,
	2009	2008	2007
Numerator:
Net income (loss) from continuing operations	$(88,434)	$7,056	$3,604

Denominator:
Denominator for basic earnings per share — weighted average shares	36,207	36,105	35,786
Dilutive securities: Employee stock options and warrants	—	164	442

Denominator for diluted earnings per share — adjusted weighted average shares	36,207	36,269	36,228

Net earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$(2.44)	$.20	$.10

Diluted earnings (loss) per share	$(2.44)	$.20	$.10

     Approximately 2,860,499 and 2,645,202 of the Company’s stock options were excluded from the calculation of diluted earnings per share in fiscal 2008 and 2007, respectively, because the exercise prices of the stock options were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     The effect of the inclusion of warrants for the years ended March 31, 2009, 2008 and 2007 would have been anti-dilutive. Approximately 1.6 million warrants were also excluded for the years ended March 31, 2008 and 2007, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Due to the Company being in a net loss situation, diluted loss per share from continuing operations excludes 117,000 stock options and 72,000 restricted stock options for the year ended March 31, 2009 because their inclusion would have been anti-dilutive.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year 2010. Effective April 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. SFAS NO. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS NO. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS NO. 159, changes in fair value are recognized in earnings. Effective April 1, 2008, the Company adopted SFAS NO. 159. The Company has elected not to measure any additional financial instruments or other items at fair value.

     During December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended June 30, 2009. Earlier adoption is prohibited. The Company is currently determining the impact, if any, SFAS NO. 160 will have on its financial condition, results of operations and cash flows.
     On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
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
     FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2010.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects these instruments and activities have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009, which did not have an impact on its consolidated financial statements.
     In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of its consolidated financial statements.
     In May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.
Note 3 Goodwill and Intangible Assets
Goodwill
     The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends, a sustained decline in the Company’s share price and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value.
     During fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted impairment tests during fiscal 2009 based on present facts and circumstances at those times and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Accordingly, during fiscal 2009, the Company recorded pre-tax, non-cash goodwill impairment charges of $81.7 million. These pre-tax, non-cash charges had no impact on the Company’s compliance with the financial covenants in its credit agreement.
     Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of Encore, FUNimation and BCI was less than their carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. Reviews of the goodwill were completed and considered in measuring the impairment charges recorded during fiscal 2009. The estimates and assumptions used in making the assessment of the fair value were inherently subject to uncertainty.
     After recording the above impairments, the Company’s publishing segment had a goodwill balance of zero million, $81.7 million and $81.7 million at March 31, 2009, 2008 and 2007, respectively. The Company has no goodwill associated with its distribution segment.

Intangible assets
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of three years for masters, seven and one half years for license relationships and seven years for the domain name and are valued as follows (in thousands):

	As of March 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters (1)	$8,086	$7,986	$100
License relationships	20,078	17,350	2,728
Domain name	70	28	42
Trademarks (not amortized)	536	—	536

	$28,770	$25,364	$3,406

	As of March 31, 2008
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$9,448	$6,550	$2,898
License relationships	20,078	14,612	5,466
Domain name	70	18	52
Trademarks (not amortized)	1,568	—	1,568

	$31,164	$21,180	$9,984

(1)	Reflects a $2.0 million impairment charge related to masters which reduced both the gross carrying amount and accumulated amortization. The $2.0 million impairment charge was included in amortization expense for the period ended March 31, 2009 (see further disclosure in Note 4).
     The Company evaluates its definite lived intangible amortizing assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company determined fair value utilizing current market values and future market trends. Based on the Company no longer publishing budget DVD videos at BCI, the Company recorded an impairment charge related to masters of $2.0 million, which is included in depreciation and amortization on the Company’s Consolidated Statement of Operations for the year ended March 31, 2009.
     The Company evaluates its indefinite lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews intangible assets for impairment annually or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination was completed. As part of this analysis, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determined fair value using the relief from royalty valuation technique. The Company recorded a $1.0 million impairment charge, which is included in goodwill and intangible impairment expense in the Consolidated Statement of Operations, for the year ended March 31, 2009.
     Aggregate amortization expense for the periods ended March 31, 2009, 2008 and 2007 was $6.2 million (which included a $2.0 million impairment charge related to masters), $5.6 million and $7.9 million, respectively. The following is a schedule of estimated future amortization expense (in thousands):

2010	$1,806
2011	425
2012	237
2013	302
Thereafter	—
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $650,000 and $1.2 million at March 31, 2009 and 2008, respectively. Accumulated amortization amounted to approximately $108,000 and $338,000 at March 31, 2009 and 2008, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal year 2009, the Company wrote-off $950,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility and material modifications to the Company’s revolving facility, which costs are included in interest expense.
Note 4 Impairments and Other Charges
     During fiscal 2009, the Company reviewed its portfolio of businesses for poor performing activities and to identify areas where continued business investments would not meet its requirements for financial returns. Net assets impacted included accounts receivable reserves, inventory, prepaid royalties, goodwill, masters, trademarks, license fees and production costs. As a result of the analysis, the following occurred during fiscal 2009:
•	BCI began winding down its licensing operations related to budget DVD video. For the year ended March 31, 2009, the Company recorded $25.9 million in impairment and other charges, which included $7.3 million for inventory, $7.1 million for prepaid royalties, $2.0 million for masters, $2.0 million for accounts receivable reserves and $7.4 million for goodwill (see further disclosure in Note 3).

•	FUNimation is no longer involved in licensing operations related to DVD video of children’s properties. For the year ended March 31, 2009, the Company recorded $81.0 million in impairment and other charges, which included $8.2 million for license fees and production costs, $71.2 million for goodwill (see further disclosure in Note 3), $1.0 million for trademarks and $555,000 for inventory.
     License Fees and Production Costs. The total impairment of license fees and production cost charges related to the FUNimation restructuring were $7.0 million and $1.2 million, respectively during fiscal 2009. License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. According to SOP 00-2, Accounting by Producers or Distributors of Films, the Company assesses license fees and production costs for impairment if an event or circumstance changes to indicate that the cost is greater than the fair value. The Company records a charge to the income statement for the amount by which the unamortized license fees and production costs exceed the film’s fair value. The Company determines the fair value based upon cash flows or quoted market prices.
     Prepaid Royalties. The total prepaid royalty charges related to the BCI restructuring were $7.1 million during fiscal 2009. The Company makes prepayments to licensors for the licensing of content. The prepayment is reduced by royalties earned by the licensor after the sale of the product. With the Company no longer publishing content in the budget DVD video category, the prepaid royalties will not be recouped by earnings from the sale of the product, and as such the Company took an impairment charge for amounts that will not be recouped.
     Masters, Trademarks and Goodwill. The total masters, goodwill and trademark impairment charges related to the publishing segment were $84.7 million during fiscal 2009.
•	Masters — The Company evaluates its definite lived intangible amortizing assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Impairment losses are measured by comparing the fair value of the assets to their carrying amounts. The Company determines fair value utilizing current market values and future market trends. The impairment related to BCI masters was $2.0 million during fiscal 2009.

•	Trademarks — The Company evaluates its indefinite lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews intangible assets for impairment annually or when events or change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination is completed. As part of this analysis, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determined fair value using the relief from royalty valuation technique. The impairment for FUNimation trademarks was $1.0 million during fiscal 2009.

•	Goodwill — The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends, a sustained decline in the Company’s share price, and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. The goodwill impairment charge for the publishing segment was $81.7 million during fiscal 2009.
     Inventory. The total inventory charges related to the publishing segment were $7.9 million during fiscal 2009. The Company records inventory at the lower of cost or market. When it is determined that the market value is lower than the cost, the Company establishes a reserve for the difference between carrying value and estimated realizable value. The Company determines the estimated realizable value by reviewing quoted prices in active markets for similar or identical products.
     Accounts Receivable Reserves. The total accounts receivable reserve charges were $2.0 million during fiscal 2009, which primarily represent anticipated returns of BCI content.
     Severance. The Company completed a company-wide reduction in force during fiscal 2009. The total severance costs related to the reduction in force were $1.1 million, $591,000 of which were associated with the distribution segment and $541,000 with the publishing segment. In accordance with SFAS No. 146, Accounting for Costs Associated with Disposal or Exit Activities, the Company records one-time termination benefit arrangement costs at the date of communication to employees as long as the plan establishes the benefits that employees will receive upon termination in sufficient detail to enable employees to determine the type and amount of benefits the employee would receive if involuntarily terminated. Certain executives had contractual benefits related to involuntary termination. In accordance with SFAS No. 112, Employer’s Accounting for Postemployment Benefits, the Company records severance costs when the payment of the benefits is probable and reasonably estimable.

     The following table summarizes the impairment and other charges included in the Company’s Consolidated Statement of Operations for the year ended March 31, 2009 (in thousands):

	License Fees		Masters,		Accounts
	and Production	Prepaid	Goodwill and		Receivable
	Costs -	Royalties -	Trademarks-	Inventory-	Reserves-	Severance-	Severance-
	Publishing	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Total
Sales	$—	$—	$—	$—	$1,057	$—	$—	$1,057
Cost of sales	8,239	7,076	—	7,855	985	52	—	24,207
Selling and marketing	—	—	—	—	—	159	13	172
Distribution and warehousing	—	—	—	—	—	—	74	74
General and administrative	—	—	—	—	—	330	504	834
Depreciation and amortization	—	—	2,029	—	—	—	—	2,029
Goodwill and intangible impairment	—	—	82,729	—	—	—	—	82,729

Total	$8,239	$7,076	$84,758	$7,855	$2,042	$541	$591	$111,102

     The restructuring reserve activity was as follows (in thousands):

			Accounts
			Receivable
	Severance-	Severance-	Reserves-
	Distribution	Publishing	Publishing	Total
Reserve balance at March 31, 2008	$—	$—	$—	$—
Provision for restructuring	591	541	2,042	3,174
Cash payments	546	204	1,016	1,766

Reserve balance at March 31, 2009	$45	$337	$1,026	$1,408

Note 5 Discontinued Operations
     On May 31, 2007, the Company sold its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”), to an unrelated third party. NEM operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain during fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statement of Operations. This transaction divested the Company of all its independent music distribution activities.
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

     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows (in thousands):

	Fiscal Years ended March 31,
	2009	2008	2007
Net sales	$—	$5,197	$53,581
Income (loss) from discontinued operations, before income tax	—	(3,947)	746
Income tax benefit (expense)	—	1,657	(291)

Income (loss) from discontinued operations, net of tax	$—	$(2,290)	$455

     No interest expense was allocated to the operating results of discontinued operations.
     There were no assets and liabilities of discontinued operations as of March 31, 2009 or March 31, 2008.
Note 6 Marketable Securities
     Marketable securities at March 31, 2009 consist of government agency and corporate bonds and a money market fund which are held in a Rabbi trust which was established for the payment of deferred compensation for a former Chief Executive Officer (see further disclosure in Note 26).
     The Company classifies these securities as available-for-sale and records these at fair value using Level 1 quoted market prices. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by Level 1 quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of March 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$712	$1	$2
Money market fund	312	—	—

	$1,024	$1	$2

	As of March 31, 2008
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$410	$—	$—
Money market fund	3,763	—	—

	$4,173	$—	$—

     The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. As of March 31, 2009, $1.0 million and zero were classified as current and non-current marketable securities, respectively. Contractual maturities of available-for-sale debt securities at March 31, 2009 ranged between August 2009 and November 2013.
     Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

     SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also describes three levels of inputs that may be used to measure fair value:
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
Note 7 Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on marketable securities held in a Rabbi Trust for the benefit of a former CEO that are not included in net income (loss) but rather are recorded in shareholders’ equity (see further disclosure in Note 6).
     Comprehensive income (loss) consisted of the following (in thousands):

	Years Ended March 31,
	2009	2008	2007
Net income (loss) from continuing operations	$(88,434)	$9,658	$4,059
Change in net unrealized (loss) on hedge derivatives, net of tax	—	—	(27)
Less realized net gain on hedge derivatives, net of tax	—	—	4
Net unrealized loss on marketable securities, net of tax	(1)	—	—

Comprehensive income (loss)	$(88,435)	$9,658	$4,036

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive loss balances, net of tax effects, were $1,000 and zero at March 31, 2009 and 2008, respectively.
Note 8 Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Trade receivables	$86,345	$87,801
Vendor receivables	2,894	2,575
Other receivables	2,588	1,847

	91,827	92,223
Less: allowance for doubtful accounts and sales discounts	7,043	6,067
Less: allowance for sales returns, net margin impact	11,967	9,350

Total	$72,817	$76,806

Note 9 Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Finished products	$20,437	$23,545
Consigned inventory	1,868	2,569
Raw materials	4,427	6,540

Total	$26,732	$32,654

     Consigned inventory represents the Company’s finished goods inventory at customers where revenue recognition criteria have not been met.

Note 10 Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Prepaid royalties	$9,826	$11,297
Other	1,264	821

Total	$11,090	$12,118

Note 11 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Furniture and fixtures	$1,306	$1,332
Computer and office equipment	17,782	14,944
Warehouse equipment	10,116	9,564
Production equipment	1,296	917
Leasehold improvements	2,081	2,060
Construction in progress	80	2,848

Total	32,661	31,665
Less: accumulated depreciation and amortization	16,704	14,484

Net property and equipment	$15,957	$17,181

Note 12 Assets Held for Sale
     At March 31, 2008, the Company was marketing for sale real estate and related assets located in Decatur, Texas. These assets were no longer required due to the move of FUNimation’s inventory to the Company’s Minnesota distribution center. The assets remaining at March 31, 2008 were no longer being depreciated and were carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets. During fiscal 2009, the Company completed the sale of the real estate and related assets to an unrelated party for proceeds of $1.4 million. The Company recognized a loss of $48,000 on this transaction, net of costs paid by the purchaser at closing.
Note 13 Capitalized Software Development Costs
     The Company incurs software development costs in the publishing segment. The Company accounts for these costs in accordance with the provisions of SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs include third-party contractor fees and overhead costs. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. Unamortized software development costs were $677,000 and zero at March 31, 2009 and 2008, respectively.
Note 14 License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
License fees	$39,298	$40,110
Less: accumulated amortization	21,570	19,595

Total	$17,728	$20,515

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
     The Company is no longer involved in licensing operations related to DVD video of children’s properties at FUNimation. The Company determined that the license advances related to these activities exceeded fair value. Accordingly, the Company recorded an impairment charge of $7.0 million against these license advances, which is included in cost of sales on the Company’s Consolidated Statement of Operations for the year ended March 31, 2009 (see further disclosure in Note 4).
     Amortization of license fees for the periods ended March 31, 2009, 2008 and 2007 was $13.4 million (which includes a $7.0 million impairment charge), $6.9 million and $7.4 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 15 Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Production costs	$20,631	$14,755
Less: accumulated amortization	12,223	7,439

Total	$8,408	$7,316

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
     The Company is no longer involved in licensing operations related to DVD video of children’s properties at FUNimation. The Company determined that the production costs related to these activities exceeded their fair value. Accordingly, a $1.2 million impairment charge was recorded against these production costs, which is included in cost of sales on the Company’s Consolidated Statement of Operations for the year ended March 31, 2009 (see further disclosure in Note 4).
     The Company presently expects to amortize 75% of the March 31, 2009 unamortized production costs by March 31, 2012. Amortization of production costs for the periods ended March 31, 2009, 2008 and 2007 was $4.8 million (which includes a $1.2 million impairment charge), $3.3 million and $2.3 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.

Note 16 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Compensation and benefits	$3,263	$3,818
Royalties	3,056	7,830
Rebates	1,264	1,955
Deferred revenue	303	121
Interest	39	495
Other	3,579	1,899

Total	$11,504	$16,118

Note 17 Bank Financing and Debt
     The Company amended, in its entirety, the credit agreement with GE Commercial Finance (“GE”) on March 22, 2007. The credit agreement provided for a senior secured three-year $95.0 million revolving credit facility (the “GE Facility”). The revolving facility is available for working capital and general corporate needs and is subject to a borrowing base requirement. The revolving facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies.
     The Company entered into a term credit agreement with Monroe Capital Advisors, LLC as administrative agent, agent and lender on March 22, 2007. The credit agreement provided for a four year $15.0 million Term Loan facility which was to expire on March 22, 2011. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment of $9.4 million on March 22, 2011. The facility was secured by a second priority security interest in all of the assets of the Company. At March 31, 2008 the Company had $9.7 million outstanding on the Term Loan facility. This facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving facility.
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with GE which, among other things, revised the terms of the GE Facility as follows: (i) permitted the Company to pay off the remaining $9.7 million balance of the term loan facility with Monroe; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
     On October 30, 2008, the Company entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of September 30, 2008, (i) clarified the calculation of “EBITDA” under the credit agreement to indicate that it will not be impacted by any pre-tax, non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings will not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, the Company entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of December 31, 2008, (i) clarified that the calculation of “EBITDA” under the credit agreement will not be impacted by certain pre-tax, non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in the Company’s financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter. Additionally, the Fifth Amendment modified the total borrowings available to $65.0 million. At March 31, 2009 the Company had $24.1 million outstanding and, based on the facility’s borrowing base and other requirements, excess availability of $16.2 million. At March 31, 2008 $31.3 million was outstanding.
     In association with the credit agreement, the Company also pays certain facility and agent fees. Weighted average interest on the revolving facility was at 5.6% and 4.7% at March 31, 2009 and 2008, respectively and is payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.
     Under the revolving facility the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on its capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At March 31, 2009, the Company was in compliance with all covenants under the revolving facility.
     Long-term debt consisted of the following (in thousands):

	March 31, 2009	March 31, 2008
Note payable	$—	$9,744
Less: current portion	—	150

Total long — term debt	$—	$9,594

Letters of Credit
     The Company is party to letters of credit totaling $250,000 related to a vendor at both March 31, 2009 and 2008. In the Company’s past experience, no claims have been made against these financial instruments.
Note 18 Derivative Instruments
     In March 2006, the Company entered into interest rate swap agreement, with a notational amount of $53.0 million, to hedge the risk from floating rate long-term debt to fixed rate debt. This contract was designed as a cash flow hedge with the fair value recorded in accumulated other comprehensive income (loss) and as a hedge asset or liability in other long-term assets or other long-term liabilities, as applicable. Once the forecasted transaction actually occurred, the related fair value of the derivative hedge contract was reclassified from accumulated other comprehensive income (loss) into earnings. Any ineffectiveness of the hedges was also recognized in earnings as incurred. The unrecognized after-tax gain portion of the fair value of the contracts recorded in accumulated other comprehensive income (loss) was $23,000 at March 31, 2006. This interest rate swap was terminated in March 2007, resulting in a realized gain of $4,000 and is reported in other income (expense) in the Consolidated Statements of Operations for the period ended March 31, 2007. As of March 31, 2008 and 2009, the Company does not have any interest rate swap agreements.
Note 19 Income Taxes
     The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Fiscal Years ended March 31,
	2009	2008	2007
Current
Federal	$(4,020)	$1,610	$3,480
Foreign	—	300	—
State	60	429	664
Deferred	(10,523)	2,934	(1,550)

Tax expense (benefit)	$(14,483)	$5,273	$2,594

     A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows (in thousands):

	Fiscal Years ended March 31,
	2009	2008	2007
Expected federal income tax at statutory rate	$(34,983)	$4,315	$2,107
State income taxes, net of federal tax effect	(2,140)	523	419
Valuation allowance	21,432	—	—
Warrant expense	—	—	85
Equity compensation	185	222	100
Uncertain tax liability	90	97	—
Other	933	116	(117)

Tax expense (benefit)	$(14,483)	$5,273	$2,594

	Fiscal Years ended March 31,
	2009	2008	2007
Expected federal income tax at statutory rate	34.0%	35.0%	34.0%
State income taxes, net of federal tax effect	2.1	4.2	6.8
Valuation allowance	(20.8)	—	—
Warrant expense	—	—	1.4
Equity compensation	(.2)	1.8	1.6
Other	(1.0)	1.8	(1.9)

	14.1%	42.8%	41.9%

     Deferred income taxes reflect the available tax carryforwards, which begin to expire in fiscal 2029, and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2009 and 2008 are as follows (in thousands):

	Fiscal Years ended March 31,
	2009	2008
Net deferred tax asset (liability) — current
Collectibility reserves	$7,970	$6,886
Reserve for inventory write-off	1,263	565
Reserve for sales discounts	58	154
Accrued vacations	313	381
Inventory — uniform capitalization	147	154
Incentive based deferred compensation	776	798
Other	226	162
Net operating loss carryforward	3,535	—

Subtotal deferred tax asset — current	14,288	9,100
Valuation allowance	(8,069)	—

Total deferred tax asset — current	6,219	9,100

Net deferred tax asset (liability) — non-current
Incentive based deferred compensation	—	1,324
Stock based compensation	396	262
Book/tax intangibles amortization	25,041	(3,915)
Book/tax depreciation	(2,280)	(791)
Other	505	14

Subtotal deferred tax asset (liability) — non-current	23,662	(3,106)
Valuation allowance	(13,363)	—

Total deferred tax (liability) — non-current	10,299	(3,106)

Total deferred tax asset	$16,518	$5,994

     During the years ended March 31, 2009 and 2008, $1,000 and $67,000, respectively, was recorded in common stock in accordance with SFAS 123R or APB No. 25 reflecting the tax difference relating to employee stock option transactions.
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in no impact to retained earnings for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2008, interest accrued was approximately $56,000, which is net of federal and state tax benefits. During the year ended March 31, 2009, an additional $230,000 of UTB’s were accrued, which is net of $57,000 of federal and state income tax benefits. As of March 31, 2009, interest accrued was $127,000 and total UTB’s, net of deferred federal and state income tax benefits, that would impact the effective tax rate if recognized, was $964,000.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2009 is as follows (in thousands):

Balance at April 1, 2008	$880
Gross increases related to prior year tax positions	101
Gross increases related to current year tax positions	203
Decrease related to statue of limitations lapses	(18)

Balance at March 31, 2009	$1,166

     The Company’s federal income tax returns for tax years ending in 2006 through 2009 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statues of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2003 through 2009. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2010.
     For the years ended March 31, 2009 and 2008, the Company recorded income tax benefit from continuing operations of $14.5 million and income tax expense from continuing operations of $5.3 million, respectively. The effective income tax rate for the year ended March 31, 2009 was 14.1%, compared to 42.8% for the year ended March 31, 2008.
     For the year ended March 31, 2009, the effective tax rate from discontinued operations was zero compared to 3.3% for the year ended March 31, 2008. The Company reversed its $1.0 million valuation allowance related to its capital loss carryforward during fiscal 2008. The sale of the Company’s discontinued operations resulted in a net capital gain, which allowed for the utilization of prior capital losses. The reversal of the valuation allowance is reflected in discontinued operations in the Consolidated Statements of Operations.
     The Company’s overall effective tax rate, including both continuing and discontinued operations, was 14.1%, 35.7% and 41.5% for the years ended March 31, 2009, 2008 and 2007, respectively. The change in the effective tax rate for the year ended March 31, 2009 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets of $21.4 million during the year ended March 31, 2009.
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
     As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2009, the Company had a net deferred tax asset position before valuation allowance of $37.9 million which is composed of temporary differences, primarily related to the book write-off of certain intangibles, and net operating loss carryforwards, which will begin to expire in fiscal 2029. Management has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance for a portion of the net deferred tax assets has been recorded.

     The Company recorded a deferred tax asset valuation allowance during fiscal 2009 of $21.4 million, which is included in income tax expense for the year ended March 31, 2009. The Company carried no valuation allowance against these deferred tax assets at March 31, 2008.
Note 20 Shareholders’ Equity
     The Company’s Article of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the fiscal years ended March 31, 2009 and 2008.
Note 21 Private Placement Warrants
     As of March 31, 2009 and 2008, the Company had 1,596,001 warrants outstanding. All of these warrants were issued in connection with a private placement completed March 21, 2006, and include warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years, are exercisable at $4.50 per share, and provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property. In addition, the Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days.
Note 22 Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options remaining under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the Plans are all employees (including officers and directors), non-employee directors, consultants and independent contractors.
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
     The Company adopted the 1992 Stock Option Plan and 2004 Stock Plan to attract and retain persons to perform services for the Company by providing an incentive to these persons through equity participation in the Company and by rewarding such persons who contribute to the achievement of the Company’s economic objectives. Eligible recipients are all employees including, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 5.2 million shares and 4.0 million shares, respectively, of common stock have been authorized and reserved for issuance under the Plans. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Plan terminates in September 2014. There are 1,334,672 shares remaining for grant under the 2004 Stock Plan at March 31, 2009.

     The Company is authorized to grant, among other equity instruments, stock options and restricted stock grants under the 2004 Stock Plan. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee of the Board of Directors. Vesting for performance-based stock awards is subject to the performance criteria being achieved.
     On April 1 of each year, each director who is not an employee of the Company is granted an option to purchase 6,000 shares of common stock under the 2004 Stock Plan, with an exercise price equal to fair market value. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and provides for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.
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
Stock Options
     Option activity for the Plans for the years ended March 31, 2009, 2008 and 2007 are summarized as follows:

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	March 31, 2009		March 31, 2008		March 31, 2007
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Options outstanding, beginning of period:	3,132,499	$6.78	3,601,700	$6.92	3,341,100	$7.17
Granted	782,500	0.83	429,000	2.68	842,000	4.79
Exercised	(9,600)	1.26	(237,448)	1.48	(301,200)	1.55
Canceled	(739,871)	4.65	(660,753)	6.77	(280,200)	9.32

Options outstanding, end of period	3,165,528	5.74	3,132,499	6.78	3,601,700	6.92

Options exercisable, end of period	2,071,203	$7.79	2,296,565	$7.89	2,634,933	$7.86

Shares available for future grant, end of period	1,334,672		1,827,501		461,000
     The weighted average remaining contractual term for options outstanding was 6.4 years and exercisable was 5.0 years at March 31, 2009
     The total intrinsic value of stock options exercised during the year ended March 31, 2009 was $5,000. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of

$0.44 as of March 31, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for both options outstanding and exercisable at March 31, 2009 was zero. There were no in-the-money options exercisable as of March 31, 2009.
     As of March 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $817,000, which is expected to be recognized over the next 1.14 years on a weighted-average basis.
     During the years ended March 31, 2009, 2008 and 2007, the Company received cash from the exercise of stock options totaling $12,000, $190,000 and $466,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during the year ended March 31, 2009.
Restricted Stock
     Restricted stock granted to employees typically has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria have been met. The value of the restricted stock is established by the market price on the date of the grant or if based on performance criteria, on the date it is determined the performance criteria will be met. Restricted stock awards vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of common stock.
     A summary of the Company’s restricted stock activity for the years ended March 31, 2009, 2008 and 2007 are summarized as follows:

	Fiscal year ended		Fiscal year ended		Fiscal year ended
	March 31, 2009		March 31, 2008		March 31, 2007
		Weighted		Weighted		Weighted
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested, beginning of period:	171,917	$3.02	120,000	$4.68	—	$—
Granted	390,250	0.69	131,000	2.41	151,000	4.60
Vested	(63,932)	3.23	(73,333)	4.41	(6,000)	4.29
Forfeited	(53,080)	1.11	(5,750)	2.41	(25,000)	4.29

Unvested, end of period	445,155	$1.18	171,917	$3.02	120,000	$4.68

     The weighted average remaining contractual term for restricted stock awards outstanding at March 31, 2009 was 9.4 years.
     The total fair value of shares vested during the years ended March 31, 2009, 2008 and 2007 was approximately $52,000, $271,000 and $26,000, respectively.
     As of March 31, 2009, total compensation cost related to non-vested restricted stock awards not yet recognized was $418,000 which is expected to be recognized over the next 1.40 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the year ended March 31, 2009.
Restricted Stock Units — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units was contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. The restricted stock units’ calculated estimated fair value was based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. After vesting, the restricted stock units were to be settled by the issuance of Company common stock certificates in exchange for the restricted stock units. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), were to be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target is achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount recorded for the years ended March 31, 2009, 2008 and 2007 was a $21,000 recovery, $113,000 expense and $113,000 expense, respectively, based upon the number of units granted. During fiscal 2009, the Company adjusted the forfeiture rate and reduced stock based compensation expense by $134,000 based on actual terminations of recipients. The

Company did not achieve the TSR target at March 31, 2009, and therefore zero shares were issued and all restricted stock units were forfeited in accordance with this plan.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the years ended March 31, 2009, 2008 and 2007 were calculated using the following assumptions:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
Expected life (in years)	5.0	5.0	5.0
Expected volatility	66%	67%	69%
Risk-free interest rate	2.51–2.87%	2.53–5.02%	4.45–5.19%
Expected dividend yield	0.0%	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures for the years ended March 31, 2009, 2008 and 2007 was $1.0 million, $1.1 million and $910,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 23 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan (the plan) for eligible employees which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 50% of employee’s contributions up to the first 4% of their base pay, annually. The Company’s contributions charged to expense were $324,000, $450,000 and $445,000 for the years ended March 31, 2009, 2008, and 2007, respectively. The Company’s matching contributions vest over three years.
Note 24 Commitments and Contingencies
Leases
     The Company leases substantially all of its office, warehouse and distribution facilities. The terms of the lease agreements generally range from 2 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $2.9 million, $3.6 million and $3.2 million for the years ended March 31, 2009, 2008 and 2007, respectively.

     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2009 (in thousands):

2010	$2,868
2011	2,519
2012	2,534
2013	2,568
2014	2,619
Thereafter	11,170

$24,278

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
Note 25 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2009 and 2008, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2009	March 31, 2008
Computer and office equipment	$314	$487
Less: accumulated amortization	113	392

Net property and equipment	$201	$95

     Amortization expense for the periods ended March 31, 2009, 2008 and 2007 was $100,000, $132,000 and $161,000, respectively. Future minimum lease payments, excluding additional costs such as real estate taxes, insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2010	$106
2011	55
2012	47
2013	23

Total minimum lease payments	$231
Less: amounts representing interest at rates ranging from 6.9% to 31.6%	26

Present value of minimum capital lease payments	$205
Less: current installments	90

Obligations under capital lease, less current installments	$115

Note 26 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $307,000, $478,000 and $1.1 million for this obligation during each of the years ended March 31, 2009, 2008 and 2007, respectively. At March 31, 2009 and 2008, outstanding balances due under this arrangement were $815,000 and $1.6 million, respectively, which amounts have been fully accrued.
     The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Company pays annually $1.3 million, plus interest at 8%, for three years. At March 31, 2009 and 2008, outstanding balances due under this arrangement were $1.3 million and $4.0 million, respectively, which amounts have been fully accrued.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout is contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company paid $22,000, $134,000 and $134,000 during the years ended March 31, 2009, 2008 and 2007, respectively and accrued zero and $22,000 at March 31, 2009 and 2008, respectively. The Company has no further obligation under this agreement as of March 31, 2009.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. This amount was accrued and expensed during the year ended March 31, 2009.
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
Note 27 Major Customers
     The Company has two major customers who accounted for 51% of net sales for fiscal 2009, of which each customer accounts for over 10% of net sales. These customers accounted for 44% of net sales for fiscal 2008 and 34% of net sales in fiscal 2007.
Note 28 Business Segments
     The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intercompany sales are made at market prices. The Company’s corporate office maintains a majority of the Company’s cash under its cash management policy.

     Navarre operates two business segments: publishing and distribution.
     Through the publishing segment the Company owns or licenses various PC software and DVD video titles, and other related merchandising and broadcasting rights. The publishing segment packages, brands, markets and sells directly to retailers, third party distributors, and the Company’s distribution segment.
     Through the distribution segment, the Company distributes and provides fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games and accessories and independent music labels (through May 2007). These vendors provide the Company with products, which are in turn distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     The following table provides information by business segment for the years ended March 31, 2009, 2008 and 2007 (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Fiscal Year 2009
Net sales	$102,828	$592,893	$(64,730)	$630,991
Income (loss) from continuing operations	(98,261)	1,143	—	(97,118)
Income (loss) from continuing operations before income taxes	(102,433)	(484)	—	(102,917)
Depreciation and amortization expense	6,912	4,060	—	10,972
Restructuring, impairment and other charges	110,511	591	—	111,102
Capital expenditures	584	2,960	—	3,544
Total assets	50,204	131,401	1,564	183,169

	Publishing	Distribution	Eliminations	Consolidated
Fiscal Year 2008
Net sales	$117,423	$611,007	$(69,958)	$658,472
Income from continuing operations	12,693	5,138	—	17,831
Income from continuing operations before income taxes	8,449	3,880	—	12,329
Depreciation and amortization expense	6,307	3,280	—	9,587
Restructuring, impairment and other charges	—	—	—	—
Capital expenditures	1,100	7,462	—	8,562
Total assets	176,907	221,912	(115,357)	283,462

	Publishing	Distribution	Eliminations	Consolidated
Fiscal Year 2007
Net sales	$126,651	$587,881	$(69,742)	$644,790
Income from continuing operations	10,089	6,273	—	16,362
Income (loss) from continuing operations before income taxes	10,517	(4,319)	—	6,198
Depreciation and amortization expense	8,342	2,616	—	10,958
Restructuring, impairment and other charges	—	—	—	—
Capital expenditures	498	6,555	—	7,053
Total assets	155,742	235,623	(103,140)	288,225

Note 29 Quarterly Data — Seasonality (Unaudited)
     The Company’s quarterly operating results fluctuate significantly and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Historically, more than 30% of the Company’s sales and substantial portions of the Company’s profits have been earned in the third fiscal quarter.
     The 2008 holiday season was disappointing to most retailers and distributors as consumers remained cautious about discretionary spending. As a result, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downtown in the economy, particularly during the third quarter of fiscal 2009.
     The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the periods ended March 31, 2009 and March 31, 2008 (in thousands, except per share amounts):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2009
Net sales	$142,025	$170,296	$171,580	$147,090
Gross profit (loss)	22,126	24,230	(1,154)	21,845
Income (loss) from operations	2,753	(70,191)	(31,965)	2,285
Net income (loss) from continuing operations	627	(44,508)	(47,724)	3,171
Discontinued operations, net of tax
Gain (loss) on sale of discontinued operations	—	—	—	—
Loss from discontinued operations	—	—	—	—

Net income (loss)	$627	$(44,508)	$(47,724)	$3,171

Basic earnings (loss) per common share:
Continuing operations	$0.02	$(1.23)	$(1.32)	$0.09
Discontinued operations	$—	$—	$—	$—

Net income (loss)	$0.02	$(1.23)	$(1.32)	$0.09

Diluted earnings (loss) per common share:
Continuing operations	$0.02	$(1.23)	$(1.32)	$0.09
Discontinued operations	$—	$—	$—	$—

Net income (loss)	$0.02	$(1.23)	$(1.32)	$0.09

Restructuring, impairment and other charges	—	73,412	34,582	3,108

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2008
Net sales	$137,022	$143,715	$217,547	$160,188
Gross profit	23,983	22,061	31,634	23,881
Income (loss) from operations	4,603	1,625	8,622	2,981
Net income from continuing operations	1,906	222	4,009	919
Discontinued operations, net of tax
Gain (loss) on sale of discontinued operations	4,647	(3)	70	178
Loss from discontinued operations	(1,109)	(594)	(176)	(411)

Net income (loss)	$5,444	$(375)	$3,903	$686

Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$0.11	$0.03
Discontinued operations	$0.10	$(0.02)	$—	$(0.01)

Net income (loss)	$0.15	$(0.01)	$0.11	$0.02

Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.01	$0.11	$0.03
Discontinued operations	$0.10	$(0.02)	$—	$(0.01)

Net income (loss)	$0.15	$(0.01)	$0.11	$0.02

Restructuring, impairment and other charges	—	—	—	—

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,332	$742	$(345)	$1,729
Allowance for sales returns	9,350	14,177	(11,560)	11,967
Allowance for MDF and sales discounts	4,736	16,417	(15,839)	5,314

Total	$15,418	$31,336	$(27,744)	$19,010

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$32	$264	$1,332
Allowance for sales returns	11,983	10,373	(13,006)	9,350
Allowance for MDF and sales discounts	5,265	17,721	(18,250)	4,736

Total	$18,284	$28,126	$(30,992)	$15,418

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,532	$3,761	$(4,257)	$1,036
Allowance for sales returns	12,163	14,669	(14,849)	11,983
Allowance for MDF and sales discounts	4,736	20,533	(20,004)	5,265

Total	$18,431	$38,963	$(39,110)	$18,284