Form 10-Q
period 2009-06-30
NAVARRE CORP /MN/
filed 2009-08-13
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 11, 2009

Common Stock, No Par Value	36,260,116 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Note)
Assets:
Current assets:
Marketable securities	$1,030	$1,024
Accounts receivable, less allowances of $19,035 and $19,010, respectively	57,314	72,817
Inventories	34,427	26,732
Prepaid expenses and other current assets	11,252	11,090
Income tax receivable	4,620	4,866
Deferred tax assets – current, net	4,074	6,219

Total current assets	112,717	122,748
Property and equipment, net of accumulated depreciation of $17,943 and $16,704, respectively	14,959	15,957
Software development costs	1,103	677
Other assets:
Intangible assets, net of amortization of $25,913 and $25,364, respectively	2,855	3,406
License fees, net of amortization of $23,789 and $21,570, respectively	17,664	17,728
Production costs, net of amortization of $13,160 and $12,223, respectively	9,112	8,408
Deferred tax assets – non-current, net	10,556	10,299
Other assets	3,685	3,946

Total assets	$172,651	$183,169

Liabilities and shareholders’ equity:
Current liabilities:
Note payable – line of credit	$23,229	$24,133
Capital lease obligation – short term	82	90
Accounts payable	91,880	106,708
Checks written in excess of cash balance	153	297
Deferred compensation	1,951	2,149
Accrued expenses	12,569	11,504

Total current liabilities	129,864	144,881
Long-term liabilities:
Capital lease obligation – long-term	101	115
Income taxes payable	1,260	1,166

Total liabilities	131,225	146,162
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value:
Authorized shares – 100,000,000; issued and outstanding shares – 36,260,116 at both June 30, 2009 and March 31, 2009	161,391	161,134
Accumulated deficit	(119,965)	(124,126)
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	41,426	37,007

Total liabilities and shareholders’ equity	$172,651	$183,169

Note: The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Net sales	$134,306	$142,025
Cost of sales (exclusive of depreciation and amortization)	110,742	119,899

Gross profit	23,564	22,126
Operating expenses:
Selling and marketing	5,155	5,715
Distribution and warehousing	2,076	2,884
General and administrative	8,028	8,453
Depreciation and amortization	1,789	2,321

Total operating expenses	17,048	19,373

Income from operations	6,516	2,753
Other income (expense):
Interest expense	(719)	(1,615)
Interest income	7	15
Other income (expense), net	451	(98)

Net income before income tax	6,255	1,055
Income tax expense	(2,094)	(428)

Net income	$4,161	$627

Earnings per common share:
Basic	$0.11	$0.02

Diluted	$0.11	$0.02

Weighted average shares outstanding:
Basic	36,237	36,186
Diluted	36,347	36,250
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$4,161	$627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,789	2,321
Amortization of debt acquisition costs	109	72
Write-off of debt acquisition costs	—	490
Amortization of license fees	2,219	1,052
Amortization of production costs	936	781
Change in deferred revenue	92	525
Share-based compensation expense	257	288
Deferred income taxes	1,888	1,165
Deferred compensation expense	(198)	208
Other	20	(2)
Changes in operating assets and liabilities:
Accounts receivable	15,503	(11,722)
Inventories	(7,695)	(9,392)
Prepaid expenses	(162)	(1,753)
Income taxes receivable	246	(1,206)
Other assets	227	201
Production costs	(1,640)	(1,579)
License fees	(2,155)	(2,389)
Accounts payable	(14,828)	13,991
Income taxes payable	94	67
Accrued expenses	973	(3,692)

Net cash (used in) provided by operating activities	1,836	(9,947)
Investing activities:
Purchases of property and equipment	(242)	(2,444)
Purchases of intangible assets	—	(239)
Purchases of software development	(426)	—
Proceeds from sale of intangible assets	2	—
Sale of marketable equity securities	—	1,654

Net cash used in investing activities	(666)	(1,029)
Financing activities:
Proceeds from note payable, line of credit	68,141	59,545
Payments on note payable, line of credit	(69,045)	(42,128)
Repayments of note payable	—	(9,744)
Payment of deferred compensation	—	(1,654)
Checks written in excess of cash	(144)	524
Debt acquisition costs	(100)	—
Repayments of capital lease obligations	(22)	(24)
Other	—	12

Net cash (used in) provided by financing activities	(1,170)	6,531

Net decrease in cash	—	(4,445)
Cash at beginning of period	—	4,445

Cash at end of period	$—	$—

Supplemental cash flow information:
Cash paid for (received from):
Interest	$546	$1,372
Income taxes, net of refunds	(113)	412
Supplemental schedule of non-cash investing and financing activities:
Debt acquisition costs included in accounts payable	—	200
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes physical and digital home entertainment and multimedia products, including PC software, DVD video, and video games and accessories. The business is divided into two business segments — publishing and distribution. The publishing business consists of Encore Software, Inc. (“Encore”), FUNimation Productions, Ltd. (“FUNimation”) and BCI Eclipse Company, LLC (“BCI”). In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
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
     All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries, Encore, FUNimation and BCI (collectively referred to herein as the “Company”).
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three months ended June 30, 2009 and 2008. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
     The Company’s publishing business, at times, provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.
     The Company’s distribution customers, at times, qualify for certain price protection benefits from the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenue with corresponding reductions in cost of sales.
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
Recently Issued Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. We adopted SFAS No. 165 during fiscal 2010, with no impact to our consolidated financial statements other than subsequent event footnote disclosures (see further disclosure in Note 22).
     In June 2009, the FASB issued Statements of Financial Standards No. 166 (“SFAS No. 166”), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. This Statement eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 166 in fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In June 2009, the FASB also published Statements of Financial Standards No 167 (“SFAS No. 167”), Consolidation of Variable Interest Entities an amendment to FIN 46(R). SFAS No. 167 addresses the effects of eliminating the qualified special purpose entity concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 167 is fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In July 2009, the FASB issued Statements of Financial Standards No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will become the source of authoritative non-SEC authoritative GAAP. SFAS No. 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission. Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered. SFAS No. 168, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009 and we will adopt SFAS No. 168 during the period ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
Note 2 — Marketable Securities
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

     Marketable securities at June 30, 2009 consist of corporate bonds and a money market fund which are held in a Rabbi trust which was established for the payment of deferred compensation for a former Chief Executive Officer (see further disclosure in Note 20).
     The Company classifies these securities as available-for-sale and at June 30, 2009 and March 31, 2009 recorded these at fair value using Level 1 quoted market prices. Unrealized holding gains and losses on available-for-sale securities were excluded from income and were reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, would be charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities was determined by Level 1 quoted market prices. Dividend and interest income were recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in income and were derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of June 30, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Corporate bonds	$411	$—	$—
Money market fund	619	—	—

	$1,030	$—	$—

	As of March 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$712	$1	$2
Money market fund	312	—	—

	$1,024	$1	$2

     The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. At June 30, 2009 and March 31, 2009, all the marketable securities were classified as current. Contractual maturities of available-for-sale debt securities at June 30, 2009 ranged between August 2009 and January 2010.
Note 3 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options remaining under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2009.

Stock Options
     A summary of the Company’s stock option activity as of June 30, 2009 and changes during the three months ended June 30, 2009 is summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,165,528	$5.74
Granted	63,000	0.66
Exercised	—	—
Canceled	(225,495)	6.69

Options outstanding, end of period	3,003,033	$5.56

Options exercisable, end of period	1,922,006	$7.72

Shares available for future grant, end of period	1,441,667
     The weighted average remaining contractual term for options outstanding was 6.3 years and for options exercisable was 4.9 years at June 30, 2009.
     The total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 were zero and $5,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.65 as of June 30, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $630,000 and for options exercisable was zero at June 30, 2009. The total number of in-the-money options exercisable as of June 30, 2009 and 2008 was 674,000 and 700 options, respectively.
     As of June 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $633,000, which is expected to be recognized over the next 1.1 years on a weighted-average basis.
     During the three months ended June 30, 2009 and 2008, the Company received cash from the exercise of stock options totaling zero and $12,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the three months ended June 30, 2009 or 2008.
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
     A summary of the Company’s restricted stock activity as of June 30, 2009 and of changes during the three months ended June 30, 2009 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	445,155	$1.18
Granted	—	—
Vested	—	—
Forfeited	(5,583)	1.10

Unvested, end of period	439,572	$1.18

     The weighted average remaining contractual term for restricted stock awards outstanding at June 30, 2009 was 9.1 years.
     No shares vested during either the three months ended June 30, 2009 or 2008.
     As of June 30, 2009 total compensation cost related to non-vested restricted stock awards not yet recognized was $345,000 which is expected to be recognized over the next 1.3 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the three month periods ended June 30, 2009 and 2008.
Restricted Stock Units — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units was contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), were to be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target was achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. The amount recorded for the three months ended June 30, 2008 was $28,000 based upon the number of units granted. The Company did not achieve the TSR targets at March 31, 2009, and therefore zero shares were issued and all restricted stock units were forfeited at that time.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three months ended June 30, 2009 and 2008 were calculated using the following assumptions:

	Three Months Ended
	June 30,
	2009	2008
Expected life (in years)	5.0	5.0
Expected volatility	71%	65%
Risk-free interest rate	1.65-2.93%	2.65%
Expected dividend yield	0.0%	0.0%
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption. The Company believes this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three months ended June 30, 2009 and 2008 was $257,000 and $288,000, respectively, and was included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 4 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:
     (In thousands, except per share data)

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net income	$4,161	$627

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,237	36,186
Dilutive securities: Employee stock options and warrants	110	64

Denominator for diluted earnings per share—adjusted weighted-average shares	36,347	36,250

Net earnings per share:
Basic earnings per share	$0.11	$0.02

Diluted earnings per share	$0.11	$0.02

     Approximately 2.9 million and 3.2 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, because the exercise prices of the stock options and restricted stock awards were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     The effect of the inclusion of warrants for the both the three months ended June 30, 2009 and 2008 would have been anti-dilutive. Approximately 1.6 million warrants were excluded for both the three month periods ended June 30, 2009 and 2008, because the exercise prices of the warrants was greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 5 — Shareholders’ Equity
     The Company’s Article of Incorporation authorizes 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during either the three months ended June 30, 2009 or 2008.
Note 6 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Trade receivables	$70,850	$86,345
Vendor receivables	2,758	2,894
Other receivables	2,741	2,588

	76,349	91,827
Less: allowance for doubtful accounts and sales discounts	5,874	7,043
Less: allowance for sales returns, net margin impact	13,161	11,967

Total	$57,314	$72,817

Note 7 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Finished products	$29,199	$20,437
Consigned inventory	1,813	1,868
Raw materials	3,415	4,427

Total	$34,427	$26,732

     Consigned inventory represents the Company’s finished goods inventory at customers’ locations, where revenue recognition criteria have not been met.
Note 8 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Prepaid royalties	$9,284	$9,826
Other	1,968	1,264

Total	$11,252	$11,090

Note 9 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Furniture and fixtures	$1,306	$1,306
Computer and office equipment	17,825	17,782
Warehouse equipment	10,116	10,116
Production equipment	1,346	1,296
Leasehold improvements	2,086	2,081
Construction in progress	223	80

Total	32,902	32,661
Less: accumulated depreciation and amortization	17,943	16,704

Net property and equipment	$14,959	$15,957

Note 10 — Capitalized Software Development Costs
     The Company incurs software development costs in the publishing segment. The Company accounts for these costs in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software development costs include third-party contractor fees and overhead costs. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. Unamortized software development costs were $1.1 million and $677,000 at June 30, 2009 and March 31, 2009, respectively.

Note 11 — Intangible Assets
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of three years for masters, seven and one half years for license relationships and seven years for the domain name and are valued as follows (in thousands):

	As of June 30, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,084	$8,084	$—
License relationships	20,078	17,798	2,280
Domain name	70	31	39
Trademarks (not amortized)	536	—	536

	$28,768	$25,913	$2,855

	As of March 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,086	$7,986	$100
License relationships	20,078	17,350	2,728
Domain name	70	28	42
Trademarks (not amortized)	536	—	536

	$28,770	$25,364	$3,406

     Aggregate amortization expense for the three months ended June 30, 2009 and 2008 was $549,000 and $1.2 million, respectively.
     Based on the intangibles in service as of June 30, 2009, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2010	$ 1,354
2011	425
2012	237
2013	303
Thereafter	—
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $750,000 and $650,000 at June 30, 2009 and March 31, 2009, respectively. Accumulated amortization amounted to approximately $217,000 and $108,000 at June 30, 2009 and March 31, 2009, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During the first three months of fiscal 2009, the Company wrote-off $490,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility, which are included in interest expense.
Note 12 — License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
License fees	$41,453	$39,298
Less: accumulated amortization	23,789	21,570

Total	$17,664	$17,728

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
     Amortization of license fees for the three months ended June 30, 2009 and 2008 was $2.2 million and $1.1 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 13 — Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Production costs	$22,272	$20,631
Less: accumulated amortization	13,160	12,223

Total	$9,112	$8,408

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
     Amortization of production costs for the three months ended June 30, 2009 and 2008 was $937,000, and $781,000, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 14 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Compensation and benefits	$4,227	$3,263
Royalties	3,054	3,056
Rebates	1,898	1,264
Rent	1,241	1,249
Deferred revenue	395	303
Interest	103	39
Other	1,651	2,330

Total	$12,569	$11,504

Note 15 — Bank Financing and Debt
     At June 30, 2009, the Company was a party to a credit agreement which provides for a $65.0 million revolving credit facility (through June 30, 2010), which is subject to certain borrowing base requirements. The revolving facility is available for working capital and general corporate needs. The revolving facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. At June 30, 2009 and March 31, 2009 the Company had $23.2 million and $24.1 million, respectively, outstanding. At June 30, 2009, based on the facility’s borrowing base and other requirements, the Company had excess availability of $9.3 million.
     In association with the revolving credit facility, the Company also pays certain facility and agent fees. Weighted average interest on the credit agreement was at 5.1% and 5.6% at June 30, 2009 and March 31, 2009, respectively, and is payable monthly.

     Under the revolving credit facility the Company is required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that were used to determine the Company’s overall financial stability as well as limitations on its capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At June 30, 2009, the Company was in compliance with all covenants under the revolving credit facility.
Letter of Credit
     The Company is party to a letter of credit totaling $250,000 related to a vendor at both June 30, 2009 and March 31, 2009. In the Company’s past experience, no claims have been made against these financial instruments.
Note 16 — Private Placement Warrants
     As of June 30, 2009 and March 31, 2009, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $4.50 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
Note 17 — Income Taxes
     The Company adopted the provisions of FIN 48 on April 1, 2007. The adoption of FIN 48 resulted in no impact to accumulated deficit for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000, which was net of federal and state tax benefits. During the three months ended June 30, 2009 an additional $73,000 of UTB’s were accrued, which was net of $20,000 of deferred federal and state income tax benefits. As of June 30, 2009, interest accrued was $142,000 and total UTB’s, net of deferred federal and state income tax benefits, that would impact the effective tax rate if recognized, were $1.0 million.
     The Company’s federal income tax returns for tax years ending in 2006 through 2009 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2003 through 2009. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2010.
     For the three months ended June 30, 2009 and 2008, the Company recorded income tax expense of $2.1 million and $428,000, respectively. The effective income tax rate for the three months ended June 30, 2009 was 33.5%, compared to 40.6% for the three months ended June 30, 2008.
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
     As a result of the current market conditions and their impact on the Company’s future outlook, during the fiscal year ended March 31, 2009, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets have become unfavorable. Management considered the positive and negative evidence for the potential utilization of the net deferred tax asset and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, at March 31, 2009, a valuation allowance for a portion of the net deferred tax assets of $21.4 million was recorded and was included in income tax expense for the year ended March 31, 2009.
     As of June 30, 2009, the Company had a net deferred tax asset position, before valuation allowance, of $35.8 million. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards, which will begin to expire in fiscal 2029. At June 30, 2009, the Company continued to carry a $21.2 million valuation allowance against these deferred tax assets.
Note 18 — Commitments and Contingencies
Leases
     The Company leases primarily all of its distribution facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $731,000 and $724,000 for the three months ended June 30, 2009 and 2008, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of June 30, 2009 (in thousands):

Remainder of fiscal 2010	$2,194
2011	2,543
2012	2,518
2013	2,516
2014	2,502
Thereafter	10,198

$22,471

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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal, non-public investigation, the Company has cooperated fully with the SEC’s requests.
Note 19 — Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At June 30, 2009 and March 31, 2009, leased capital assets included in property and equipment were as follows (in thousands):

	June 30, 2009	March 31, 2009
Computer and office equipment	$314	$314
Less: accumulated amortization	144	113

Net property and equipment	$170	$201

     Amortization expense for the periods ended June 30, 2009 and 2008 was $16,000 and $19,000, respectively. Future minimum lease payments, excluding additional costs such as real estate taxes, insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2010	$80
2011	55
2012	47
2013	23

Total minimum lease payments	$205
Less: amounts representing interest at rates ranging from 6.9% to 31.6%	22

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $82 and $101, respectively	$183

Note 20 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $40,000 and $81,000 for this obligation during the three months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $617,000 and $815,000, respectively.
     The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust pays annually $1.3 million, plus interest at 8%, for three years. At both June 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $1.3 million.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company made no payments during the three months ended June 30, 2009 as the final $22,000 was paid during the three months ended June 30, 2008. The Company has no further obligation under this agreement.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. At June 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $7,000 and $10,000, respectively.
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
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended June 30, 2009
Net sales	$24,865	$121,396	$(11,955)	$134,306
Income from operations	6,152	364	—	6,516
Net income, before income tax	5,587	668	—	6,255
Depreciation and amortization expense	732	1,057	—	1,789
Capital expenditures	99	143	—	242
Total assets	57,984	120,819	(6,152)	172,651

	Publishing	Distribution	Eliminations	Consolidated
Three months ended June 30, 2008
Net sales	$27,418	$133,095	$(18,488)	$142,025
Income (loss) from operations	3,444	(691)	—	2,753
Net income (loss), before income tax	2,431	(1,376)	—	1,055
Depreciation and amortization expense	1,386	935	—	2,321
Capital expenditures	242	2,202	—	2,444
Total assets	161,021	143,189	(1,021)	303,189
Note 22 — Subsequent Events
     The Company evaluated its June 30, 2009 consolidated financial statements for subsequent events through August 13, 2009, the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Our business is divided into two business segments – publishing and distribution. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to a retail channel for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business. Our publishing business currently consists of Encore, FUNimation and BCI. Encore licenses and publishes personal productivity, genealogy, utility, education and interactive gaming PC products. FUNimation is the leading provider of anime home video products in the United States. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
     Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include PC software, DVD video, video games and accessories and by our publishing business. These vendors provide us with products which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
Executive Summary
     Consolidated net sales for the first quarter of fiscal 2010 decreased 5.4% to $134.3 million compared to $142.0 million for the first quarter of fiscal 2009. The decrease in net sales was related to the wind down of BCI in fiscal 2009 which generated $4.4 million in net sales during the first quarter of fiscal 2009 compared to $136,000 during the first quarter of fiscal 2010, overall deteriorating economic conditions and the loss of sales to a large retailer that filed for bankruptcy during fiscal 2009 and subsequently decided to liquidate.
     Our gross profit was $23.6 million or 17.5% of net sales in the first quarter of fiscal 2010 compared to $22.1 million or 15.6% of net sales for the same period in fiscal 2009. The 1.9% increase in gross profit margin and $1.5 million increase in gross profit was due principally to product sales mix which included increased sales of higher margin products within both the publishing and distribution segments as well as an agent fee received in connection with a major licensing agreement.
     Total operating expenses for the first quarter of fiscal 2010 were $17.0 million or 12.6% of net sales, compared to $19.4 million or 13.6% of net sales in the same period for fiscal 2009. We experienced a decrease in all expense categories due to the wind down of BCI in fiscal 2009, company-wide expense reduction initiatives, which included workforce reductions and operational efficiencies, and a reduction in enterprise resource planning (“ERP”) expenses for systems that were implemented in fiscal 2009.
     Net income for the first quarter of fiscal 2010 was $4.2 million or $0.11 per diluted share compared to $627,000 or $0.02 per diluted share for the same period last year.
     The restructuring activities that we undertook during fiscal 2009, including personnel reductions and the winding down of the budget DVD video publishing business, have created an operating platform with a reduced expense base. In addition to improving profitability through expense-reduction initiatives, we anticipate that such initiatives will allow us to focus greater attention on maximizing the results of the more profitable areas of our business.

     Despite the challenges facing the economy as a whole, we are committed to licensing, acquisition of content and driving sales and efficiencies. We intend to monitor the current business environment in order to adjust our strategies appropriately.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We have relied on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement currently provides for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility, which was paid in full in connection with the Third Amendment of the GE revolving facility on June 12, 2008.
     At June 30, 2009 and March 31, 2009 we had $23.2 million and $24.1 million, respectively, outstanding on the revolving facility and, based on the facility’s borrowing base and other requirements, $9.3 million and $16.2 million, respectively, was available.
     In association with the revolving credit facility, the Company also pays certain facility and agent fees. Weighted average interest under the revolving facility was at 5.1% and 5.6% at June 30, 2009 and March 31, 2009, respectively, and is payable monthly.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; some revenues are dependent on consumer preferences and demand; a continued deterioration in businesses of significant customers, due to weak economic conditions, could harm the Company’s business; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could effect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; further impairment in the carrying value of the Company’s assets could negatively affect consolidated results of operations; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in publishing and distribution, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; future acquisitions could disrupt business; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreement limits our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the Company may fail to meet the Nasdaq Global Market requirements and therefore its common stock could be delisted; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2009 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, production costs and license fees, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended
	June 30,
	(Unaudited)
(In thousands)	2009	2008
Net sales:
Publishing	$24,865	$27,418
Distribution	121,396	133,095

Net sales before inter-company eliminations	146,261	160,513
Inter-company sales	(11,955)	(18,488)

Net sales as reported	$134,306	$142,025

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended
	June 30,
	(Unaudited)

	2009	2008

Net sales:
Publishing	18.5%	19.4%
Distribution	90.4	93.6
Inter-company sales	(8.9)	(13.0)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	82.5	84.4

Gross profit	17.5	15.6

Operating expenses
Selling and marketing	3.8	4.0
Distribution and warehousing	1.5	2.0
General and administrative	6.0	6.0
Depreciation and amortization	1.3	1.6

Total operating expenses	12.6	13.6

Income from operations	4.9	2.0
Interest expense	(0.5)	(1.1)
Other income (expense), net	0.3	(0.1)

Net income – before taxes	4.7	0.8
Income tax expense	(1.6)	(0.3)

Net income	3.1%	0.5%

Publishing Segment
     The publishing segment includes Encore, FUNimation and BCI. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
Fiscal 2010 First Quarter Results Compared To Fiscal 2009 First Quarter
Net Sales
     Net sales for the publishing segment were $24.9 million (before inter-company eliminations) for the first quarter of fiscal 2010 compared to $27.4 million (before inter-company eliminations) for the first quarter of fiscal 2009. The 9.3% decrease in net sales over the prior year quarter was primarily due to the wind down of BCI in fiscal 2009 which generated $4.4 million in net sales during the first quarter of fiscal 2009 compared to $136,000 during the first quarter of fiscal 2010 and decreased sales due to the deteriorating economic conditions. These sales decreases were partially offset by an increase in sales of anime products of $4.1 million due to increased sales to a major retailer and an agent fee related to a new licensing agreement. The Company believes future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the publishing segment was $11.8 million or 47.6% of net sales for the first quarter of fiscal 2010 compared to $10.3 million or 37.5% of net sales for the first quarter of fiscal 2009. The increase in gross profit was a result of product sales mix and reduced royalty rates payable to certain licensors. The increase in gross profit margin percentage from 37.5% to 47.6%, a total increase of 10.1%, was due to improved margins from product sales mix, reduced royalty rates payable to certain licensors and an agent fee related to a new licensing agreement. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold and the amount, if any, of sublicensing or agency revenue.
Operating Expenses
     Total operating expenses decreased $1.1 million for the publishing segment to $5.7 million or 22.8% of net sales, for the first quarter of fiscal 2010, from $6.8 million or 24.9% of net sales for the first quarter of fiscal 2009. Overall expenses decreased in all categories of operating expenses except general and administrative expense.
     Selling and marketing expenses for the publishing segment were $2.1 million or 8.5% of net sales for the first quarter of fiscal 2010 compared to $2.8 million or 10.4% of net sales for the first quarter of fiscal 2009. The decrease was principally due to expense savings from the restructuring activities that we undertook during fiscal 2009.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.8 million or 11.4% of net sales for the first quarter of fiscal 2010 compared to $2.6 million or 9.5% of net sales for the first quarter of fiscal 2009. The increase was primarily due to the $648,000 performance based cash compensation accrual recorded during the first quarter of fiscal 2010 compared to a nominal bonus accrual recorded during the prior year quarter.
     Depreciation and amortization expense for the publishing segment was $732,000 for the first quarter of fiscal 2010 compared to $1.4 million for the first quarter of fiscal 2009. The reduction in amortization expense was associated with the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during fiscal 2009, as well as a decrease in the amortization of acquisition-related intangibles.
Operating Income
     The publishing segment had net operating income of $6.2 million for the first quarter of fiscal 2010 compared to $3.4 million for the first quarter of fiscal 2009.

Distribution Segment
     The distribution segment distributes PC software, DVD video, video games and accessories.
Fiscal 2010 First Quarter Results Compared To Fiscal 2009 First Quarter
Net Sales
     Net sales for the distribution segment decreased 8.8% to $121.4 million (before inter-company eliminations) for the first quarter of fiscal 2010 compared to $133.1 million (before inter-company eliminations) for the first quarter of fiscal 2009. Net sales decreased in the software product group to $101.0 million during the first quarter of fiscal 2010 from $105.5 million for the same period last year due to loss of sales from a large retailer that filed for bankruptcy during fiscal 2009 and subsequently decided to liquidate. DVD video net sales decreased to $11.5 million in the first quarter of fiscal 2010 from $13.7 million in first quarter of fiscal 2009, due primarily to a decrease in sales resulting from the timing of new releases and the overall deteriorating economic conditions. Video games net sales decreased to $8.9 million in the first quarter of fiscal 2010 from $13.9 million for the same period last year, due to several new releases in the prior year. The Company believes future net sales results will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $11.7 million or 9.7% of net sales for the first quarter of fiscal 2010 compared to $11.9 million or 8.9% of net sales for first quarter of fiscal 2009. The decrease in gross profit was primarily due to the sales volume decrease. The increase in gross profit margin percentage for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was due to the increased sales of higher margin products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $11.4 million or 9.4% of net sales for the first quarter of fiscal 2010 compared to $12.5 million or 9.4% as a percent of net sales for the first quarter of fiscal 2009. Overall expenses for general and administrative and distribution and warehouse expenses decreased, which were partially offset by the increased selling and marketing and depreciation and amortization expenses.
     Selling and marketing expenses for the distribution segment increased to $3.1 million or 2.5% of net sales for the first quarter of fiscal 2010 compared to $2.9 million or 2.2% of net sales for the first quarter of fiscal 2009 primarily due to an increase in commission expense driven by the payment of commissions to customer specific brokers who achieved increased sales.
     Distribution and warehousing expenses for the distribution segment decreased to $2.1 million or 1.7% of net sales for the first quarter of fiscal 2010 compared to $2.9 million or 2.2% as a percent of net sales for the first quarter of fiscal 2009 due to the restructuring activities, a workforce reduction completed during fiscal 2009 and operational efficiencies.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.2 million or 4.3% of net sales for the first quarter of fiscal 2010 compared to $5.9 million or 4.4% of net sales for the first quarter of fiscal 2009. The decrease in the first quarter of fiscal 2010 was primarily a result of reduced expenses related to the fiscal 2009 ERP implementation of $1.0 million, a workforce reduction and a decrease in professional fees, which were offset by the $1.0 million performance based cash compensation accrual recorded during the first quarter of fiscal 2010 compared to a nominal bonus accrual recorded during the prior year quarter.
     Depreciation and amortization for the distribution segment was $1.0 million for the first quarter of fiscal 2010 compared to $935,000 for the first quarter of fiscal 2009. This increase was primarily due to the depreciation of the ERP system, which was implemented during fiscal 2009.

Operating Income (Loss)
     Net operating income for the distribution segment was $364,000 for the first quarter of fiscal 2010 compared to net operating loss of $691,000 for the first quarter of fiscal 2009.
Consolidated Other Income and Expense
     Interest expense was $719,000 for first quarter of fiscal 2010 compared to $1.6 million for first quarter of fiscal 2009. The decrease in interest expense for the first quarter of fiscal 2010 was a result of a reduction in debt, a reduction of effective interest rates and a write-off of debt acquisition costs of $490,000 during the first quarter of fiscal 2009. Interest income, which primarily relates to interest on available cash balances, was $7,000 for the first quarter of fiscal 2010 compared to $15,000 for the same period last year. Other income (expense), net, for the three months ended June 30, 2009 was net income of $451,000, which amount consisted of foreign exchange gain. Other income (expense), net, for the three months ended June 30, 2008 was net expense of $98,000 and consisted of foreign exchange loss.
Consolidated Income Tax Expense
     We recorded consolidated income tax expense for the first quarter of fiscal 2010 of $2.1 million or an effective tax rate of 33.5% compared to $428,000 or an effective tax rate of 40.6% for first quarter of fiscal 2009. The decrease in our effective tax rate for the first quarter of fiscal 2010 was primarily due to a change in the effective state income tax rate as a result of our completed fiscal 2009 income tax returns.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During fiscal 2009, we recorded a valuation allowance against the deferred tax assets of $21.4 million, which represents the amount of temporary differences we do not anticipate recognizing with future projected income for fiscal years 2010 through 2013, or by net operating loss carrybacks. The valuation allowance at June 30, 2009 was $21.2 million.
     We adopted the provisions of FIN 48 on April 1, 2007 which had no impact on our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of FIN 48 and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000. During the three months ended June 30, 2009, an additional $73,000 of UTB’s was accrued, which was net of $20,000 of deferred federal and state income tax benefits. As of June 30, 2009, interest accrued was $142,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $1.0 million.
Consolidated Net Income
     For the first quarter of fiscal 2010, we recorded net income of $4.2 million, compared to net income of $627,000 for the same period last year.
Market Risk
     As of June 30, 2009 we had $23.2 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause our annual interest expense to change by $232,000.
     We have a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the effective exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.

     During the three months ended June 30, 2009 we had foreign exchange gain of $451,000 compared to foreign exchange loss of $98,000 during the three months ended June 30, 2008. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of our control, we periodically monitor the Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1–December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a supplier of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic conditions during this period could negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for the first three months of fiscal 2010 was $1.8 million and cash used in operating activities was $9.9 million for the same period last year.
     The net cash provided by operating activities for the first three months of fiscal 2010 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $4.9 million, amortization of debt acquisition costs of $109,000, share-based compensation of $257,000, deferred income taxes of $1.9 million, a decrease in deferred compensation of $198,000 and an increase in deferred revenue of $92,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2010: accounts receivable decreased $15.5 million, reflecting strong cash collections; inventories increased $7.7 million, primarily reflecting higher inventories in anticipation of our second quarter operating needs; prepaid expenses increased $162,000, primarily reflecting timing of insurance premium payments; production costs and license fees increased $1.6 million and $2.2 million, respectively, due to content acquisitions; income taxes receivable decreased $246,000 primarily due to the timing of required tax payments and tax refunds; other assets decreased $227,000 due to amortization and recoupments; accounts payable decreased $14.8 million, primarily as a result of timing of disbursements; and accrued expenses increased $973,000 primarily as a result of the performance based cash compensation accrual.
     The net cash used in operating activities in the first three months of fiscal 2009 of $9.9 million was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $4.2 million, write-off of debt acquisition costs of $490,000, share-based compensation of $288,000, deferred income taxes of $1.2 million, an increase in deferred compensation of $208,000 and an increase in deferred revenue of $525,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $666,000 for the first three months of fiscal 2010 and $1.0 million for the same period last year.
     Acquisition of property and equipment totaled $242,000 and $2.4 million in the first three months of fiscal 2010 and 2009, respectively. Purchases of property and equipment in fiscal 2010 consisted primarily of computer equipment. Purchases of property and equipment in fiscal 2009 consisted primarily of computer equipment and purchases related to the final implementation of our ERP project.
     Acquisition of intangible assets totaled zero and $239,000 for the first three months of fiscal 2010 and 2009, respectively. The acquisition of software development totaled $426,000 for the first three months of fiscal 2010.

     The sale of marketable securities held in a Rabbi trust was zero and $1.7 million for the first three months of fiscal 2010 and 2009, respectively, related to deferred compensation payments to our former CEO.
Financing Activities
     Cash flows used in financing activities totaled $1.2 million for the first three months of fiscal 2010 and cash flows provided by financing activities totaled $6.5 million for the first three months of fiscal 2009.
     We had repayments of notes payable-line of credit of $69.0 million, proceeds from notes payable-line of credit of $68.1 million, increased debt acquisition costs of $100,000 and a decrease in checks written in excess of cash of $144,000 for the first three months of fiscal 2010.
     We had repayments of notes payable-line of credit of $42.1 million, proceeds from notes payable-line of credit of $59.5 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $1.7 million and an increase in checks written in excess of cash of $524,000 for the first three months of fiscal 2009.
     We recorded no proceeds from the exercise of common stock options and warrants during the first three months of fiscal 2010 and $12,000 for the first three months of fiscal 2009.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation (“GE”), which has been amended. The credit agreement currently provides for a senior secured eighteen month (through June 30, 2010), $65.0 million revolving credit facility. The revolving facility is available for working capital and general corporate needs and is subject to certain borrowing base requirements. The revolving facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At June 30, 2009 and March 31, 2009 the Company had $23.2 million and $24.1 million, respectively outstanding. At June 20, 2009, based on the facility’s borrowing base and other requirements, the Company had excess availability of $9.3 million.
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
     On June 12, 2008, the Company entered into a Third Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Third Amendment”) with GE which, among other things, revised the terms of the Fourth Amended and Restated Credit Agreement (the “GE Facility”) as follows: (i) permitted us to pay off the remaining $9.7 million balance of the term loan facility with Monroe; (ii) created a $6.0 million tranche of borrowings subject to interest at the index rate plus 6.25%, or LIBOR plus 7.5%; (iii) modified the interest rate payable in connection with borrowings to range from an index rate of 0.75% to 1.75%, or LIBOR plus 2.0% to 3.0%, depending upon borrowing availability during the prior fiscal quarter; (iv) extended the term of the GE Facility to March 22, 2012; (v) modified the prepayment penalty to 1.5% during the first year following the date of the Third Amendment, 1% during the second year following the date of the Third Amendment, and 0.5% during the third year following the date of the Third Amendment; and (vi) modified certain financial covenants as of March 31, 2008.
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
     In association with the credit agreement, we also pay certain facility and agent fees. Weighted average interest on the revolving facility was 5.1% at June 30, 2009 and 5.6% at March 31, 2009 and is payable monthly.
     Under the revolving credit facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. We were in compliance with all the covenants related to the revolving credit facility as of June 30, 2009. We currently believe we will be in compliance with all covenants over the next twelve months.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for, among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) the remaining $2.0 million payable to our former Chief Executive Officer for post-retirement benefits. During the first three months of fiscal 2010, we invested approximately $2.3 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our credit agreement provides for a $65.0 million revolving facility (through June 30, 2010), which is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of June 30, 2009, we had $23.2 million outstanding on the revolving sub-facility and excess availability of $9.3 million, based on the terms of the agreement.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of June 30, 2009 by fiscal year (in thousands).

		Less			More
		than 1	1 – 3	3 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$23,616	$2,162	$5,083	$5,200	$11,171
Capital leases	205	80	102	23	—
License and distribution agreement	15,246	7,464	6,582	1,200	—
Deferred compensation	1,951	1,951	—	—	—

Total	$41,018	$11,657	$11,767	$6,423	$11,171

     We have excluded our FIN 48 liabilities from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the revolving credit facility have been excluded.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk in this Form 10-Q.

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
(b) Change in Internal Controls over Financial Reporting
     There were no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     See Litigation and Proceedings disclosed in Note 18 to the Company’s consolidated financial statements included herein.

Item 1A.	Risk Factors
     Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 – Item 2 of this Form 10-Q and in Part 1 – Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report of Form 10-K.

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

Navarre Corporation (Registrant)
Date: August 13, 2009	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)