Form 10-Q
period 2009-09-30
NAVARRE CORP /MN/
filed 2009-11-13
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 11, 2009

Common Stock, No Par Value	36,252,485 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Note)
Assets:
Current assets:
Marketable securities	$1,031	$1,024
Accounts receivable, less allowances of $14,187 and $19,010, respectively	61,328	72,817
Inventories	31,819	26,732
Prepaid expenses and other current assets	11,150	11,090
Income tax receivable	325	4,866
Deferred tax assets — current, net	3,277	6,219

Total current assets	108,930	122,748
Property and equipment, net of accumulated depreciation of $19,104 and $16,704, respectively	14,003	15,957
Software development costs, net of amortization of $21 and zero, respectively	1,614	677
Other assets:
Intangible assets, net of amortization of $26,347 and $25,364, respectively	2,403	3,406
License fees, net of amortization of $25,854 and $21,570, respectively	16,241	17,728
Production costs, net of amortization of $14,493 and $12,223, respectively	9,259	8,408
Deferred tax assets — non-current, net	10,125	10,299
Other assets	3,557	3,946

Total assets	$166,132	$183,169

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$19,916	$24,133
Capital lease obligation — short term	74	90
Accounts payable	80,101	106,708
Checks written in excess of cash balance	4,683	297
Deferred compensation	1,749	2,149
Accrued expenses	14,222	11,504

Total current liabilities	120,745	144,881
Long-term liabilities:
Capital lease obligation — long-term	92	115
Income taxes payable	1,316	1,166

Total liabilities	122,153	146,162
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,260,116 at September 30, 2009 and March 31, 2009	161,663	161,134
Accumulated deficit	(117,685)	(124,126)
Accumulated other comprehensive loss	1	(1)

Total shareholders’ equity	43,979	37,007

Total liabilities and shareholders’ equity	$166,132	$183,169

Note: The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$122,411	$170,296	$256,717	$312,321
Cost of sales (exclusive of depreciation and amortization)	101,544	146,066	212,286	265,965

Gross profit	20,867	24,230	44,431	46,356
Operating expenses:
Selling and marketing	5,690	7,206	10,845	12,921
Distribution and warehousing	2,435	3,046	4,511	5,930
General and administrative	7,249	8,181	15,277	16,634
Bad debt expense	92	200	92	200
Depreciation and amortization	1,594	2,376	3,383	4,697
Goodwill impairment	—	73,412	—	73,412

Total operating expenses	17,060	94,421	34,108	113,794

Income (loss) from operations	3,807	(70,191)	10,323	(67,438)
Other income (expense):
Interest expense	(601)	(833)	(1,320)	(2,448)
Interest income	—	14	7	29
Other income (expense), net	364	(223)	815	(321)

Net income (loss) before income tax	3,570	(71,233)	9,825	(70,178)
Income tax benefit (expense)	(1,290)	26,725	(3,384)	26,297

Net income (loss)	$2,280	$(44,508)	$6,441	$(43,881)

Earnings (loss) per common share:
Basic	$0.06	$(1.23)	$0.18	$(1.21)

Diluted	$0.06	$(1.23)	$0.18	$(1.21)

Weighted average shares outstanding:
Basic	36,237	36,191	36,237	36,188
Diluted	36,650	36,191	36,530	36,188
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Operating activities:
Net income (loss)	$6,441	$(43,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,383	4,697
Amortization of debt acquisition costs	217	107
Write-off of debt acquisition costs	—	490
Goodwill impairment	—	73,412
Amortization of license fees	4,284	1,776
Amortization of production costs	2,270	1,625
Change in deferred revenue	(59)	617
Share-based compensation expense	529	501
Deferred income taxes	3,116	(26,458)
Deferred compensation expense	(400)	(50)
Other	127	24
Changes in operating assets and liabilities:
Accounts receivable, net	11,489	(17,883)
Inventories	(5,087)	(16,978)
Prepaid expenses	(60)	(2,341)
Income taxes receivable	4,541	112
Other assets	307	487
Production costs	(3,121)	(3,525)
License fees	(2,797)	(7,839)
Accounts payable	(26,607)	28,260
Income taxes payable	150	179
Accrued expenses	2,777	(540)

Net cash provided by (used in) operating activities	1,500	(7,208)
Investing activities:
Purchases of property and equipment	(446)	(3,020)
Purchases of intangible assets	—	(413)
Software development costs incurred	(958)	—
Proceeds from sale of intangible assets	20	—
Proceeds from sale of assets held for sale	—	1,353
Sale of marketable equity securities	—	1,654

Net cash used in investing activities	(1,384)	(426)
Financing activities:
Proceeds from note payable, line of credit	112,004	112,386
Payments on note payable, line of credit	(116,221)	(98,103)
Repayments of note payable	—	(9,744)
Payment of deferred compensation	—	(1,654)
Checks written in excess of cash	4,386	527
Debt acquisition costs	(246)	(200)
Repayments of capital lease obligations	(39)	(35)
Other	—	12

Net cash (used in) provided by financing activities	(116)	3,189

Net decrease in cash	—	(4,445)
Cash at beginning of period	—	4,445

Cash at end of period	$—	$—

Supplemental cash flow information:
Cash paid for (received from):
Interest	$1,017	$2,129
Income taxes, net of refunds	(4,394)	(90)
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes a wide range of computer software and home entertainment and multimedia products and provides value-added services to third-party publishers. The Company operates through two business segments — publishing and distribution. The publishing segment publishes computer software through Encore Software, Inc. (“Encore”), anime content through FUNimation Productions, Ltd. (“FUNimation”) and formerly published budget DVD video through BCI Eclipse Company, LLC (“BCI”). In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video. The distribution segment distributes computer software, DVD video, video games and accessories through Navarre Distribution Services, Inc., and provides value-added services through Navarre Logistical Services, Inc.
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
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries.
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six months ended September 30, 2009 and 2008. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
     The Company’s publishing business, at times, provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.
     The Company’s distribution customers, at times, qualify for certain price protection benefits provided by the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenue with corresponding reductions in cost of sales.
     FUNimation’s revenue is recognized upon meeting the recognition requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 926, Entertainment-Films (ASC 926). Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from content licensing and sublicensing are recognized when the programming is available to the licensee and other recognition requirements of ASC 926 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.

Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued ASC 855-10, Subsequent Events (ASC 855-10) which requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855-10 defines two types of subsequent events as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. We adopted ASC 855-10 during fiscal 2010, with no impact to our consolidated financial statements other than subsequent event footnote disclosures (see further disclosure in Note 23).
     In June 2009, the FASB issued ASC 860-10, Transfers and Servicing (ASC 860-10). This Statement eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009. We will adopt ASC 860-10 in fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In June 2009, the FASB also published ASC 810-10, Consolidation (ASC 810-10), which addresses the effects of eliminating the qualified special purpose entity concept from ASC 860-10 and responds to concerns about the application and transparency of enterprises’ involvement with Variable Interest Entities (VIEs). ASC 810-10 is effective for fiscal years beginning after November 15, 2009. We will adopt ASC 810-10 in fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“GAAP”) (ASC 105-10). This standard will become the source of authoritative non-SEC authoritative GAAP. ASC 105-10 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission. Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered. ASC 105-10, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009 and we adopted ASC 105-10 during the period ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact to our consolidated financial statements.
Note 2 — Marketable Securities
     ASC 820-10, Fair Value Measurements and Disclosures (ASC 820-10) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also describes three levels of inputs that may be used to measure fair value:
•	Level 1 — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
     The effective date for certain aspects of ASC 820-10 was deferred and is currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of ASC 820-10 are to be applied by the Company to fair value measurements prospectively beginning April 1, 2010. The Company does not expect them to have a material impact on its financial condition or results of operations.

     Marketable securities at September 30, 2009 consist of corporate bonds and a money market fund which are held in a Rabbi trust established for the payment of deferred compensation for a former Chief Executive Officer (see further disclosure in Note 21).
     The Company classifies these securities as available-for-sale. Unrealized holding gains and losses on available-for-sale securities were excluded from income and were reported as a separate component of shareholders’ equity until realized. A decline in the market value of any available-for-sale security below cost, that is deemed other than temporary, would be charged to income, resulting in the establishment of a new cost basis for the security.
     At September 30, 2009 and March 31, 2009, the Company recorded these securities at fair value using Level 1 quoted market prices. Dividend and interest income were recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in income and were derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of September 30, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Corporate bonds	$203	$1	$—
Money market fund	828	—	—

	$1,031	$1	$—

	As of March 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$712	$1	$2
Money market fund	312	—	—

	$1,024	$1	$2

     The marketable securities are classified in the Consolidated Balance Sheets as current and non-current in accordance with the scheduled payout of the deferred compensation and are restricted to use only for the settlement of the deferred compensation liability. At September 30, 2009 and March 31, 2009, all the marketable securities were classified as current. Contractual maturities of available-for-sale debt securities at September 30, 2009 were January 2010.
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

Stock Options
     A summary of the Company’s stock option activity as of September 30, 2009 and changes during the six months ended September 30, 2009 is summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,165,528	$5.74
Granted	363,000	1.64
Exercised	—	—
Canceled	(285,628)	6.28

Options outstanding, end of period	3,242,900	$5.23

Options exercisable, end of period	1,887,540	$7.73

Shares available for future grant, end of period	1,181,000
     The weighted average remaining contractual term for options outstanding was 6.5 years and for options exercisable was 4.7 years at September 30, 2009.
     There were no stock options exercised during the six months ended September 30, 2009. The total intrinsic value of stock options exercised during the six months ended September 30, 2008 was $5,000. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.20 as of September 30, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $1.1 million and for options exercisable was $18,000 at September 30, 2009. The total number of in-the-money options exercisable as of September 30, 2009 was 1.1 million options. There were no in-the-money options at September 30, 2008.
     As of September 30, 2009, total compensation cost related to non-vested stock options not yet recognized was $769,000, which is expected to be recognized over the next 1.5 years on a weighted-average basis.
     During the six months ended September 30, 2009 and 2008, the Company received cash from the exercise of stock options totaling zero and $12,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the six months ended September 30, 2009 or 2008.
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
     A summary of the Company’s restricted stock activity as of September 30, 2009 and of changes during the six months ended September 30, 2009 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	445,155	$1.19
Granted	—	—
Vested	—	—
Forfeited	(5,583)	1.10

Unvested, end of period	439,572	$1.19

     The weighted average remaining contractual term for restricted stock awards outstanding at September 30, 2009 was 8.8 years.
     No shares vested during either the three months ended September 30, 2009 or 2008.

     As of September 30, 2009, total compensation cost related to non-vested restricted stock awards not yet recognized was $277,000 which is expected to be recognized over the next 1.3 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the six month periods ended September 30, 2009 and 2008.
Restricted Stock Units — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units was contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), were to be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target was achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. During the second quarter of fiscal 2009, the Company adjusted the forfeiture rate and reduced stock based compensation expense by $75,000 based on actual terminations of recipients. The amount recorded for the six months ended September 30, 2008 was a $25,000 recovery. The Company did not achieve the TSR targets at March 31, 2009, and therefore zero shares were issued and all restricted stock units were forfeited at that time.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three and six months ended September 30, 2009 and 2008 were calculated using the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	74%	64%	74%	64%
Risk-free interest rate	2.33-2.37%	2.87%	1.65-2.93%	2.65-2.87%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2009 was $272,000 and $529,000, respectively and $213,000 and $501,000 for the three and six months ended September 30, 2008, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 4 — Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share:
     (In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$2,280	$(44,508)	$6,441	$(43,881)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	36,237	36,191	36,237	36,188
Dilutive securities: Employee stock options and warrants	413	—	293	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	36,650	36,191	36,530	36,188

Net earnings (loss) per share:
Basic earnings (loss) per share	$0.06	$(1.23)	$0.18	$(1.21)

Diluted earnings (loss) per share	$0.06	$(1.23)	$0.18	$(1.21)

     Approximately 2.4 million and 2.5 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2009, respectively and 3.1 million and 3.2 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2008, respectively, because the exercise prices of the stock options and restricted stock awards were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants were excluded for both the three and six month periods ended September 30, 2009 and 2008, because the exercise prices of the warrants were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 5 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the three and six months ended September 30, 2009 or 2008.
Note 6 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Trade receivables	$71,304	$86,345
Vendor receivables	2,675	2,894
Other receivables	1,536	2,588

	75,515	91,827
Less: allowance for doubtful accounts and sales discounts	4,791	7,043
Less: allowance for sales returns, net margin impact	9,396	11,967

Total	$61,328	$72,817

Note 7 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Finished products	$26,482	$20,437
Consigned inventory	1,832	1,868
Raw materials	3,505	4,427

Total	$31,819	$26,732

     Consigned inventory represents the Company’s finished goods inventory at customers’ locations, where revenue recognition criteria have not been met.
Note 8 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Prepaid royalties	$9,920	$9,826
Other	1,230	1,264

Total	$11,150	$11,090

Note 9 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Furniture and fixtures	$1,306	$1,306
Computer and office equipment	18,123	17,782
Warehouse equipment	10,116	10,116
Production equipment	1,353	1,296
Leasehold improvements	2,087	2,081
Construction in progress	122	80

Total	33,107	32,661
Less: accumulated depreciation and amortization	19,104	16,704

Net property and equipment	$14,003	$15,957

Note 10 — Capitalized Software Development Costs
     The Company incurs software development costs in the publishing segment. The Company accounts for these costs in accordance with the provisions of ASC 985-20, Software (ASC 985-20). Software development costs include third-party contractor fees and overhead costs. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The carrying amount of software development costs may change in the future if there are any changes to anticipated future gross revenue or the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. Software development costs were $1.6 million and $677,000 at September 30, 2009 and March 31, 2009, respectively. Amortization expense was $21,000 for both the three and six months ended September 30, 2009 and zero for both the three and six months ended September 30, 2008.

Note 11 — Goodwill and Intangible Assets
Goodwill
     The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss would be recognized in an amount equal to the excess of the asset’s carrying value over its fair value.
     In the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances and its business strategy in light of the industry and economic conditions, as well as taking into consideration future expectations.
     Under ASC 350, Intangibles — Goodwill and Other (ASC 350), the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. At the end of the second quarter of fiscal 2009, management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company’s FUNimation and BCI reporting units was less than their carrying value. Following this assessment, ASC 350 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. A review of the goodwill was completed and considered in measuring the estimated impairment charge recorded during the second quarter of fiscal 2009 given the facts and circumstances at that time. The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty.
     Accordingly, at September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $73.4 million. This charge had no impact on the Company’s compliance with the financial covenants in its credit agreement. Our publishing segment had no balance of goodwill recorded at both September 30, 2009 and March 31, 2009. We have no goodwill associated with our distribution segment.
Intangible assets
     The Company evaluates its definite lived intangible amortizing assets in accordance with ASC 350 which requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company determines fair value utilizing current market values and future market trends.
     The Company evaluates its indefinite lived intangible assets in accordance with ASC 350. The Company reviews intangible assets for impairment annually or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value using the relief from royalty valuation techniques.
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of three years for masters, seven and one half years for license relationships and seven years for the domain name and are valued as follows (in thousands):

	As of September 30, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,066	$8,066	$—
License relationships	20,078	18,247	1,831
Domain name	70	34	36
Trademarks (not amortized)	536	—	536

	$28,750	$26,347	$2,403

	As of March 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,086	$7,986	$100
License relationships	20,078	17,350	2,728
Domain name	70	28	42
Trademarks (not amortized)	536	—	536

	$28,770	$25,364	$3,406

     Aggregate amortization expense for the three and six months ended September 30, 2009 was $434,000 and $983,000, respectively and for the three and six months ended September 30, 2008 was $1.2 million and $2.4 million, respectively.
     Based on the intangibles in service as of September 30, 2009, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2010	$903
2011	425
2012	237
2013	302
Thereafter	—
Debt issuance costs
     Debt issuance costs are amortized over the life of the related debt and are included in “Other Assets.” Debt issuance costs totaled $896,000 and $650,000 at September 30, 2009 and March 31, 2009, respectively. Accumulated amortization amounted to approximately $325,000 and $108,000 at September 30, 2009 and March 31, 2009, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During the first six months of fiscal 2009, the Company wrote-off $490,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility, which charge was included in interest expense.
Note 12 — License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
License fees	$42,095	$39,298
Less: accumulated amortization	25,854	21,570

Total	$16,241	$17,728

     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“participation/royalty cost”) is retained by the Company until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier.
     License fees are amortized as recouped by the Company, which equals participation/royalty costs earned by the program suppliers. Participation/royalty costs are accrued/expensed in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by ASC 926. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
     Amortization of license fees for the three and six months ended September 30, 2009 was $2.1 million and $4.3 million,

respectively and for the three and six months ended September 30, 2008 was $724,000 and $1.8 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 13 — Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Production costs	$23,752	$20,631
Less: accumulated amortization	14,493	12,223

Total	$9,259	$8,408

     Production costs represent unamortized costs of films and television programs, which have been produced by the Company or for which the Company has acquired distribution rights. Costs of produced films and television programs include all production costs, which are expected to be recovered from future revenues. Amortization of production costs is determined based on the ratio that current revenue earned from the films and television programs bear to the ultimate future revenue, as defined by ASC 926.
     When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on discounted cash flows, in the period when estimated.
     Amortization of production costs for the three and six months ended September 30, 2009 was $1.3 million, and $2.3 million, respectively and for the three and six months ended September 30, 2008 was $844,000 and $1.6 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 14 — Assets Held for Sale
     In September 2008, the Company completed the sale of the real estate and related assets located in Decatur, Texas to an unrelated party. The Company received proceeds of $1.4 million and recognized a loss of $48,000, net of costs paid by the purchaser at closing, for the three and six months ended September 30, 2008. These assets were no longer required due to the move of FUNimation’s inventory to the Company’s Minnesota distribution center. The assets were no longer being depreciated and were previously carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets.
Note 15 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Compensation and benefits	$5,374	$3,263
Royalties	3,403	3,056
Customer rebates	1,962	1,264
Rent	1,227	1,249
Deferred revenue	244	303
Interest	125	39
Other	1,887	2,330

Total	$14,222	$11,504

Note 16 — Bank Financing and Debt
     At September 30, 2009, the Company was a party to a credit agreement which provides for a $65.0 million revolving credit facility (through June 30, 2010), which is subject to certain borrowing base requirements. The revolving credit facility is available for working capital and general corporate needs. The revolving credit facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. At September 30, 2009 and March 31, 2009, the Company had $19.9 million and $24.1 million, respectively, outstanding. At September 30, 2009, based on the facility’s borrowing base and other requirements, the Company had excess availability of $12.6 million.
     In association with the revolving credit facility, the Company also pays certain facility and agent fees. Weighted average interest on the credit agreement was 5.6% and 6.9% at September 30, 2009 and 2008, respectively, and is payable monthly.
     Under the revolving credit facility the Company is required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that were used to determine the Company’s overall financial stability as well as limitations on its capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. At September 30, 2009, the Company was in compliance with all covenants under the revolving credit facility.
Letter of Credit
     The Company is party to a letter of credit totaling $250,000 related to a vendor at both September 30, 2009 and March 31, 2009. In the Company’s past experience, no claims have been made against these financial instruments.
Note 17 — Private Placement Warrants
     As of September 30, 2009 and March 31, 2009, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $4.50 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
Note 18 — Income Taxes
     The Company adopted the provisions of ASC 740-10, Income Taxes (ASC 740-10) on April 1, 2007. The adoption of ASC 740-10 resulted in no impact to accumulated deficit for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000, which was net of federal and state tax benefits. During the six months ended September 30, 2009, an additional $122,000 of UTB’s were accrued, which was net of $28,000 of deferred federal and state income tax benefits. As of September 30, 2009, interest accrued was $157,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $1.1 million.
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
     For the three months ended September 30, 2009 and 2008, the Company recorded income tax expense of $1.3 million and income tax benefit of $26.7 million, respectively. The effective income tax rate for the three months ended September 30, 2009 was 36.1%, compared to 37.5% for the three months ended September 30, 2008. For the six months ended September 30, 2009 and 2008, the Company recorded income tax expense of $3.4 million and income tax benefit of $26.3 million, respectively. The effective tax rate for the six months ended September 30, 2009 was 34.4%, compared to 37.5% for the six months ended September 30, 2008.
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

     As a result of the market conditions and their impact on the Company’s future outlook, during the fiscal year ended March 31, 2009, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets had become unfavorable. Management considered the positive and negative evidence for the potential utilization of the net deferred tax asset and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, at March 31, 2009, a valuation allowance for a portion of the net deferred tax assets of $21.4 million was recorded and was included in income tax expense for the year ended March 31, 2009.
     As of September 30, 2009, the Company had a net deferred tax asset position, before valuation allowance, of $34.7 million. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards, which will begin to expire in fiscal 2029. At September 30, 2009, the Company continued to carry a $21.3 million valuation allowance against these deferred tax assets.
Note 19 — Commitments and Contingencies
Leases
     The Company leases primarily all of its distribution facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $731,000 and $1.5 million for the three and six months ended September 30, 2009, respectively and $724,000 and $1.4 million for the three and six months ended September 30, 2008, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of September 30, 2009 (in thousands):

Remainder of fiscal 2010	$1,463
2011	2,543
2012	2,518
2013	2,516
2014	2,502
Thereafter	10,198

$21,740

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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal, non-public investigation, the Company has cooperated fully with the SEC’s requests.

Note 20 — Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At September 30, 2009 and March 31, 2009, leased capital assets included in property and equipment were as follows (in thousands):

	September 30,	March 31,
	2009	2009
Computer and office equipment	$320	$314
Less: accumulated amortization	160	113

Net property and equipment	$160	$201

     Amortization expense for the three and six months ended September 30, 2009 was $16,000 and $32,000, respectively and for the three and six months ended September 30, 2008 was $10,000 and $29,000, respectively. Future minimum lease payments, excluding additional costs such as real estate taxes, insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2010	$54
2011	57
2012	49
2013	24

Total minimum lease payments	$184
Less: amounts representing interest at rates ranging from 6.9% to 31.6%	18

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $74 and $92, respectively	$166

Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $37,000 and $77,000 for this obligation during the three and six months ended September 30, 2009, respectively and $78,000 and $159,000 during the three and six months ended September 30, 2008, respectively. At September 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $415,000 and $815,000, respectively.
     The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust pays annually $1.3 million, plus interest at 8%, for three years. At both September 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $1.3 million.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. The Company made no payments during the three and six months ended September 30, 2009 as the final $22,000 was paid during the six months ended September 30, 2008. The Company has no further obligation under this agreement.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. At September 30, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $4,000 and $10,000, respectively.
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
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended September 30, 2009
Net sales	$21,431	$111,336	$(10,356)	$122,411
Income from operations	2,533	1,274	—	3,807
Net income, before income tax	1,922	1,648	—	3,570
Depreciation and amortization expense	617	977	—	1,594
Capital expenditures	38	167	—	205
Total assets	56,845	115,859	(6,572)	166,132

	Publishing	Distribution	Eliminations	Consolidated
Three months ended September 30, 2008
Net sales	$28,794	$158,458	$(16,956)	$170,296
Income (loss) from operations *	(70,305)	114	—	(70,191)
Net income (loss), before income tax *	(71,404)	171	—	(71,233)
Depreciation and amortization expense	1,399	977	—	2,376
Capital expenditures	149	427	—	576
Total assets *	91,149	175,931	1,725	268,805

	Publishing	Distribution	Eliminations	Consolidated
Six months ended September 30, 2009
Net sales	$46,296	$232,732	$(22,311)	$256,717
Income from operations	8,685	1,638	—	10,323
Net income, before income tax	7,509	2,316	—	9,825
Depreciation and amortization expense	1,349	2,034	—	3,383
Capital expenditures	136	310	—	446
Total assets	56,845	115,859	(6,572)	166,132

	Publishing	Distribution	Eliminations	Consolidated
Six months ended September 30, 2008
Net sales	$56,212	$291,553	$(35,444)	$312,321
Income (loss) from operations *	(66,861)	(577)	—	(67,438)
Net income, before income tax *	(68,973)	(1,205)	—	(70,178)
Depreciation and amortization expense	2,785	1,912	—	4,697
Capital expenditures	391	2,629	—	3,020
Total assets *	91,149	175,931	1,725	268,805

*	Includes a goodwill impairment charge during the second quarter of fiscal 2009 of $73.4 million (see further disclosure in Note 11).
Note 23 — Subsequent Events
     The Company evaluated its September 30, 2009 consolidated financial statements for subsequent events through November 13, 2009, the date the consolidated financial statements were issued. The Company is not aware of any subsequent events, other than the event listed below, which would require recognition or disclosure in the consolidated financial statements.

     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. This revolving credit facility is secured by a first priority security interest in substantially all of the Company’s assets. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0%; however, this index above the LIBOR or prime rates is subject to change on a quarterly basis beginning June 30, 2010, based upon the Company’s trailing twelve month EBITDA as calculated pursuant to the Credit Facility. The entire outstanding balance of principal and interest is due in full on November 12, 2012. In addition, with the proceeds received from the new credit facility the Company paid off the prior revolving credit facility balance at closing of $20.2 million. The Company also wrote off the remaining $325,000 of debt acquisition costs on the prior revolving credit facility (see further disclosure in Note 16).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a publisher and distributor of physical and digital home entertainment and multimedia products, including PC software, DVD video, video games and accessories. Our business operates through two business segments — publishing and distribution. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to a retail channel for the publishers of such products.
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
Executive Summary
     Consolidated net sales for the second quarter of fiscal 2010 were $122.4 million compared to $170.3 million for the second quarter of fiscal 2009, a decrease of 28.1%. The decrease in net sales was related to the wind down of BCI in fiscal 2009 which generated $4.1 million in net sales during the second quarter of fiscal 2009, a $13.8 million loss of sales to a large retailer that filed for bankruptcy and liquidated during fiscal 2009, a shift to fee-based value-added services, a weaker new release schedule and the overall deteriorating economic conditions.
     Our gross profit was $20.9 million or 17.0% of net sales in the second quarter of fiscal 2010 compared to $24.2 million or 14.2% of net sales for the same period in fiscal 2009. The $3.3 million decrease in gross profit was due principally to the decrease in sales volume and the 2.8% increase in gross profit margin was due to the product sales mix, which included increased sales of higher margin products, and an increase in fee-based value-added services.
     Total operating expenses for the second quarter of fiscal 2010 were $17.1 million or 13.9% of net sales, compared to $94.4 million or 55.4% of net sales in the same period for fiscal 2009. The decrease was primarily due to a non-cash goodwill impairment charge of $73.4 million or 43.1% of net sales, which was recorded in the second quarter of fiscal 2009. The charge primarily reflects the sustained decline in the Company’s share price during fiscal 2009, which resulted in the Company’s market capitalization being less than its book value. We experienced additional decreases in all expense categories due to the wind down of BCI in fiscal 2009, the benefit received from the implementation of company-wide expense reduction initiatives during the latter part of fiscal 2009, which included workforce reductions, a decrease in enterprise resource planning (“ERP”) expenses for systems that were implemented in fiscal 2009 and operational efficiencies. These expense reductions were partially offset by a $1.0 million increase in performance based compensation for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
     Net income for the second quarter of fiscal 2010 was $2.3 million or $0.06 per diluted share compared to a net loss of $44.5 million or $1.23 per diluted share for the same period last year.
     Consolidated net sales for the six months ended September 30, 2009 were $256.7 million compared to $312.3 million for the first six months of fiscal 2009, a decrease of 17.8%. The decrease in net sales was due to the wind down of BCI in fiscal 2009 which generated $8.4 million in net sales during the six months ended September 30, 2008, a $24.1 million loss of sales to a large retailer that filed for bankruptcy and liquidated during fiscal 2009, a shift to fee-based value-added services, a decrease in distribution sales resulting from a lack of new major video game and software releases versus the prior fiscal year, and the overall deteriorating economic conditions.
     Our gross profit was $44.4 million or 17.3% of net sales for the first six months of fiscal 2010, compared with $46.4 million or 14.8% of net sales for the same period in fiscal 2009. The decrease in gross profit was primarily due to the sales volume decrease as well as the wind down of BCI in fiscal 2009. The increase in gross profit margin percentage was due to the product sales mix which included increased sales of higher margin products and an increase in fee-based value added services.
     Total operating expenses for the six months ended September 30, 2009 were $34.1 million or 13.3% of net sales, compared to $113.8 million or 36.4% of net sales in the same period for fiscal 2009. The decrease was primarily due to a non-cash goodwill impairment charge of $73.4 million or 23.5% of net sales, which was recorded in the second quarter of fiscal 2009. The charge primarily reflects the sustained decline in the Company’s share price which resulted in the Company’s market capitalization being less than its book value. We experienced additional decreases in all expense categories due to the wind down of BCI in fiscal 2009, the benefit received from the implementation of company-wide expense reduction initiatives during the latter part of fiscal 2009, which included workforce reductions, a reduction in ERP expenses for systems that were implemented in fiscal 2009 and operational efficiencies. These expense reductions were partially offset by a $2.2 million increase in performance based compensation for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
     Net income for the six months ended September 30, 2009 was $6.4 million or $0.18 per diluted share compared to a loss of $43.9 million or $1.21 per diluted share for the same period last year.
     The restructuring activities that we undertook during fiscal 2009, including personnel cost reductions and the winding down of the budget DVD video publishing business, have created an operating platform with a reduced expense base. In addition to improving profitability through expense-reduction initiatives, we anticipate that these initiatives will allow us to focus greater attention on maximizing the results of the more profitable areas of our business.
     Despite the challenges facing the economy as a whole, we are committed to licensing, acquisition of content and driving sales and efficiencies. We intend to monitor the current business environment in order to adjust our strategies appropriately.
Goodwill
     The Company annually reviews goodwill for potential impairment for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. One of the indicators of impairment is the sustained decline in a company’s share price. During the quarter ended September 30, 2008, the Company experienced declines in its stock price as the market reacted to the overall worsening of the economy and the “credit crisis” among major lending institutions. During the quarter ended September 30, 2008, the Company determined that the fair value of two of its reporting units was less than their carrying values, and accordingly, an impairment of goodwill in the amount of $73.4 million was recorded. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis.
     Under ASC 350, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. At the end of the second quarter of fiscal 2009, management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company’s FUNimation and BCI reporting units was less than their carrying value. Following this assessment, ASC 350 required the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include performing an analysis in which the fair values of the assets and liabilities of the reporting units are determined as if the reporting units had been acquired in a current business combination. This analysis was not finalized as of the filing date of the September 30, 2008 financial statements, and as allowed by ASC 350, the Company recorded an estimate of impairment in the September 30, 2008 financial statements.
     The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty. In its step two estimate of impairment, the Company analyzed the fair values of the assets and liabilities of its reporting units where impairment had occurred. Specifically, the Company estimated the fair value of its Licensor and Distributor Relationships in the reporting units based on a projected income and historical cost approaches.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We rely on trade credit from vendors, amounts received on accounts receivable and our revolving credit facility for our working capital needs. In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE agreement currently provides for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility. The Monroe facility was paid in full in connection with the Third Amendment of the GE revolving credit facility on June 12, 2008.
     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0%. The entire outstanding balance of principal and interest is due in full on November 12, 2012.
     At September 30, 2009 and March 31, 2009, we had $19.9 million and $24.1 million, respectively, outstanding on the revolving credit facility and, based on the facility’s borrowing base and other requirements, $12.6 million and $16.2 million, respectively, was available.
     In association with the revolving credit facility, the Company also pays certain facility and agent fees. Weighted average interest under the revolving credit facility was 5.6% and 6.9% at September 30, 2009 and 2008, respectively, and is payable monthly.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; some revenues are dependent on consumer preferences and demand; a continued deterioration in businesses of significant customers, due to weak economic conditions, could harm the Company’s business; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could affect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; further impairment in the carrying value of the Company’s assets could negatively affect consolidated results of operations; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in publishing and distribution, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; future acquisitions could disrupt business; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreement limits our operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make our securities undesirable; the Company may fail to meet the Nasdaq Global Market requirements and therefore its common stock could be delisted; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
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

     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales:
Publishing	$21,431	$28,794	$46,296	$56,212
Distribution	111,336	158,458	232,732	291,553

Net sales before inter-company eliminations	132,767	187,252	279,028	347,765
Inter-company sales	(10,356)	(16,956)	(22,311)	(35,444)

Net sales as reported	$122,411	$170,296	$256,717	$312,321

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales:
Publishing	17.5%	16.9%	18.0%	18.0%
Distribution	91.0	93.1	90.7	93.4
Inter-company sales	(8.5)	(10.0)	(8.7)	(11.4)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	83.0	85.8	82.7	85.2

Gross profit	17.0	14.2	17.3	14.8

Operating expenses
Selling and marketing	4.6	4.2	4.2	4.1
Distribution and warehousing	2.0	1.8	1.8	1.9
General and administrative	5.9	4.8	6.0	5.3
Bad debt expense	0.1	0.1	—	0.1
Depreciation and amortization	1.3	1.4	1.3	1.5
Goodwill impairment	—	43.1	—	23.5

Total operating expenses	13.9	55.4	13.3	36.4

Income (loss) from operations	3.1	(41.2)	4.0	(21.6)
Interest expense	(0.5)	(0.5)	(0.5)	(0.8)
Other income (expense), net	0.3	(0.1)	0.3	(0.1)

Net income (loss) — before taxes	2.9	(41.8)	3.8	(22.5)
Income tax benefit (expense)	(1.1)	15.7	(1.3)	8.4

Net income (loss)	1.8%	(26.1)%	2.5%	(14.1)%

Publishing Segment
     The publishing segment includes Encore, FUNimation and BCI. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
Fiscal 2010 Second Quarter Results Compared To Fiscal 2009 Second Quarter
Net Sales
     Net sales for the publishing segment were $21.4 million (before inter-company eliminations) for the second quarter of fiscal 2010 compared to $28.8 million (before inter-company eliminations) for the second quarter of fiscal 2009. The 25.6% decrease in net sales over the prior year quarter was primarily due to the wind down of BCI in fiscal 2009 which generated $4.1 million in net sales during the second quarter of fiscal 2009, a large title release during the second quarter of fiscal 2009 and decreased sales due to the deteriorating economic conditions. The Company believes future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit
     Gross profit for the publishing segment was $8.1 million or 37.9% of net sales for the second quarter of fiscal 2010 compared to $10.6 million or 36.9% of net sales for the second quarter of fiscal 2009. The decrease in gross profit was a result of decreased sales volume. The increase in gross profit margin percentage to 37.9% from 36.9%, a total increase of 1.0%, was due to improved margins from product sales mix and reduced royalty rates payable to certain licensors. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold and the amount, if any, of sublicensing or agency revenue.
Operating Expenses
     Total operating expenses decreased $75.3 million for the publishing segment to $5.6 million for the second quarter of fiscal 2010 from $80.9 million, including a goodwill impairment charge of $73.4 million, for the second quarter of fiscal 2009. Overall expenses decreased in all categories of operating expenses.
     Selling and marketing expenses for the publishing segment were $2.3 million or 11.0% of net sales for the second quarter of fiscal 2010 compared to $3.2 million or 11.1% of net sales for the second quarter of fiscal 2009. The decrease was principally due to the expense savings from the restructuring activities that we undertook during the latter part of fiscal 2009.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.6 million or 12.3% of net sales for the second quarter of fiscal 2010 compared to $2.9 million or 10.1% of net sales for the second quarter of fiscal 2009. The decrease was primarily due to personnel cost savings from the restructuring activities that we undertook during the latter part of fiscal 2009 as well as a decrease in professional fees, offset by a $400,000 performance based compensation accrual recorded during the second quarter of fiscal 2010 compared to a nominal bonus accrual recorded during the prior year quarter.
     Bad debt recovery for the publishing segment was $8,000 and zero for the second quarter of fiscal 2010 and 2009, respectively.
     Depreciation and amortization expense for the publishing segment was $617,000 for the second quarter of fiscal 2010 compared to $1.4 million for the second quarter of fiscal 2009. The reduction in amortization expense was associated with the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during the latter part of fiscal 2009, as well as a decrease in the amortization of acquisition-related intangibles.
     Goodwill impairment for the publishing segment was zero for the second quarter of fiscal 2010 compared to $73.4 million for the second quarter of fiscal 2009. The charge primarily reflects the sustained decline in the Company’s share price during fiscal 2009, which resulted in the Company’s market capitalization being less than its book value.
Operating Income (Loss)
     The publishing segment had net operating income of $2.5 million for the second quarter of fiscal 2010 compared to net operating loss of $70.3 million for the second quarter of fiscal 2009.
Fiscal 2010 Six Months Results Compared With Fiscal 2009 Six Months
Net Sales
     Net sales for the publishing segment were $46.3 million (before inter-company eliminations) for the first six months of fiscal 2010 compared to $56.2 million (before inter-company eliminations) for the same period of fiscal 2009. The 17.6% decrease in net sales over the prior year six months was primarily due to the wind down of BCI in fiscal 2009 which generated $8.4 million in net sales during the second quarter of fiscal 2009, and decreased sales due to the deteriorating economic conditions. The Company believes sales results in the future will be dependent upon its ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $19.9 million or 43.1% of net sales for the first six months of fiscal 2010 compared to $20.9 million or 37.2% of net sales for the first six months of fiscal 2009. The decrease in gross profit was primarily a result of reduced sales. The increase in gross profit margin percentage to 43.1% from 37.2%, a total increase of 5.9%, was due to improved margins from product sales mix and reduced royalty rates payable to certain licensors. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses decreased $76.4 million for the publishing segment to $11.3 million for the first six months of fiscal 2010 from $87.7 million. Expenses for the first six months of fiscal 2009 included a goodwill impairment charge of $73.4 million. Overall expenses decreased in all categories of operating expenses.
     Selling and marketing expenses for the publishing segment were $4.5 million or 9.6% of net sales for the first six months of fiscal 2010 compared to $6.0 million or 10.8% of net sales for the first six months of fiscal 2009. The decrease was principally due to personnel cost savings resulting from the restructuring activities that we undertook during the latter part of fiscal 2009, as well as a reduction in travel expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment remained flat at $5.5 million or 11.8% of net sales for the first six months of fiscal 2010 compared to $5.5 million or 9.8% of net sales for the first six months of fiscal 2009.
     Bad debt recovery for the publishing segment was $8,000 and zero for the first six months of fiscal 2010 and 2009, respectively.
     Depreciation and amortization for the publishing segment was $1.3 million for the first six months of fiscal 2010 compared to $2.8 million for the first six months of fiscal 2009. The decrease was primarily due to the reduction in amortization expense associated with the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during the latter part of fiscal 2009, as well as a decrease in the amortization of acquisition-related intangibles.
     Goodwill impairment for the publishing segment was zero for the first six months of fiscal 2010 compared to $73.4 million for the first six months of fiscal 2009. The charge primarily reflected the sustained decline in the Company’s share price during fiscal 2009, which resulted in the Company’s market capitalization being less than book value.
Operating Income (Loss)
     The publishing segment had net operating income of $8.7 million for the first six months of fiscal 2010 compared to net operating loss of $66.9 million for the first six months of fiscal 2009.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games and accessories.
Fiscal 2010 Second Quarter Results Compared To Fiscal 2009 Second Quarter
Net Sales
     Net sales for the distribution segment were $111.3 million (before inter-company eliminations) for the second quarter of fiscal 2010 compared to $158.5 million (before inter-company eliminations) for the second quarter of fiscal 2009, a decreased 29.7%. Net sales decreased in the software product group to $96.8 million during the second quarter of fiscal 2010 from $120.0 million for the same period last year due to loss of revenue from a large retailer that filed for bankruptcy and liquidated during fiscal 2009, a shift to fee-based value-added services and timing of annual software product revisions versus the prior year. DVD video net sales decreased to $8.4 million in the second quarter of fiscal 2010 from $14.9 million in second quarter of fiscal 2009, primarily due to shelf space reductions at retailer locations and the overall deteriorating economic conditions. Video games net sales decreased to $6.2 million in the second quarter of fiscal 2010 from $23.6 million for the same period last year, due to a lack of new releases versus the prior fiscal year. The Company believes future net sales results will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit
     Gross profit for the distribution segment was $12.7 million or 11.5% of net sales for the second quarter of fiscal 2010 compared to $13.6 million or 8.6% of net sales for the second quarter of fiscal 2009. The decrease in gross profit was primarily due to the sales volume decrease. The increase in gross profit margin percentage for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was due to the increased sales of higher margin products, reduced customer rebates, and an increase in fee-based value-added services. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $11.5 million or 10.3% of net sales for the second quarter of fiscal 2010 compared to $13.5 million or 8.4% as a percent of net sales for the second quarter of fiscal 2009. Overall expenses decreased in all categories of operating expenses.
     Selling and marketing expenses for the distribution segment decreased to $3.3 million or 3.0% of net sales for the second quarter of fiscal 2010 compared to $4.0 million or 2.5% of net sales for the second quarter of fiscal 2009 primarily due to a decrease in variable freight expenses. The current period was characterized by lower sales volumes and lower freight rates. Additionally, there were reduced personnel costs related to the restructuring activities that we undertook during the latter part of fiscal 2009, partially offset by an increase in marketing expenses.
     Distribution and warehousing expenses for the distribution segment decreased to $2.4 million or 2.2% of net sales for the second quarter of fiscal 2010 compared to $3.0 million or 1.9% as a percent of net sales for the second quarter of fiscal 2009 due to the workforce reduction in response to lower shipment volume compared to prior year.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $4.6 million or 4.1% of net sales for the second quarter of fiscal 2010 compared to $5.3 million or 3.3% of net sales for the second quarter of fiscal 2009. The decrease in the second quarter of fiscal 2010 was primarily a result of reduced expenses related to the fiscal 2009 ERP implementation of $600,000, a workforce reduction during the latter part of fiscal 2009 and a decrease in professional and information technology hosting fees, which were offset by the $600,000 additional performance based compensation accrual recorded during the second quarter of fiscal 2010 compared to a nominal bonus accrual recorded during the prior year quarter.
     Bad debt expense for the distribution segment was $100,000 for the second quarter of fiscal 2010 compared to $200,000 in the same period last year.
     Depreciation and amortization for the distribution segment remained flat at $977,000 for both the second quarter of fiscal 2010 and 2009.
Operating Income
     Net operating income for the distribution segment was $1.3 million for the second quarter of fiscal 2010 compared to $114,000 for the second quarter of fiscal 2009.
Fiscal 2010 Six Months Results Compared With Fiscal 2009 Six Months
Net Sales
     Net sales for the distribution segment were $232.7 million (before inter-company eliminations) for the first six months of fiscal 2010 compared to $291.6 million (before inter-company eliminations) for the first six months of fiscal 2009, a decrease of 20.2%. Net sales decreased in the software product group to $197.8 million for the first six months of fiscal 2010 from $225.5 million for the same period last year due primarily to loss of revenue from a large retailer that filed for bankruptcy and liquidated during fiscal 2009, a shift to fee-based value-added services and timing of annual software product revisions versus prior year. DVD video net sales decreased to $19.8 million for the first six months of fiscal 2010 from $28.6 million for the first six months of fiscal 2009, primarily due to shelf space reductions at retailer locations and the overall deteriorating economic conditions. Video games net sales decreased to $15.1 million for the first six months of fiscal 2010 from $37.5 million for the same period last year, due to loss of sales from a large retailer that filed for bankruptcy and liquidated during fiscal 2009 and a lack of new releases versus the prior fiscal year. The

Company believes future net sales results will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $24.5 million or 10.5% of net sales for the first six months of fiscal 2010 compared to $25.5 million or 8.7% of net sales for the first six months of fiscal 2009. The decrease in gross profit was primarily due to the sales volume decrease. The increase in gross profit margin percentage was due to increased sales of higher margin products, reduced customer rebates, and an increase in fee-based value-added services. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $22.9 million or 9.8% of net sales for the first six months of fiscal 2010 compared to $26.0 million or 8.9% of net sales for the same period of fiscal 2009. Overall expenses decreased in all categories of operating expenses except depreciation and amortization.
     Selling and marketing expenses for the distribution segment decreased to $6.4 million or 2.7% of net sales for the first six months of fiscal 2010 compared to $6.9 million or 2.4% of net sales for the first six months of fiscal 2009 primarily due to a decrease in variable freight expenses. The current period was characterized by lower sales volumes and lower freight rates. These costs were partially offset by an increase in marketing expenses for the first six months of fiscal 2010.
     Distribution and warehousing expenses for the distribution segment were $4.5 million or 1.9% of net sales for the first six months of fiscal 2010 compared to $5.9 million or 2.0% of net sales for the same period of fiscal 2009 due a workforce reduction in response to lower shipment volume compared to the prior fiscal year.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $9.8 million or 4.2% of net sales for the first six months of fiscal 2010 compared to $11.1 million or 3.8% of net sales for the first six months of fiscal 2009. The decrease was primarily a result of reduced expenses related to the fiscal 2009 ERP implementation of a $1.7 million, a workforce reduction during the latter part of fiscal 2009 and a decrease in professional fees, which were partially offset by the $1.4 million additional performance based compensation accrual recorded during the first six months of fiscal 2010 compared to a nominal bonus accrual recorded during the same period last year.
     Bad debt expense for the distribution segment was $100,000 for the first six months of fiscal 2010 compared to $200,000 in the same period last year.
     Depreciation and amortization for the distribution segment remained flat at $2.0 million for the first six months of fiscal 2010 compared to $1.9 million for the first six months of fiscal 2009.
Operating Income (Loss)
     Net operating income for the distribution segment was $1.6 million for the first six months of fiscal 2010 compared to net operating loss of $577,000 for the same period of fiscal 2009.
Consolidated Other Income and Expense
     Interest expense was $601,000 for the second quarter of fiscal 2010 compared to $833,000 for the second quarter of fiscal 2009. Interest expense was $1.3 million for the first six months of fiscal 2010 compared to $2.4 million for same period of fiscal 2009. The decrease in interest expense for the second quarter of fiscal 2010 was a result of a reduction in debt, a reduction of effective interest rates and a write-off of debt acquisition costs of $490,000 during the second quarter of fiscal 2009.
     Interest income, which primarily relates to interest on available cash balances, was zero for the second quarter of fiscal 2010 compared to $14,000 for the same period last year. Interest income was $7,000 for the first six months of fiscal 2010 compared to $29,000 for the same period last year.

     Other income (expense), net, for the three months ended September 30, 2009 was net income of $364,000, which amount consisted of translation gains on the Canadian dollar. Other income (expense), net, for the three months ended September 30, 2008 was net expense of $223,000 and consisted of translation losses on the Canadian dollar of $174,000 and loss on disposal of assets held for sale of $48,000. Other income (expense), net, for the first six months fiscal 2010 was net income of $815,000 and related to translation gains on the Canadian dollar. Other income (expense), net, for the first six months of fiscal 2009 was net expense of $321,000 and consisted primarily of translation losses on the Canadian dollar of $272,000 and loss on assets held for sale of $48,000.
Consolidated Income Tax Expense
     We recorded consolidated income tax expense for the second quarter of fiscal 2010 of $1.3 million or an effective tax rate of 36.1% compared to income tax benefit of $26.7 million or an effective tax rate of 37.5% for the second quarter of fiscal 2009. We recorded consolidated income tax expense for the first six months of fiscal 2010 of $3.4 million or an effective tax rate of 34.4% compared to income tax benefit of $26.3 million or an effective tax rate of 37.5% for the first six months of fiscal 2009. The decrease in our effective tax rate for both the three and six months of fiscal 2010 compared to fiscal 2009 is primarily due to a change in the effective state income tax rate as a result of our completed fiscal 2009 income tax returns.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During fiscal 2009, we recorded a valuation allowance against the deferred tax assets of $21.4 million, which represented the amount of temporary differences we do not anticipate recognizing with future projected income for fiscal years 2010 through 2013, or by net operating loss carrybacks. The valuation allowance at September 30, 2009 was $21.3 million.
     We adopted the provisions of ASC 740-10 on April 1, 2007 which had no impact on our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000. During the six months ended September 30, 2009, an additional $122,000 of UTB’s was accrued, which was net of $28,000 of deferred federal and state income tax benefits. As of September 30, 2009, interest accrued was $157,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $1.1 million.
Consolidated Net Income (Loss)
     For the second quarter of fiscal 2010, we recorded net income of $2.3 million, compared to net loss of $44.5 million for the same period last year. For the first six months of fiscal 2010, we recorded net income of $6.4 million, compared to net loss of $43.9 million for the same period last year.
Market Risk
     As of September 30, 2009, we had $19.9 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, which are subject to interest rate fluctuations, a 100-basis point change in LIBOR or index rate would cause our annual interest expense to change by $199,000.
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
     During the three and six months ended September 30, 2009, we had foreign exchange gain of $364,000 and $815,000, respectively compared to foreign exchange loss of $174,000 and $272,000 during the three and six months ended September 30, 2008, respectively.

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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for the first six months of fiscal 2010 was $1.5 million and cash used in operating activities was $7.2 million for the same period last year.
     The net cash provided by operating activities for the first six months of fiscal 2010 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $10.0 million, amortization of debt acquisition costs of $217,000, share-based compensation of $529,000, deferred income taxes of $3.1 million, a decrease in deferred compensation of $400,000 and a decrease in deferred revenue of $59,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first six months of fiscal 2010: accounts receivable decreased $11.5 million, reflecting timing of collections and decreased sales; inventories increased $5.1 million, primarily reflecting higher inventories in anticipation of our third quarter operating needs; prepaid expenses increased $60,000, primarily reflecting timing of prepaid royalty contracts; production costs and license fees increased $3.1 million and $2.8 million, respectively, due to content acquisitions; income taxes receivable decreased $4.5 million primarily due to the timing of required tax payments and tax refunds; other assets decreased $307,000 due to amortization and recoupments; accounts payable decreased $26.6 million, primarily as a result of timing of disbursements, cash collections and operations of the Company; and accrued expenses increased $2.8 million primarily as a result of the performance based compensation accrual.
     The net cash used in operating activities in the first six months of fiscal 2009 of $7.2 million was primarily the result of our net loss, combined with various non-cash charges, including depreciation and amortization of $8.1 million, write-off of debt acquisition costs of $490,000, goodwill impairment of $73.4 million, share-based compensation of $501,000, deferred income taxes of $26.5 million and an increase in deferred revenue of $617,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $1.4 million for the first six months of fiscal 2010 and $426,000 for the same period last year.
     Acquisition of property and equipment totaled $446,000 and $3.0 million for the first six months of fiscal 2010 and 2009, respectively. Purchases of property and equipment in fiscal 2010 consisted primarily of computer equipment. Purchases of property and equipment in fiscal 2009 consisted primarily of computer equipment and purchases related to the final implementation of our ERP project.
     Acquisition of intangible assets totaled zero and $413,000 for the first six months of fiscal 2010 and 2009, respectively. The capitalization of software development totaled $958,000 and zero for the first six months of fiscal 2010 and 2009, respectively.
     The sale of marketable securities held in a Rabbi trust was zero and $1.7 million for the first six months of fiscal 2010 and 2009, respectively, related to deferred compensation payments to our former CEO.
     Proceeds from sale of assets held for sale were zero and $1.4 million for the first six months of fiscal 2010 and 2009, respectively.
Financing Activities
     Cash flows used in financing activities totaled $116,000 for the first six months of fiscal 2010 and cash flows provided by financing activities totaled $3.2 million for the first six months of fiscal 2009.

     We had repayments of notes payable-line of credit of $116.2 million, proceeds from notes payable-line of credit of $112.0 million, increased debt acquisition costs of $246,000 and an increase in checks written in excess of cash of $4.4 million for the first six months of fiscal 2010.
     We had repayments of notes payable-line of credit of $98.1 million, proceeds from notes payable-line of credit of $112.4 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $1.7 million, an increase in checks written in excess of cash of $527,000 and an increase in debt acquisition costs of $200,000 for the first six months of fiscal 2009.
     We recorded no proceeds from the exercise of common stock options and warrants during the first six months of fiscal 2010 and $12,000 for the first six months of fiscal 2009.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation (“GE”), which has been amended. The credit agreement currently provides for a senior secured eighteen month (through June 30, 2010), $65.0 million revolving credit facility. The revolving credit facility is available for working capital and general corporate needs and is subject to certain borrowing base requirements. The revolving credit facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. At September 30, 2009 and March 31, 2009, the Company had $19.9 million and $24.1 million, respectively outstanding. At September 30, 2009, based on the facility’s borrowing base and other requirements, the Company had excess availability of $12.6 million.
     We entered into a four-year $15.0 million Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”) as administrative agent, agent and lender on March 22, 2007. The Term Loan facility called for monthly installments of $12,500, annual excess cash flow payments and final payment on March 22, 2011. The facility was secured by a second priority security interest in all of our assets. At March 31, 2008, we had $9.7 million outstanding on the Term Loan facility, which was paid in full on June 12, 2008 in connection with the Third Amendment to the GE revolving credit facility.
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
     In association with the credit agreement, we also pay certain facility and agent fees. Weighted average interest on the revolving credit facility was 5.6% and 6.9% at September 30, 2009 and 2008, respectively, and is payable monthly.
     Under the revolving credit facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of EBITDA to fixed charges, minimum EBITDA and a borrowing base availability requirement. We were in compliance with all the covenants related to the revolving credit facility as of September 30, 2009. We currently believe we will be in compliance with all covenants over the next twelve months.
     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0%. The entire outstanding balance of principal and interest is due in full on November 12, 2012.
Liquidity
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for, among other things: (1) investments in our publishing segment in order to license content; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) the remaining $1.7 million payable to our former Chief Executive Officer for post-retirement benefits. During the first six months of fiscal 2010, we invested approximately $5.2 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our credit agreement provides for a $65.0 million revolving credit facility (through June 30, 2010), which is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of September 30, 2009, we had $19.9 million outstanding on the revolving sub-facility and excess availability of $12.6 million, based on the terms of the agreement.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations and funds available under our existing credit facility will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives in the foreseeable future, absent significant acquisitions. Additionally, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of September 30, 2009 by fiscal year (in thousands):

		Less			More
		than 1	1 — 3	3 — 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$22,895	$1,442	$5,083	$5,200	$11,170
Capital leases	184	54	106	24	—
License and distribution agreement	12,893	4,988	6,705	1,200	—
Deferred compensation	1,749	1,749	—	—	—

Total	$37,721	$8,233	$11,894	$6,424	$11,170

     We have excluded our ASC 740-10 liabilities from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the revolving credit facility have been excluded.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings disclosed in Note 19 to the Company’s consolidated financial statements included herein.
Item 1A. Risk Factors
     Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Securities Holders
     Our Annual Meeting of Shareholders was held on September 16, 2009. At the meeting, the following actions were taken:
     1) The following persons were elected as directors of the Company, each for a three-year term ending at the Annual Meeting of Shareholders held in 2012:

Names	Votes For	Votes Withheld
Deborah L. Hopp	31,318,772	1,462,308
David F. Dalvey	31,231,899	1,549,181
Frederick C. Green IV	31,232,557	1,548,523

     2) The approval of an amendment to the Amended and Restated 2004 Stock Plan to modify the provisions regarding grants of stock options to non-employee directors was approved by a vote of 12,086,697 shares in favor, 4,003,954 shares against, 182,829 shares abstained and there were 16,507,600 broker non-votes.
     3) The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2010 was approved by a vote of 31,854,021 shares in favor, 748,951 shares against, 178,108 shares abstained and there were no broker non-votes.
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

Navarre Corporation (Registrant)
Date: November 13, 2009	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)