Form 10-Q
period 2009-12-31
NAVARRE CORP /MN/
filed 2010-02-09
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 5, 2010

Common Stock, No Par Value	36,366,668 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Note)
Assets:
Current assets:
Marketable securities	$1,031	$1,024
Accounts receivable, less allowances of $13,791 and $19,010, respectively	62,367	72,817
Inventories	27,030	26,732
Prepaid expenses and other current assets	13,774	11,090
Income tax receivable	1,332	4,866
Deferred tax assets — current, net	2,688	6,219

Total current assets	108,222	122,748
Property and equipment, net of accumulated depreciation of $20,134 and $16,704, respectively	13,826	15,957
Software development costs, net of amortization of $108 and zero, respectively	1,847	677
Other assets:
Intangible assets, net of amortization of $26,810 and $25,364, respectively	1,952	3,406
License fees, net of amortization of $27,206 and $21,570, respectively	16,673	17,728
Production costs, net of amortization of $15,431 and $12,223, respectively	9,915	8,408
Deferred tax assets — non-current, net	13,362	10,299
Other assets	4,714	3,946

Total assets	$170,511	$183,169

Liabilities and shareholders’ equity:
Current liabilities:
Note payable — line of credit	$25,046	$24,133
Capital lease obligation — short term	69	90
Accounts payable	73,468	106,708
Checks written in excess of cash balance	1,606	297
Deferred compensation	1,543	2,149
Accrued expenses	15,951	11,504

Total current liabilities	117,683	144,881
Long-term liabilities:
Capital lease obligation — long-term	95	115
Income taxes payable	1,386	1,166

Total liabilities	119,164	146,162
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,366,668 at December 31, 2009 and 36,260,116 at March 31, 2009	161,793	161,134
Accumulated deficit	(110,446)	(124,126)
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	51,347	37,007

Total liabilities and shareholders’ equity	$170,511	$183,169

Note:	The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	$133,298	$171,580	$390,015	$483,901
Cost of sales (exclusive of depreciation and amortization)	111,249	172,734	323,535	438,699

Gross profit (loss)	22,049	(1,154)	66,480	45,202
Operating expenses:
Selling and marketing	6,079	7,536	16,924	20,457
Distribution and warehousing	2,544	3,538	7,055	9,468
General and administrative	7,242	9,198	22,519	25,832
Bad debt expense	165	—	257	200
Depreciation and amortization	1,494	4,330	4,877	9,027
Goodwill and intangible impairment	—	6,209	—	79,621

Total operating expenses	17,524	30,811	51,632	144,605

Income (loss) from operations	4,525	(31,965)	14,848	(99,403)
Other income (expense):
Interest expense	(1,007)	(1,427)	(2,327)	(3,875)
Interest income	7	20	14	49
Other income (expense), net	70	(766)	885	(1,087)

Net income (loss) before income tax	3,595	(34,138)	13,420	(104,316)
Income tax benefit (expense)	3,644	(13,586)	260	12,711

Net income (loss)	$7,239	$(47,724)	$13,680	$(91,605)

Earnings (loss) per common share:
Basic	$0.20	$(1.32)	$0.38	$(2.53)

Diluted	$0.20	$(1.32)	$0.37	$(2.53)

Weighted average shares outstanding:
Basic	36,301	36,216	36,258	36,198
Diluted	36,744	36,216	36,617	36,198
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Operating activities:
Net income (loss)	$13,680	$(91,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,877	9,027
Amortization of debt acquisition costs	352	142
Write-off of debt acquisition costs	289	950
Goodwill and intangible impairment	—	79,621
Amortization of license fees	5,636	10,021
Amortization of production costs	3,208	4,057
Share-based compensation expense	781	787
Deferred income taxes	468	(8,462)
Deferred compensation expense	(606)	(241)
Other	295	24
Changes in operating assets and liabilities:
Accounts receivable, net	10,450	(12,343)
Inventories	(298)	(1,948)
Prepaid expenses	(2,684)	953
Income taxes receivable	3,534	(4,236)
Other assets	181	689
Production costs	(4,715)	(5,414)
License fees	(4,581)	(8,547)
Accounts payable	(33,240)	16,896
Income taxes payable	220	250
Accrued expenses	4,320	553

Net cash provided by (used in) operating activities	2,167	(8,826)
Investing activities:
Purchases of property and equipment	(1,299)	(3,325)
Purchases of intangible assets	(12)	(666)
Software development costs incurred	(1,278)	(400)
Proceeds from sale of intangible assets	20	—
Proceeds from sale of assets held for sale	—	1,353
Sale of marketable equity securities	—	1,654

Net cash used in investing activities	(2,569)	(1,384)
Financing activities:
Proceeds from note payable, line of credit	158,851	167,410
Payments on note payable, line of credit	(157,938)	(150,035)
Repayments of note payable	—	(9,744)
Payment of deferred compensation	—	(1,654)
Checks written in excess of cash	1,309	—
Debt acquisition costs	(1,784)	(200)
Other	(36)	120

Net cash provided by financing activities	402	5,897

Net decrease in cash	—	(4,313)
Cash at beginning of period	—	4,445

Cash at end of period	$—	$132

Supplemental cash flow information:
Cash paid for (received from):
Interest	$1,514	$2,985
Income taxes, net of refunds	(4,440)	(212)
Supplemental schedule of non-cash investing and financing activities:
Accrual of debt acquisition costs	—	650
Shares received for payment of tax withholding obligations	$127	$15
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), publishes and distributes a wide range of computer software and home entertainment and multimedia products and provides value-added services to third-party publishers. The Company operates through two business segments — publishing and distribution. The publishing segment publishes computer software through Encore Software, Inc. (“Encore”), anime content through FUNimation Productions, Ltd. (“FUNimation”) and formerly published budget DVD video through BCI Eclipse Company, LLC (“BCI”). In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video. The distribution segment distributes computer software, DVD video, video games and accessories and provides fee-based third-party logistical services to North American retailers and their suppliers.
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
     In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and nine months ended December 31, 2009 and 2008. The Company, under specific conditions, permits its customers to return products. The Company records a reserve for sales returns and allowances against amounts due in order to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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

Recently Issued Accounting Pronouncements
     In May 2009, the FASB issued ASC 855-10, Subsequent Events (ASC 855-10) which requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855-10 defines two types of subsequent events as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. We adopted ASC 855-10 during fiscal 2010, with no impact to our consolidated financial statements other than subsequent event footnote disclosures (see further disclosure in Note 24).
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

     Marketable securities at December 31, 2009 consist of corporate bonds and a money market fund which are held in a Rabbi trust established for the payment of deferred compensation for a former Chief Executive Officer (see further disclosure in Note 22).
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
     At December 31, 2009 and March 31, 2009, the Company recorded these securities at fair value using Level 1 quoted market prices. Dividend and interest income were recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in income and were derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of December 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Corporate bonds	$204	$—	$—
Money market fund	827	—	—

	$1,031	$—	$—

	As of March 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$712	$1	$2
Money market fund	312	—	—

	$1,024	$1	$2

     At December 31, 2009 and March 31, 2009, all the marketable securities were classified as current based on the scheduled payout of the deferred compensation, and are restricted to use only for the settlement of the deferred compensation liability. Contractual maturities of available-for-sale debt securities at December 31, 2009 were January 2010.
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
Stock Options
     A summary of the Company’s stock option activity as of December 31, 2009 and changes during the nine months ended December 31, 2009 is summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,165,528	$5.74
Granted	848,500	1.89
Exercised	(7,501)	0.69
Canceled	(294,295)	6.19

Options outstanding, end of period	3,712,232	$4.84

Options exercisable, end of period	2,306,246	$6.80

Shares available for future grant, end of period	97,580

     The weighted average remaining contractual term for options outstanding was 6.7 years and for options exercisable was 5.1 years at December 31, 2009.
     The total intrinsic value of stock options exercised during the nine months ended December 31, 2009 and 2008 was $11,000 and $5,000, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.12 as of December 31, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $1.1 million and for options exercisable was $285,000 at December 31, 2009. The total number of in-the-money options exercisable as of December 31, 2009 was 1.6 million options. There were no in-the-money options at December 31, 2008, when the closing stock price was $0.40.
     As of December 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $1.2 million, which is expected to be recognized over the next 1.7 years on a weighted-average basis.
     During the nine months ended December 31, 2009 and 2008, the Company received cash from the exercise of stock options totaling $5,000 and $12,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the nine months ended December 31, 2009 or 2008.
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
     A summary of the Company’s restricted stock activity as of December 31, 2009 and changes during the nine months ended December 31, 2009 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	445,155	$1.19
Granted	242,750	2.10
Vested	(173,836)	1.61
Forfeited	(5,583)	1.10

Unvested, end of period	508,486	$1.48

     The weighted average remaining contractual term for restricted stock awards outstanding at December 31, 2009 was 9.3 years.
     The total fair value of shares vested during the nine months ended December 31, 2009 or 2008 was $431,000 and $52,000, respectively.
     As of December 31, 2009, total compensation cost related to non-vested restricted stock awards not yet recognized was $707,000 which is expected to be recognized over the next 1.7 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either the nine month periods ended December 31, 2009 and 2008.

Restricted Stock Units — Performance Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units was contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), were to be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target was achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. During the second quarter of fiscal 2009, the Company adjusted the forfeiture rate and reduced stock based compensation expense by $75,000 based on actual terminations of recipients. The amount recorded for the nine months ended December 31, 2008 was a $5,000 recovery. The Company did not achieve the TSR targets at March 31, 2009, and therefore zero shares were issued and all restricted stock units were forfeited at that time.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three and nine months ended December 31, 2009 and 2008 were calculated using the following assumptions:

	Three Months Ended		Nine Months Ended
	December 30,		December 30,
	2009	2008	2009	2008
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	75%	66%	75%	66%
Risk-free interest rate	2.33%	2.51%	1.65-2.93%	2.51-2.87%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and nine months ended December 31, 2009 was $252,000 and $781,000, respectively and $286,000 and $787,000 for the three and nine months ended December 31, 2008, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 4 — Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$7,239	$(47,724)	$13,680	$(91,605)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	36,301	36,216	36,258	36,198
Dilutive securities: Employee stock options and warrants	443	—	359	—

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	36,744	36,216	36,617	36,198

Net earnings (loss) per share:
Basic earnings (loss) per share	$0.20	$(1.32)	$0.38	$(2.53)

Diluted earnings (loss) per share	$0.20	$(1.32)	$0.37	$(2.53)

     Approximately 2.8 million and 2.7 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended December 31, 2009, respectively and 3.5 million and 3.2 million of the Company’s stock options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended December 31, 2008, respectively, because the exercise prices of the stock options and restricted stock awards were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants were excluded for both the three and nine month periods ended December 31, 2009 and 2008, because the exercise prices of the warrants were greater than the average market price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 5 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
Note 6 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Trade receivables	$71,787	$86,345
Vendor receivables	2,086	2,894
Other receivables	2,285	2,588

	76,158	91,827
Less: allowance for doubtful accounts and sales discounts	5,003	7,043
Less: allowance for sales returns, net margin impact	8,788	11,967

Total	$62,367	$72,817

Note 7 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Finished products	$21,552	$20,437
Consigned inventory	1,895	1,868
Raw materials	3,583	4,427

Total	$27,030	$26,732

     Consigned inventory represents the Company’s finished goods inventory at customers’ locations, where revenue recognition criteria have not been met.
Note 8 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Prepaid royalties	$12,448	$9,826
Other	1,326	1,264

Total	$13,774	$11,090

Note 9 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Furniture and fixtures	$1,370	$1,306
Computer and office equipment	18,261	17,782
Warehouse equipment	10,116	10,116
Production equipment	1,411	1,296
Leasehold improvements	2,087	2,081
Construction in progress	715	80

Total	33,960	32,661
Less: accumulated depreciation and amortization	20,134	16,704

Net property and equipment	$13,826	$15,957

Note 10 — Capitalized Software Development Costs
     The Company incurs development costs for software to be sold, leased or marketed in the publishing segment. The Company accounts for these costs in accordance with the provisions of ASC 985-20, Software (ASC 985-20). Software development costs include third-party contractor fees and overhead costs. The Company capitalizes these costs once technological feasibility is achieved. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The carrying amount of software development costs may change in the future if there are any changes to anticipated future gross revenue or the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. Software development costs were $1.8 million and $677,000 at December 31, 2009 and March 31, 2009, respectively. Amortization expense was $87,000 and $108,000 for the three and nine months ended December 31, 2009, respectively and zero for both the three and nine months ended December 31, 2008.
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
     Under ASC 350, Intangibles — Goodwill and Other (ASC 350), the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company’s FUNimation and BCI reporting units was less than their carrying value. Following this assessment, ASC 350 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. A review of the goodwill was completed and considered in measuring the estimated impairment charge recorded during both the second and third quarters of fiscal 2009 given the facts and circumstances at that time. The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty.

     In the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on facts and circumstances at that time and its business strategy in light of the industry and economic conditions, as well as taking into consideration future expectations. Accordingly, at September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $73.4 million.
     During the third quarter of fiscal 2009, the Company concluded that additional indicators of potential impairment were present due to the further sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the third quarter of fiscal 2009 based on facts and circumstances at that time and its current business strategy in light of present industry and economic conditions, as well as taking into consideration future expectations. An additional $5.2 million non-cash goodwill impairment charge was recorded at December 31, 2008 to write-off the remaining balance of goodwill. These non-cash charges had no impact on the Company’s compliance with the financial covenants in its credit agreement.
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
     The Company evaluates its indefinite lived intangible assets in accordance with ASC 350. The Company reviews intangible assets for impairment annually or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination was completed. As part of this analysis conducted at December 31, 2008, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determines fair value using the relief from royalty valuation techniques. The Company recorded a $1.0 million impairment charge, which is included in goodwill and intangible impairment expense in the Consolidated Statement of Operations, for the three and nine months ended December 31, 2008.
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of three years for masters, seven and one half years for license relationships and seven years for the domain name and are valued as follows (in thousands):

	As of December 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,078	$8,078	$—
License relationships	20,078	18,696	1,382
Domain name	70	36	34
Trademarks (not amortized)	536	—	536

	$28,762	$26,810	$1,952

	As of March 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters	$8,086	$7,986	$100
License relationships	20,078	17,350	2,728
Domain name	70	28	42
Trademarks (not amortized)	536	—	536

	$28,770	$25,364	$3,406

     Aggregate amortization expense for the three and nine months ended December 31, 2009 was $451,000 and $1.4 million, respectively. Aggregate amortization for the three and nine months ended December 31, 2008 was $3.1 million and $5.5 million, respectively, which included a $2.0 million impairment charge related to masters.

     Based on the intangibles in service as of December 31, 2009, estimated future amortization expense is as follows (in thousands):

Remainder of fiscal 2010	$451
2011	425
2012	237
2013	303
Thereafter	—
Debt issuance costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs totaled $1.8 million and $650,000 at December 31, 2009 and March 31, 2009, respectively. Accumulated amortization amounted to approximately $99,000 and $108,000 at December 31, 2009 and March 31, 2009, respectively. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations. During the first nine months of fiscal 2010, the Company wrote-off $289,000 in debt acquisition costs related to the payoff of the Company’s revolving facility with GE, which charges were included in interest expense. During the first nine months of fiscal 2009, the Company wrote-off $950,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility and material modifications to the Company’s revolving facility, which charges were included in interest expense.
Note 12 — Impairments and Other Charges
     In December 2008, the Company reviewed its portfolio of businesses for poor performing activities and to identify areas where continued business investments would not meet its requirements for financial returns. Net assets impacted included accounts receivable reserves, inventory, prepaid royalties, goodwill, masters, trademarks, license fees and production costs. As a result of the analysis, the Company announced the following actions in December 2008:
•	BCI would no longer be involved in licensing operations related to budget DVD video and the remaining BCI content would be transferred to the distribution segment. For the three months ended December 31, 2008, the Company recorded $18.6 million in impairment and other charges related to the restructuring of BCI, which included $7.3 million for inventory, $7.1 million for prepaid royalties, $2.0 million for masters, $2.0 million for accounts receivable reserves and $181,000 for goodwill.

•	FUNimation would no longer be involved in licensing operations related to DVD video of children’s properties. For the three months ended December 31, 2008, the Company recorded $14.8 million in impairment and other charges related to the restructuring of FUNimation, which included $8.2 million for license fees and production costs, $5.0 million for goodwill, $1.0 million for trademarks and $555,000 for inventory.
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
Note 13 — License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
License fees	$43,879	$39,298
Less: accumulated amortization	27,206	21,570

Total	$16,673	$17,728

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
     Amortization of license fees for the three and nine months ended December 31, 2009 was $1.3 million and $5.6 million, respectively. Amortization of license fees for the three and nine months ended December 31, 2008 was $8.2 million and $10.0 million, respectively and includes a $7.0 million impairment charge. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.
Note 14 — Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Production costs	$25,346	$20,631
Less: accumulated amortization	15,431	12,223

Total	$9,915	$8,408

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

     Amortization of production costs for the three and nine months ended December 31, 2009 was $937,000, and $3.2 million, respectively. Amortization of production costs for the three and nine months ended December 31, 2008 was $2.4 million and $4.0 million, respectively and includes a $1.3 million impairment charge. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 15 — Assets Held for Sale
     In September 2008, the Company completed the sale of the real estate and related assets located in Decatur, Texas to an unrelated party. The Company received proceeds of $1.4 million and recognized a loss of $48,000, net of costs paid by the purchaser at closing, for the nine months ended December 31, 2008. These assets were no longer required due to the move of FUNimation’s inventory to the Company’s Minnesota distribution center. The assets were no longer being depreciated and were carried at their net book value as of the date of discontinued use as assets held for sale on the Consolidated Balance Sheets at that time.
Note 16 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Compensation and benefits	$6,668	$3,263
Royalties	4,017	3,056
Customer rebates	1,634	1,264
Rent	1,208	1,249
Deferred revenue	278	303
Interest	210	39
Other	1,936	2,330

Total	$15,951	$11,504

Note 17 — Bank Financing and Debt
     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is available for working capital and general corporate needs. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets and is subject to certain borrowing base requirements. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0% at the Company’s discretion; however, this index above the LIBOR or prime rates is subject to change on a quarterly basis beginning June 30, 2010, based upon the Company’s trailing twelve month EBITDA as calculated pursuant to the Credit Facility. The entire outstanding balance of principal and interest is due in full on November 12, 2012. In addition, with the proceeds received from the Credit Facility the Company paid off the balance of the prior revolving credit facility with General Electric Capital Corporation (“Prior Facility”) at closing of $20.2 million. As such, the Credit Facility replaced the Prior Facility. The Company also wrote off the remaining $289,000 of debt acquisition costs on the Prior Facility.
     At December 31, 2009 and March 31, 2009, respectively, the Company had $25.0 million outstanding under the Credit Facility and $24.1 million outstanding under the Prior Facility. At December 31, 2009, based on the Credit Facility’s borrowing base and other requirements, the Company had excess availability of $10.3 million, net of a $2.0 million minimum required availability balance. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. In association with both credit facilities, the Company pays and has paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.6% at December 31, 2009 and 4.4% under the Prior Facility at December 31, 2008. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility the Company is required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that were used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on net vendor advances and a borrowing base availability requirement. At December 31, 2009, the Company was in compliance with all covenants under the Credit Facility.

Letter of Credit
     The Company is party to a letter of credit totaling $250,000 related to a vendor at both December 31, 2009 and March 31, 2009. In the Company’s experience, no claims have been made against these financial instruments.
Note 18 — Private Placement Warrants
     As of December 31, 2009 and March 31, 2009, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $5.00 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
Note 19 — Income Taxes
     The Company adopted the provisions of ASC 740-10, Income Taxes (ASC 740-10) related to uncertain tax positions on April 1, 2007. The adoption of ASC 740-10 resulted in no impact to accumulated deficit for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000, which was net of federal and state tax benefits. During the nine months ended December 31, 2009, an additional $180,000 of UTB’s were accrued, which was net of $41,000 of deferred federal and state income tax benefits. As of December 31, 2009, interest accrued was $172,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $1.1 million.
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
     For the three months ended December 31, 2009 and 2008, the Company recorded an income tax benefit of $3.6 million and an income tax expense of $13.6 million, respectively. The effective income tax rate for the three months ended December 31, 2009 was negative 101.4%, compared to negative 39.8% for the three months ended December 31, 2008. For the nine months ended December 31, 2009 and 2008, the Company recorded an income tax benefit of $260,000 and $12.7 million, respectively. The effective tax rate for the nine months ended December 31, 2009 was negative 1.9%, compared to 12.2% for the nine months ended December 31, 2008.
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
     As a result of the market conditions and their impact on the Company’s future outlook, during the fiscal year ended March 31, 2009, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets had become unfavorable. Management considered the positive and negative evidence for the potential utilization of the net deferred tax asset and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, at March 31, 2009, a valuation allowance of $21.4 million was recorded for a portion of the net deferred tax assets and was included in income tax expense for the year ended March 31, 2009.

     At December 31, 2009, the Company had a net deferred tax asset position, before valuation allowance, of $32.2 million. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards, which will begin to expire in fiscal 2029. At December 31, 2009, the amount of deferred tax assets that the Company will more likely than not be able to realize increased due to a tax law change allowing the Company to carry its net operating losses back additional years as well as the Company having higher than projected book income. As a result, the Company released $5.3 million of the valuation allowance against these deferred tax assets, reducing the valuation allowance balance to $16.1 million at December 31, 2009.
Note 20 — Commitments and Contingencies
Leases
     The Company leases primarily all of its distribution facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $731,000 and $2.2 million for the three and nine months ended December 31, 2009, respectively and $724,000 and $2.1 million for the three and nine months ended December 31, 2008, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of December 31, 2009 (in thousands):

Remainder of fiscal 2010	$731
2011	2,543
2012	2,518
2013	2,516
2014	2,502
Thereafter	10,198

$21,008

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
Note 21 — Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At December 31, 2009 and March 31, 2009, leased capital assets included in property and equipment were as follows (in thousands):

	December 31,	March 31,
	2009	2009
Computer and office equipment	$343	$314
Less: accumulated amortization	193	113

Net property and equipment	$150	$201

     Amortization expense for the three and nine months ended December 31, 2009 was $25,000 and $57,000, respectively and for the three and nine months ended December 31, 2008 was $18,000 and $46,000, respectively. Future minimum lease payments, excluding additional costs such as real estate taxes, insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2010	$28
2011	66
2012	58
2013	28

Total minimum lease payments	$180
Less: amounts representing interest at rates ranging from 6.9% to 31.6%	16

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $69 and $95, respectively	$164

Note 22 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. At December 31, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $210,000 and $815,000, respectively.
     The employment agreement also contains a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust pays annually $1.3 million, plus interest at 8%, for three years. At both December 31, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $1.3 million. The Company expensed $34,000 and $111,000 in interest expense for these obligations during the three and nine months ended December 31, 2009, respectively and $76,000 and $234,000 during the three and nine months ended December 31, 2008, respectively.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal year 2005. As the final $22,000 was paid during the nine months ended December 31, 2008, the Company made no payments during the three and nine months ended December 31, 2009. The Company has no further obligation under this agreement.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. At December 31, 2009 and March 31, 2009, outstanding accrued balances due under this arrangement were $1,000 and $10,000, respectively.
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
     Financial information by reportable business segment is included in the following summary (in thousands):

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2009
Net sales	$20,893	$124,786	$(12,381)	$133,298
Income from operations	2,935	1,590	—	4,525
Net income, before income tax	2,248	1,347	—	3,595
Depreciation and amortization expense	633	861	—	1,494
Capital expenditures	502	350	—	852
Total assets	60,006	117,181	(6,676)	170,511

	Publishing	Distribution	Eliminations	Consolidated
Three months ended December 31, 2008
Net sales	$24,567	$162,904	$(15,891)	$171,580
Loss from operations *	(30,940)	(1,025)	—	(31,965)
Net loss, before income tax *	(31,942)	(2,196)	—	(34,138)
Depreciation and amortization expense *	3,253	1,077	—	4,330
Capital expenditures	63	242	—	305
Total assets *	60,604	152,295	821	213,720

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2009
Net sales	$67,189	$357,518	$(34,692)	$390,015
Income from operations	11,620	3,228	—	14,848
Net income, before income tax	9,757	3,663	—	13,420
Depreciation and amortization expense	1,982	2,895	—	4,877
Capital expenditures	638	661	—	1,299
Total assets	60,006	117,181	(6,676)	170,511

	Publishing	Distribution	Eliminations	Consolidated
Nine months ended December 31, 2008
Net sales	$80,779	$454,457	$(51,335)	$483,901
Loss from operations *	(97,801)	(1,602)	—	(99,403)
Net loss, before income tax *	(100,915)	(3,401)	—	(104,316)
Depreciation and amortization expense *	6,038	2,989	—	9,027
Capital expenditures	454	2,871	—	3,325
Total assets *	60,604	152,295	821	213,720

*	See Note 12 for discussion of impairment and other charges recorded during the three and nine months ended December 31, 2008.
Note 24 — Subsequent Events
     The Company evaluated its December 31, 2009 consolidated financial statements for subsequent events through February 9, 2010, the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various PC software and DVD video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business. Our publishing business is the leading provider of anime home video products in the United States through FUNimation and publishes computer software through Encore.
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
Executive Summary
     We reduced our debt balance by $23.7 million to $25.0 million at December 31, 2009, from $48.7 million at March 31, 2009. Working capital management, strong earnings and lack of cash federal tax payments contributed to the debt balance reduction.
     At December 31, 2009, the amount of deferred tax assets that we will more likely than not be able to realize increased due to a tax law change allowing us to carry our net operating losses back additional years as well as us having higher than projected book income. As a result, we released $5.3 million of the valuation allowance against these deferred tax assets, reducing the valuation allowance balance to $16.1 million at December 31, 2009.
     In December 2008, we reviewed our portfolio of businesses for poor performing activities to identify areas where continued business investments would not meet our requirements for financial returns. As such, we announced the following in December 2008:
•	BCI would no longer be involved in licensing operations related to budget DVD video and the remaining BCI content would be transferred to the distribution segment. For the three and nine months ended December 31, 2008, we recorded impairment and other charges of $18.6 million in connection with these restructuring activities.

•	FUNimation would no longer be involved in licensing operations related to DVD video of children’s properties. For the three and nine months ended December 31, 2008, in connection with the restructuring activities, we recorded $8.8 million of impairment charges due to inventory, production costs and license advances related to these children’s properties.
     We annually review goodwill for potential impairment for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. During the quarter ended September 30, 2008, we experienced a decline in our stock price as the market reacted to the overall worsening of the economy and the “credit crisis” among major lending institutions. During the quarter ended September 30, 2008, we determined that the fair value of two of our reporting units was less than their carrying values, and accordingly, a non-cash goodwill impairment charge in the amount of $73.4 million was recorded. During the quarter ended December 31, 2008, we experienced additional declines in our stock price and recorded an additional $6.2 million of goodwill and intangible impairment charges.

     Under ASC 350, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. At the end of the second quarter of fiscal 2009, management completed a valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of our FUNimation and BCI reporting units was less than their carrying value. Following this assessment, ASC 350 required us to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include performing an analysis in which the fair values of the assets and liabilities of the reporting units are determined as if the reporting units had been acquired in a current business combination.
     The estimates and assumptions used in making the assessment of the fair value are inherently subject to uncertainty. In step two of the estimate of impairment, we analyzed the fair values of the assets and liabilities of our reporting units where impairment had occurred. Specifically, we estimated the fair value of our Licensor and Distributor Relationships in the reporting units based on a projected income and historical cost approaches.
     Additionally, during the quarter ended December 31, 2008, we announced a company-wide reduction in force and recorded restructuring cost of $1.1 million. The total restructuring impairment and other charges recorded for the three and nine months ended December 31, 2008 were $34.6 million and $108.0 million, respectively.
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
Summary of Results of Operations for the Three and Nine Months
     Consolidated net sales for the third quarter of fiscal 2010 were $133.3 million compared to $171.6 million for the third quarter of fiscal 2009, a decrease of $38.3 million or 22.3%. The decrease in net sales was related to the inclusion of BCI in fiscal 2009 (which generated $1.2 million in net sales during the third quarter of fiscal 2009), a $7.2 million loss of sales to a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, a shift to fee-based value-added services, departure of low margin vendors, a weaker new release schedule compared to third quarter fiscal 2009 and the weak retail market and poor overall economic conditions.
     Our gross profit was $22.0 million or 16.5% of net sales in the third quarter of fiscal 2010 compared to gross loss of $1.2 million or negative 0.7% of net sales for the same period in fiscal 2009. The $23.2 million increase in gross profit was due principally to:
•	impairment and other charges of $16.4 million recorded in fiscal 2009 related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring;

•	impairment and other charges of $8.8 million recorded in fiscal 2009 related to license advances, production costs and inventory associated with the FUNimation restructuring; offset by

•	decreased sales volume in fiscal 2010.
     The increase in gross profit margin percentage to 16.5% from negative 0.7%, a total increase of 17.2%, was due to the impairment and other charges recorded in fiscal 2009 related to our restructuring (which constituted 14.7% of the increase), product sales mix, which included increased sales of higher margin products, departure of low margin vendors and an increase in fee-based value-added services.
     Total operating expenses for the third quarter of fiscal 2010 were $17.5 million or 13.1% of net sales, compared to $30.8 million or 18.0% of net sales in the same period for fiscal 2009. The $13.3 million decrease was primarily due to a non-cash goodwill and trademark impairment charge recorded during the third quarter of fiscal 2009 of $6.2 million, $2.0 million of impairment recorded during the third quarter of fiscal 2009 related to masters and severance costs of $1.1 million recorded during fiscal 2009 related to reduction in force. We experienced additional decreases in all expense categories due to the elimination of costs related to BCI in fiscal 2010, the benefit received from the implementation of company-wide expense reduction initiatives during the third quarter of fiscal 2009 (which included workforce reductions), a decrease in enterprise resource planning (“ERP”) expenses for systems that were implemented in fiscal 2009 and operational efficiencies. These expense reductions were partially offset by a $1.0 million increase of performance based compensation for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.
     Net income for the third quarter of fiscal 2010 was $7.2 million or $0.20 per diluted share compared to a net loss of $47.7 million or a loss of $1.32 per diluted share for the same period last year.
     Consolidated net sales for the nine months ended December 31, 2009 were $390.0 million compared to $483.9 million for the first nine months of fiscal 2009, a decrease of $93.9 million or 19.4%. The decrease in net sales was due to the inclusion of BCI in fiscal 2009 (which generated $9.6 million in net sales during the nine months ended December 31, 2008), a $31.3 million loss of sales to a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, a shift to fee-based value-added services, departure of low margin vendors, a decrease in distribution sales resulting from a lack of new major video game and software releases versus the prior fiscal year, and the weak retail market and poor overall economic conditions.
     Our gross profit was $66.5 million or 17.0% of net sales for the first nine months of fiscal 2010, compared with $45.2 million or 9.3% of net sales for the same period in fiscal 2009. The $21.3 million increase in gross profit was primarily due to:
•	impairment and other charges of $16.4 million recorded in fiscal 2009 related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring;

•	impairment and other charges of $8.8 million recorded in fiscal 2009 related to license advances, production costs and inventory associated with the FUNimation restructuring; offset by

•	decreased sales volume in fiscal 2010.
     The increase in gross profit margin percentage to 17.0% from 9.3% was due to the impairment and other charges recorded in fiscal 2009 related to our restructuring (which constituted 5.2% of the increase), product sales mix, which included increased sales of higher margin products, departure of low margin vendors and an increase in fee-based value-added services.
     Total operating expenses for the nine months ended December 31, 2009 were $51.6 million or 13.2% of net sales, compared to $144.6 million or 29.9% of net sales in the same period for fiscal 2009. The $93.0 million decrease was primarily due to a non-cash goodwill and trademark impairment charges of $79.6 million, $2.0 million of impairment related to masters and severance costs of $1.1 million related to the reduction in force all of which were recorded in the third quarter of fiscal 2009. We experienced additional decreases in all expense categories due to the elimination of costs related to BCI in fiscal 2010, the benefit received from the implementation of company-wide expense reduction initiatives during the third quarter of fiscal 2009, which included workforce reductions, a reduction in ERP expenses for systems that were implemented in fiscal 2009 and operational efficiencies. These expense reductions were partially offset by a $3.2 million increase of performance based compensation for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
     Net income for the nine months ended December 31, 2009 was $13.7 million or $0.37 per diluted share compared to a loss of $91.6 million or a loss of $2.53 per diluted share for the same period last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the credit facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the credit facility. “Checks issued in excess of cash balances” represents payments made to vendors that have not yet been presented by the vendor to our bank. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors.
     In March 2007, we amended and restated our credit agreement with General Electric Capital Corporation (“GE”) (the “GE Facility”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE Facility provided for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility. The Monroe facility was paid in full in connection with the Third Amendment of the GE Facility on June 12, 2008 and the GE Facility itself was paid in full on November 12, 2009, when we obtained a new credit facility.

     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0% at the Company’s discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012.
     At December 31, 2009, we had $25.0 million outstanding on the Credit Facility and, based on the facility’s borrowing base and other requirements, $10.3 million was available, net of a $2.0 million minimum required availability balance. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2009, we had $24.1 million outstanding on the GE Facility and, based on that facility’s borrowing base and other requirements, $16.2 million was available.
     In association with both credit facilities, we pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.6% at December 31, 2009 and at December 31, 2008 under the GE Facility was 4.4%. Such interest amounts have been and continue to be payable monthly.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales:
Publishing	$20,893	$24,567	$67,189	$80,779
Distribution	124,786	162,904	357,518	454,457

Net sales before inter-company eliminations	145,679	187,471	424,707	535,236
Inter-company sales	(12,381)	(15,891)	(34,692)	(51,335)

Net sales as reported	$133,298	$171,580	$390,015	$483,901

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales:
Publishing	15.7%	14.3%	17.2%	16.7%
Distribution	93.6	95.0	91.7	93.9
Inter-company sales	(9.3)	(9.3)	(8.9)	(10.6)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	83.5	100.7	83.0	90.7

Gross profit (loss)	16.5	(0.7)	17.0	9.3

Operating expenses
Selling and marketing	4.6	4.4	4.3	4.2
Distribution and warehousing	1.9	2.1	1.8	2.0
General and administrative	5.5	5.4	5.8	5.3
Bad debt expense	0.1	—	0.1	—
Depreciation and amortization	1.1	2.5	1.2	1.9
Goodwill and intangible impairment	—	3.6	—	16.5

Total operating expenses	13.2	18.0	13.2	29.9

Income (loss) from operations	3.4	(18.7)	3.8	(20.6)
Interest expense	(0.8)	(0.8)	(0.6)	(0.8)
Other income (expense), net	0.1	(0.4)	0.2	(0.2)

Net income (loss) — before taxes	2.7	(19.9)	3.4	(21.6)
Income tax benefit (expense)	2.7	(7.9)	0.1	2.6

Net income (loss)	5.4%	(27.8)%	3.5%	(19.0)%

Publishing Segment
     The publishing segment includes Encore, FUNimation and BCI. In fiscal 2009, BCI began winding down its licensing operations related to budget DVD video.
Fiscal 2010 Third Quarter Results Compared To Fiscal 2009 Third Quarter
Net Sales
     Net sales for the publishing segment were $20.9 million (before inter-company eliminations) for the third quarter of fiscal 2010 compared to $24.6 million (before inter-company eliminations) for the third quarter of fiscal 2009. The $3.7 million or 15.0% decrease in net sales over the prior year quarter was primarily due to the inclusion of BCI in fiscal 2009 (which generated $1.2 million in net sales during the third quarter of fiscal 2009), shelf space reductions at retailer locations and decreased sales due to the weak retail market and poor overall economic conditions. We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit (Loss)
     Gross profit for the publishing segment was $8.5 million or 40.5% of net sales for the third quarter of fiscal 2010 compared to gross loss of $15.4 million or negative 62.5% of net sales for the third quarter of fiscal 2009. The $6.9 million increase in gross profit in fiscal 2010 was a result of the impairment and other charges of $16.4 million recorded during the third quarter of fiscal 2009 related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring and impairment and other charges of $8.8 million recorded during the third quarter of fiscal 2009 related to license advances, production costs and inventory associated with the FUNimation restructuring, offset by decreased sales volume in fiscal 2010.
     The increase in gross profit margin percentage to 40.5% from negative 62.5%, a total increase of 103.0%, was due to impairment and other charges recorded during fiscal 2009 (102.8% of the increase) and improved margins from product sales mix. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold and the amount, if any, of sublicensing or agency revenue.

Operating Expenses
     Total operating expenses for the publishing segment decreased $10.1 million to $5.5 million for the third quarter of fiscal 2010 from $15.6 million for the third quarter of fiscal 2009. The third quarter of fiscal 2009 included impairment and other charges of $8.6 million. Overall operating expenses decreased in all categories except bad debt expense.
     Selling and marketing expenses for the publishing segment were $2.5 million or 12.1% of net sales for the third quarter of fiscal 2010 compared to $3.1 million or 12.4% of net sales for the third quarter of fiscal 2009. The $600,000 decrease was principally due to the $160,000 in severance expenses recorded during the third quarter of fiscal 2009 and expense savings from the restructuring activities that we undertook during the third quarter of fiscal 2009.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $2.3 million or 10.8% of net sales for the third quarter of fiscal 2010 compared to $3.1 million or 12.5% of net sales for the third quarter of fiscal 2009. The $800,000 decrease was primarily due to restructuring severance costs of $330,000 recorded during the third quarter of fiscal 2009, personnel cost savings from the restructuring activities that we undertook during the third quarter of fiscal 2009 as well as a decrease in professional fees, offset by $306,000 of performance based compensation recorded during the third quarter of fiscal 2010 compared to nominal performance based compensation recorded during the prior year quarter.
     Bad debt expense for the publishing segment was $105,000 and zero for the third quarter of fiscal 2010 and 2009, respectively. Our regular review of the trade receivables portfolio resulted in additional allowance reserves.
     Depreciation and amortization expense for the publishing segment was $633,000 for the third quarter of fiscal 2010 compared to $3.3 million for the third quarter of fiscal 2009. The $2.7 million reduction in amortization expense was associated with the impairment of intangibles related to the operations of BCI of $2.0 million recorded during fiscal 2009, the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during the third quarter of fiscal 2009 and a decrease in the amortization of acquisition-related intangibles.
     Goodwill and intangible impairment recorded for the publishing segment was zero for the third quarter of fiscal 2010 compared to $6.2 million for the third quarter of fiscal 2009. The prior year charge primarily reflects the continued decline in the Company’s share price during fiscal 2009, which resulted in the Company’s market capitalization being less than its book value.
Operating Income (Loss)
     The publishing segment had net operating income of $2.9 million for the third quarter of fiscal 2010 compared to net operating loss of $30.9 million for the third quarter of fiscal 2009.
Fiscal 2010 Nine Months Results Compared With Fiscal 2009 Nine Months
Net Sales
     Net sales for the publishing segment were $67.2 million (before inter-company eliminations) for the first nine months of fiscal 2010 compared to $80.8 million (before inter-company eliminations) for the same period of fiscal 2009. The $13.6 million or 16.8% decrease in net sales over the prior year nine months was primarily due to the inclusion of BCI in fiscal 2009 (which generated $9.6 million in net sales during the third quarter of fiscal 2009) and decreased sales due to the weak retail market and poor overall economic conditions. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $28.4 million or 42.3% of net sales for the first nine months of fiscal 2010 compared to $5.5 million or 6.9% of net sales for the first nine months of fiscal 2009. The $22.9 million increase in gross profit was primarily a result of the impairment and other charges of $16.4 million recorded in fiscal 2009 related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring, and impairment of $8.8 million recorded during fiscal 2009 related to license advances, production costs and inventory associated with the FUNimation restructuring, all of which impairment charges were offset by reduced sales during fiscal 2010.
     The increase in gross profit margin percentage to 42.3% from 6.9%, a total increase of 35.4%, was due to impairment and other charges recorded in fiscal 2009 (31.2% of the increase), and improved margins from product sales mix and reduced royalty rates payable to certain licensors in fiscal 2010. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses decreased $86.5 million for the publishing segment to $16.8 million for the first nine months of fiscal 2010 from $103.3 million for the first nine months of fiscal 2009. Expenses for the first nine months of fiscal 2009 included goodwill and other impairment charges recorded of $82.1 million. Overall operating expenses decreased in all categories except bad debt expense.
     Selling and marketing expenses for the publishing segment were $7.0 million or 10.4% of net sales for the first nine months of fiscal 2010 compared to $9.1 million or 11.3% of net sales for the first nine months of fiscal 2009. The $2.1 million decrease was principally due to $160,000 in severance expenses during fiscal 2009, personnel cost savings resulting from the restructuring activities that we undertook during the third quarter of fiscal 2009 and a reduction in travel expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $7.7 million or 11.5% of net sales for the first nine months of fiscal 2010 compared to $8.6 million or 10.6% of net sales for the first nine months of fiscal 2009. The $900,000 decrease was principally due to restructuring severance costs of $330,000 recorded during fiscal 2009, personnel cost savings resulting from the restructuring activities that we undertook during the third quarter of fiscal 2009 and a reduction of professional fees offset by $1.3 million of performance based compensation recorded during the first nine months of fiscal 2010 compared to zero recorded during the prior year.
     Bad debt expense for the publishing segment was $97,000 and zero for the first nine months of fiscal 2010 and 2009, respectively. Our regular review of the trade receivables portfolio resulted in additional allowance reserves.
     Depreciation and amortization for the publishing segment was $2.0 million for the first nine months of fiscal 2010 compared to $6.0 million for the first nine months of fiscal 2009. The $4.0 million decrease was primarily due to impairment of intangibles related to the operations of BCI of $2.0 million recorded during fiscal 2009, the reduction in amortization expense associated with the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during the third quarter of fiscal 2009, as well as a decrease in the amortization of acquisition-related intangibles in fiscal 2010.
     Goodwill and intangible impairment for the publishing segment was zero for the first nine months of fiscal 2010 compared to $79.6 million recorded for the first nine months of fiscal 2009. The prior year charge primarily reflected the sustained decline in the Company’s share price during fiscal 2009, which resulted in the Company’s market capitalization being less than book value.
Operating Income (Loss)
     The publishing segment had net operating income of $11.6 million for the first nine months of fiscal 2010 compared to net operating loss of $97.8 million for the first nine months of fiscal 2009.
Distribution Segment
     The distribution segment distributes PC software, DVD video, video games and accessories.

Fiscal 2010 Third Quarter Results Compared To Fiscal 2009 Third Quarter
Net Sales
     Net sales for the distribution segment were $124.8 million (before inter-company eliminations) for the third quarter of fiscal 2010 compared to $162.9 million (before inter-company eliminations) for the third quarter of fiscal 2009, a decrease of $38.1 million or 23.4%. Net sales decreased $15.9 million in the software product group to $106.9 million during the third quarter of fiscal 2010 from $122.8 million for the same period last year due to a $7.2 million loss of sales from a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, the departure of a low margin vendor (which accounted for $18.3 million of sales in the prior year) and a shift to fee-based value-added services. These decreases in sales were partially offset by increased sales to current customers by providing additional product offerings. DVD video net sales decreased to $9.3 million in the third quarter of fiscal 2010 from $16.0 million in third quarter of fiscal 2009, primarily due to shelf space reductions at retailer locations and the weak retail market and poor overall economic conditions. Video games net sales decreased to $8.6 million in the third quarter of fiscal 2010 from $24.1 million for the same period last year, due to the departure of a low margin vendor (which accounted for $13.6 million of sales in the prior year) and a lack of new releases versus the prior fiscal year. We believe future net sales results will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $13.6 million or 10.9% of net sales for the third quarter of fiscal 2010 compared to $14.2 million or 8.7% of net sales for the third quarter of fiscal 2009. The $600,000 decrease in gross profit was primarily due to the sales volume decrease.
     The increase in gross profit margin percentage to 10.9% from 8.7%, a total increase of 2.2%, was due to the increased sales of higher margin products, the departure of low margin vendors and an increase in fee-based value-added services. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $12.0 million or 9.6% of net sales for the third quarter of fiscal 2010 compared to $15.2 million or 9.3% as a percent of net sales for the third quarter of fiscal 2009. Overall operating expenses decreased in all categories except bad debt expense.
     Selling and marketing expenses for the distribution segment decreased to $3.6 million or 2.8% of net sales for the third quarter of fiscal 2010 compared to $4.5 million or 2.8% of net sales for the third quarter of fiscal 2009 primarily due to a decrease in variable freight expenses. The reduction in current period expenses resulted from lower sales volumes and lower freight rates.
     Distribution and warehousing expenses for the distribution segment decreased to $2.5 million or 2.0% of net sales for the third quarter of fiscal 2010 compared to $3.5 million or 2.2% as a percent of net sales for the third quarter of fiscal 2009 due to lower shipment volume compared to the prior year, which contributed to a workforce reduction.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.0 million or 4.0% of net sales for the third quarter of fiscal 2010 compared to $6.1 million or 3.8% of net sales for the third quarter of fiscal 2009. The $1.1 million decrease in the third quarter of fiscal 2010 was primarily a result of a workforce reduction during the third quarter of fiscal 2009 and a decrease in professional and information technology hosting fees, which were offset by a $451,000 increase in additional performance based compensation recorded during the third quarter of fiscal 2010 compared to the same quarter last year.
     Bad debt expense for the distribution segment was $60,000 for the third quarter of fiscal 2010 compared to zero in the same period last year. Our regular review of the trade receivables portfolio resulted in additional allowance reserves.
     Depreciation and amortization for the distribution segment decreased to $861,000 for the third quarter of fiscal 2010 compared to $1.1 million for the third quarter of fiscal 2009, due to certain assets becoming fully depreciated.

Operating Income
     Net operating income for the distribution segment was $1.6 million for the third quarter of fiscal 2010 compared to net operating loss of $1.0 million for the third quarter of fiscal 2009.
Fiscal 2010 Nine Months Results Compared With Fiscal 2009 Nine Months
Net Sales
     Net sales for the distribution segment were $357.5 million (before inter-company eliminations) for the first nine months of fiscal 2010 compared to $454.5 million (before inter-company eliminations) for the first nine months of fiscal 2009, a decrease of $97.0 million or 21.3%. Net sales decreased in the software product group to $304.7 million for the first nine months of fiscal 2010 from $348.3 million for the same period last year, due primarily to a $23.9 million loss of revenue from a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, the departure of a low margin vendor (which accounted for $22.8 million of sales in the prior year), a shift to fee-based value-added services and timing of annual software product revisions versus the same period last year. These decreases in sales were partially offset by increased sales to current customers by providing additional product offerings. DVD video net sales decreased to $29.1 million for the first nine months of fiscal 2010 from $44.6 million for the first nine months of fiscal 2009, primarily due to shelf space reductions at retailer locations and the weak retail market and poor overall economic conditions. Video games net sales decreased to $23.7 million for the first nine months of fiscal 2010 from $61.6 million for the same period last year, due to an $8.0 million loss of sales from a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, the departure of a low margin vendor (which accounted for $11.9 million of sales in the prior year)and a lack of new releases versus the prior fiscal year. We believe future net sales results will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $38.1 million or 10.6% of net sales for the first nine months of fiscal 2010 compared to $39.7 million or 8.7% of net sales for the first nine months of fiscal 2009. The $1.6 million decrease in gross profit was primarily due to the sales volume decrease.
     The increase in gross profit margin percentage to 10.6% from 8.7%, a total increase of 1.9%, was due to increased sales of higher margin products, the departure of low margin vendors and an increase in fee-based value-added services. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales each quarter.
Operating Expenses
     Total operating expenses for the distribution segment were $34.8 million or 9.7% of net sales for the first nine months of fiscal 2010 compared to $41.3 million or 9.1% of net sales for the same period of fiscal 2009. Overall operating expenses decreased in all categories.
     Selling and marketing expenses for the distribution segment decreased to $9.9 million or 2.8% of net sales for the first nine months of fiscal 2010 compared to $11.4 million or 2.5% of net sales for the first nine months of fiscal 2009 primarily due to a decrease in variable freight expenses. The reduction in current period expenses resulted from lower sales volumes and lower freight rates. These cost decreases were partially offset by an increase in marketing expenses resulting from reduced vendor participation for the first nine months of fiscal 2010.
     Distribution and warehousing expenses for the distribution segment were $7.1 million or 2.0% of net sales for the first nine months of fiscal 2010 compared to $9.5 million or 2.1% of net sales for the same period of fiscal 2009 due to lower shipment volume compared to the prior year, which contributed to a workforce reduction.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $14.8 million or 4.1% of net sales for the first nine months of fiscal 2010 compared to $17.3 million or 3.8% of net sales for the first nine months of fiscal 2009. The $2.5 million decrease was primarily a result of reduced expenses related to the fiscal 2009 ERP implementation of $1.8 million, a workforce reduction during the third quarter of fiscal 2009 and a decrease in professional fees, which were partially offset by the $1.9 million additional performance based compensation recorded during the first nine months of fiscal 2010 compared to the same period last year.

     Bad debt expense for the distribution segment was $160,000 for the first nine months of fiscal 2010 compared to $200,000 in the same period last year. Our regular review of the trade receivables portfolio resulted in an adjustment to the allowance reserves.
     Depreciation and amortization for the distribution segment remained flat at $2.9 million for the first nine months of fiscal 2010 compared to $3.0 million for the first nine months of fiscal 2009.
Operating Income (Loss)
     Net operating income for the distribution segment was $3.2 million for the first nine months of fiscal 2010 compared to net operating loss of $1.6 million for the same period of fiscal 2009.
Consolidated Other Income and Expense
     Interest expense was $1.0 million for the third quarter of fiscal 2010 compared to $1.4 million for the third quarter of fiscal 2009. Interest expense was $2.3 million for the first nine months of fiscal 2010 compared to $3.9 million for same period of fiscal 2009. The decrease in interest expense for the third quarter of fiscal 2010 was a result of a reduction in debt borrowings, and a write-off of debt acquisition costs of $289,000 during the first nine months of fiscal 2010 compared to $950,000 during the first nine months of fiscal 2009.
     Interest income, which primarily relates to interest on available cash balances, was $7,000 for the third quarter of fiscal 2010 compared to $20,000 for the same period last year. Interest income was $14,000 for the first nine months of fiscal 2010 compared to $49,000 for the same period last year.
     Other income (expense), net, for the three months ended December 31, 2009 was net income of $70,000, which amount consisted primarily of currency translation gains on the Canadian dollar stemming from sales made in that country. Other income (expense), net, for the three months ended December 31, 2008 was net expense of $766,000 and consisted of currency translation losses on the Canadian dollar of $756,000 and loss on disposal of assets of $10,000. Other income (expense), net, for the first nine months fiscal 2010 was net income of $885,000 and related primarily to currency translation gains on the Canadian dollar. Other income (expense), net, for the first nine months of fiscal 2009 was net expense of $1.1 million and consisted primarily of currency translation losses on the Canadian dollar of $1.0 million and loss on disposal of assets and assets held for sale of $58,000.
Consolidated Income Tax Expense
     We recorded a consolidated income tax benefit for the third quarter of fiscal 2010 of $3.6 million, or an effective tax rate of negative 101.4%, compared to an income tax expense of $13.6 million, or an effective tax rate of negative 39.8%, for the third quarter of fiscal 2009. We recorded a consolidated income tax benefit for the first nine months of fiscal 2010 of $260,000, or an effective tax rate of negative 1.9%, compared to an income tax benefit of $12.7 million, or an effective tax rate of 12.2%, for the first nine months of fiscal 2009. The decrease in our effective tax rate for both the three and nine months of fiscal 2010 compared to fiscal 2009 is primarily due to a $5.3 million release of the valuation allowance and a change in the effective state income tax rate as a result of our completed fiscal 2009 income tax returns. The Company reduced the valuation allowance during the third quarter of fiscal 2010 because of an increase in deferred tax assets that the Company will more likely than not be able to realize due to a tax law change allowing the Company to carry its net operating losses back additional years as well as the Company having higher than projected book income.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During fiscal 2009, we recorded a valuation allowance against the deferred tax assets of $21.4 million, which represented the amount of temporary differences we do not anticipate recognizing with future projected taxable income, or by net operating loss carrybacks. At December 31, 2009, we released $5.3 million of the valuation allowance against these deferred tax assets, thus reducing the valuation allowance to $16.1 million.
     We adopted the provisions of ASC 740-10 on April 1, 2007 which had no impact on our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000. During the nine months ended December 31, 2009, an additional $180,000 of UTB’s was accrued, which was net of $41,000 of deferred federal and state income tax benefits. As of December 31, 2009, interest accrued was $172,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $1.1 million.
Consolidated Net Income (Loss)
     For the third quarter of fiscal 2010, we recorded net income of $7.2 million, compared to net loss of $47.7 million for the same period last year. For the first nine months of fiscal 2010, we recorded net income of $13.7 million, compared to net loss of $91.6 million for the same period last year.
Market Risk
     As of December 31, 2009, we had $25.0 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, a 100-basis point change in LIBOR or index rate would cause our annual interest expense to change by $250,000.
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
     During the three and nine months ended December 31, 2009, we had foreign exchange gain of $69,000 and $884,000, respectively compared to foreign exchange loss of $756,000 and $1.0 million during the three and nine months ended December 31, 2008, respectively.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for the first nine months of fiscal 2010 was $2.2 million and cash used in operating activities was $8.8 million for the same period last year.
     The net cash provided by operating activities for the first nine months of fiscal 2010 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $13.7 million, amortization of debt acquisition costs of $352,000, write-off of debt acquisition costs of $289,000, share-based compensation of $781,000, decrease in deferred income taxes of $468,000 and a decrease in deferred compensation of $606,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first nine months of fiscal 2010: accounts receivable decreased $10.5 million, reflecting timing of collections and decreased sales; inventories increased $298,000, primarily reflecting higher inventories in anticipation of operating needs; prepaid expenses increased $2.7 million, primarily reflecting timing of prepaid royalty contracts; production costs and license fees increased $4.7 million and $4.6 million, respectively, due to content acquisitions; income taxes receivable decreased $3.5 million primarily due to the timing of required tax payments and tax refunds; other assets decreased $181,000 due to amortization and recoupments partially offset by an increase in deposits; accounts payable decreased $33.2 million, primarily as a result of reduced purchases driven by lower sales volume, timing of disbursements, cash collections and operations of the Company; and accrued expenses increased $4.3 million primarily as a result of the performance based compensation accrual.
     The net cash used in operating activities in the first nine months of fiscal 2009 of $8.8 million was primarily the result of our net loss, combined with various non-cash charges, including depreciation and amortization of $23.1 million, write-off of debt acquisition costs of $950,000, goodwill impairment of $79.6 million, share-based compensation of $787,000, deferred income taxes of $8.5 million and an increase in deferred revenue of $245,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $2.6 million for the first nine months of fiscal 2010 and $1.4 million for the same period last year.
     Acquisition of property and equipment totaled $1.3 million and $3.3 million for the first nine months of fiscal 2010 and 2009, respectively. Purchases of property and equipment in fiscal 2010 consisted primarily of computer equipment. Purchases of property and equipment in fiscal 2009 consisted primarily of computer equipment and purchases related to the final implementation of our ERP project.
     Acquisition of intangible assets totaled $12,000 and $666,000 for the first nine months of fiscal 2010 and 2009, respectively. The capitalization of software development totaled $1.3 million and $400,000 for the first nine months of fiscal 2010 and 2009, respectively.
     The sale of marketable securities held in a Rabbi trust was zero and $1.7 million for the first nine months of fiscal 2010 and 2009, respectively, related to deferred compensation payments to our former CEO.
     Proceeds from sale of assets held for sale were zero and $1.4 million for the first nine months of fiscal 2010 and 2009, respectively.
Financing Activities
     Cash flows provided by financing activities totaled $402,000 for the first nine months of fiscal 2010 and $5.9 million for the first nine months of fiscal 2009.
     We had repayments of notes payable-line of credit of $157.9 million, proceeds from notes payable-line of credit of $158.9 million, increased debt acquisition costs of $1.8 million and an increase in checks written in excess of cash of $1.3 million for the first nine months of fiscal 2010. “Checks issued in excess of cash balances” represents payments made to vendors that have not yet been presented by the vendor to our bank.
     We had repayments of notes payable-line of credit of $150.0 million, proceeds from notes payable-line of credit of $167.4 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $1.7 million and an increase in debt acquisition costs of $200,000 for the first nine months of fiscal 2009.
Capital Resources
     In October 2001, we entered into a credit agreement with General Electric Capital Corporation (“GE”). The credit agreement provided for a senior secured, $65.0 million revolving credit facility. The revolving credit facility was available for working capital and general corporate needs and was subject to certain borrowing base requirements. The revolving credit facility was secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies.
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
     On October 30, 2008, we entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE which revised the GE Facility as follows: effective as of December 31, 2008, (i) clarified the calculation of “EBITDA” under the credit agreement to indicate that it would not be impacted by any pre-tax, non-cash charges to earnings related to goodwill impairment; and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings would not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, we entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of December 31, 2008, (i) clarified that the calculation of “EBITDA” under the credit agreement would not be impacted by certain pre-tax, non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in our financial results for the period ending December 31, 2008 related to a force reduction; (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the credit facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter. Additionally, the Fifth Amendment modified the total borrowings available to $65.0 million. At March 31, 2009, we had $24.1 million outstanding on the Term Loan facility. The balance of the GE Facility was paid in full on November 12, 2009 in connection with us obtaining a new credit facility, as described below.
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility calls for monthly interest payments at a rate of LIBOR, or the prime rate, plus 4.0% at the Company’s discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. At December 31, 2009 we had $25.0 million outstanding. At December 31, 2009, based on the facility’s borrowing base and other requirements, we had excess availability of $10.3 million, net of a $2.0 million minimum required availability balance. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.
     In association with both credit facilities, we pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.6% at December 31, 2009 and at December 31, 2008 under the GE Facility was 4.4%. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on its capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on net vendor advances and a borrowing base availability requirement. We were in compliance with all the covenants related to the Credit Facility as of December 31, 2009. We currently believe we will be in compliance with all covenants over the next twelve months.
Liquidity
     We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the credit facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the credit facility. “Checks issued in excess of cash balances” represents payments made to vendors that have not yet been presented by the vendor to our bank. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for, among other things: (1) investments in our publishing segment in order to license content and develop software for established products; (2) investments in our distribution segment in order to sign exclusive distribution agreements and (3) equipment needs for our operations. During the first nine months of fiscal 2010, we invested approximately $9.0 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our credit agreement provides for a $65.0 million revolving credit facility, which is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of December 31, 2009, we had $25.0 million outstanding on the revolving sub-facility and excess availability of $10.3 million, net of a $2.0 million minimum required availability balance, based on the terms of the agreement. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our existing credit facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next 12 months, absent significant acquisitions. Additionally, with respect to long term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations as of December 31, 2009 by fiscal year (in thousands):

		Less			More
		than 1	1—3	3—5	than 5
	Total	Year	Years	Years	Years
Operating leases	$22,174	$721	$5,083	$5,200	$11,170
Capital leases	181	28	124	29	—
License and distribution agreement	9,691	1,953	6,538	1,200	—
Deferred compensation	1,543	1,543	—	—	—

Total	$33,589	$4,245	$11,745	$6,429	$11,170

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings disclosed in Note 20 to the Company’s consolidated financial statements included herein.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Securities Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits
     (a) The following exhibits are included herein:

10.1	Form of Credit Agreement by and among Navarre Corporation, together with its subsidiaries, and the lenders that are signatories thereto dated November 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Navarre Corporation (Registrant)
Date: February 9, 2010	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	/s/ J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)