Form 10-K
period 2010-03-31
NAVARRE CORP /MN/
filed 2010-06-11
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2009 was approximately $73,292,600 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $2.20 on such date).
The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 36,366,668 as of June 10, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which the company expects to file with the Securities and Exchange Commission (“SEC”) within 120 days after the fiscal year end.

NAVARRE CORPORATION
FORM 10-K

PART I
Item 1 — Business
Overview
     Navarre Corporation distributes and publishes a wide range of computer software, home entertainment and multimedia products and provides value-added services to third-party publishers. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Costco Wholesale Corporation, Staples, Office Depot and Target, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain and our broad product offering permit us to offer these products to our retail customers and provide access to a retail channel for the publishers of such products.
     Historically, our business has focused on providing distribution services, such as third party logistics (3PL), to vendors. Over the past several years, we have expanded our business to include the licensing and publishing of home entertainment and multimedia content, primarily through the acquisition of publishers in select markets. By expanding our product offerings through such acquisitions, we believe we can leverage both our sales experience and distribution capabilities to drive increased retail penetration and more effective distribution of such products, and enable content developers and publishers that we acquire to focus more on their core competencies.
Information About Our Segments
     Our business operates through two business segments —Distribution and Publishing.
     Distribution. Through our distribution business, we distribute computer software, home video, video games and accessories and provide fee-based 3PL services to North American retailers and their suppliers. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Roxio (a division of Sonic Solutions), Webroot Software, Inc., Nuance Communications, Inc., McAfee, Inc., Corel Corporation, LucasArts Entertainment Company and our own publishing business.
     On May 31, 2007, the Company sold its wholly-owned subsidiary, Navarre Entertainment Media, Inc. (“NEM”) to an unrelated third party. NEM operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain during fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations. For the fiscal year ended March 31, 2008, net sales for NEM were $5.2 million. This transaction divested the Company of all of its independent music distribution activities.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various computer software and home video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”) and FUNimation Productions, Ltd. (“FUNimation”). Encore, which we acquired in July 2002, publishes print, personal productivity, education, family entertainment and system utilities computer software categories, including titles such as Print Shop, Print Master, Mavis Beacon Teaches Typing, Advantage, Diner Dash, H&R Block, Bicycle and Hoyle PC Gaming products. FUNimation, acquired on May 11, 2005, is the leading anime content provider in North America. FUNimation licenses and distributes titles such as Dragon Ball Z, Dragon Ball Kai, Dragon Ball, Dragon Ball GT, Fullmetal Alchemist, Fullmetal Alchemist Brotherhood, One Piece, Afro Samurai, Shin Chan, Claymore, Darker Than Black, Robotech The Shadow Chronicles, Evangelion1.11, Trigun and Eden of The East. FUNimation also distributes live action films such as Shinobi, Genghis Khan, RoboGeisha, Kamui Gaiden. Our digital strategy consists primarily of the sale of home video titles through online digital retailers such as iTunes. The Company also continues to explore additional digital distribution opportunities for our other product categories.
     In fiscal 2009, a former component of our publishing business, BCI Eclipse Company, LLC (“BCI”), began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
     On May 27, 2010, we announced we have engaged Houlihan Lokey to assist it in structuring and negotiating a potential transaction for the sale of FUNimation, although there can be no assurances that this process will result in the consummation of a transaction.

FUNimation, the leading anime content provider in North America, was acquired on May 11, 2005 and operates as part of the Company’s publishing business segment. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented in any future filings will be classified as discontinued operations.
     Business Strategy & Strengths
     We seek to grow our business through a combination of organic growth and targeted acquisitions. We intend to execute this strategy by focusing on our competitive strengths, which include:
•	Distribution of a Broad Range of Products

•	Provision of Value-Added and Logistical Services

•	Acquisition of Attractive Publishing Content

•	Integration of Our Technology and Systems with Customers and Vendors

•	Established Relationships with Publishers and Customers.
Distribution Markets
     Computer Software
     According to The NPD Group, the leading North American provider of consumer and retail market research information for manufacturers and retailers, the computer software industry achieved $2.9 billion in sales on a trailing 12 month basis ended December 31, 2009 compared to $3.3 billion in 2008. During fiscal 2010, we distributed approximately $430.0 million of software product. We, like the industry, experienced a sales decrease during this time period.
     We presently have relationships with computer software publishers such as Symantec Corporation, Kaspersky Lab, Inc., Roxio (a division of Sonic Solutions) and Webroot Software, Inc. These relationships are important to our distribution business and during the fiscal year ended March 31, 2010, each of these publishers accounted for more than $20.0 million in revenues. In the case of Symantec, net sales accounted for approximately $102.9 million, $104.0 million and $95.0 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
     We have agreements in place with each of the vendors whose products we distribute, but, in most instances, such agreements are short-term in nature and may be cancelled without cause and upon short notice, typically 30 days. The agreements typically cover the right to distribute in the United States and Canada, but do not restrict the vendors from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the vendors’ products at a wholesale price and to provide various distribution and fulfillment services in connection with the vendors’ products. We believe these arrangements are standard for such vendors and are essentially operational requirements.
     Video Games
     According to The NPD Group, sales in the video game and accessories industry were $19.3 billion in 2009 compared to $21.0 billion in 2008. During fiscal 2010, we distributed approximately $27.3 million of video game product. According to industry sources, the installed base of video game consoles in North America is expected to grow to approximately 302.2 million users by 2014 compared to 170.5 million users in December 2009.
     Retailers concentrated on a few major releases, most of which were distributed direct to retail by major studios during fiscal year 2010. Additionally, there was a reduction in the number of titles available for us to distribute, which negatively affected our fiscal 2010 sales.
     Our relationships with video game vendors such as Lucas Arts Entertainment, Square Enix, USA, and Southpeak, are important to this category of our distribution business.

     Home Video
     According to industry sources, U.S. home video industry sales totaled $20.0 billion in 2009 compared to $21.0 billion in 2008. During fiscal 2010, we distributed approximately $71.1 million of home video product. We, like the industry, experienced a sales decrease during this time period.
     Economic pressures increased purchase resistance by consumers in home video, as rental spending was up 4.2% and video-on-demand was up 32%, while sell-through on media-based formats was down 13%, according to trade sources. Retailers responded by reducing catalog offerings and shelf space, resulting in significant pressure on smaller publishers who rely on normal distribution channels, while large studios typical distribute directly to major retailers.
     Our relationships with Digital1Stop, Magnolia Pictures and Topics Entertainment, Inc. are important to our home video distribution business.
     Independent Label Music
     Until the May 2007 divestiture of NEM, we were one of a limited number of large, independent distribution companies that represented independent labels exclusively on a regional or national basis.
Customers
     Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, Costco Wholesale Corporation, Staples, Office Depot and Target. We annually sell and distribute products to more than 19,000 retail and distribution center locations throughout the United States and Canada. While a significant portion of our revenues is generated from these major retailers, we also supply products to smaller independent retailers and through our business-to-business site located at www.navarre.com. See further disclosure in Part I, Item 1. – Business – Navarre’s Distribution Business Model: E-Commerce. Through these sales channels, we seek to ensure a broad reach of product throughout North America in a cost-efficient manner. References to our website are not intended to and do not incorporate information on the website into this Annual Report.
     In each of the past several years, we have had a small number of customers that each accounted for 10% or more of our net sales. During the fiscal years ended March 31, 2010, 2009 and 2008, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 34% and 19%, 35% and 16%, and 31% and 13%, respectively, of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice. These arrangements do not include such material terms as purchase price of the goods purchased but rather principally address operational requirements of the transactions. None of our retail customers are required to make minimum purchases, including our largest customers — Best Buy and Wal-Mart/Sam’s Club.
Navarre’s Distribution Business Model
     Vendor Relationships
     We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe our reputation as a service-oriented organization has helped us expand and retain our vendor relationships with such companies as: Symantec Corporation, Kaspersky Lab, Inc., Roxio (a division of Sonic Solutions), Webroot Software, Inc., Nuance Communications, Inc., McAfee, Inc., Corel Corporation and LucasArts Entertainment Company.
     Furthermore, our dedication to smaller, second-tier vendors has helped to complement our vendor roster. We provide these vendors the opportunity to access shelf space and assist in the solicitation, logistics, promotion and management of products that they otherwise may be unable to obtain. We also conduct one-on-one meetings with smaller vendors to give them the opportunity to establish crucial business relationships with our retail customers.

     Retail Services
     Along with the value-added sales functions we provide to vendors, we also have the ability to customize shipments to each individual customer. With respect to certain customers, we provide products on a consignment basis, which allows the vendors of these products to receive placement at retail while minimizing inventory costs to our customers, and in some cases to Navarre. In the case of the warehouse club channel, we may “pre-sticker” multiple different labels, based on the vendor/customer preference. We assemble creative marketing programs, which include pallet programs, product bundles and specialized packaging. We also create multi-vendor assortments for the club channel, providing the retailer with a broad assortment of products. Our marketing and creative services department designs and produces a variety of advertising vehicles including in-store flyers, direct mail pieces and magazine/newspaper ads, as well as free standing displayers for retail.
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
     E-Commerce
     During fiscal year 2010, we continued to expand the number of electronic commerce (“e-commerce”) customers for whom we perform fulfillment and distribution. Our business-to-business web-site www.navarre.com integrates on-line ordering and deployment of text and visual product information, and has been enhanced to allow for easier user navigation and ordering. References to our website are not intended to and do not incorporate information on the website into this Annual Report.
Navarre’s Publishing Business Model
     In July 2002, we acquired Encore, a publisher of computer software. Encore has an exclusive North American licensing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the print and productivity markets, that includes all products published under the Broderbund brand. Encore also has exclusive licensing agreements with Sony Online Entertainment, Hasbro, H&R Block and The United States Playing Card Company, Inc. FUNimation, acquired on May 11, 2005, is the leading anime content provider in North America. In November 2003, we acquired BCI, a provider of niche home video and audio products. In fiscal 2009, BCI began winding down its licensing operations related to budget home video and the wind-down was completed during the fourth quarter of fiscal 2010.
     Encore
     Encore publishes leading titles in the desktop publishing, family entertainment, education, system utilities, productivity and value software categories, including: Print Shop, Print Master, H&R Block, Advantage, Mavis Beacon Teaches Typing, Diner Dash, Bicycle and Hoyle PC Gaming products.
     Encore focuses on retail and direct to consumer sales by marketing its licensed content, without the distraction and financial risk of significant content development. The benefit to our licensed vendors is that they can focus on their core competencies of content and brand development.
     Encore continues to evaluate emerging computer software brands that have the potential to become successful franchises and also focuses on establishing relationships with developed brands that are seeking to change their business models.

     Encore’s strategy is to continue to license quality branded computer software titles. It has experience in signing single-brand products as well as taking on multiple titles in single agreements, as demonstrated by the signing of the Broderbund, H&R Block, Bicycle and Hoyle publishing agreements.
     FUNimation
     FUNimation is the leading anime content provider in the North American market, which it licenses from Japanese rights holders, and translates and adapts the content for television programming and home videos, primarily targeting audiences between the ages of 18 and 34. FUNimation leverages its licensed content into various revenue streams, including television broadcast, home video distribution, and licensing of merchandising rights for toys, video games and trading cards. FUNimation’s licensed titles include Dragon Ball Z, Dragon Ball Kai, Dragon Ball, Dragon Ball GT, Fullmetal Alchemist, Fullmetal Alchemist Brotherhood, One Piece, Afro Samurai, Shin Chan, Claymore, Darker Than Black, Robotech The Shadow Chronicles, Evangelion1.11, Trigun and Eden of The East. FUNimation also distributes live action films such as Shinobi, Genghis Khan, RoboGeisha, Kamui Gaiden.
     Based on its own market research, FUNimation identifies properties that it believes can be successfully adapted to the U.S. anime market. This market research generally involves analyzing television ratings, merchandise sales trends, home video sales, anime magazines and popularity polls in both the U.S. and Japanese markets. After identifying a property that has the potential for success in the United States, FUNimation seeks to capitalize on its relationships with Japanese rights holders and its reputation as a content provider of anime in North America to obtain the commercial rights to such property, primarily for television programming, home video distribution and merchandising.
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
Competition
     All aspects of our business are highly competitive. Our competitors include other national and regional businesses, as well as some suppliers that sell directly to retailers. Certain of these competitors have substantially greater financial and other resources than we do. Our ability to effectively compete in the future depends upon a number of factors, including our ability to: obtain national distribution contracts; obtain publishing rights with various rights holders and brand owners; maintain our margins and volume; expand our sales through a varied range of products and personalized services; anticipate changes in the marketplace including technological developments and consumer interest in our products; and maintain operating expenses at an appropriate level.
     We face competition from a number of distributors including Ingram Micro, Inc., Ingram Entertainment, Tech Data Corporation and Activision, as well as from manufacturers and publishers that sell directly to retailers. Encore’s competitors include: Topics Entertainment, Nova/Avanquest, Valusoft, and Phantom EFX. FUNimation’s competitors include: VIZ Media, Bandai Entertainment, Section 23, Starz, Sony Pictures and Media Blasters.
     We believe competition in all of our businesses will remain intense. The Company believes that the keys to our growth and profitability include: (i) customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to license and develop products, and (iv) the ability to attract desirable content and additional suppliers, studios and software publishers.

Backlog
     Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.
Environmental Matters
     We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.
Employees
     As of March 31, 2010, we had 530 employees, including 132 in administration, finance, merchandising and licensing, 96 in sales and marketing and 302 in production and distribution. These employees are not subject to collective bargaining agreements and are not represented by unions. We consider our relations with our employees to be good.
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
Executive Officers of the Company
     The following table sets forth our executive officers and certain management as of June 11, 2010:

Name	Age	Position
Cary L. Deacon	58	President and Chief Executive Officer
J. Reid Porter	61	Executive Vice President, Chief Financial Officer
Joyce Fleck	57	President of Navarre Distribution
Calvin Morrell	54	President of Encore
Gen Fukunaga	49	Chief Executive Officer and President of FUNimation
John Turner	56	Senior Vice President of Global Logistics
Ryan F. Urness	38	General Counsel and Secretary
     Cary L. Deacon has been President and Chief Executive Officer since March 31, 2007. He previously served as President and Chief Operating Officer, Publishing since August 2005. Prior to this, Mr. Deacon was the Corporate Relations Officer since joining the Company in September 2002. Previously, he held executive positions at NetRadio Corporation, SkyMall, Inc. and ValueVision International, Inc.
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
     For the fiscal year ended March 31, 2010, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 34% and 19%, respectively, of our total net sales, and, in the aggregate, approximately 53% of our total net sales. For the fiscal year ended March 31, 2009, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 35% and 16%, respectively, of our total net sales, and, in the aggregate, approximately 51% of our total net sales. For the fiscal year ended March 31, 2008, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 31% and 13%, respectively, of our total net sales, and, in the aggregate, approximately 44% of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice. These arrangements do not include such material terms as purchase price of the goods purchased but rather principally address operational requirements of the transactions. None of our retail customers are required to make minimum purchases, including our largest customers — Best Buy and Wal-Mart/Sam’s Club. If we are unable to continue to sell our products to either of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. We believe sales to these customers will continue to represent a significant percentage of our total net sales and there can be no assurance that we will continue to recognize a significant amount of revenue from sales to any specific customer.
The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.
     A significant portion of net sales in recent years has been due to sales of computer software provided by software publishers such as Symantec Corporation, Kaspersky Lab, Inc., Roxio (a division of Sonic Solutions) and Webroot Software, Inc. During the fiscal year ended March 31, 2010 each of these publishers accounted for more than $20.0 million of our net sales. Symantec products accounted for approximately $102.9 million, $104.0 million and $95.0 million in net sales in the fiscal years ended March 31, 2010, 2009 and 2008, respectively. We have agreements in place with each of the vendors whose products we distribute, but, in most instances, such agreements are short-term in nature and may be cancelled without cause and upon short notice, typically 30 days. The agreements typically cover the right to distribute in the United States and Canada, but do not restrict the vendors from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the vendors’ products at a wholesale price and to provide various distribution and fulfillment services in connection with the vendors’ products. We believe these arrangements are standard for such vendors and are essentially operational requirements. If we were to lose our right to distribute products of any of the above computer software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.
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
     Our business and operating results depend upon the appeal of properties, product concepts and programming to consumers, including the popularity of anime in the North American market and trends in the toy, game and entertainment businesses. A decline in the popularity of existing properties or the failure of new properties and product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time. In addition, entertainment properties often have short life cycles. There can be no assurance that:
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
     During weak economic times there is an increased risk that certain of our customers will, among other things, reduce orders, delay payment for product purchased, fail or increase product returns. Our revenues could negatively be affected by a number of factors, including the following:
•	the credit available to our customers;

•	the popularity of our products released during the quarter;

•	the opening and closing of retail stores by our major customers;

•	the extension, termination or non-renewal of existing distribution agreements and licenses;

•	the credit available from our vendors and other sources;

•	product marketing and promotional activities; and

•	general economic changes affecting the buying pattern of retailers, particularly those changes affecting consumer demand for home entertainment products and computer software.
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
As our non-U.S. sales and operations grow, we could become increasingly subject to additional risks that could harm our business.
     Recently we have generated increasing amounts of sales outside of the Unites States, mainly in connection with our Canadian operations. We have a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. These transactions expose us to foreign currency exchange risks because gain or loss on these activities is a function of the foreign exchange rate, over which we have no control. In addition, our non-U.S. operations are subject to a variety of risks, which could cause fluctuations in the results of our non-U.S. operations. These additional risks include, but are not limited to:
•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. import and export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.
     Any one or more of these factors could have an adverse effect on our business, financial condition and operating results.
Pending SEC investigation or litigation may subject us to significant costs, judgments or penalties and could divert management’s attention.
     Since 2006, we have been the subject of a non-public investigation by the Securities and Exchange Commission (the “SEC”). The SEC has not provided us with notice asserting that any violations of the securities laws have occurred, but there can be no assurance as to the outcome of this investigation. We are also involved in a number of litigation matters. Irrespective of the validity of the assertions made in these suits, or the positions asserted in these proceedings or any final resolution in these matters, we could incur substantial costs and management’s attention could be diverted, either of which could adversely affect our business, financial condition or operating results.
Our business is seasonal and variable in nature and, as a result, the level of sales and profitability during our peak season could adversely affect our results of operations and liquidity.
     Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 25.2%, 27.2% and 33.0% of our net sales for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season (like 2008 and 2009), or if we provide price protection for sales during the holiday season or decide to increase our inventory levels to meet anticipated customer demand, our financial results and liquidity could be negatively affected. Our borrowing levels and inventory levels typically increase substantially during the holiday season.
A substantial portion of FUNimation’s revenues are derived from a small number of licensed properties and a small number of licensors and FUNimation’s content is highly concentrated in the anime genre.
     FUNimation derives a substantial portion of its revenues from a small number of properties and such properties usually generate revenues only for a limited period of time. Additionally, FUNimation’s content is concentrated in the anime sector and its revenues are highly subject to the changing trends in the toy, game and entertainment businesses. In particular, one licensed property accounted for $22.6 million, or 40%, of FUNimation’s revenues for the fiscal year ended March 31, 2010. FUNimation’s revenues may fluctuate significantly from year to year due to, among other reasons, the popularity of its licensed properties and the timing of entering into new licensing contracts.
     During the fiscal year ended March 31, 2010, 60% of FUNimation’s revenues were derived from sales of products under multiple licensing arrangements with three licensors. The loss of any one of these licensing relationships could have a material negative effect on FUNimation’s revenues.
FUNimation’s revenues are substantially dependent on television exposure for its licensed properties.
     Television exposure is an important promotional vehicle for home video sales and licensing opportunities for anime content. To the extent that FUNimation’s content is not able to gain television exposure, sales of these products could be limited. Similarly, demand for properties broadcast on television generally is based on television ratings. In addition, FUNimation does not own the broadcast rights for some of its properties, so it relies on third parties to secure or renew broadcast rights for such content. A decline in television ratings or programming time of FUNimation’s licensed properties could adversely affect FUNimation’s revenues.
Technology developments, particularly in the electronic downloading arena, may adversely affect our net sales, margins and results of operations.
     Our products have traditionally been marketed and delivered on a physical delivery basis. If these products continue to be heavily marketed and delivered through technology transfers, such as electronic downloading through the Internet or similar delivery methods, then our retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between electronic retailer suppliers using traditional methods will continue to intensify and likely negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in this delivery channel. If we are unable to develop necessary vendor and customer relationships to facilitate electronic downloading or if the terms of these arrangements or are not as favorable as those related to our physical product sales, our business may be materially harmed.
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
     We rely on a combination of copyright, trademark and other proprietary rights laws to protect the intellectual property we license. Third parties may try to challenge the ownership of such intellectual property by us or our licensors. In addition, our business is subject to the risk of third parties infringing on our intellectual property rights or those of our licensors and producing counterfeit products. If we need to resort to litigation in the future to protect our intellectual property rights or those of our licensors, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business and competitive position.
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
     We rely upon bank borrowings and vendor credit and payment terms to fund our general working capital needs and it may be necessary for us to secure additional financing in the future depending upon the growth of our business and the possible financing of additional acquisitions. If we were unable to borrow under our credit facility, obtain acceptable vendor terms or were otherwise unable to secure sufficient financing on acceptable terms or at all, our future growth and profitability could be adversely affected.
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
Developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability.
     We have recently expanded our software development capabilities. The process of developing new software and/or enhancing existing products is complex, costly and uncertain. Any failure by us to anticipate customers’ changing needs and emerging trends accurately could harm the value of our investment in software development activities. In connection with these activities, we must make long-term investments (sometimes long before cash returns are experienced), develop or obtain appropriate intellectual property and commit resources before knowing whether our predictions will accurately reflect customer demand for our products. Failure to successfully develop and/or sell these products could result in the loss/impairment of our investment, which could negatively impact our results of operations.
     In addition, existing and future products may develop operational problems or contain undetected defects or errors. If we do not discover such defects, errors, or other operational problems until after a product has been released and used by the customer, we may incur significant costs to correct such defects, errors, or other operational problems, including product liability claims or other contract liabilities to customers. Moreover, defects or errors in our products may result in claims for damages and questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance.
Further impairment in the carrying value of our assets could negatively affect our consolidated results of operations and net worth.
     We recorded significant impairment charges to goodwill and other assets during the fiscal year ended March 31, 2009. We evaluate assets on the balance sheet whenever events or a change in circumstance indicates that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in additional other asset impairment charges which could negatively affect our operating results and potentially result in future operating losses.
We have significant credit exposure and negative product demand trends or other factors could cause us significant credit loss.
     We provide credit to our customers for a significant portion of our net sales. We are subject to the risk that our customers will not pay for the products they have purchased. This risk may be increased with respect to goods provided under our consignment programs due to our lack of physical control over the inventory. This risk may increase if our customers experience decreases in demand for their products and services or become less financially stable due to adverse economic conditions or otherwise. If there is a substantial deterioration in the collectability of our receivables, our earnings and cash flows could be adversely affected.
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
     Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Topics Entertainment, Nova/Avanquest, Valusoft, and Phantom EFX. Certain of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to: obtain national distribution contracts and licenses with manufacturers/vendors; obtain publishing rights with various rights holders and brand owners; maintain our margins and volume; expand our sales through a varied range of products and personalized services; anticipate changes in the marketplace including technological developments and consumer interest in our products; and maintain operating expenses at an appropriate level.
     Our failure to perform adequately one or more of the foregoing may materially harm our business.
     In addition, FUNimation’s business depends upon its ability to procure and renew agreements to license certain rights for attractive titles on favorable terms. Competition for attractive anime and television broadcasting slots is intense. FUNimation’s principal competitors in the anime sector are media companies such as VIZ Media, Bandai Entertainment, Section23, Media Blasters, and Starz. FUNimation also competes with various toy companies, other licensing companies, numerous others acting as licensing representatives and large media companies such as Sony Pictures and Disney. Many of FUNimation’s competitors may have substantially greater resources than FUNimation and own or license properties which are more commercially successful than FUNimation’s properties. There are low capital barriers to enter the licensing and brand management business and therefore there is potential for new competitors to enter the market.
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
Any future acquisitions or divestitures could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating acquired companies into our business, it could materially and adversely affect our financial condition and operating results.
     If we make acquisitions or divestitures, a significant amount of management’s time and financial resources may be required to complete the acquisition or divestiture and integrate the acquired business into our existing operations or divest a business from our operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential loss of customers or key employees of acquired businesses. We cannot assure you that if we make any future acquisitions, investments, strategic alliances, joint ventures or begin a divestiture of a component of our business, that such transactions will be completed in a timely manner or achieve anticipated synergies, that they will be structured or financed in a way that will enhance our business or creditworthiness or that they will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could harm our financial condition or creditworthiness or result in dilution. Moreover, we may be unable to locate a suitable candidate with whom to accomplish a divestiture, or may be unable to do so on terms favorable to us, which failure could negatively impact our profitability.
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
     Future terrorist or military actions, in the U.S. or abroad, could result in destruction or seizure of assets or suspension or disruption of our operations. Additionally, such actions could affect the operations of our suppliers or customers, resulting in loss of access to products, potential losses on supplier programs, loss of business, higher losses on receivables or inventory, or other disruptions in our business, which could negatively affect our operating results. We do not carry insurance covering such terrorist or military actions, and even if we were to seek such coverage and such coverage was available, the cost likely would not be commercially reasonable.
Risks Relating to Indebtedness
The level of our indebtedness could adversely affect our financial condition.
     We have the ability, subject to borrowing base requirements, to borrow up to $65.0 million under the revolving credit agreement. The level of our indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to other indebtedness;

•	increase our vulnerability to adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	restrict us from acquiring new content, exploring other business opportunities or strategic acquisitions;

•	limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

•	place us at a disadvantage compared to our competitors that have less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	cause vendors to reduce or restrict vendor financing.
Our outstanding indebtedness bears interest at variable rates. Any increase in interest rates will reduce funds available to us for our operations and future business opportunities and could adversely affect our leveraged capital structure.
     All of the $6.6 million of our outstanding debt at March 31, 2010 is subject to variable interest rates. A 100-basis point change in the current LIBOR rate would cause our projected annual interest expense, based on current borrowed amounts, to change by approximately $66,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.
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
     We will need to refinance all or a portion of our indebtedness on or before the maturity date of our revolving line of credit (November 2012). Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•	our financial condition at the time;

•	the amount of financing outstanding and lender requirements at the time;

•	restrictions in our credit agreement or other outstanding indebtedness; and

•	other factors, including the condition of the financial markets or the distribution and publishing markets.
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
     The market price of our common stock has fluctuated significantly. During the period from April 1, 2009 to March 31, 2010, the last reported price of our common stock as quoted on The NASDAQ Global Market ranged from a low of $0.40 to a high of $2.96. We believe factors such as the market’s acceptance of our products and the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable.
If we fail to meet the Nasdaq Global Market listing requirements, our common stock could be delisted.
     Our common stock is traded on the Nasdaq Global Market, which has various listing requirements. If our stock price does not meet minimum standards, we may not be able to maintain the standards for continued listing on the Nasdaq Global Market, which include, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share and minimum shareholders’ equity of $10.0 million (subject to applicable grace and cure periods). During fiscal year 2010, our common stock traded below the minimum $1.00 closing bid price for 42 consecutive business days. There is no guarantee it will remain above $1.00. If, as a result of the application of such listing requirements, our common stock is delisted from the Nasdaq Global Market, our stock could become more difficult to buy and sell. Consequently, if we were removed from the Nasdaq Global Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, the ability to purchase or resell shares of our common stock could be adversely affected.
The exercise of outstanding warrants and options may adversely affect our stock price.
     As of March 31, 2010, options and warrants to purchase 5,651,786 shares of our common stock were outstanding, of which 2,149,646 options and 1,596,001 warrants were exercisable as of that date. Our outstanding options and warrants are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options and warrants. If holders of these outstanding options and warrants sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.
Our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts that could be beneficial for our shareholders.
     We are subject to Sections 302A.671 (Control Share Acquisitions) and 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which may have the effect of limiting third parties from acquiring significant amounts of our common stock without our approval. These laws, among others, may have the effect of delaying, deferring or preventing a third party from acquiring us or may serve as a barrier to shareholders seeking to amend our articles of incorporation or bylaws. Our articles of incorporation also permit us to issue preferred stock, which could allow us to delay or block a third party from acquiring us. The holders of preferred stock could also have voting and conversion rights that could adversely affect the voting power of the holders of the common stock. Finally, our articles of incorporation and bylaws divide our board of directors into three classes that serve staggered, three-year terms. Each of these factors could make it difficult for a third party to effect a change in control of us. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger or other proposal.
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
     Additionally, we operate a satellite sales office in Bentonville, Arkansas which occupies 2,000 square feet of leased office space. The lease for this space expires on February 28, 2013. In March, 2010, we began start-up operations for a satellite distribution center in Mississauga, Ontario which occupies 30,000 square feet of leased warehouse space. The lease for this space expires on February 28, 2015.
     The present aggregate base monthly rent for all of our distribution and office facilities is approximately $167,000.
Publishing
     Encore currently operates its offices out of approximately 13,000 square feet of leased office space located in Los Angeles, California. This lease currently provides for base monthly payments to be made in the amount of $27,000 and expires April 30, 2013. Encore also operates a call center in Cedar Rapids, Iowa which occupies 3,000 square feet of leased office space. The lease for this space expires on March 31, 2013 and currently provides for base monthly payments to be made in the amount of $3,000.
     FUNimation currently operates its offices out of approximately 48,500 square feet of leased office space located in a suburb of Dallas/Fort Worth, Texas. This lease currently provides for base monthly rental payments to be made in the amount of $50,000 and expires October 31, 2017. In September 2008, we completed the sale of an unused facility owned by FUNimation (see Note 12 to the consolidated financial statements).
     We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.
Item 3. Legal Proceedings
     See Note 23 to the consolidated financial statements.
Item 4. (Removed and Reserved)

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

	Quarter	High	Low
Fiscal 2010	First	$1.65	$0.40
	Second	2.28	1.53
	Third	2.96	2.03
	Fourth	2.17	1.90

Fiscal 2009	First	1.87	1.48
	Second	1.79	1.41
	Third	1.45	0.38
	Fourth	0.57	0.34
     Holders
     At June 10, 2010, we had 593 common shareholders of record and an estimated 6,800 beneficial owners whose shares were held by nominees or broker dealers.
     Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.
     Comparative Stock Performance
     The following Performance Graph compares performance of our common stock on The NASDAQ Global Market of The NASDAQ Stock Market LLC (US companies), the NASDAQ Composite Index and the Peer Group Indices described below. The graph compares the cumulative total return from March 31, 2005 to March 31, 2010 on $100 invested on March 31, 2005, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.
     The Peer Group Index below includes the stock performance of the following companies: Handleman Company, Ingram Micro Inc., Tech Data Corp., 4 Kids Entertainment Inc. and Take Two Interactive Software Inc. These companies have operations similar to our distribution and publishing businesses.

*	$100 invested on 3/31/05 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Navarre Corporation	$100.00	$53.96	$47.17	$22.14	$5.53	$26.16
NASDAQ Composite	$100.00	$119.97	$134.27	$118.46	$85.30	$142.80
Peer Group	$100.00	$96.43	$95.14	$86.83	$52.88	$79.54
Source: Research Data Group, Inc.
Purchases of Equity Securities
We did not purchase any shares of our common stock during the fourth quarter of fiscal 2010.
Equity Compensation Plan Information
During fiscal 2010 we granted 848,500 options and awarded 242,750 restricted shares.
     The following table below presents certain information regarding our Equity Compensation Plans:

Number of securities
		Weighted-average	remaining available for
		exercise	future issuance under
	Number of securities to be	price of	equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,651,786	$4.54	98,913
Equity compensation plans not approved by security holders	—	—	—

Total	5,651,786	$4.54	98,913

Item 6. Selected Financial Data
     The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006 which have been audited by Grant Thornton LLP. (In thousands, except per share data)

	Fiscal Years ended March 31,
	2010	2009	2008	2007	2006(1)
Statement of operations data (2):
Net sales	$528,332	$630,991	$658,472	$644,790	$615,557
Gross profit, exclusive of depreciation and amortization	87,925	67,047	101,559	107,357	101,425
Income (loss) from operations	18,683	(97,118)	17,831	16,362	6,767
Interest expense	(2,818)	(4,630)	(6,127)	(10,220)	(11,217)
Other income (expense)	804	(1,169)	625	56	2,764

Income (loss) from continuing operations	16,669	(102,917)	12,329	6,198	(1,686)
Income tax benefit (expense)	6,203	14,483	(5,273)	(2,594)	654

Net income (loss) from continuing operations	22,872	(88,434)	7,056	3,604	(1,032)
Gain on sale of discontinued operations	—	—	4,892	—	—
Income (loss) from discontinued operations	—	—	(2,290)	455	(2,143)

Net income (loss)	$22,872	$(88,434)	$9,658	$4,059	$(3,175)

Basic earnings (loss) per common share:
Continuing operations	$0.63	$(2.44)	$0.20	$0.10	$(0.04)
Discontinued operations	—	—	0.07	0.01	(0.07)

Net income (loss)	$0.63	$(2.44)	$0.27	$0.11	$(0.11)

Diluted earnings (loss) per common share:
Continuing operations	$0.62	$(2.44)	$0.20	$0.10	$(0.04)
Discontinued operations	—	—	0.07	0.01	(0.07)

Net income (loss)	$0.62	$(2.44)	$0.27	$0.11	$(0.11)

Weighted average shares outstanding:
Basic	36,285	36,207	36,105	35,786	29,898
Diluted	36,643	36,207	36,269	36,228	29,898
Balance sheet data:
Total assets	$171,603	$183,169	$283,462	$288,225	$309,614
Short-term debt	6,634	24,133	31,523	39,208	5,115
Long-term debt	—	—	9,654	14,970	75,352
Temporary equity — Unregistered common stock (3)	—	—	—	—	16,634
Shareholders’ equity	60,761	37,007	124,411	113,451	88,906

(1)	Includes acquisition of FUNimation from date of acquisition — May 11, 2005.

(2)	Fiscal years 2008, 2007 and 2006 have been restated for discontinued operations related to the divestiture of NEM.

(3)	See Note 20 to the consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a distributor and publisher of physical and digital home entertainment and multimedia products, including computer software, home video, video games and accessories. Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Costco Wholesale Corporation, Staples, Office Depot and Target, and we distribute to more than 19,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facility permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to a retail channel for the publishers of such products.

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
     Distribution. Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include computer software, home video, video games, accessories and independent music labels (through May 2007), and by our publishing business. These vendors provide us with products, which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Roxio (a division of Sonic Solutions), Webroot Software, Inc., Nuance Communications, Inc., McAfee, Inc. Corel Corporation, LucasArts Entertainment Company and our own publishing business.
     On May 31, 2007, we sold our wholly-owned subsidiary, NEM, to an unrelated third party. NEM operated our independent music distribution activities. We received $6.5 million in cash proceeds from the sale, plus the assignment of the trade receivables related to this business. As part of this transaction, we recorded a gain in the first quarter of fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations. Net sales from discontinued operations for the fiscal year ended March 31, 2008 were $5.2 million. Net income from discontinued operations was $2.6 million or $0.07 per diluted share for the fiscal year ended March 31, 2008. The consolidated financial statements were reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented.
     Publishing. Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various computer software, and home video titles, and other related merchandising and broadcasting rights. Our publishing business packages, brands, markets and sells directly to retailers, third party distributors and our distribution business. Our publishing business is the leading provider of anime home video products in North America through FUNimation Productions, Ltd. (“FUNimation”) and publishes software through Encore Software, Inc. (“Encore”). In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Overall Summary of Fiscal 2010 Financial Results
     We reduced our debt balance by $17.5 million to $6.6 million at March 31, 2010, from $24.1 million at March 31, 2009. Working capital management, strong earnings and lack of cash federal tax payments contributed to the debt balance reduction.
     At March 31, 2010, the amount of deferred tax assets that we will more likely than not be able to realize increased due to a tax law change allowing us to carry our net operating losses back additional years as well as us having higher than projected book income. As a result, we released $11.7 million of the valuation allowance against these deferred tax assets, reducing the valuation allowance balance to $9.7 million at March 31, 2010.
     Consolidated net sales decreased 16.3% during fiscal 2010 to $528.3 million compared to $631.0 million in fiscal 2009. This decrease in net sales, primarily in the software and video game categories, was due to a $36.3 million loss of sales to a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, a shift to fee-based value-added services, departure of low margin vendors (which generated $57.2 million additional net sales during fiscal 2009), a decrease in distribution sales resulting from a lack of new major video game and software releases versus the prior fiscal year, the weak retail market and poor overall economic conditions as well as the inclusion of BCI in fiscal 2009 (which generated $10.0 million in net sales during fiscal 2009).
     Our gross profit increased to $87.9 million or 16.6% of net sales for fiscal 2010 compared to $67.0 million or 10.6% of net sales for fiscal 2009. The increase in gross margin of $20.9 million was a result of fiscal 2009 impairment and other charges of $25.2 million which were offset by decreased sales volume in fiscal 2010.

     The increase in gross profit margin percent to 16.6% from 10.6%, a total increase of 6.0%, was due principally to a more beneficial product sales mix, which included increased sales of higher margin software products, departure of low margin vendors and an increase in fee-based value-added services during fiscal 2010, and the prior year results being impacted by impairment and other charges related to our restructuring (which constituted 4.0% of the increase).
     Total operating expenses for fiscal 2010 were $69.2 million or 13.1% of net sales, compared with $164.2 million or 26.0% of net sales for fiscal 2009. The $95.0 million decrease was primarily a result of pre-tax, non-cash goodwill and trademark impairment charges of $82.7 million which were recorded in fiscal 2009, $2.0 million of impairment related to masters recorded in fiscal 2009 and severance costs of $1.1 million related to reduction in force recorded in fiscal 2009. We experienced additional decreases in all expense categories during fiscal 2010 due to the elimination of costs related to BCI in fiscal 2010, the benefit received from the implementation of company-wide expense reduction initiatives during fiscal 2009 (which included workforce reductions), a decrease in enterprise resource planning (“ERP”) expenses for systems that were implemented in fiscal 2009 and operational efficiencies. These expense reductions were partially offset by a $4.8 million increase of performance-based compensation expense for fiscal 2010 compared to fiscal 2009.
     Net income for fiscal 2010 was $22.9 million or $0.62 per diluted share compared to net loss of $88.4 million or a loss of $2.44 per diluted share last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the credit facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the credit facility. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact to the reported financial statements.
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
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate, as defined in the Credit Facility, plus 4.0% or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012.
     At March 31, 2010, we had $6.6 million outstanding on the Credit Facility and, based on the facility’s borrowing base and other requirements, we had excess availability of $38.4 million. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2009, we had $24.1 million outstanding on the GE Facility and, based on that facility’s borrowing base and other requirements, $16.2 million was available.
     In association with both credit facilities, and per the respective terms, we pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 7.5% at March 31, 2010 and at March 31, 2009 under the GE Facility was 5.6%. Such interest amounts have been and continue to be payable monthly.

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
Revenue Recognition
     We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2010, 2009 and 2008. Under specific conditions, we permit our customers to return products. We record a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our historical gross profit percent against average sales returns. Our actual sales return rates have averaged between 9% and 13% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.
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
     FUNimation’s revenue is recognized upon meeting the recognition requirements of ASC 926, Entertainment-Films. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by our customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of ASC 926 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Production Costs and License Fees — FUNimation
     In accordance with accounting principles generally accepted in the United States and industry practice, we amortize the costs of production using the individual-film-forecast method under which such costs are amortized for each title or group of titles in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized for such titles. All exploitation costs, including advertising and marketing costs are expensed as incurred.
     We regularly review, and revise when necessary, our total revenue estimates on a title-by-title or group of titles basis, which may result in a change in the rate of amortization and/or a write-down of the asset to estimated fair value. We determine the estimated fair value for properties based on the estimated future ultimate revenues and costs in accordance with ASC 926.

     Any revisions to ultimate revenues can result in significant quarter-to-quarter and year-to-year fluctuation in production cost write-downs and amortization. The commercial potential of individual films can vary dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project the impact that individual films will have on our results of operations. Significant fluctuations in reported income or loss can occur, particularly on a quarterly basis, depending on the release schedules, broadcast dates, the timing of advertising campaigns and the relative performance of the individual films.
     License fees represent advance license/royalty payments made to program suppliers for exclusive distribution rights. A program supplier’s share of distribution revenues (“participation/royalty cost”) is retained until the share equals the license fees paid to the program supplier plus recoupable production costs. Thereafter, any excess is paid to the program supplier. License fees are amortized as recouped which equals participation/royalty costs earned by the program suppliers. Participation/royalty costs are accrued/expensed in the same ratio that current period revenue for a title or group of titles bear to the estimated remaining unrecognized ultimate revenue for that title, as defined by ASC 926. When estimates of total revenues and costs indicate that an individual title will result in an ultimate loss, an impairment charge is recognized to the extent that license fees and production costs exceed estimated fair value, based on cash flows, in the period when estimated.
Allowance for Doubtful Accounts
     We perform periodic credit evaluations of our customers’ financial condition. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings, and other economic and industry factors. Although we utilize risk management practices and methodologies to determine the adequacy of the allowance, the accuracy of the estimation process can be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts. Our largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.
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
     We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. If the operating results for our publishing segment deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material. As discussed above, during the fiscal year ended March 31, 2009, we determined that the fair value of three of our reporting units was less than their fair values, and accordingly, an impairment of goodwill and other intangibles was recorded. In determining the amount of impairment, ASC 350, Intangibles — Goodwill and Other, requires us to analyze the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination. At March 31, 2010 and 2009 we had no goodwill associated with our publishing or distribution segments.
Impairment of Long-Lived Assets
     Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. If our results from operations deteriorate considerably and are not consistent with our assumptions, we may be exposed to a material impairment charge. As discussed above, during the fiscal year ended March 31, 2009, we determined that the fair value of various long-lived assets was less than their fair values, and accordingly, an impairment of other intangibles was recorded. In determining the amount of impairment, ASC 350 and ASC 360, require us to analyze the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination.
Inventory Valuation
     Our inventories are recorded at the lower of cost or market. We use certain estimates and judgments to value inventory. We monitor our inventory to ensure that we properly identify inventory items that are slow-moving, obsolete or non-returnable, on a timely basis. A significant risk in our distribution business is product that has been purchased from vendors that cannot be sold at full distribution prices and is not returnable to the vendors. A significant risk in our publishing business is that certain products may run out of shelf life and be returned by our customers. Generally, these products can be sold in bulk to a variety of liquidators. We establish reserves for the difference between carrying value and estimated realizable value in the periods when we first identify the lower of cost or market issue. If future demand or market conditions are less favorable than current analyses, additional inventory write-downs or reserves may be required and would be reflected in cost of sales in the period the determination is made.
Share-Based Compensation
     We have granted stock options, restricted stock units and restricted stock to certain employees and non-employee directors. We recognize compensation expense for all share-based payments granted after March 31, 2006 and all share-based payments granted prior to but not yet vested as of March 31, 2006, in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period) or when the performance condition has been met. Prior to the adoption of ASC 718, we only recognized compensation expense for stock options or restricted stock, which had a grant date intrinsic value.
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
Income Taxes
     Income taxes are recorded under the liability method, whereby deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Management reviews our deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At March 31, 2009 we carried a valuation allowance against our net deferred tax assets of $21.4 million which represents the amount of temporary differences which we do not anticipate recognizing with future projected income for fiscal years 2010 through 2013, or by net operating loss carrybacks. During fiscal 2010, the amount of deferred tax assets that we will more likely than not be able to realize increased due to a tax law change allowing us to carry our net operating losses back additional years as well as us having higher than projected book income. As a result, we released $11.7 million of the valuation allowance against these deferred tax assets, reducing the valuation allowance balance to $9.7 million at March 31, 2010.
     In July 2006, ASC 740-10, Income Taxes was issued and was adopted and became effective for us on April 1, 2007. ASC 740-10 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained upon examination. The interpretation also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. ASC 740-10 also requires expanded disclosure at the end of each annual reporting period including a tabular reconciliation of unrecognized tax benefits.
Contingencies and Litigation
     There are various claims, lawsuits and pending actions against us. If a loss arising from these actions is probable and can be reasonably estimated, we record the amount of the estimated loss. If the loss is estimated using a range within which no point is more probable than another, the minimum estimated liability is recorded. Based on current available information, we believe the ultimate resolution of existing actions will not have a material adverse effect on our consolidated financial statements. As additional information becomes available, we assess any potential liability related to existing actions and may need to revise our estimates. Future revisions of our estimates could materially impact our consolidated results of operations, cash flows or financial position.
Recently Issued Accounting Pronouncements
     During December 2007, the FASB issued ASC 810-10, Consolidation. ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810-10 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, ASC 810-10 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810-10 was effective, and adopted by us, beginning with the quarter ended June 30, 2009. We did not experience any impact on our financial condition, results of operations and cash flows from the adoption of ASC 810-10.
     On December 4, 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 significantly changed the accounting for business combinations. Under ASC 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805-10 changed the accounting treatment for certain specific items, including:
•	Acquisition costs are generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date;

•	Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.
     ASC 805-10 also included a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. We adopted ASC 805-10 in the first quarter of fiscal 2010, which did not have an impact on our consolidated financial statements.
     In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging. ASC 815-10 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects these instruments and activities have on an entity’s financial position, financial performance, and cash flows. ASC 815-10 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted ASC 815-10 on January 1, 2009, which did not have an impact on our consolidated financial statements.
     In May 2009, the FASB issued ASC 855-10, Subsequent Events which requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which we have evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855-10 defines two types of subsequent events as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires us, as an “SEC filer,” to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, we no longer are required to disclose the date through which subsequent events have been evaluated. The updated guidance was effective for us immediately upon issuance. As such, we adopted ASC 855-10 during fiscal 2010. Our adoption of both the new and updated guidance did not have an impact on our consolidated financial position or results of operations.
     In June 2009, the FASB issued ASC 860-10, Transfers and Servicing. This Statement eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009. We will adopt ASC 860-10 in fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In June 2009, the FASB also amended ASC 810-10, Consolidation, which addresses the effects of eliminating the qualified special purpose entity concept from ASC 860-10 and responds to concerns about the application and transparency of enterprises’ involvement with Variable Interest Entities (VIEs). ASC 810-10 is effective for fiscal years beginning after November 15, 2009. We will adopt ASC 810-10 in fiscal 2011 and are evaluating the impact, if any, it will have to our consolidated financial statements.
     In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“GAAP”). This standard will become the source of authoritative non-SEC authoritative GAAP. ASC 105-10 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission. Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered. ASC 105-10, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009 and we adopted ASC 105-10 during the period ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact to our consolidated financial statements.
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

     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Fiscal Year Ended
(Unaudited)	March 31,	March 31,	March 31,
(In thousands)	2010	2009	2008
Net sales
Distribution	$487,692	$592,893	$611,007
Publishing	86,003	102,828	117,423

Net sales before inter-company eliminations	573,695	695,721	728,430
Inter-company sales	(45,363)	(64,730)	(69,958)

Net sales as reported	$528,332	$630,991	$658,472

     Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Fiscal Years Ended March 31,
	2010	2009	2008
Net sales:
Distribution	92.3%	94.0%	92.8%
Publishing	16.3	16.3	17.8
Inter-company sales	(8.6)	(10.3)	(10.6)

Total net sales	100.0	100.0	100.0
Cost of sales, exclusive of depreciation and amortization	83.4	89.4	84.6

Gross profit	16.6	10.6	15.4
Operating Expenses
Selling and marketing	4.4	4.0	4.2
Distribution and warehousing	1.9	1.9	1.9
General and administrative	5.6	5.2	5.2
Depreciation and amortization	1.2	1.8	1.4
Goodwill and intangible asset impairment	—	13.1	—

Total operating expenses	13.1	26.0	12.7

Income (loss) from operations	3.5	(15.4)	2.7
Interest expense	(0.5)	(0.7)	(0.9)
Other income (expense), net	0.2	(0.2)	0.1

Income (loss) from continuing operations — before taxes	3.2	(16.3)	1.9
Income tax benefit (expense)	1.2	2.3	(0.8)

Net income (loss) from continuing operations	4.4	(14.0)	1.1
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	0.7
Loss from discontinued operations	—	—	(0.3)

Net income (loss)	4.4%	(14.0)%	1.5%

Segment Results
     Certain information in this section contains forward-looking statements. Our actual results could differ materially from the statements contained in the forward-looking statements as a result of a number of factors, including but not limited to risks and uncertainties inherent in our business, dependency upon significant customers and vendors, the seasonality of our business, dependency upon software developers and manufacturers, effect of technology developments, effect of free product downloads, dependency upon key employees, risks of returns and inventory obsolescence, erosions in our gross profit margins, change in retailers methods of distribution, dependency upon financing, obtaining additional financing when required and the possible volatility of our stock price. See also Business — Forward-Looking Statements/Risk Factors in Item 1A of this Form 10-K.
Distribution Segment
     The distribution segment distributes computer software, home video, video games and independent music (through May 2007).
Fiscal 2010 Results Compared With Fiscal 2009
     Net Sales (before inter-company eliminations)
     Net sales for the distribution segment were $487.7 million for fiscal 2010 compared to $592.9 million for fiscal 2009, a decrease of $105.2 million or 17.7%. Net sales decreased $44.7 million in the software product group to $422.3 million for fiscal 2010 compared to $467.0 million for fiscal 2009, primarily due to approximately $28.3 million loss of sales from a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, the departure of a low margin vendor (which accounted for an additional $33.1 million of sales in fiscal 2009), a shift to fee-based value-added services and the overall retail decline and weak economic conditions. These decreases in net sales were partially offset by increased sales to current customers by providing additional product offerings. Home video net sales decreased $17.1 million to $38.1 million for fiscal 2010 from $55.2 million in fiscal 2009, due primarily to shelf space reductions at retailer locations and the weak retail market and poor overall economic conditions. Video games net sales decreased $43.4 million to $27.3 million in fiscal 2010 from $70.7 million in fiscal 2009, due to an $8.0 million loss of sales from a large retailer that filed for bankruptcy and was liquidated during fiscal 2009, the departure of a low margin vendor (which accounted for an additional $24.1 million of sales in fiscal 2009) and a lack of new releases versus the prior fiscal year. We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
     Gross Profit
     Gross profit for the distribution segment was $53.5 million or 11.0% of net sales for fiscal 2010 compared to $52.8 million or 8.9% of net sales for fiscal 2009. The $700,000 increase in gross profit and 2.1% increase in gross profit margin were primarily due to increased sales of higher margin software products, an increase in fee-based value-added services and the departure of low margin vendors. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
     Operating Expenses
     Total operating expenses for the distribution segment were $47.1 million or 9.7% of net sales for fiscal 2010 compared to $51.7 million or 8.7% of net sales for fiscal 2009. Overall expenses decreased in all categories.
     Selling and marketing expenses for the distribution segment decreased to $13.3 million or 2.7% of net sales for fiscal 2010 compared to $14.1 million or 2.4% of net sales for fiscal 2009 primarily due to a decrease in variable freight expenses. The reduction in current period expenses resulted from lower sales volumes and lower freight rates. These cost decreases were partially offset by an increase in marketing expenses resulting from reduced vendor participation during fiscal 2010.
     Distribution and warehousing expenses for the distribution segment decreased $2.4 million to $9.8 million or 2.0% of net sales for fiscal 2010 compared to $12.2 million or 2.1% of net sales for fiscal 2009 due to lower shipment volume compared to the prior year, which contributed to a workforce reduction.
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $20.1 million or 4.1% of net sales for fiscal 2010 compared to $21.2 million or 3.6% of net sales for fiscal 2009. The $1.1 million decrease was primarily a result of reduced expenses related to the fiscal 2009 ERP implementation of $1.8 million, a workforce reduction during fiscal 2009 and a decrease in professional fees, which were partially offset by the $3.4 million performance-based compensation expense recorded during fiscal 2010 compared to zero in fiscal 2009.
     Bad debt expense for the distribution segment was $160,000 for fiscal 2010 compared to $200,000 in fiscal 2009. Our regular review of the trade receivables portfolio resulted in an adjustment to the allowance reserves.
     Depreciation and amortization for the distribution segment was $3.7 million for fiscal 2010 compared to $4.1 million for fiscal 2009. The decrease is principally due to certain assets becoming fully depreciated.
     Operating Income
     Net operating income from continuing operations for the distribution segment was $6.4 million for fiscal 2010 compared to a net operating income from continuing operations of $1.1 million for fiscal 2009.
Fiscal 2009 Results Compared With Fiscal 2008
     Net Sales (before inter-company eliminations)
     Net sales for the distribution segment were $592.9 million for fiscal 2009 compared to $611.0 million for fiscal 2008. The $18.1 million or 3.0% decrease in net sales for fiscal 2009 was due to decreased sales in the software and home video categories, offset by increased sales of video game product. Sales decreased $31.3 million in the software product group to $467.0 million for fiscal 2009 compared to $498.3 million for fiscal 2008 primarily due to the approximately $24.5 million loss of sales from a large retailer that filed a bankruptcy petition and the overall retail decline and deteriorating economic conditions. Home video decreased to $55.2 million for fiscal 2009 from $64.7 million in fiscal 2008 due primarily to overall retail decline and deteriorating economic conditions. Video games increased to $70.7 million in fiscal 2009 from $48.1 million in fiscal 2008, due to increased sales from new product releases.
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
     General and administration expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administration expenses for the distribution segment were $21.2 million or 3.6% of net sales for fiscal 2009 compared to $23.1 million or 3.8% of net sales for fiscal 2008. The $1.9 million decrease was primarily due to $1.4 million of decreased professional and legal fees and a decrease of $1.4 million in fees related to the ERP implementation offset by severance costs of $504,000.
     Bad debt expense for the distribution segment was $200,000 for fiscal 2009 compared to $60,000 for fiscal 2008 due to an increase in reserves for a large retailer that filed for bankruptcy and subsequently decided to liquidate.

     Depreciation and amortization for the distribution segment was $4.1 million for fiscal 2009 compared to $3.3 million for fiscal 2008. The increase was principally due to the depreciation of the ERP system.
     Operating Income
     Net operating income from continuing operations for the distribution segment was $1.1 million for fiscal 2009 compared to a net operating income from continuing operations of $5.1 million for fiscal 2008.
Publishing Segment
     The publishing segment includes Encore and FUNimation. In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Fiscal 2010 Results Compared With Fiscal 2009
     Net Sales (before inter-company eliminations)
     Net sales for the publishing segment were $86.0 million for fiscal 2010 versus $102.8 million for fiscal 2009. The $16.8 million or 16.4% decrease in net sales was primarily due to the inclusion of BCI in fiscal 2009 (which generated $10.0 million in net sales in fiscal 2009), shelf space reductions at retailer locations and decreased sales due to the weak retail market and poor overall economic conditions. We believe sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.
     Gross Profit
     Gross profit for the publishing segment was $34.5 million or 40.1% of net sales for fiscal 2010 compared to $14.2 million or 13.8% of net sales for fiscal 2009. The $20.3 million increase in gross profit was primarily a result of the impairment and other charges of $16.4 million recorded in fiscal 2009 related to accounts receivable reserves, inventory and prepaid royalties associated with the BCI restructuring and impairment of $8.8 million recorded during fiscal 2009 related to license advances, production costs and inventory associated with the FUNimation restructuring, all of which impairment charges were offset by reduced sales during fiscal 2010.
     The increase in gross profit margin percentage to 40.1% from 13.8%, a total increase of 26.3%, was due to impairment and other charges recorded in fiscal 2009 (24.6% of the increase), and improved margins from product sales mix and reduced royalty rates payable to certain licensors in fiscal 2010. We expect future gross profit rates to fluctuate depending principally upon the make-up of product sales.
     Operating Expenses
     Total operating expenses decreased $90.4 million for the publishing segment to $22.1 million or 25.7% of net sales, for fiscal 2010, from $112.5 million or 109.4% of net sales for fiscal 2009. Expenses in fiscal 2009 included goodwill and other impairment charges recorded of $85.2 million. Overall expenses decreased in all categories of operating expenses.
     Selling and marketing expenses for the publishing segment were $9.8 million or 11.4% of net sales for fiscal 2010 compared to $11.2 million or 10.9% of net sales for fiscal 2009. The $1.4 million decrease was primarily due to $160,000 in severance expenses during fiscal 2009, personnel cost savings resulting from the restructuring activities that we undertook during fiscal 2009 and a reduction in travel expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $9.6 million or 11.1% of net sales for fiscal 2010 compared to $11.5 million or 11.2% of net sales for fiscal 2009. The $1.9 million decrease was primarily due to restructuring severance costs of $330,000 recorded during fiscal 2009, personnel cost savings resulting from the restructuring activities that we undertook during fiscal 2009 and a reduction of professional fees, partially offset by $1.4 million of performance-based compensation expense recorded during fiscal 2010 compared to zero recorded during the prior year.

     Bad debt expense was $97,000 for fiscal 2010 and $100,000 for fiscal 2009. Our regular review of the trade receivables portfolio resulted in additional allowance reserves.
     Depreciation and amortization expense for the publishing segment was $2.6 million for fiscal 2010 compared to $6.9 million for fiscal 2009. The $4.3 million decrease was primarily due to a $2.0 million impairment of intangibles charge that was recorded during fiscal 2009 and was related to the operations of BCI, the reduction in amortization expense associated with the masters’ cost basis reduction, which occurred as part of the restructuring activities that we undertook during fiscal 2009, as well as a decrease in the amortization of acquisition-related intangibles in fiscal 2010.
     Goodwill and intangible asset impairment for the publishing segment was zero for fiscal 2010 compared to $82.7 million for fiscal 2009. The prior year charge primarily reflected the sustained decline in our share price during fiscal 2009, which resulted in our market capitalization being less than book value.
     Operating Income (Loss)
     The publishing segment had operating income from continuing operations of $12.3 million for fiscal 2010 compared to operating loss of $98.3 million for fiscal 2009.
Fiscal 2009 Results Compared With Fiscal 2008
     Net Sales (before inter-company eliminations)
     Net sales for the publishing segment decreased 12.4% to $102.8 million for fiscal 2009 from $117.4 million for fiscal 2008. The $14.6 million decrease in net sales was primarily due to an overall retail decline and deteriorating economic conditions.
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
     Operating Expenses
     Total operating expenses for the publishing segment increased $82.0 million to $112.5 million or 109.4% of net sales, for fiscal 2009, from $30.5 million or 26.0% of net sales for fiscal 2008. Overall expenses increased in all categories of operating expenses except selling and marketing expenses.
     Selling and marketing expenses for the publishing segment were $11.2 million or 10.9% of net sales for fiscal 2009 compared to $13.2 million or 11.2% of net sales for fiscal 2008. The $2.0 million decrease from the prior year was primarily due to personnel cost savings of $950,000 primarily from BCI’s headcount reduction, a $400,000 reduction in travel and entertainment expenses and a $650,000 reduction of discretionary marketing and advertising program expense.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $11.5 million or 11.2% of net sales for fiscal 2009 compared to $11.0 million or 9.4% of net sales for fiscal 2008. The $500,000 increase was primarily due to restructuring severance costs of $330,000, $560,000 in increased legal and professional costs related to new business initiatives offset by decreased rent expense in fiscal 2009, resulting from the BCI relocation from California to Minnesota during fiscal 2008.
     Bad debt expense for the publishing segment was $100,000 for fiscal 2009 compared to bad debt recovery was $75,000 for fiscal 2008. Our regular review of the trade receivables portfolio resulted in additional allowance reserves.

     Depreciation and amortization expense for the publishing segment was $6.9 million for fiscal 2009 compared to $6.3 million for fiscal 2008. The $600,000 increase was primarily due to impairment of intangibles related to the operations of BCI of $2.0 million, offset by a reduction in amortization expense related to acquisition related intangibles.
     Goodwill and intangible asset impairment for the publishing segment was $82.7 million for fiscal 2009 compared to zero for fiscal 2008. During fiscal 2009, we concluded that indicators of potential impairment were present due to the sustained decline in our share price which resulted in our market capitalization being less than its book value. We conducted impairment tests during fiscal 2009 based on present facts and circumstances and its business strategy in light of existing industry and economic conditions, as well as taking, into consideration future expectations. Accordingly, goodwill impairments were recorded throughout fiscal 2009.
     Operating Income (Loss)
     The publishing segment had operating loss from continuing operations of $98.3 million for fiscal 2009 compared to operating income of $12.7 million for fiscal 2008.
Consolidated Other Income and Expense for All Periods
     Other income and expense, net, decreased to net expense of $2.0 million in fiscal 2010 from net expense of $5.8 million in fiscal 2009. Interest expense was $2.8 million for fiscal 2010 compared to $4.6 million for fiscal 2009. The decrease in interest expense for fiscal 2010 was a result of a reduction in debt borrowings and a write-off of debt acquisition costs of $289,000 during fiscal 2010 compared to $950,000 during fiscal 2009.
     Other income (expense) amounts for fiscal 2010 consisted primarily of interest income of $16,000 and $788,000 of other income, primarily related to foreign exchange gain. Other income (expense) amounts for fiscal 2009 consisted primarily of interest income of $86,000 and $1.3 million of other expense, primarily related to foreign exchange loss.
     Other income and expense, net, increased to net expense of $5.8 million in fiscal 2009 from net expense of $5.5 million in fiscal 2008. Interest expense was $4.6 million for fiscal 2009 compared to $6.1 million for fiscal 2008. The decrease in interest expense for fiscal 2009 was a result of a reduction in total outstanding debt and effective interest rates from the prior year, partially offset by the write-off of debt acquisition fees and prepayment penalty fees.
     Other income (expense) amounts for fiscal 2009 consisted primarily of interest income of $86,000 and $1.3 million of other expense, primarily related to foreign exchange loss. Other income (expense) amounts for fiscal 2008 consisted primarily of interest income of $259,000 and $366,000 of net other income, primarily related to foreign exchange gain.
Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods
     We recorded a consolidated income tax benefit of $6.2 million for fiscal 2010, or an effective rate of 37.2%, income tax benefit for fiscal 2009 of $14.5 million, or an effective tax rate of 14.1% and income tax expense of $5.3 million, or an effective tax rate of 42.8% for fiscal 2008. The change in our effective tax rate for fiscal 2010 compared to fiscal 2009 is primarily due to a $11.7 million release of the valuation allowance and a change in the effective state income tax rate as a result of our completed fiscal 2009 income tax returns. We reduced the valuation allowance during fiscal 2010 because of an increase in deferred tax assets that the Company will more likely than not be able to realize due to a tax law change allowing the Company to carry its net operating losses back additional years as well as the Company having higher than projected book income.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During fiscal 2009, we recorded a valuation allowance against the deferred tax assets of $21.4 million, which represented the amount of temporary differences we do not anticipate recognizing with future projected taxable income, or by net operating loss carrybacks. During fiscal 2010, we released $11.7 million of the valuation allowance against these deferred tax assets, thus reducing the valuation allowance to $9.7 million.

     We adopted the provisions of ASC 740-10 on April 1, 2007 which had no impact on our retained earnings. At adoption, we had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of deferred federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. We recognize interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000, which was net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $964,000. During the fiscal year ended March 31, 2010 an additional $83,000 of UTB’s were accrued, which was net of $152,000 of deferred federal and state income tax benefits. Additionally, $191,000 of UTB’s were reversed related to a statute of limitations lapse and $140,000 UTB’s were reversed related to provision adjustments during the fiscal year ended March 31, 2010. As of March 31, 2010, interest accrued was $147,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $716,000.
Consolidated Net (Loss) Income from Continuing Operations
     We recorded net income from continuing operations of $22.9 million for fiscal 2010, a net loss from continuing operations of $88.4 million for fiscal 2009 and net income from continuing operations of $7.1 million for fiscal 2008.
Discontinued Operations
     Our business classified as discontinued operations recorded net loss from operations of $2.3 million, net of tax, for the fiscal year ended March 31, 2008. We recorded a gain on the sale of discontinued operations of $4.9 million, net of tax, for the fiscal year ended March 31, 2008. This transaction divested the Company of all of its independent music distribution activities.
Consolidated Net (Loss) Income for All Periods
     Net income for fiscal 2010 was $22.9 million, net loss for fiscal 2009 was $88.4 million and net income for fiscal 2008 was $9.7 million.
Market Risk
     Our exposure to market risk was primarily due to the fluctuating interest rates associated with variable rate indebtedness. See Item 7A — Quantitative and Qualitative Disclosure About Market Risk.
Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 25.2%, 27.2%, and 33.0% of our net sales for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. As a supplier of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. The 2008 and 2009 holiday seasons, however, were disappointing to most retailers and distributors as consumers remained cautious about discretionary spending. As a result, several of our customers recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently liquidating. Consequently, our financial results have been negatively impacted by the downturn in the economy. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash provided by operating activities for fiscal 2010 totaled $16.9 million, compared to $16.5 million and $18.4 million for fiscal 2009 and 2008, respectively.
     The net cash provided by operating activities for fiscal 2010 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $19.6 million, amortization of debt-acquisition costs of $502,000, write-off of debt acquisition costs of $289,000, share-based compensation of $1.0 million, increase in deferred income taxes of $4.9 million, a decrease in deferred compensation of $816,000, and a decrease in deferred revenue of $283,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2010: accounts receivable decreased by $10.2 million primarily due to a sales decrease and the timing of receipts; inventories decreased by $460,000, primarily due to decreased sales; prepaid expenses increased by $2.6 million primarily due to prepaid royalty advances; production costs and license fees increased $6.4 million and $6.9 million, respectively, due primarily to new content acquisitions; income taxes receivable decreased $4.8 million, primarily due to our net operating loss carryback refund; other assets decreased $319,000 due to amortization and recoupments; accounts payable decreased $24.3 million, primarily as a result of reduced purchases driven by lower sales volume, timing of disbursements, cash collections and operations of the Company; and accrued expenses increased $2.9 million primarily related to accrued performance-based compensation expense offset by a decrease in sales driven royalty expenses.
     The net cash provided by operating activities for fiscal 2009 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $30.6 million, write-off of debt acquisition costs of $950,000, goodwill and intangible asset impairment of $82.7 million, share-based compensation of $1.0 million, deferred income taxes of $10.5 million and an increase in deferred revenue of $182,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during fiscal 2009: accounts receivable decreased by $4.0 million primarily due to a sales decrease and the timing of receipts; inventories decreased by $5.9 million, primarily due to the inventory impairment of $7.2, offset by operating needs associated with broadened title selections; prepaid expenses decreased by $1.0 million primarily due to prepaid royalty advances, net of impairment of $7.1 million; production costs and license fees increased $7.3 million and $10.6 million, respectively, due primarily to new content acquisitions; income taxes receivable increased $3.9 million, primarily due to our anticipated net operating loss carryback; other assets decreased $739,000 due to amortization and recoupments; accounts payable increased $14.5 million, primarily as a result of timing of disbursements; and accrued expenses decreased $4.8 million primarily related to sales driven royalty expenses.
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
Investing Activities
     Cash flows used in investing activities totaled $2.1 million, $334,000 and $13.9 million in fiscal 2010, 2009 and 2008, respectively.
     Acquisition of property and equipment totaled $1.8 million, $3.5 million and $8.6 million in fiscal 2010, 2009 and 2008, respectively. Purchases of assets in fiscal 2010 consisted primarily of computer equipment and system development and equipment for our Canadian warehouse. Purchases of fixed assets in fiscal 2009 consisted primarily of computer equipment and the final implementation of our ERP project. Purchases of fixed assets in fiscal 2008 primarily related to the ERP project and warehouse equipment.

     Purchase of intangible assets totaled $12,000, $666,000 and $1.4 million for fiscal 2010, 2009 and 2008, respectively. The costs incurred related to software development totaled $1.4 million and $677,000 for fiscal 2010 and fiscal 2009, respectively.
     Proceeds from the sales of assets held for sale were $1.4 million for fiscal 2009 and were realized in conjunction with the sale of real estate and related assets located in Decatur, Texas to an unrelated party.
     Purchases of marketable equity securities totaled $4.0 million for fiscal 2008, which related to the creation of a Rabbi trust formed for purposes of funding future deferred compensation payments to our former CEO. These securities were sold for $1.0 million and $3.2 million during fiscal 2010 and fiscal 2009, respectively.
Financing Activities
     Cash flows used in financing activities were $14.8 million in fiscal 2010, $20.6 million in fiscal 2009 and $13.1 million in fiscal 2008.
     We had proceeds from the revolving line of credit of $196.1 million, repayments of the revolving line of credit of $213.6 million, increase in checks written in excess of cash balances of $4.5 million and debt acquisition costs of $1.8 million in fiscal 2010.
     We had proceeds from the revolving line of credit of $208.8 million, repayments of the revolving line of credit of $215.9 million, repayments on notes payable of $9.7 million, payment of deferred compensation of $3.2 million, checks written in excess of cash balances of $297,000 and debt acquisition costs of $850,000 in fiscal 2009.
     We had proceeds from the revolving line of credit of $198.4 million, repayments of the revolving line of credit of $206.0 million, and net payments on note payable of $5.3 million for fiscal 2008. Debt acquisition costs were $240,000 and proceeds received upon the exercise of common stock options were $190,000 in fiscal 2008.
Discontinued Operations
     Cash flows provided by operating activities of discontinued operations were $5.6 million for fiscal 2008. Proceeds from the sale of discontinued operations were $6.5 million for fiscal 2008.
Capital Resources
     In March 2007, we amended and restated our credit agreement with General Electric Corporation (“GE”) (the “GE Facility”) and entered into a four-year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE Facility provided for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility. The Monroe facility was paid in full on June 12, 2008 in connection with the Third Amendment to the GE Facility.
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
     On October 30, 2008, we entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE which revised the GE Facility as follows: effective as of September 30, 2008, (i) clarified the calculation of EBITDA under the credit agreement to indicate that it would not be impacted by any pre-tax, non-cash charges to earnings related to goodwill impairment (“adjusted EBITDA”); and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings would not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, we entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of December 31, 2008, (i) clarified that the calculation of EBITDA under the credit agreement would not be impacted by certain pre-tax, non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in our financial results related to a force reduction (“adjusted EBITDA”); (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the GE Facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter. Additionally, the Fifth Amendment modified the total borrowings available to $65.0 million. At March 31, 2009, we had $24.1 million outstanding on the GE Facility, which was paid in full on November 12, 2009 in connection with us obtaining a new credit facility, as described below.
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate, as defined in the Credit Facility, plus 4.0% or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2010 we had $6.6 million outstanding and based on the facility’s borrowing base and other requirements, we had excess availability of $38.4 million.
     In association with both credit facilities, and per the respective terms, we pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 7.5% at March 31, 2010 and under the GE Facility was 5.6% and 4.7% at March 31, 2009 and 2008, respectively. Such interest amounts have been and continue to be payable monthly. The interest rate payable under the Term Loan facility was 10.6% at March 31, 2008.
     Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on net vendor advances and a borrowing base availability requirement. At March 31, 2010, we were in compliance with all covenants under the revolving facility. We currently believe we will be in compliance with all covenants over the next twelve months.
Liquidity
     We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the credit facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the credit facility. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content and develop software for established products; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) asset or company acquisitions. During fiscal 2010, we invested approximately $11.8 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our credit agreement provides for a $65.0 million revolving credit facility, which is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of March 31, 2009, we had $6.6 million outstanding on the revolving sub-facility and excess availability of $38.4 million, based on the terms of the agreement. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.

     We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our existing credit facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next 12 months, absent significant acquisitions. Additionally, with respect to long term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing
Contractual Obligations
     The following table presents information regarding contractual obligations that exist as of March 31, 2010 by fiscal year (in thousands):

		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$23,243	$2,973	$6,201	$5,565	$8,504
Capital leases	152	66	86	—	—
License and distribution agreements	12,812	2,687	8,965	1,160	—
Deferred compensation	1,333	1,333	—	—	—

Total	$37,540	$7,059	$15,252	$6,725	$8,504

     We have excluded liabilities resulting from uncertain tax positions of $1.2 million from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements (as such term is defined in Item 303 of regulation S-K) that are reasonably likely to have a current or future effect on our financial condition or changes in financial condition, operating results, or liquidity.
Item 7A. — Quantitative and Qualitative Disclosures About Market Risk
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
     Interest Rate Risk. Our exposure to changes in interest rates results primarily from credit facility borrowings. As of March 31, 2010 we had $6.6 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2010, a 100-basis point change in the current LIBOR rate would cause our annual interest expense to change by $66,000.
     Foreign Currency Risk. We have a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the effective exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.
     During the years ended March 31, 2010, 2009 and 2008, we had $788,000 of foreign exchange gain, $1.2 million of foreign exchange loss and $252,000 of foreign exchange gain, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of our control, we periodically monitors our Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.

Item 8. Financial Statements and Supplementary Data
     The information called for by this item is set forth in the Consolidated Financial Statements and Schedule covered by the Reports of Independent Registered Public Accounting Firms at the end of this report commencing at the pages indicated below:
     Reports of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets at March 31, 2010 and 2009
     Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008
     Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2008, 2009 and 2010
     Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008
     Notes to Consolidated Financial Statements
     Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2010, 2009 and 2008
     All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, including our Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based on Management’s assessment, Management believes that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.
     Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report, included herein, on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     Information regarding our executive officers is found in Part I, Item 1 of this report under the heading Executive Officers of the Company.
     All other information required under this item will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.
Item 11. Executive Compensation
     Information required under this item will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required under this item will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information required under this item will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information required under this item will be contained in our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report -
(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:
(i)	Reports of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of March 31, 2010 and 2009.

(iii)	Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008

(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2008, 2009 and 2010.

(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008.

(vi)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
(i)	Schedule II — Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.
(3)	Exhibit Listing

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	04/13/06

3.2	Navarre Corporation Amended and Restated Bylaws		8-K		3.1	01/25/07

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	04/13/06

4.2	Form of Warrant dated March 21, 2006		S-1		4.4	04/13/06

4.3	Form of Agent’s Warrant		S-1/A		4.5	06/26/06

		Filed	Incorporated by reference
Exhibit		here		Period			Filing
number	Exhibit description	with	Form	ending	Exhibit		date

10.1*	Navarre Corporation Amended and Restated 1992 Stock Option Plan		10-K	03/31/02	10.3		07/01/02

10.2*	2003 Amendment to 1992 Stock Option Plan		S-8		99.1		09/23/03

10.3*	Form of Individual Stock Option Agreement under 1992 Stock Option Plan		S-1		10.4		09/03/93

10.4*	Navarre Corporation Amended and Restated 2004 Stock Plan, as amended September 13, 2007 (but only as to the addition of 1,500,000 shares available for issuance)		S-8		4		02/22/06

10.5*	Amendment No. 2 to Amended and Restated 2004 Stock Plan		DEF14A		A		07/28/09

10.6*	Form of Employee Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.58		06/14/05

10.7*	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.59		06/14/05

10.8*	Form of Employee Restricted Stock Agreement under 2004 Stock Plan		8-K		10.2		04/04/06

10.9*	Form of Director Restricted Stock Agreement under 2004 Stock Plan		8-K		10.3		04/04/06

10.10*	Form of TSR Stock Unit Agreement under 2004 Stock Plan		8-K		10.4		04/04/06

10.11*	Form of Performance Stock Unit Agreement under 2004 Stock Plan		8-K		10.5		04/04/06

10.12*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan		10-Q	09/31/07	10.1		11/08/07

10.13*	Employment Agreement dated November 1, 2001 between the Company and Eric H. Paulson		10-Q	12/31/01	10.1		02/13/02

10.14*	Amendment dated December 28, 2006 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.2		12/29/06

10.15*	Amendment dated March 30, 2007 to Employment Agreement between the Company and Eric H. Paulson		8-K		99.1		04/04/07

10.16*	Form of Separation Agreement between the Company and Charles E. Cheney		10-K	03/31/04	10.41		06/29/04

10.17*	Form of Post-Acquisition Employment Agreement among the Company, FUNimation Productions, Ltd. and Gen Fukunaga		8-K		10.1	(b)	01/11/05

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date

10.18*	Employment Agreement dated May 7, 2010 among the Company, FUNimation Productions Ltd., animeOnline Ltd. and Gen Fukunaga		8-K		99.1	5/27/10

10.19*	Amended and Restated Employment Agreement dated December 28, 2006 between the Company and Cary L. Deacon		8-K		99.1	12/29/06

10.20*	Amendment dated January 29, 2007 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1	01/30/07

10.21*	Amendment dated March 20, 2008 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1	03/21/08

10.22*	Amended and Restated Executive Severance Agreement dated March 20, 2008 between the Company and J. Reid Porter		8-K		10.2	03/21/08

10.23*	Executive Severance Agreement dated March 20, 2008 between the Company and Brian Burke		8-K		10.3	03/21/08

10.24*	Executive Severance Agreement dated March 20, 2008 between the Company and John Turner		8-K		10.4	03/21/08

10.25*	Executive Severance Agreement dated March 20, 2008 between the Company and Joyce Fleck		10-K	03/31/09	10.22	06/09/09

10.26*	Executive Severance Agreement dated March 20, 2008 between the Company and Calvin Morrell		10-K	03/31/09	10.23	06/09/09

10.27*	Form of Lock-Up Agreement		8-K		10.1	03/23/06

10.28*	Fiscal Year 2008 Annual Management Incentive Plan		8-K		10.1	07/12/07

10.29*	Fiscal Year 2009 Annual Management Incentive Plan		10-K	03/31/08	10.26	06/16/08

10.30*	Fiscal Year 2010 Annual Management Incentive Plan		8-K		10.1	04/21/09

10.31*	Fiscal Year 2011 Annual Management Incentive Plan		8-K		10.1	05/14/10

10.32	Office/Warehouse Lease dated April 1, 1998 between the Company and Cambridge Apartments, Inc.		10-K	03/31/99	10.6	06/29/99

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date

10.33	Amendment dated September 27, 2001 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.1	08/14/03

10.34	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003		10-Q	06/30/03	10.9.3	08/14/03

10.35	Amendment dated July 14, 2003 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-Q	06/30/03	10.9.2	08/14/03

10.36	Form of Amendment dated February 23, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.48	06/29/04

10.37	Form of Amendment dated June 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.49	06/29/04

10.38	Addendum dated May 27, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.		10-K	03/31/04	10.51	06/29/04

10.39	Addendum dated November 12, 2009 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	X

10.40	Amendment dated March 21, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-K	03/31/04	10.50	06/29/04

10.41	Amendment dated November 23, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/04	10.1	02/14/05

10.42	Amendment dated February 2, 2006 to Office/Warehouse Lease between the Company and Airport One Limited Partnership		10-Q	12/31/05	10.1	02/09/06

10.43	Form of Office/Warehouse Lease dated May 27, 2004 between the Company and NL Ventures IV New Hope, L.P.		10-K	03/31/04	10.47	06/29/04

10.44	Office Lease dated October 8, 2004 between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	09/30/04	10.57	11/15/04

10.45	Amendment dated December 29, 2004 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.		10-Q	12/31/04	10.3	02/14/05

10.46	Addendum dated April 29, 2010 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.	X

		Filed	Incorporated by reference
Exhibit		here		Period			Filing
number	Exhibit description	with	Form	ending	Exhibit		date

10.47	Office/Warehouse Lease dated November 19, 2009 between the Company and Orlando Corporation	X

10.48	Consent to Assignment dated March 1, 2010 of Office/Warehouse Lease between the Company, Navarre Distribution Services ULC and Orlando Corporation	X

10.49	Partnership Interest Purchase Agreement dated January 10, 2005 among FUNimation Sellers and the Company		8-K		10.1		01/11/05

10.50	Form of Assignment and Assumption of FUNimation Limited Partnership Interests		8-K		10.1	(a)	02/14/05

10.51	Form of FUNimation Sellers Non-Competition Agreement		8-K		10.1	(d)	02/14/05

10.52	Amendment dated May 11, 2005 to Partnership Interest Purchase Agreement among FUNimation Sellers and the Company		8-K		10.1		05/17/05

10.53	Memorandum of Understanding dated February 7, 2006 among FUNimation Sellers and the Company		8-K		99.1		02/08/06

10.54	Office Lease dated May 29, 2007 between FUNimation Productions, Ltd. and FMBP Industrial I LP		10-K	03/31/07	10.117		06/14/07

10.55	Form of Securities Purchase Agreement dated March 2006 between the Company and various purchasers		S-1		4.2		04/13/06

10.56	Form of Registration Rights Agreement dated March 2006 between the Company and various purchasers		S-1		4.3		04/13/06

10.57	Purchase and Sale Agreement dated May 11, 2007 by and among the Company, Navarre Entertainment Media, Inc. and Koch Entertainment LP		8-K		10.1		05/14/07

10.58	Form of Fourth Amended and Restated Credit Agreement dated March 22, 2007 among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1		03/23/07

10.59	Form of Amendment and Limited Waiver dated May 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1		05/31/07

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.60	Form of Amendment and Limited Waiver dated June 30, 2007 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	08/13/07

10.61	Form of Amendment and Limited Waiver dated June 12, 2008 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		10-K	3/31/08	10.59	06/16/08

10.62	Form of Amendment dated October 30, 2008 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	10/31/08

10.63	Form of Amendment and Limited Waiver dated February 5, 2009 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		10-Q	12/31/08	10.1	02/09/09

10.64	Form of Amendment dated February 17, 2009 to Fourth Amended and Restated Credit Agreement among the Company, General Electric Capital Corporation, as Agent, and Lenders		8-K		10.1	02/19/09

10.65	Form of Credit Agreement dated March 22, 2007 among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	03/23/07

10.66	Limited Waiver dated May 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	05/31/07

10.67	Form of Amendment dated June 30, 2007 to Credit Agreement among the Company, Monroe Capital Advisors, LLC, as Agent, and Lenders		8-K		10.2	08/13/07

10.68	Form of Credit Agreement dated November 12, 2009 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders		8-K		10.1	11/13/09

10.69	Consent and Amendment dated April 29, 2010 to Credit Agreement among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	X

10.70	Consent and Amendment dated May 17, 2010 to Credit Agreement among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders		8-K		10.2	05/17/10

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.71	Asset Purchase Agreement dated May 17, 2010 by and among Encore Software, Inc., Navarre Corporation and Punch Software, LLC		8-K		10.1	05/17/10

14.1	Navarre Corporation Code of Business Conduct and Ethics		10-K	03/31/04	14.1	06/29/04

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	X

24.1	Power of Attorney, contained on signature page	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
June 11, 2010	By	/s/ Cary L. Deacon
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

Signature	Title	Date

/s/ Cary L. Deacon	President and Chief Executive Officer and Director	June 11, 2010
Cary L. Deacon	(principal executive officer)

/s/ J. Reid Porter J. Reid Porter	Chief Financial Officer (principal financial and accounting officer)	June 11, 2010

/s/ Eric H. Paulson	Chairman of the Board	June 11, 2010
Eric H. Paulson

/s/ Keith A. Benson	Director	June 11, 2010
Keith A. Benson

/s/ Timothy R. Gentz	Director	June 11, 2010
Timothy R. Gentz

/s/ Kathleen P. Iverson	Director	June 11, 2010
Kathleen P. Iverson

/s/ David F. Dalvey	Director	June 11, 2010
David F. Dalvey

/s/ Tom F. Weyl	Director	June 11, 2010
Tom F. Weyl

/s/ Deborah L. Hopp	Director	June 11, 2010
Deborah L. Hopp

/s/ Frederick C. Green IV	Director	June 11, 2010
Frederick C. Green IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited the accompanying consolidated balance sheets of Navarre Corporation (a Minnesota corporation) and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navarre Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Navarre Corporation
     We have audited Navarre Corporation (a Minnesota corporation) and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010, and our report dated June 11, 2010 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 11, 2010

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2010	2009
Assets
Current assets:
Marketable securities	$2	$1,024
Accounts receivable, less allowances of $13,193 and $19,010, respectively	62,627	72,817
Inventories	26,272	26,732
Prepaid expenses and other current assets	13,727	11,090
Income tax receivable	94	4,866
Deferred tax assets — current, net	7,603	6,219

Total current assets	110,325	122,748
Property and equipment, net of accumulated depreciation of $20,863 and $16,704, respectively	13,307	15,957
Software development costs, net of amortization of $324 and zero, respectively	1,723	677
Other assets:
Intangible assets, net of accumulated amortization of $19,184 and $25,364, respectively	1,500	3,406
License fees, net of accumulated amortization of $28,107 and $21,570, respectively	16,565	17,728
Production costs, net of accumulated amortization of $16,745 and $12,223, respectively	9,814	8,408
Deferred tax assets — non-current, net	13,808	10,299
Other assets	4,561	3,946

Total assets	$171,603	$183,169

Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$6,634	$24,133
Capital lease obligation — short-term	57	90
Accounts payable	82,451	106,708
Checks written in excess of cash balances	4,816	297
Deferred compensation	1,333	2,149
Accrued expenses	14,248	11,504

Total current liabilities	109,539	144,881
Long-term liabilities
Capital lease obligation — long-term	82	115
Income taxes payable	1,221	1,166

Total liabilities	110,842	146,162
Commitments and contingencies (Note 23)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,366,668 at March 31, 2010 and 36,260,116 at March 31, 2009	162,015	161,134
Accumulated deficit	(101,254)	(124,126)
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	60,761	37,007

Total liabilities and shareholders’ equity	$171,603	$183,169

     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended March 31,
	2010	2009	2008
Net sales	$528,332	$630,991	$658,472
Cost of sales (exclusive of depreciation and amortization)	440,407	563,944	556,913

Gross profit	87,925	67,047	101,559
Operating expenses:
Selling and marketing	23,140	25,334	27,371
Distribution and warehousing	9,799	12,166	12,689
General and administrative	29,730	32,664	34,096
Bad debt expense (recovery)	257	300	(15)
Depreciation and amortization	6,316	10,972	9,587
Goodwill and intangible asset impairment	—	82,729	—

Total operating expenses	69,242	164,165	83,728

Income (loss) from operations	18,683	(97,118)	17,831
Other income (expense):
Interest expense	(2,818)	(4,630)	(6,127)
Interest income	16	86	259
Other income (expense), net	788	(1,255)	366

Income (loss) from continuing operations before income tax	16,669	(102,917)	12,329
Income tax benefit (expense)	6,203	14,483	(5,273)

Net income (loss) from continuing operations	22,872	(88,434)	7,056
Discontinued operations, net of tax
Gain on sale of discontinued operations	—	—	4,892
Loss from discontinued operations	—	—	(2,290)

Net income (loss)	$22,872	$(88,434)	$9,658

Basic earnings (loss) per common share:
Continuing operations	$0.63	$(2.44)	$0.20
Discontinued operations	—	—	0.07

Net income (loss)	$0.63	$(2.44)	$0.27

Diluted earnings (loss) per common share:
Continuing operations	$0.62	$(2.44)	$0.20
Discontinued operations	—	—	0.07

Net income (loss)	$0.62	$(2.44)	$0.27

Weighted average shares outstanding:
Basic	36,285	36,207	36,105
Diluted	36,643	36,207	36,269
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2007	36,038,295	$158,801	$(45,350)	$—	$113,451
Shares issued upon exercise of stock options and for restricted stock	197,209	190	—	—	190
Share based compensation	—	1,072	—	—	1,072
Tax benefit from employee stock option plans	—	67	—	—	67
Redemptions of common stock to cover tax withholdings	(7,618)	(27)	—	—	(27)
Net income	—	—	9,658	—	9,658

Comprehensive income	—	—	—	—	9,658

Balance at March 31, 2008	36,227,886	160,103	(35,692)	—	124,411
Shares issued upon exercise of stock options and for restricted stock	50,199	12	—	—	12
Share based compensation	—	1,033	—	—	1,033
Tax benefit from employee stock option plans	—	1	—	—	1
Redemptions of common stock to cover tax withholdings	(17,969)	(15)	—	—	(15)
Net loss	—	—	(88,434)	—	(88,434)
Unrealized loss on marketable securities	—	—	—	(1)	(1)

Comprehensive loss	—	—	—	—	(88,435)

Balance at March 31, 2009	36,260,116	161,134	(124,126)	(1)	37,007
Shares issued upon exercise of stock options and for restricted stock	158,003	5	—	—	5
Share based compensation	—	1,004	—	—	1,004
Redemptions of common stock to cover tax withholdings	(51,451)	(128)	—	—	(128)
Net income	—	—	22,872	—	22,872
Unrealized gain on marketable securities				1	1

Comprehensive income	—	—	—	—	22,873

Balance at March 31, 2010	36,366,668	$162,015	$(101,254)	$—	$60,761

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended March 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$22,872	$(88,434)	$9,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	—	2,290
Gain on sale of discontinued operations	—	—	(4,892)
Depreciation and amortization	6,316	10,961	9,672
Amortization of debt acquisition costs	502	250	333
Write-off of debt acquisition costs	289	950	—
Amortization of license fees	8,042	13,372	6,907
Amortization of production costs	4,967	6,230	3,284
Amortization of software development costs	324	—	—
Goodwill and intangible asset impairment	—	82,729	—
Change in deferred revenue	(283)	182	(311)
Share-based compensation expense	1,004	1,033	1,072
Deferred compensation expense	(816)	(222)	(787)
Tax benefit from employee stock options	—	1	67
Deferred income taxes	(4,893)	(10,524)	2,788
Other	60	88	(171)
Changes in operating assets and liabilities:
Accounts receivable	10,190	3,989	(6,197)
Inventories	460	5,922	4,137
Prepaid expenses	(2,637)	1,028	(992)
Contingent liabilities	—	—	(760)
Income taxes receivable	4,772	(3,929)	(109)
Other assets	319	739	634
Production costs	(6,373)	(7,322)	(5,183)
License fees	(6,879)	(10,585)	(11,813)
Accounts payable	(24,257)	14,536	5,054
Income taxes payable	55	286	880
Accrued expenses	2,899	(4,811)	2,824

Net cash provided by operating activities	16,933	16,469	18,385
Investing activities:
Purchases of property and equipment	(1,768)	(3,544)	(8,562)
Purchases of intangible assets	(12)	(666)	(1,379)
Software development costs incurred	(1,370)	(677)	—
Purchases of marketable equity securities	—	—	(4,000)
Proceeds from sale of marketable equity securities	1,028	3,200	—
Proceeds from sale of assets held for sale	—	1,353	—
Proceeds from sale of intangible assets	20	—	—

Net cash used in investing activities	(2,102)	(334)	(13,941)
Financing activities:
Proceeds from revolving line of credit	196,060	208,758	198,379
Payments on revolving line of credit	(213,559)	(215,939)	(206,021)
Repayment of note payable	—	(9,744)	(5,256)
Payment of deferred compensation	—	(3,200)	—
Checks written in excess of cash balances	4,519	297	—
Payment of debt acquisition costs	(1,790)	(850)	(240)
Other	(61)	98	87

Net cash used in financing activities	(14,831)	(20,580)	(13,051)

Net decrease in cash from continuing operations	—	(4,445)	(8,607)
Discontinued operations:
Net cash provided by operating activities	—	—	5,586
Net cash provided by investing activities, proceeds from sale of discontinued operations	—	—	6,500

Net increase (decrease) in cash	—	(4,445)	3,479
Cash at beginning of year	—	4,445	966

Cash at end of year	$—	$—	$4,445

	Years ended March 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid (received) for:
Interest	$1,861	$3,885	$5,460
Income taxes, net of refunds	(5,773)	(262)	1,086
Supplemental schedule of non-cash investing and financing activities:
Purchase price adjustments affecting accounts receivable and gain on sale, net	—	—	245
Shares received for payment of tax withholding obligations	128	15	27
Expiration of fully amortized masters	8,078	—	—
Expiration of fully amortized license fees	1,504	11,397	—
Expiration of fully amortized production costs	445	1,446	—
     See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Note 1 Business Description
     Navarre Corporation, (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, distributes and publishes a wide range of computer software and home entertainment and multimedia products and provides value-added services to third-party publishers. The Company operates through two business segments —distribution and publishing. The Company’s broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third party distributors, (iv) computer specialty stores, (v) book stores, (vi) office superstores, and (vii) electronic superstores.
     Through the distribution segment, the Company distributes computer software, home video, video games and accessories that are provided by our vendors and provides fee-based third-party logistical services to North American retailers and their suppliers. The Company’s vendors provide products, which in turn are distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through the publishing segment, the Company owns or licenses various computer software and home video titles. The publishing segment publishes computer software through Encore Software, Inc. (“Encore”), anime content through FUNimation Productions, Ltd. (“FUNimation”) and formerly published budget home video through BCI Eclipse Company, LLC (“BCI”). In fiscal 2009, BCI began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
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
Fiscal Year
     References in these footnotes to fiscal 2010, 2009 and 2008 represent the twelve months ended March 31, 2010, March 31, 2009 and March 31, 2008, respectively.
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
Cash and Cash Equivalents
     The Company considers short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. From time to time, the Company reports “checks written in excess of cash balances”. This amount represent payments made to vendors that have not yet been presented by the vendor to the Company’s bank and drawn against the Company’s revolving line of credit.
Marketable Securities
     The Company has classified all marketable securities as available-for-sale which requires the securities to be reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Marketable securities at March 31, 2010 consist of a money market fund and at March 31, 2009 consisted of government agency and corporate bonds and a money market fund. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.
     The fair value of securities is determined by quoted market prices. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of the securities sold.
Inventories
     Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. The Company monitors its inventory to ensure that it properly identifies, on a timely basis, inventory items that are slow-moving and non-returnable. Certain publishing business products may run out of shelf life and be returned. Generally, these products can be sold in bulk to a variety of liquidators. A significant risk is product that cannot be sold at carrying value and is not returnable to the vendor or manufacturer. The Company establishes reserves for the difference between carrying value and estimated realizable value in the periods when the Company first identifies the lower of cost or market issue. Consigned inventory includes product that has been delivered to customers for which revenue recognition criteria have not been met.
Royalties Payable — FUNimation
     Royalties payable, pursuant to ASC 926, Entertainment — Films, represents management’s estimate of accrued and unpaid participation costs as of the end of the period. Royalties are generally due and paid to the licensor one month after each quarterly period for sales of merchandise and license fees received. The Company expects to pay 100% of accrued royalties related to FUNimation in the amount of $1.3 million during the year ended March 31, 2011.
Advertising
     Advertising costs are expensed as incurred. Advertising expense was $3.1 million, $2.6 million and $3.2 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Property and Equipment
     Property and equipment are recorded at cost. Depreciation is recorded, using the straight-line method, over estimated useful lives, ranging from three to twenty five years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Buildings	25
Furniture and fixtures	7
Office equipment	5
Computer equipment	3-5
Warehouse equipment	5
Production equipment	5
Leasehold improvements	1-10
Enterprise resource planning (ERP) system	7
     Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and betterments to property and equipment are capitalized.
     In September 2008, the Company completed the sale of the real estate and related assets that were classified as held for sale at March 31, 2008 to an unrelated party for proceeds of $1.4 million. The Company recognized a loss of $48,000 on this transaction, net of costs paid by the purchaser at closing (see further disclosure in Note 12).
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
Impairment of Long-Lived Assets
     Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value (see further disclosure in Note 3 and Note 4).

Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value (see further disclosure in Note 3 and Note 4).
Intangible Assets
     Intangible assets include license relationships, trademarks related to the FUNimation acquisition, masters acquired during the acquisition of BCI, and other intangibles. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to seven and one half years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis (see further disclosure in Note 3 and Note 4).
     Trademarks are deemed to have indefinite lives and are evaluated for impairment annually.
Debt Issuance Costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Amortization expense is included in interest expense in the accompanying Consolidated Statements of Operations.
Operating Leases
     The Company conducts substantially all operations in leased facilities. Leasehold allowances, rent holidays and escalating rent provisions are accounted for on a straight-line basis over the term of the lease. Deferred rent is included in accrued expenses in the accompanying Consolidated Balance Sheets.
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues have represented less than 10% of total net sales for each of the reporting periods, fiscal 2010, 2009 and 2008. The Company permits its customers to return products, under certain conditions. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     FUNimation’s revenue is recognized upon meeting the recognition requirements of ASC 926. Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of ASC 926 are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Vendor Allowances
     In the distribution business, the Company receives allowances from certain vendors as a result of purchasing their products. Vendor allowances are initially deferred. The deferred amounts are then recorded as a reduction of cost of sales when the related product is sold.
Marketing Development Funds
     The Company has classified marketing development funds, such as price protection and promotions, as a reduction to revenues in the publishing segment.
Accounts Receivable and Allowance for Doubtful Accounts
     Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30-90 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company does not accrue interest on past due accounts receivable. The Company performs periodic credit evaluations of its customers’ financial condition. The Company makes estimates of the uncollectability of its accounts receivable. In determining the adequacy of its allowances, the Company analyzes customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings and other economic and industry factors. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts. The Company’s largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy. The occurrence of these events is infrequent, but can be material when it does occur.
Classification of Shipping Costs
     Costs incurred in the distribution segment related to the shipment of product to its customers are classified in selling expenses. These costs were $7.8 million, $9.4 million and $9.4 million for the years ended March 31, 2010, 2009 and 2008, respectively.
     Costs incurred in the publishing segment related to the shipment of product to its customers are classified in cost of sales. These costs were $456,000, $1.1 million and $1.4 million for the years ended March 31, 2010, 2009 and 2008, respectively.
Foreign Currency Transactions
     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and losses were a gain of $788,000, loss of $1.2 million and gain of $252,000 for the years ended March 31, 2010, 2009 and 2008, respectively.
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

Stock-Based Compensation
     The Company has two stock option plans for officers, non-employee directors and key employees. The Company follows ASC 718, which provides guidance on accounting for transactions in which an entity obtains employee services through share-based payment transactions and requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.
     ASC 718 also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows remain unchanged from those reported under previous accounting rules.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the year plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options, restricted stock and warrants had been issued. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except for per share data):

	Years ended March 31,
	2010	2009	2008
Numerator:
Net income (loss) from continuing operations	$22,872	$(88,434)	$7,056

Denominator:
Denominator for basic earnings per share — weighted average shares	36,285	36,207	36,105
Dilutive securities: Employee stock options, restricted stock and warrants	358	—	164

Denominator for diluted earnings per share — potentially dilutive common shares	36,643	36,207	36,269

Net earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$0.63	$(2.44)	$0.20

Diluted earnings (loss) per share	$0.62	$(2.44)	$0.20

     Approximately 2.8 million and 2.9 million of the Company’s stock options were excluded from the calculation of diluted earnings per share in fiscal 2010 and 2008, respectively, because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants were also excluded for the years ended March 31, 2010, 2009 and 2008, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Due to the Company’s net loss for the year ended March 31, 2009, diluted loss per share from continuing operations excludes 3.2 million stock options and restricted stock awards because their inclusion would have been anti-dilutive.
Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued ASC 810-10, Consolidation. ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810-10 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810-10 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, ASC 810-10 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810-10 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. ASC 810-10 was effective, and adopted by the Company, beginning with the quarter ended June 30, 2009. Earlier adoption was prohibited. The Company did not experience any impact on its financial condition, results of operations and cash flows from the adoption of ASC 810-10.
     On December 4, 2007, the FASB issued ASC 805-10, Business Combinations. ASC 805-10 significantly changed the accounting for business combinations. Under ASC 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805-10 changed the accounting treatment for certain specific items, including:
•	Acquisition costs are generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date;

•	Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.
     ASC 805-10 also included a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted ASC 805-10 in the first quarter of fiscal 2010, which did not have an impact on its consolidated financial statements.
     In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging. ASC 815-10 is intended to improve financial reporting standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects these instruments and activities have on an entity’s financial position, financial performance, and cash flows. ASC 815-10 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under ASC 815-10; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted ASC 815-10 on January 1, 2009, which did not have an impact on its consolidated financial statements.
     In May 2009, the FASB issued ASC 855-10, Subsequent Events, which requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. ASC 855-10 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events, amending the May 2009 guidance. This updated guidance revised various terms and definitions within the guidance and requires us, as an “SEC filer,” to evaluate subsequent events through the date the financial statements are issued, rather than through the date the financial statements are available to be issued. Furthermore, we no longer are required to disclose the date through which subsequent events have been evaluated. The updated guidance was effective for us immediately upon issuance. As such, we adopted ASC 855-10 during fiscal 2010 and have included the required disclosures in Note 29. Our adoption of both the new and updated guidance did not have an impact on our consolidated financial position or results of operations.
     In June 2009, the FASB issued ASC 860-10, Transfers and Servicing. This Statement eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860-10 in fiscal 2011 and is evaluating the impact, if any, it will have to its consolidated financial statements.
     In June 2009, the FASB also amended ASC 810-10, Consolidation, which addresses the effects of eliminating the qualified special purpose entity concept from ASC 860-10 and responds to concerns about the application and transparency of enterprises’ involvement with Variable Interest Entities (VIEs). ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 810-10 in fiscal 2011 and is evaluating the impact, if any, it will have to its consolidated financial statements.
     In July 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“GAAP”). This standard will become the source of authoritative non-SEC authoritative GAAP. ASC 105-10 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission. Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered. ASC 105-10, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009 and the Company adopted ASC 105-10 during the period ending September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact to the Company’s consolidated financial statements.
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
     Under ASC 350, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. Management completes a valuation of the fair value of its reporting units which incorporates existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Following this assessment, ASC 350 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, as compared to carrying value. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination.
     Upon completion of the annual evaluation, there was no such goodwill impairment recorded during fiscal 2008. During the fiscal 2009 evaluation however, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value. It was also determined that the fair value of Encore, FUNimation and BCI was less than their carrying value. The Company conducted impairment tests during fiscal 2009 based on facts and circumstances at those times and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Accordingly, during fiscal 2009, the Company recorded pre-tax, non-cash goodwill impairment charges of $81.7 million. After recording the above impairments, the Company had no goodwill balance at March 31, 2010 and 2009. These pre-tax, non-cash charges had no impact on the Company’s compliance with the financial covenants in its credit agreement.
Intangible assets
     The Company evaluates its definite lived intangible amortizing assets in accordance with ASC 350 which requires the Company to record impairment losses on amortizing intangible assets when changes in events and circumstances indicate the asset might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company determines fair value utilizing current market values and future market trends. Based on the Company no longer publishing budget home videos at BCI, the Company recorded an impairment charge related to masters of $2.0 million, which is included in depreciation and amortization on the Company’s Consolidated Statements of Operations for the year ended March 31, 2009.
     The Company evaluates its indefinite lived intangible assets in accordance with ASC 350. The Company reviews these intangible assets for impairment annually or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. In determining the implied fair value of each reporting unit’s goodwill as compared to carrying value, a hypothetical valuation of all tangible and intangibles assets of the reporting unit as if the reporting unit had been acquired in a business combination was completed. As part of this analysis during fiscal 2009, the trademarks associated with FUNimation were determined to have an estimated fair value less than the carrying value. The Company determines fair value using the relief from royalty valuation techniques. The Company recorded a $1.0 million impairment charge, which is included in goodwill and intangible asset impairment expense in the Consolidated Statements of Operations, for the year ended March 31, 2009.
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of three years for masters, seven and one half years for license relationships and seven years for the domain name and are valued as follows (in thousands):

	As of March 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net
License relationships	$20,078	$19,145	$933
Domain name	70	39	31
Trademarks (not subject to amortization)	536	—	536

	$20,684	$19,184	$1,500

	As of March 31, 2009
	Gross carrying	Accumulated
	amount	amortization	Net
Masters (1)	$8,086	$7,986	$100
License relationships	20,078	17,350	2,728
Domain name	70	28	42
Trademarks (not subject to amortization)	536	—	536

	$28,770	$25,364	$3,406

(1)	Reflects a $2.0 million impairment charge related to masters which reduced both the gross carrying amount and accumulated amortization. The $2.0 million impairment charge was included in amortization expense for the year ended March 31, 2009 (see further disclosure in Note 4).
     Aggregate amortization expense for the years ended March 31, 2010, 2009 and 2008 was $1.9 million (which included $92,000 related to masters), $6.2 million (which included a $2.0 million impairment charge related to masters) and $5.6 million, respectively. The following is a schedule of estimated future amortization expense (in thousands):

2011	$425
2012	237
2013	302
Debt issuance costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Gross debt issuance costs totaled $1.8 million and $650,000 at March 31, 2010 and 2009, respectively. Accumulated amortization amounted to approximately $249,000 and $108,000 at March 31, 2010 and 2009, respectively. Amortization expense of $502,000, $250,000 and $333,000 for the years ended March 31, 2010, 2009 and 2008, respectively are included in interest expense in the accompanying Consolidated Statements of Operations. During fiscal 2010, the Company wrote-off $289,000 in debt acquisition costs related to the payoff of the Company’s revolving facility with General Electric Capital Corporation (“GE”), which charges were included in interest expense. During fiscal 2009, the Company wrote-off $950,000 in debt acquisition costs related to the payoff of the Company’s Term Loan facility and material modifications to the Company’s revolving facility with GE, which charges were included in interest expense.
Note 4 Impairments and Other Charges
     Based on an annual impairment review, the Company concluded there were no indicators of impairment during the years ended March 31, 2010 or 2008. During fiscal 2009, however, the Company reviewed its portfolio of businesses for poor performing activities and to identify areas where continued business investments would not meet its requirements for financial returns. Net assets impacted included accounts receivable reserves, inventory, prepaid royalties, goodwill, masters, trademarks, license fees and production costs. As a result of the analysis, the Company announced the following actions during fiscal 2009:
•	BCI would no longer be involved in licensing operations related to budget home video and the remaining BCI content would be transferred to the distribution segment. For the year ended March 31, 2009, the Company recorded $25.9 million in impairment and other charges related to the restructuring of BCI, which included $7.3 million for inventory, $7.1 million for prepaid royalties, $2.0 million for masters, $2.0 million for accounts receivable reserves and $7.4 million for goodwill.

•	FUNimation would no longer be involved in licensing operations related to home video of children’s properties. For the year ended March 31, 2009, the Company recorded $81.0 million in impairment and other charges related to the restructuring of FUNimation, which included $8.2 million for license fees and production costs, $71.2 million for goodwill, $1.0 million for trademarks and $555,000 for inventory.
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
     Prepaid Royalties. The total prepaid royalty charges related to the BCI restructuring were $7.1 million during fiscal 2009. With the Company no longer publishing content in the budget home video category, the prepaid royalties will not be recouped by earnings from the sale of the product, and as such the Company took an impairment charge during fiscal 2009 for amounts that will not be recouped.
     Masters, Trademarks and Goodwill. The total masters, goodwill and trademark impairment charges related to the publishing segment were $84.7 million during fiscal 2009.
•	Masters — The impairment related to BCI masters was $2.0 million during fiscal 2009. Impairment losses are measured by comparing the fair value of the assets (utilizing current market values and future market trends) to their carrying amounts.

•	Trademarks — The impairment for FUNimation trademarks was $1.0 million during fiscal 2009. The trademarks associated with FUNimation were determined to have an estimated fair value (using the relief from royalty valuation technique ) less than the carrying value.

•	Goodwill — The goodwill impairment charge for the publishing segment was $81.7 million during fiscal 2009 based on the excess of the asset’s carrying value over its fair value.
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
     Severance. The Company completed a company-wide reduction in force during fiscal 2009. The total severance costs related to the reduction in force were $1.1 million, $591,000 of which were associated with the distribution segment and $541,000 with the publishing segment. In accordance with ASC 420-10, Exit or Disposal Cost Obligations, the Company records one-time termination benefit arrangement costs at the date of communication to employees as long as the plan establishes the benefits that employees will receive upon termination in sufficient detail to enable employees to determine the type and amount of benefits the employee would receive if involuntarily terminated. Certain executives had contractual benefits related to involuntary termination. In accordance with ASC 712-10, Compensation — Nonretirement Postemployment Benefits, the Company records severance costs when the payment of the benefits is probable and reasonably estimable.

     The following table summarizes the impairment and other charges included in the Company’s Consolidated Statements of Operations for the year ended March 31, 2009 (in thousands):

	License Fees		Masters,		Accounts
	and Production	Prepaid	Goodwill and		Receivable
	Costs -	Royalties -	Trademarks-	Inventory-	Reserves-	Severance-	Severance-
	Publishing	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Total
Sales	$—	$—	$—	$—	$1,057	$—	$—	$1,057
Cost of sales	8,239	7,076	—	7,855	985	52	—	24,207
Selling and marketing	—	—	—	—	—	159	13	172
Distribution and warehousing	—	—	—	—	—	—	74	74
General and administrative	—	—	—	—	—	330	504	834
Depreciation and amortization	—	—	2,029	—	—	—	—	2,029
Goodwill and intangible asset impairment	—	—	82,729	—	—	—	—	82,729

Total	$8,239	$7,076	$84,758	$7,855	$2,042	$541	$591	$111,102

     The restructuring reserve activity was as follows (in thousands):

			Accounts
			Receivable
	Severance-	Severance-	Reserves-
	Distribution	Publishing	Publishing	Total
Reserve balance at March 31, 2009	$45	$337	$1,026	$1,408
Provision for restructuring	—	—	—	—
Cash payments	45	337	1,026	1,408

Reserve balance at March 31, 2010	$—	$—	$—	$—

Note 5 Discontinued Operations
     On May 31, 2007, the Company sold its wholly-owned subsidiary, NEM, to an unrelated third party. NEM operated the Company’s independent music distribution activities. The Company has presented the independent music distribution business as discontinued operations. As part of this transaction, the Company recorded a gain during fiscal 2008 of $6.1 million ($4.6 million net of tax), which included severance and legal costs of $339,000 and other direct costs to sell of $842,000. The gain is included in “Gain on sale of discontinued operations” in the Consolidated Statements of Operations in fiscal year 2008. This transaction divested the Company of all of its independent music distribution activities.
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
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the distribution operating segment. The summary of operating results from discontinued operations is as follows (in thousands):

	Years ended March 31,
	2010	2009	2008
Net sales	$—	$—	$5,197
Loss from discontinued operations, before income tax	—	—	(3,947)
Income tax benefit	—	—	1,657

Loss from discontinued operations, net of tax	$—	$—	$(2,290)

Note 6 Marketable Securities
     ASC 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also describes three levels of inputs that may be used to measure fair value:
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
     Marketable securities consist of a money market fund at March 31, 2010 and government and corporate bonds and a money market fund at March 31, 2009, which are held in a Rabbi trust established for the payment of deferred compensation for a former Chief Executive Officer (see further disclosure in Note 25).
     At March 31, 2010 and 2009, the Company recorded these securities at fair value using Level 1 quoted market prices. Dividend and interest income were recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in income and were derived using the specific identification method for determining the cost of the securities sold.
     Available-for-sale securities consisted of the following (in thousands):

	As of March 31, 2010
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$—	$1	$—
Money market fund	2	—	—

	$2	$1	$—

	As of March 31, 2009
		Gross	Gross
	Estimated fair	unrealized	unrealized
	value	holding gains	holding losses
Available-for-sale:
Government agency and corporate bonds	$712	$1	$2
Money market fund	312	—	—

	$1,024	$1	$2

     At March 31, 2010 and 2009, all marketable securities were classified as current based on the scheduled payout of the deferred compensation, and are restricted to use only for the settlement of the deferred compensation liability. All available-for-sale debt securities are fully matured at March 31, 2010.
Note 7 Comprehensive Income (Loss)
     Other comprehensive income (loss) pertains to net unrealized gains and losses on marketable securities held in a Rabbi Trust for the benefit of a former CEO that are not included in net income (loss) but rather are recorded in shareholders’ equity (see further disclosure in Note 6).

     Comprehensive income (loss) consisted of the following (in thousands):

	Years Ended March 31,
	2010	2009	2008
Net income (loss) from continuing operations	$22,872	$(88,434)	$9,658
Net unrealized gain (loss) on marketable securities, net of tax	1	(1)	—

Comprehensive income (loss)	$22,873	$(88,435)	$9,658

     The changes in other comprehensive income (loss) are primarily non-cash items.
     Accumulated other comprehensive loss balances, net of tax effects, were zero and $1,000 at March 31, 2010 and 2009, respectively.
Note 8 Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Trade receivables	$72,641	$86,345
Vendor receivables	1,700	2,894
Other receivables	1,479	2,588

	75,820	91,827
Less: allowance for doubtful accounts and sales discounts	4,966	7,043
Less: allowance for sales returns, net margin impact	8,227	11,967

Total	$62,627	$72,817

Note 9 Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Finished products	$21,229	$20,437
Consigned inventory	1,794	1,868
Raw materials	3,249	4,427

Total	$26,272	$26,732

Note 10 Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Prepaid royalties	$12,241	$9,826
Other	1,486	1,264

Total	$13,727	$11,090

Note 11 Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Furniture and fixtures	$1,369	$1,306
Computer and office equipment	18,472	17,782
Warehouse equipment	10,049	10,116
Production equipment	1,421	1,296
Leasehold improvements	2,087	2,081
Construction in progress	772	80

Total	34,170	32,661
Less: accumulated depreciation and amortization	20,863	16,704

Net property and equipment	$13,307	$15,957

Note 12 Assets Held for Sale
     At March 31, 2008, the Company held for sale real estate and related assets located in Decatur, Texas. These assets were no longer required due to the move of FUNimation’s inventory to the Company’s Minnesota distribution center. During fiscal 2009, the Company completed the sale of the real estate and related assets to an unrelated party for proceeds of $1.4 million. The Company recognized a loss of $48,000 on this transaction, net of costs paid by the purchaser at closing.
Note 13 Capitalized Software Development Costs
     The Company incurs software development costs for software to be sold, leased or marketed in the publishing segment. The Company accounts for these costs in accordance with the provisions of ASC 985-20, Software. Software development costs include third-party contractor fees and overhead costs. The Company capitalizes these costs once technological feasibility is achieved. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The carrying amount of software development costs may change in the future if there are any changes to anticipated future gross revenue or the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the Consolidated Statements of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Software development costs were $2.0 million and $677,000 at March 31, 2010 and 2009, respectively. Accumulated amortization amounted to approximately $324,000 and zero at March 31, 2010 and 2009, respectively. Amortization expense was $324,000 for the year ended March 31, 2010 and zero for both the years ended March 31, 2009 and 2008.
Note 14 License Fees
     License fees related to the publishing segment consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
License fees	$44,672	$39,298
Less: accumulated amortization	28,107	21,570

Total	$16,565	$17,728

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
     During fiscal 2009, the Company made the decision to no longer be involved in the licensing operations related to home video of children’s properties at FUNimation. Based on this decision, the Company determined that the license advances related to these activities exceeded fair value. Accordingly, the Company recorded an impairment charge of $7.0 million against these license advances, which is included in cost of sales on the Company’s Consolidated Statements of Operations for the year ended March 31, 2009.
     Amortization of license fees for the years ended March 31, 2010, 2009 and 2008 was $8.0 million, $13.4 million (which includes a $7.0 million impairment charge) and $6.9 million, respectively. These amounts have been included in royalty expense in cost of sales in the accompanying Consolidated Statements of Operations.

Note 15 Production Costs
     Production costs related to the publishing segment consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Production costs	$26,559	$20,631
Less: accumulated amortization	16,745	12,223

Total	$9,814	$8,408

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
     During fiscal 2009, the Company made the decision to no longer be involved in the licensing operations related to home video of children’s properties at FUNimation. Based on this decision, the Company determined that the production costs related to these activities exceeded their fair value. Accordingly, a $1.2 million impairment charge was recorded against these production costs, which is included in cost of sales on the Company’s Consolidated Statements of Operations for the year ended March 31, 2009.
     The Company presently expects to amortize 82% of the March 31, 2010 unamortized production costs by March 31, 2013. Amortization of production costs for the years ended March 31, 2010, 2009 and 2008 was $4.5 million, $4.8 million (which includes a $1.2 million impairment charge) and $3.3 million, respectively. These amounts have been included in cost of sales in the accompanying Consolidated Statements of Operations.
Note 16 Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31, 2010	March 31, 2009
Compensation and benefits	$7,930	$3,263
Royalties	1,954	3,056
Rebates	1,253	1,264
Deferred revenue	20	303
Interest	205	39
Other	2,886	3,579

Total	$14,248	$11,504

Note 17 Bank Financing and Debt
     In March 2007, the Company amended and restated its credit agreement with GE (the “GE Facility”) and entered into a four year Term Loan facility with Monroe Capital Advisors, LLC (“Monroe”). The GE Facility provided for a $65.0 million revolving credit facility and the Monroe agreement provided for a $15.0 million Term Loan facility. The Monroe facility was paid in full in connection with the Third Amendment to the GE Facility on June 12, 2008.
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
     On October 30, 2008, the Company entered into a Fourth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fourth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of September 30, 2008, (i) clarified the calculation of EBITDA under the credit agreement to indicate that it would not be impacted by any pre-tax, non-cash charges to earnings related to goodwill impairment (“adjusted EBITDA”); and (ii) revised the definition of “Index Rate” to indicate that the interest rate for non-LIBOR borrowings would not be less than the LIBOR rate for an interest period of three months.
     On February 5, 2009, the Company entered into a Fifth Amendment and Waiver to Fourth Amended and Restated Credit Agreement (the “Fifth Amendment”) with GE which revised the terms of the GE Facility as follows: effective as of December 31, 2008, (i) clarified that the calculation of EBITDA under the credit agreement would not be impacted by certain pre-tax, non-cash restructuring charges to earnings, or in connection with cash charges to earnings recognized in the Company’s financial results related to a force reduction (“adjusted EBITDA”); (ii) eliminated the $6.0 million tranche of borrowings under the credit facility; (iii) modified the interest rate in connection with borrowings under the facility to index rate plus 5.75%, or LIBOR plus 4.75%; (iv) altered the commitment termination date of the GE Facility to June 30, 2010; (v) eliminated the pre-payment penalty; and (vi) modified certain financial covenants as of December 31, 2008 and thereafter. Additionally, the Fifth Amendment modified the total borrowings available to $65.0 million. At March 31, 2009 the Company had $24.1 million outstanding on the GE Facility, which was paid in full on November 12, 2009 in connection with the new credit facility, as described below.
     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate, as defined in the Credit Facility, plus 4.0% or LIBOR plus 4.0%, at the Company’s discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. At March 31, 2010 we had $6.6 million outstanding and based on the facility’s borrowing base and other requirements, we had excess availability of $38.4 million. Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.
     In association with both credit facilities, and per the respective terms, we pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 7.5% at March 31, 2010 and was 5.6% and 4.7% under the GE Facility at March 31, 2009 and 2008, respectively. Such interest amounts have been and continue to be payable monthly. Interest under the Term Loan facility was at 10.6% at March 31, 2008.
     Under the Credit Facility the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on net vendor advances and a borrowing base availability requirement. At March 31, 2010, the Company was in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with all covenants over the next twelve months.
Letters of Credit
     The Company is party to a letter of credit totaling $250,000 related to a vendor at both March 31, 2010 and 2009. In the Company’s past experience, no claims have been made against these financial instruments.

Note 18 Income Taxes
     The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Years ended March 31,
	2010	2009	2008
Current
Federal	$(1,418)	$(4,020)	$1,610
Foreign	—	—	300
State	109	60	429
Valuation allowance	(11,706)	21,432	—
Deferred	6,812	(31,955)	2,934

Tax expense (benefit)	$(6,203)	$(14,483)	$5,273

A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows (in thousands):

	Years ended March 31,
	2010	2009	2008
Expected federal income tax at statutory rate	$5,668	$(34,983)	$4,315
State income taxes, net of federal tax effect	361	(2,140)	523
Valuation allowance	(11,706)	21,432	—
Equity compensation	101	185	222
Uncertain tax liability	(108)	90	97
Other	(519)	933	116

Tax expense (benefit)	$(6,203)	$(14,483)	$5,273

	Years ended March 31,
	2010	2009	2008
Expected federal income tax at statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal tax effect	2.2	2.1	4.2
Valuation allowance	(70.2)	(20.8)	—
Equity compensation	0.6	(0.2)	1.8
Return to provision	(3.2)	—	—
Other	(0.6)	(1.0)	1.8

Effective tax rate (continuing operations)	(37.2)%	14.1%	42.8%

     The Company’s overall effective tax rate, including both continuing and discontinued operations, was 37.2%, 14.1% and 35.7% for the years ended March 31, 2010, 2009 and 2008, respectively. The change in the effective tax rate for the years ended March 31, 2010 and 2009 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets of $21.4 million during the year ended March 31, 2009 and the Company released $11.7 million of the valuation allowance during the year ended March 31, 2010.

     Deferred income taxes reflect the available tax carryforwards, which begin to expire in fiscal 2029, and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2010 and 2009 are as follows (in thousands):

	Years ended March 31,
	2010	2009
Deferred tax asset — current
Collectability reserves	$5,854	$7,970
Reserve for inventory write-off	349	1,263
Reserve for sales discounts	243	58
Accrued vacations	312	313
Inventory — uniform capitalization	138	147
Incentive based deferred compensation	483	776
Other	214	226
Net operating loss carryforward	3,137	3,535

Subtotal deferred tax asset — current	10,730	14,288
Valuation allowance	(3,127)	(8,069)

Deferred tax asset — current, net	7,603	6,219

Deferred tax asset — non-current
Stock based compensation	404	396
Book/tax intangibles amortization	21,562	25,041
Book/tax depreciation	(2,233)	(2,280)
Other	674	505

Subtotal deferred tax asset — non-current	20,407	23,662
Valuation allowance	(6,599)	(13,363)

Deferred tax asset — non-current, net	13,808	10,299

Total deferred tax asset, net	$21,411	$16,518

     At March 31, 2010 and 2009, the Company had federal net operating loss carryforwards of $7.7 million and $10.3 million, respectively, which will begin to expire in 2029. The Company had foreign tax credit carryforwards of $259,000 at March 31, 2010 and 2009, which will begin to expire in 2016.
     For the years ended March 31, 2010 and 2009, the Company recognized an income tax benefit related to stock option deductions of zero and $443,000, respectively. The income tax benefit from these stock option deductions will be recorded as an increase to equity upon utilization of the net operating loss carryforwards.
     The Company adopted the provisions of ASC 740-10 related to uncertain tax positions on April 1, 2007. The adoption of ASC 740-10 resulted in no impact to accumulated deficit for the Company. At adoption, the Company had approximately $417,000 of gross unrecognized income tax benefits (“UTB’s”) as a result of the implementation of ASC 740-10 and approximately $327,000 of UTB’s, net of federal and state income tax benefits, related to various federal and state matters, that would impact the effective tax rate if recognized. The Company recognizes interest accrued related to UTB’s in the provision for income taxes. As of April 1, 2009, interest accrued was approximately $127,000, which is net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $964,000. During the year ended March 31, 2010, an additional $83,000 of UTB’s were accrued, which was net of $152,000 of deferred federal and state income tax benefits. Additionally, $191,000 of UTB’s were reversed related to a statute of limitations lapse and $140,000 UTB’s were reversed related to provision adjustments during the year ended March 31, 2010. As of March 31, 2010, interest accrued was $147,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $716,000.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2010 is as follows (in thousands):

	Years ended March 31,
	2010	2009
Income taxes payable, beginning of period	$1,166	$880
Gross increases related to prior year tax positions	74	101
Gross increases related to current year tax positions	195	203
Decrease related to statute of limitations lapses	(214)	(18)

Income taxes payable, end of period	$1,221	$1,166

     The Company’s federal income tax returns for tax years ending in 2006 through 2009 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2006 through 2009. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2011.
     For the years ended March 31, 2010 and 2009, the Company recorded an income tax benefit from continuing operations of $6.2 million and $14.5 million, respectively. The effective income tax rate for the year ended March 31, 2010 was 37.2%, compared to 14.1% for the year ended March 31, 2009.
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
     As a result of the market conditions and their impact on the Company’s future outlook, during the year ended March 31, 2009, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets had become unfavorable. Management considered the positive and negative evidence for the potential utilization of the net deferred tax asset and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, at March 31, 2009, a valuation allowance of $21.4 million was recorded for a portion of the net deferred tax assets and was included in income tax expense for the year ended March 31, 2009.
     However, during fiscal 2010, the amount of deferred tax assets that the Company will more likely than not be able to realize increased due to a tax law change allowing the Company to carry the net operating losses back additional years as well as the Company having higher than projected book income. As a result, the Company released $11.7 million of the valuation allowance against these deferred tax assets, reducing the valuation allowance balance to $9.7 million at March 31, 2010. As of March 31, 2010, the Company had a net deferred tax asset position, before valuation allowance, of $31.1 million. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards, which will begin to expire in fiscal 2029.
Note 19 Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during the years ended March 31, 2010 and 2009.
Note 20 Private Placement Warrants
     As of March 31, 2010 and 2009, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $5.00 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.

Note 21 Share-Based Compensation
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
     Equity Compensation Plans
     The Company currently grants stock options, restricted stock and restricted stock units under equity compensation plans. The Company adopted the 1992 Stock Option Plan and 2004 Stock Plan to attract and retain eligible persons to perform services for the Company. Eligible recipients include all employees, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 4.0 million shares of common stock have been authorized and reserved for issuance under the 2004 Stock Plan. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 1992 Stock Option Plan terminated in July 2006 and the 2004 Stock Plan terminates in September 2014. There were 98,913 shares remaining for grant under the 2004 Stock Plan at March 31, 2010.
     The Company is authorized to grant, among other equity instruments, stock options and restricted stock under the 2004 Stock Plan. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee of the Board of Directors. Vesting for performance-based stock awards is subject to the performance criteria being achieved.
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
     Through fiscal 2010, each director who is not an employee of the Company is granted an option to purchase 6,000 shares of common stock under the 2004 Stock Plan on April 1 of each year, with an exercise price equal to fair market value. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and provides for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.
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

  Stock Options
     A summary of the Company’s stock option activity as of March 31, 2010, 2009 and 2008 and for those years ended is summarized as follows:

	Year ended		Year ended		Year ended
	March 31, 2010		March 31, 2009		March 31, 2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Options outstanding, beginning of period	3,165,528	$5.74	3,132,499	$6.78	3,601,700	$6.92
Granted	848,500	1.89	782,500	0.83	429,000	2.68
Exercised	(7,501)	0.69	(9,600)	1.26	(237,448)	1.48
Canceled	(459,228)	6.18	(739,871)	4.65	(660,753)	6.77

Options outstanding, end of period	3,547,299	$4.77	3,165,528	$5.74	3,132,499	$6.78

Options exercisable, end of period	2,149,646	$6.83	2,071,203	$7.79	2,296,565	$7.89
Shares available for future grant, end of period	98,913		933,252		1,756,251
     The weighted average remaining contractual term for options outstanding was 6.8 years and for options exercisable was 5.3 years at March 31, 2010.
     The total intrinsic value of stock options exercised during the years ended March 31, 2010 was $12,000. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.08 as of March 31, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $1.0 million and for options exercisable was $278,000 at March 31, 2010. The total number of in-the-money options exercisable as of March 31, 2010 was 1.1 million. There were no in-the-money options exercisable as of March 31, 2009, when the closing stock price was $0.44.
     As of March 31, 2010, total compensation cost related to non-vested stock options not yet recognized was $1.1 million, which is expected to be recognized over the next 1.56 years on a weighted-average basis.
     During the years ended March 31, 2010, 2009 and 2008, the Company received cash from the exercise of stock options totaling $5,000, $12,000 and $190,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the years ended March 31, 2010 or 2009.
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

     A summary of the Company’s restricted stock activity as of March 31, 2010, 2009 and 2008 and changes during those years ended is summarized as follows:

	Year ended		Year ended		Year ended
	March 31, 2010		March 31, 2009		March 31, 2008
		Weighted		Weighted		Weighted
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Unvested, beginning of period	445,155	$1.18	171,917	$3.02	120,000	$4.68
Granted	242,750	2.08	390,250	0.69	131,000	2.41
Vested	(173,836)	1.61	(63,932)	3.23	(73,333)	4.41
Forfeited	(5,583)	1.10	(53,080)	1.11	(5,750)	2.41

Unvested, end of period	508,486	$1.47	445,155	$1.18	171,917	$3.02

     The weighted average remaining contractual term for restricted stock awards outstanding at March 31, 2009 was 9.0 years.
     The total fair value of shares vested during the years ended March 31, 2010, 2009 and 2008 was approximately $431,000, $52,000 and $271,000, respectively.
     As of March 31, 2010, total compensation cost related to non-vested restricted stock awards not yet recognized was $623,000 which is expected to be recognized over the next 1.54 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either the years ended March 31, 2010 or 2009.
     Restricted Stock Units — Performance-Based
     On April 1, 2006, the Company awarded restricted stock units to certain key employees. Receipt of the stock units was contingent upon the Company meeting Total Shareholder Return (“TSR”) targets relative to an external market condition and meeting the service condition. Each participant was granted a base number of units. The units, as determined at the end of the performance year (fiscal 2007), were to be issued at the end of the third year (fiscal 2009) if the Company’s average TSR target was achieved for the fiscal period 2007 through 2009. The total number of base units granted for fiscal 2007 was 66,000. During fiscal 2009, the Company adjusted the forfeiture rate and reduced stock based compensation expense by $134,000 based on actual terminations of recipients. The amount recorded for the years ended March 31, 2010, 2009 and 2008 was zero, a $21,000 recovery and a $113,000 expense, respectively, based upon the number of units granted. The Company did not achieve the TSR target at March 31, 2009, and therefore zero shares were issued and all restricted stock units were forfeited at that time.
     Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the years ended March 31, 2010, 2009 and 2008 were calculated using the following assumptions:

	Year	Year	Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
Expected life (in years)	5.0	5.0	5.0
Expected volatility	75%	66%	67%
Risk-free interest rate	1.65—2.93%	2.51—2.87%	2.53—5.02%
Expected dividend yield	0.0%	0.0%	0.0%
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 5.4% during the years ended March 31, 2010, 2009 and 2008.

     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures for the years ended March 31, 2010, 2009 and 2008 was $1.0 million, $1.0 million and $1.1 million, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 22 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 50% of employee’s contributions up to the first 4% of their base pay, annually. The Company’s contributions charged to expense were $357,000, $324,000 and $450,000 for the years ended March 31, 2010, 2009, and 2008, respectively. The Company’s matching contributions vest over three years.
Note 23 Commitments and Contingencies
Leases
     The Company leases primarily all of its distribution facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $2.9 million, $2.9 million and $3.6 million for the years ended March 31, 2010, 2009 and 2008, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2010 (in thousands):

2011	$2,973
2012	3,080
2013	3,121
2014	2,778
2015	2,787
Thereafter	8,504

$23,243

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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information. This information request, and others received since that date, relate to information regarding the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies, and revenue recognition practices. In connection with this formal non-public investigation, the Company has cooperated fully with the SEC’s requests.

Note 24 Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At March 31, 2010 and 2009, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2010	March 31, 2009
Computer and office equipment	$343	$314
Less: accumulated amortization	212	128

Net property and equipment	$131	$186

     Amortization expense for the years ended March 31, 2010, 2009 and 2008 was $76,000, $64,000 and $96,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2011	$66
2012	58
2013	28

Total minimum lease payments	$152
Less: amounts representing interest at rates ranging from 6.9% to 31.6%	13

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $57 and $82, respectively	$139

Note 25 Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. At March 31, 2010 and 2009, outstanding accrued balances due under this arrangement were zero and $815,000, respectively.
     The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he does not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust pays annually $1.3 million, plus interest at 8%, for three years. At both March 31, 2010 and 2009, outstanding accrued balances due under this arrangement were $1.3 million. The Company expensed $141,000, $307,000 and $478,000 for these obligations during each of the years ended March 31, 2010, 2009 and 2008, respectively.
     The Company entered into a separation agreement with a former Chief Financial Officer (“CFO”) in fiscal 2004. The Company was required to pay approximately $597,000 over a period of four years beginning May 2004. The continued payout was contingent upon the individual complying with a non-compete agreement. This amount was accrued and expensed in fiscal 2005. The Company paid zero, $22,000 and $134,000 during the years ended March 31, 2010, 2009 and 2008, respectively. The Company had no further obligation under this agreement as of March 31, 2009.
     The Company entered into a separation agreement with a former Chief Operating Officer (“COO”) in fiscal 2009. The Company was required to pay approximately $390,000 under this agreement. This amount was accrued, expensed and paid during the year ended March 31, 2009.
Employment Agreement — FUNimation
     In connection with the FUNimation acquisition, the Company entered into an employment agreement with a key FUNimation employee providing for his employment as President and Chief Executive Officer of FUNimation Productions, Ltd. (“the FUNimation CEO”). Among other items, the agreement provides the FUNimation CEO with the ability to earn two performance-based bonuses in the event that certain financial targets are met by the FUNimation business during the years ending March 31, 2006-2010. No amounts were expensed or paid under this agreement as the targets were not achieved.
Note 26 Major Customers
     The Company has two major customers (both of which are within the distribution segment) who accounted for 53% of consolidated net sales for fiscal 2010, of which each customer accounts for over 10% of consolidated net sales. These customers accounted for 51% of consolidated net sales for fiscal 2009 and 44% of consolidated net sales in fiscal 2008. Accounts receivable from these two customer totaled $26.4 million and $26.0 million at March 31, 2010 and 2009, respectively.
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
     Navarre operates two business segments: distribution and publishing.
     Through the distribution segment, the Company distributes computer software, home video, video games and accessories and independent music labels (through May 2007) and provides fee-based third-party logistical services to North American retailers and their suppliers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various computer software and home video titles, and other related merchandising and broadcasting rights. The publishing segment packages, brands, markets and sells directly to retailers, third party distributors, and the Company’s distribution segment.

     Financial information by reportable segment is included in the following summary for the years ended March 31, 2010, 2009 and 2008 (in thousands):

Fiscal Year 2010	Distribution	Publishing	Eliminations	Consolidated
Net sales	$487,692	$86,003	$(45,363)	$528,332
Income from continuing operations	6,353	12,330	—	18,683
Income from continuing operations before income taxes	6,875	9,794	—	16,669
Depreciation and amortization expense	3,687	2,629	—	6,316
Restructuring, impairment and other charges	—	—	—	—
Capital expenditures	1,076	692	—	1,768
Total assets	121,667	56,470	(6,534)	171,603

Fiscal Year 2009	Distribution	Publishing	Eliminations	Consolidated
Net sales	$592,893	$102,828	$(64,730)	$630,991
Income (loss) from continuing operations	1,143	(98,261)	—	(97,118)
Income (loss) from continuing operations before income taxes	(484)	(102,433)	—	(102,917)
Depreciation and amortization expense	4,060	6,912	—	10,972
Restructuring, impairment and other charges	591	110,511	—	111,102
Capital expenditures	2,960	584	—	3,544
Total assets	131,401	50,204	1,564	183,169

Fiscal Year 2008	Distribution	Publishing	Eliminations	Consolidated
Net sales	$611,007	$117,423	$(69,958)	$658,472
Income from continuing operations	5,138	12,693	—	17,831
Income from continuing operations before income taxes	3,880	8,449	—	12,329
Depreciation and amortization expense	3,280	6,307	—	9,587
Restructuring, impairment and other charges	—	—	—	—
Capital expenditures	7,462	1,100	—	8,562
Total assets	221,912	176,907	(115,357)	283,462
The following table provides net sales by product line for each business segment for the years ended March 31, 2010, 2009 and 2008 (in thousands):

Fiscal Year 2010	Distribution	Publishing	Eliminations	Consolidated
Software	$422,280	$31,823	$(24,166)	$429,937
Home Video	38,142	54,180	(21,197)	71,125
Video Games	27,270	—	—	27,270

Consolidated	$487,692	$86,003	$(45,363)	$528,332

Fiscal Year 2009	Distribution	Publishing	Eliminations	Consolidated
Software	$467,034	$32,447	$(28,537)	$470,944
Home Video	55,199	70,381	(36,193)	89,387
Video Games	70,660	—	—	70,660

Consolidated	$592,893	$102,828	$(64,730)	$630,991

Fiscal Year 2008	Distribution	Publishing	Eliminations	Consolidated
Software	$498,255	$39,362	$(37,945)	$499,672
Home Video	64,656	78,061	(32,013)	110,704
Video Games	48,096	—	—	48,096

Consolidated	$611,007	$117,423	$(69,958)	$658,472

Note 28 Quarterly Data — Seasonality (Unaudited)
     The Company’s quarterly operating results fluctuate significantly and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for approximately 25.2%, 27.2% and 33.0% of our net sales for the years ended March 31, 2010, 2009 and 2008, respectively.
     The 2008 and 2009 holiday seasons were disappointing to most retailers and distributors as consumers remained cautious about discretionary spending. As a result, several of our customers have recently experienced significant financial difficulty, with one major customer filing for bankruptcy and subsequently deciding to liquidate. Consequently, our financial results have been negatively impacted by the downturn in the economy.
     The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the years ended March 31, 2010 and March 31, 2009 (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2010	June 30	September 30	December 31	March 31
Net sales	$134,306	$122,411	$133,298	$138,317
Gross profit	23,564	20,867	22,049	21,445
Income from operations	6,516	3,807	4,525	3,835

Net income	$4,161	$2,280	$7,239	$9,192

Earnings per common share:
Basic	$0.11	$0.06	$0.20	$0.25
Diluted	$0.11	$0.06	$0.20	$0.25
Restructuring, impairment and other charges	—	—	—	—

	Quarter Ended
Fiscal Year 2009	June 30	September 30	December 31	March 31
Net sales	$142,025	$170,296	$171,580	$147,090
Gross profit (loss)	22,126	24,230	(1,154)	21,845
Income (loss) from operations	2,753	(70,191)	(31,965)	2,285

Net income (loss)	$627	$(44,508)	$(47,724)	$3,171

Earnings (loss) per common share:
Basic	$0.02	$(1.23)	$(1.32)	$0.09
Diluted	$0.02	$(1.23)	$(1.32)	$0.09
Restructuring, impairment and other charges	—	73,412	34,582	3,108
Note 29 — Subsequent Events
     On May 17, 2010, Encore completed the asset acquisition of Punch Software, LLC, (Punch) a leading provider of home and landscape design and CAD software in the United States. Amounts paid included $8.1 million in cash paid at closing, $1.1 million in deferred payments payable on the first anniversary of the closing, paid into an escrow account to be held for one additional year, plus up to two performance payments of up to $1.25 million each, if earned by Punch based upon net sales achieved by Encore in connection with the acquired assets, payable following the first and second anniversary of the closing date. The purchase price could be increased or decreased on a post-closing basis depending upon a further review of the amount of net working capital delivered to Encore by Punch on the closing date. The acquisition of Punch is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. This transaction does not qualify as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business will not be filed. Future operating results will be included within the publishing business.
     On May 17, 2010, the Company entered into a Consent and Amendment to Credit Agreement with Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC) and Capital One Leverage Finance Corp. waiving the application of certain covenants in the Company’s Credit Facility that otherwise prohibited it from consummating the Punch transaction discussed above, as well as modifying certain terms in the Company’s Credit Facility in order to address the terms of this transaction.
     On May 27, 2010, the Company announced it has engaged a third party to provide assistance in the structuring and negotiating of a potential transaction for the sale of FUNimation, although there can be no assurances that this process will result in the consummation of a transaction. FUNimation, was acquired on May 11, 2005 and operates as part of the Company’s publishing business segment. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented in any future filings will be classified as discontinued operations.

     The Company evaluated its March 31, 2010 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events other than those listed above which would require recognition or disclosure in the consolidated financial statements.
Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions/	End of
Description	of Period	Expenses	(Deductions)	Period
Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,729	$245	$(639)	$1,335
Allowance for sales returns	11,967	3,988	(7,728)	8,227
Allowance for MDF and sales discounts	5,314	11,088	(12,771)	3,631

Total	$19,010	$15,321	$(21,138)	$13,193

Year ended March 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,332	$742	$(345)	$1,729
Allowance for sales returns	9,350	14,177	(11,560)	11,967
Allowance for MDF and sales discounts	4,736	16,417	(15,839)	5,314

Total	$15,418	$31,336	$(27,744)	$19,010

Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,036	$32	$264	$1,332
Allowance for sales returns	11,983	10,373	(13,006)	9,350
Allowance for MDF and sales discounts	5,265	17,721	(18,250)	4,736

Total	$18,284	$28,126	$(30,992)	$15,418