Form 10-Q
period 2010-06-30
NAVARRE CORP /MN/
filed 2010-08-16
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 13, 2010

Common Stock, No Par Value	36,376,835 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Note)
Assets:
Current assets:
Marketable securities	$—	$2
Accounts receivable, less allowances of $9,153 and $8,913, respectively	42,859	61,880
Inventories	24,820	21,164
Prepaid expenses and other current assets	14,633	13,511
Income tax receivable	—	94
Deferred tax assets — current, net	7,203	7,603
Current assets of discontinued operations	6,347	6,071

Total current assets	95,862	110,325
Property and equipment, net of accumulated depreciation of $20,400 and $19,556, respectively	11,292	11,790
Software development costs, net of accumulated amortization of $425 and $324, respectively	1,870	1,723
Other assets:
Intangible assets, net of accumulated amortization of $84 and $38, respectively	2,773	32
Goodwill	5,866	—
Deferred tax assets — non-current, net	13,500	13,808
Other assets	4,346	4,491
Non-current assets of discontinued operations	29,715	29,434

Total assets	$165,224	$171,603

Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$19,709	$6,634
Capital lease obligation — short-term	50	51
Accounts payable	65,614	79,968
Checks written in excess of cash balances	2,552	4,816
Deferred compensation	—	1,333
Accrued expenses	5,739	10,977
Income tax payable — short-term	6	—
Current liabilities of discontinued operations	6,121	5,760

Total current liabilities	99,791	109,539
Long-term liabilities:
Contingent payment — acquisition (Note 3)	948	—
Note payable — acquisition (Note 3)	1,100	—
Capital lease obligation — long-term	69	82
Income taxes payable — long-term	1,291	1,221

Total liabilities	103,199	110,842
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,369,168 at June 30, 2010 and 36,366,668 at March 31, 2010	162,241	162,015
Accumulated deficit	(100,156)	(101,254)
Accumulated other comprehensive loss	(60)	—

Total shareholders’ equity	62,025	60,761

Total liabilities and shareholders’ equity	$165,224	$171,603

Note: The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Net sales	$98,792	$123,416
Cost of sales (exclusive of depreciation and amortization)	84,315	108,453

Gross profit	14,477	14,963
Operating expenses:
Selling and marketing	4,884	4,068
Distribution and warehousing	2,472	2,076
General and administrative	5,074	6,453
Depreciation and amortization	891	1,222

Total operating expenses	13,321	13,819

Income from operations	1,156	1,144
Other income (expense):
Interest expense	(396)	(568)
Interest income	1	7
Other income (expense), net	(259)	451

Income from continuing operations before income tax	502	1,034
Income tax expense	(299)	(180)

Net income from continuing operations	203	854
Discontinued operations:
Income from discontinued operations, net of tax	895	3,307

Net income	$1,098	$4,161

Basic earnings per common share:
Continued operations	$0.01	$0.02
Discontinued operations	0.02	0.09

Net income	$0.03	$0.11

Diluted earnings per common share:
Continued operations	$0.01	$0.02
Discontinued operations	0.02	0.09

Net income	$0.03	$0.11

Weighted average shares outstanding:
Basic	36,367	36,237
Diluted	36,813	36,347
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$1,098	$4,161
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	(895)	(3,307)
Depreciation and amortization	891	1,222
Amortization of debt acquisition costs	149	109
Amortization of software development costs	101	—
Share-based compensation expense	226	257
Deferred income taxes	708	1,888
Deferred compensation expense	—	(198)
Other	90	24
Changes in operating assets and liabilities:
Accounts receivable	18,569	13,477
Inventories	(2,934)	(6,748)
Prepaid expenses	(1,028)	(110)
Income taxes receivable	94	246
Other assets	(92)	226
Accounts payable	(13,185)	(8,897)
Income taxes payable	76	94
Accrued expenses	(5,304)	501

Net cash (used in) provided by operating activities	(1,436)	2,945
Investing activities:
Cash paid for acquisition	(8,090)	—
Purchases of property and equipment	(329)	(187)
Purchases of software development	(248)	(426)
Proceeds from sale of intangible assets	—	2

Net cash used in investing activities	(8,667)	(611)
Financing activities:
Proceeds from revolving line of credit	59,017	68,141
Payments on revolving line of credit	(45,942)	(69,045)
Payment of deferred compensation	(1,333)	—
Checks written in excess of cash balances	(2,264)	(144)
Debt acquisition costs	—	(100)
Repayments of capital lease obligations	(14)	(20)

Net cash provided by (used in) financing activities	9,464	(1,168)
Net effect of exchange rate changes on cash	(60)	—

Net cash (used in) provided by continuing operations	(699)	1,166
Discontinued operations:
Net cash provided by (used in) operating activities	832	(1,109)
Net cash used in investing activities	(130)	(55)
Net cash used in financing activities	(3)	(2)

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental cash flow information:
Cash paid for (received from):
Interest	$423	$546
Income taxes, net of refunds	(40)	(113)
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), provides logistical services, distributes a wide range of computer software and other products and publishes computer software. The Company operates through two business segments — distribution and publishing.
     Through the distribution segment, the Company distributes computer software, home video, video games and accessories that are purchased from our vendors and provides fee-based third-party logistical services to North American retailers and their suppliers. The Company’s vendors provide products, which in turn are distributed to retail customers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through the publishing segment, the Company owns or licenses various computer software through Encore Software, Inc. (“Encore”).
     The Company also publishes and sells anime content through FUNimation Productions, Ltd. (“FUNimation”). However during the first quarter of fiscal 2011, the Company announced the engagement of a third party to assist in the structuring and negotiating of a potential transaction for the sale of FUNimation. The Company has committed to a plan to sell FUNimation, is actively locating a buyer and believes that the sale of the business is probable, although there can be no assurances on when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and the Company’s consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see further disclosure in Note 2).
     The Company also formerly published budget home video through BCI Eclipse Company, LLC (“BCI”), which began winding down its licensing operations related to budget home video during fiscal 2009. The wind-down was completed during the fourth quarter of fiscal 2010.
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
     All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries, Encore and BCI (collectively referred to herein as the “Company”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations.
Fair Value of Financial Instruments
     The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for both of the three month periods ended June 30, 2010 and 2009. The Company permits its customers to return products under certain conditions. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
     Revenues from home video distribution are recognized, net of an allowance for estimated returns, in the period in which the product is available for sale by the Company’s customers (generally upon shipment to the customer and in the case of new releases, after “street date” restrictions lapse). Revenues from broadcast licensing and home video sublicensing are recognized when the programming is available to the licensee and other recognition requirements of Accounting Standards Codification (“ASC”) 926, Entertainment — Films are met. Revenues received in advance of availability are deferred until revenue recognition requirements have been satisfied. Royalties on sales of licensed products are recognized in the period earned. In all instances, provisions for uncollectible amounts are provided for at the time of sale.
Note 2 — Discontinued Operations
     On May 27, 2010, the Company announced the engagement of a third party to assist in the structuring and negotiating of a potential transaction for the sale of FUNimation. FUNimation was acquired on May 11, 2005 and operated as part of the Company’s publishing business segment. The Company has committed to a plan to sell FUNimation, is actively locating a buyer and believes that the sale of the business is probable, although there can be no assurances on when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations. In accordance with ASC 205-20, Discontinued Operations, the Company has elected to allocate a portion of the consolidated interest expense to the discontinued operations. Although the debt is not directly attributed to the discontinued operations, the Company expects to use the proceeds received upon the sale to reduce the Company’s revolving line of credit. The Company presently expects that it will continue to distribute FUNimation’s product in periods subsequent to any sale.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. The summary of operating results from discontinued operations for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended
	June 30,
	2010	2009
Net sales	$7,700	$10,889
Interest expense	97	151
Net income from discontinued operations, before income taxes	1,422	5,221
Income tax expense	(527)	(1,914)

Net income from discontinued operations, net of taxes	$895	$3,307

The major classes of assets and liabilities of discontinued operations as of June 30, 2010 and March 31, 2010 were as follows:

	June 30,	March 31,
	2010	2010
Accounts receivable, net	$1,752	$747
Inventory	4,346	5,108
Prepaid expenses and other current assets	249	216

Current assets of discontinued operations	6,347	6,071
Property and equipment, net of accumulated depreciation	1,507	1,516
Intangible assets, net of amortization	1,365	1,469
License fees, net of amortization	16,370	16,565
Production costs, net of amortization	10,404	9,814
Other assets	69	70

Total assets of discontinued operations	$36,062	$35,505

Accounts payable	$2,900	$2,483
Capital lease obligation — short-term	4	7
Accrued expenses	3,217	3,270

Current liabilities of discontinued operations	$6,121	$5,760

Note 3 — Acquisition
     ASC 805, Business Combinations, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired and requires the expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date.
     When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among identifiable intangible assets, net tangible assets, liabilities assumed and the remainder, if any, gets recognized to goodwill, as required by U.S. generally accepted accounting principles (“GAAP”). Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses. The values assigned to identifiable intangible assets are based on completed valuations. The techniques used by these appraisers include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.
Punch! Software, LLC
     On May 17, 2010, the Company completed the acquisition of substantially all of the assets of Punch! Software, LLC, (“Punch!”) a leading provider of home and landscape architectural design and CAD software in the United States. Amounts paid included $8.1 million in cash at closing, a $1.1 million note payable on the first anniversary of the closing with interest at a rate of 0.67% per annum, plus up to two performance payments (contingent consideration) of up to $1.25 million each (undiscounted), if earned by Punch! based upon net sales achieved by the Company in connection with the acquired assets. If earned, these payments are payable on the first and second anniversary of the closing date. The fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (i.e., Level 3 inputs). Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. The purchase price could be increased or decreased on a post-closing basis depending upon, among other items, a further review of the amount of net working capital delivered to the Company by Punch! on the closing date.
     The acquisition of Punch! is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. The goodwill of $5.9 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Punch!. All goodwill was assigned to the Company’s publishing segment. All of the goodwill recognized is expected to be deductible for income tax purposes over the 15 year tax amortization period. This transaction does not qualify as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business will not be filed. Operating results are included within the publishing business.
     In accordance with ASC 805, the purchase price is being allocated based on estimates of the fair value of assets acquired and liabilities assumed. The fair value of the acquired identifiable intangibles assets of $2.8 million and goodwill of $5.9 million is provisional pending receipt of the final valuations of those assets.

Consideration:

Cash	$8,090
Note payable	1,100
Contingent payment	948

Fair value of total consideration transferred	$10,138

Preliminarily, the Punch! purchase price will be allocated as follows:

Accounts receivable	$1,153
Inventory	722
Prepaid expenses	94
Property and equipment	18
Purchased intangibles	2,787
Goodwill	5,866
Accounts payable	(436)
Accrued expenses	(66)

$10,138

     Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statement of Operations) for the first quarter fiscal 2011 were $185,000.
Note 4 — Marketable Securities
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
     Marketable securities consisted of a money market fund at March 31, 2010. The account was liquidated during the three months ended June 30, 2010 in conjunction with the final deferred compensation payment and there are no unrealized holding gains or losses (see further disclosure in Note 21).
     At March 31, 2010, the Company classified these securities as available-for-sale and recorded these securities at fair value using Level 1 quoted market prices. Dividend and interest income were recognized when earned. Realized gains and losses for securities classified as available-for-sale were included in income and were derived using the specific identification method for determining the cost of the securities sold. Gross unrealized holding gains at March 31, 2010 were $1,000.
     At March 31, 2010, all marketable securities were classified as current based on the scheduled payout of the deferred compensation, and are restricted to use only for the settlement of the deferred compensation liability. All available-for-sale debt securities were fully matured at March 31, 2010.

Note 5 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Trade receivables	$49,538	$68,842
Vendor receivables	1,935	1,700
Other receivables	539	251

	52,012	70,793
Less: allowance for doubtful accounts and sales discounts	3,427	4,100
Less: allowance for sales returns, net margin impact	5,726	4,813

Total	$42,859	$61,880

Note 6 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Finished products	$21,282	$18,180
Consigned inventory	1,919	1,619
Raw materials	1,619	1,365

Total	$24,820	$21,164

     Consigned inventory represents the Company’s finished goods inventory at customers’ locations, where revenue recognition criteria have not been met.
Note 7 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Prepaid royalties	$12,958	$12,241
Other	1,675	1,270

Total	$14,633	$13,511

Note 8 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Furniture and fixtures	$1,159	$1,140
Computer and office equipment	18,506	17,500
Warehouse equipment	10,059	10,049
Leasehold improvements	1,940	1,898
Construction in progress	28	759

Total	31,692	31,346
Less: accumulated depreciation and amortization	20,400	19,556

Net property and equipment	$11,292	$11,790

Note 9 — Capitalized Software Development Costs
     The Company incurs software development costs for software to be sold, leased or marketed in the publishing segment. The Company accounts for these costs in accordance with the provisions of ASC 985-20, Software. Software development costs include third-party contractor fees and overhead costs. The Company capitalizes these costs once technological feasibility is achieved. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The

Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The carrying amount of software development costs may change in the future if there are any changes to anticipated future gross revenue or the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in cost of goods sold in the Consolidated Statement of Operations for amounts necessary to reduce the carrying value of the asset to fair value. Software development costs consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Software development costs	$2,295	$2,047
Less: accumulated amortization	425	324

Net software development costs	$1,870	$1,723

     Amortization expense was $101,000 and zero for the three months ended June 30, 2010 and 2009, respectively.
Note 10 — Goodwill and Intangible Assets
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
     The Company’s publishing segment had a preliminary goodwill balance of $5.9 million, and zero as of June 30, 2010 and March 31, 2010, respectively. The Company has no goodwill associated with its distribution segment.
Intangible assets
     Other identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and are valued as follows (in thousands):

	As of June 30, 2010
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology *	$1,940	$37	$1,903
Customer relationships *	80	1	79
Customer list *	167	5	162
Domain name	70	41	29
Trademarks (not amortized) *	600	—	600

	$2,857	$84	$2,773

*	Intangible assets acquired as part of the Punch! acquisition (see further disclosure in Note 3).

	As of March 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net
Domain name	$70	$38	$32

     Aggregate amortization expense for the three months ended June 30, 2010 and 2009 was $46,000 and $100,000 (which included a $98,000 write-off of masters), respectively. The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2011	$397
2012	526
2013	484
2014	386
Thereafter	380
Debt issuance costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Debt issuance costs	$1,790	$1,790
Less: accumulated amortization	398	249

Net debt issuance costs	$1,392	$1,541

     Amortization expense of $149,000 and $109,000 for the three months ended June 30, 2010 and 2009, respectively, is included in interest expense in the accompanying Consolidated Statements of Operations.
Note 11 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Compensation and benefits	$2,128	$6,527
Royalties	176	614
Rebates	954	1,252
Rent	921	862
Deferred revenue	10	—
Interest	126	205
Other	1,424	1,517

Total	$5,739	$10,977

Note 12 — Commitments and Contingencies
Contingent payment – Punch! acquisition
     The Company has accrued a $1.1 million note payable related to a deferred payment due on the first anniversary of the Punch! acquisition closing, plus interest at a rate of 0.67% per annum. Additionally, the Company may be obligated to make two performance payments of up to $1.25 million each (undiscounted), if earned by Punch! based upon net sales achieved by the Company in connection with the acquired assets. If earned, these payments are payable on the first and second anniversary of the closing date. The fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. (see Note 3 for further details on the acquisition).
Leases
     The Company leases primarily all of its distribution facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $611,000 and $583,000 for the three months ended June 30, 2010 and 2009, respectively.

     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of June 30, 2010 (in thousands):

Remainder of fiscal 2011	$1,834
2012	2,440
2013	2,437
2014	2,069
2015	2,032
Thereafter	6,183

$16,995

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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information. This information request, and others received since that date, relate to information regarding the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies and revenue recognition practices. In connection with this formal, non-public investigation, the Company has cooperated fully with the SEC’s requests.
Note 13 — Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At June 30, 2010 and March 31, 2010, leased capital assets included in property and equipment were as follows (in thousands):

	June 30, 2010	March 31, 2010
Computer and office equipment	$297	$298
Less: accumulated amortization	184	172

Property and equipment, net	$113	$126

     Amortization expense for the three months ended June 30, 2010 and 2009 was $12,000 and $13,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2011	$44
2012	58
2013	28

Total minimum lease payments	$130
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	11

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $50 and $69, respectively	$119

Note 14 — Bank Financing and Debt
     In March 2007, the Company amended and restated its $65.0 million revolving credit facility with General Electric Corporation (the “GE Facility”) and amended the GE Facility again on February 5, 2009. The GE Facility called for monthly interest payments at the index rate plus 5.75%, or LIBOR plus 4.75% and was subject to certain borrowing base requirements. The GE Facility was available for working capital and general corporate needs and was secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of the Company’s subsidiaries. The GE Facility was paid off on November 12, 2009 in connection with the new credit facility, as described below.
     On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 4.0%, or LIBOR plus 4.0%, at the Company’s discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012.
     At June 30, 2010 and March 31, 2010 the Company had $19.7 million and $6.6 million, respectively, outstanding on the Credit Facility. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $13.5 million and $38.4 million, respectively. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.
     In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.7% at June 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and licenses and a borrowing base availability requirement. At June 30, 2010, the Company was in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with all covenants in the Credit Facility over the next twelve months.
Letter of Credit
     The Company is party to a $250,000 letter of credit related to a vendor at both June 30, 2010 and March 31, 2010. In the Company’s experience, no claims have been made against this financial instrument.
Note 15 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options remaining under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2010.
Stock Options
     A summary of the Company’s stock option activity as of June 30, 2010 and changes during the three months ended June 30, 2010 are summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,547,299	$4.77
Granted	96,000	2.04
Exercised	(2,500)	0.69
Canceled	(89,634)	9.49

Options outstanding, end of period	3,551,165	$4.58

Options exercisable, end of period	2,138,180	$6.54

Shares available for future grant, end of period	3,413

     The weighted average remaining contractual term for options outstanding was 6.7 years and for options exercisable was 5.3 years at June 30, 2010.
     The total intrinsic value of stock options exercised during the three months ended June 30, 2010 was $4,000. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.18 as of June 30, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $1.1 million, and for options exercisable was $340,000 at June 30, 2010. The total number of in-the-money options exercisable as of June 30, 2010 and 2009 was 1.6 million and 674,000, respectively.
     As of June 30, 2010, total compensation cost related to non-vested stock options not yet recognized was $1.0 million, which is expected to be recognized over the next 1.5 years on a weighted-average basis.
     During each of the three month periods ended June 30, 2010 and 2009, the Company received zero cash from the exercise of stock options. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the three month periods ended June 30, 2010 or 2009.
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
     A summary of the Company’s restricted stock activity as of June 30, 2010 and of changes during the three months ended June 30, 2010 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	508,486	$1.47
Granted	22,500	2.09
Vested	—	—
Forfeited	(7,666)	1.68

Unvested, end of period	523,320	$1.50

     The weighted average remaining vesting period for restricted stock awards outstanding at June 30, 2010 was 1.1 years.
     No shares vested during either of the three month periods ended June 30, 2010 or 2009.
     As of June 30, 2010 total compensation cost related to non-vested restricted stock awards not yet recognized was $576,000, which amount is expected to be recognized over the next 1.4 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the three month periods ended June 30, 2010 or 2009.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three months ended June 30, 2010 and 2009 was calculated using the following assumptions:

	Three Months Ended
	June 30,
	2010	2009
Expected life (in years)	5.0	5.0
Expected volatility	73%	71%
Risk-free interest rate	2.60%	1.65-2.93%
Expected dividend yield	0.0%	0.0%

     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% and 5.40% during the three months ended June 30, 2010 and 2009, respectively.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three months ended June 30, 2010 and 2009 was $226,000 and $257,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 16 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during either of the three month periods ended June 30, 2010 or 2009.
Note 17 — Private Placement Warrants
     As of June 30, 2010 and March 31, 2010, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $5.00 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
Note 18 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	June 30,
	2010	2009
Numerator:
Net income from continuing operations	$203	$854
Income from discontinued operations, net of tax	895	3,307

Net income	$1,098	$4,161

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,367	36,237
Dilutive securities: Employee stock options and warrants	446	110

Denominator for diluted earnings per share—adjusted weighted-average shares	36,813	36,347

Basic earnings per common share:
Continuing operations	$0.01	$0.02
Discontinued operations	0.02	0.09

Net income	$0.03	$0.11

Diluted earnings per common share:
Continuing operations	$0.01	$0.02
Discontinued operations	0.02	0.09

Net income	$0.03	$0.11

     Approximately 2.8 million and 2.9 million stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, because the exercise prices of such stock options and the grant-date fair value of such restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants were also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2010 and 2009, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 19 Comprehensive Income
     Other comprehensive income (loss) pertains to net unrealized gains and losses on foreign exchange rate translation of the Company’s balance sheet pertaining to foreign operations. These net unrealized gains and losses are not included in net income but rather are recorded in accumulated other comprehensive loss within stockholders’ equity.
     Comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2010	June 30, 2009
Net income from continuing operations	$203	$854
Net unrealized gain (loss) on foreign exchange rate translation	(60)	—

Comprehensive income	$143	$854

     The changes in other comprehensive income (loss) are non-cash items.
     Accumulated other comprehensive loss balances, net of tax effects, were $60,000 and zero at June 30, 2010 and March 31, 2010, respectively.
Note 20 — Income Taxes
     The Company adopted the provisions ASC 740-10 related to uncertain tax positions on April 1, 2007. The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of April 1, 2010, interest accrued was approximately $147,000, which was net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $716,000. During the three months ended June 30, 2010 an additional $57,000 of UTB’s were accrued, which was net of $12,000 of deferred federal and state income tax benefits. As of June 30, 2010, interest accrued was $162,000 and total UTB’s, net of deferred federal and state income tax benefits, that would impact the effective tax rate if recognized, were $773,000.
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
     For the three months ended June 30, 2010 and 2009, the Company recorded income tax expense from continuing operations of $299,000 and $180,000, respectively. The effective income tax rate applied to continuing operations for the three months ended June 30, 2010 was 59.6%, compared to 17.4% for the three months ended June 30, 2009.
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
     As a result of the challenging market conditions and their continued impact on the Company’s future outlook, during the fiscal year ended March 31, 2010, management reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets have become unfavorable. Management considered the positive and negative evidence for the potential utilization of the net deferred tax asset and concluded that it was more likely than not that the Company would not realize the full amount of net deferred tax assets. Accordingly, at March 31, 2010, a valuation allowance of $9.7 million was recorded.

     As of June 30, 2010, the Company had a net deferred tax asset position, before valuation allowance, of $30.4 million and the Company continued to carry a $9.7 million valuation allowance against these deferred tax assets. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards of $7.7 million, which will begin to expire in fiscal 2029. The Company also had foreign tax credit carryforwards of $259,000 at June 30, 2010 which will begin to expire in 2016.
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed zero and $40,000 for this obligation during the three months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and March 31, 2010, outstanding accrued balances due under this arrangement were zero.
     The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which was to be forfeited in the event that he did not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust paid annually $1.3 million, plus interest at 8%, for three years. At March 31, 2010, outstanding accrued balances due under this arrangement were $1.3 million, which were paid in full during the first quarter of fiscal 2011.
Employment Agreement — FUNimation
     On May 27, 2010, the Company entered into a one-year new executive employment agreement with a key FUNimation employee in connection with his continued employment as President and Chief Executive Officer of FUNimation (“the FUNimation CEO”). The new agreement, which replaced a prior agreement entered into upon the acquisition of FUNimation, provides for a continuation of his current base salary and an annual bonus payment consistent with the Company’s Annual Management Incentive Plan. The FUNimation CEO was also granted a restricted stock unit award at the time of the agreement, with a right to receive 22,500 shares of the Company’s Common Stock which vests in three equal installments on November 3rd of 2010, 2011 and 2012. Under the agreement, the FUNimation CEO is also eligible for customary benefits that are provided to similarly-situated executives. Among other items, the agreement requires the FUNimation CEO to cooperate and participate in the Company’s efforts to market FUNimation for a potential sale. In the event that a transaction to sell FUNimation should occur during the term of the agreement, the FUNimation CEO will receive, in addition to any other compensation payable to him, a transaction success fee in an amount equal to the greater of (i) $250,000, and (ii) 5% of certain transaction proceeds. The Company has not accrued any expense related to this agreement as an accrual is not appropriate until a sale is certain.
Note 22 — Business Segments
     The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Inter-company sales are made at market prices. The Company’s corporate office maintains a majority of the Company’s cash and revolving line of credit under its cash management policy.
     Navarre operates two business segments: distribution and publishing.
     Through the distribution segment, the Company distributes computer software, home video, video games and accessories and provides fee-based third-party logistical services to North American retailers and their suppliers. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through the publishing segment the Company owns or licenses various computer software. The Company also publishes and sells anime content through FUNimation Productions, Ltd. (“FUNimation”). However, the results of operations and assets and liabilities of

FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2). The publishing segment packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company’s distribution segment.
     Financial information by reportable segment is included in the following summary (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2010
Net sales (1)	$96,686	$6,922	$(4,816)	$98,792
Income (loss) from operations	(9)	1,165	—	1,156
Income (loss) from continuing operations, before income tax (2)	(19)	1,311	(790)	502
Depreciation and amortization expense	809	82	—	891
Capital expenditures	276	53	—	329
Total assets (3)	104,355	30,014	(5,207)	129,162

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2009
Net sales (1)	$121,396	$6,797	$(4,777)	$123,416
Income from operations	364	780	—	1,144
Income from continuing operations, before income tax (2)	668	1,108	(742)	1,034
Depreciation and amortization expense	1,057	165	—	1,222
Capital expenditures	143	44	—	187
Total assets (3)	120,819	17,217	(6,476)	131,560

(1)	Excluded from publishing sales above, are net sales from discontinued operations for the three months ended June 30, 2010 and 2009 of $7.7 million and $10.9 million, respectively.

(2)	Eliminations represents the interest expense previously allocated to FUNimation, which in accordance with ASC 205-20, is not allowed to be allocated to discontinued operations.

(3)	Excluded from total publishing assets above, are $36.1 million and $41.1 million in assets of discontinued operations at June 30, 2010 and 2009, respectively.
     The following table provides net sales by product line for each business segment (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2010
Software	$83,947	$6,922	$(4,816)	$86,053
Home video	9,069	—	—	9,069
Video games	3,670	—	—	3,670

Consolidated	$96,686	$6,922	$(4,816)	$98,792

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2009
Software	$101,015	$6,661	$(5,041)	$102,635
Home video	11,455	136	264	11,855
Video games	8,926	—	—	8,926

Consolidated	$121,396	$6,797	$(4,777)	$123,416

Note 23 — Subsequent Events
     The Company evaluated its June 30, 2010 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a provider of logistical services and a distributor and publisher of physical and digital home entertainment and multimedia products, including computer software, home video, video games and accessories. Our business is divided into two business segments — distribution and publishing. We believe our established relationships throughout the supply chain, our broad product offering and our distribution facilities permit us to offer industry-leading home entertainment and multimedia products to our retail customers and to provide access to a retail channel for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout the United States and Canada.
     Through our distribution business, we distribute and provide fulfillment services in connection with a variety of finished goods that are provided by our vendors, which include computer software, home video, video games and accessories and by our publishing business. These vendors provide us with products which we, in turn, distribute to our retail customers. Our distribution business focuses on providing vendors and retailers with a range of value-added services including: vendor-managed inventory, Internet-based ordering, electronic data interchange services, fulfillment services and retailer-oriented marketing services.
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various computer software. Our publishing business packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business. Our publishing business currently consists of Encore, which publishes computer software.
     On May 17, 2010, Encore completed the acquisition of substantially all of the assets of Punch!, a leading provider of home and landscape architectural design and CAD software in the United States. The acquisition of Punch! is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. These results are included within Encore.
     We also publish anime content through FUNimation Productions, Ltd. (“FUNimation”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2).
     In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Executive Summary
Continuing Operations
     Consolidated net sales from continuing operations for the first quarter of fiscal 2011 decreased 20.0% to $98.8 million compared to $123.4 million for the first quarter of fiscal 2010. This decrease in net sales was due to the shifting of restocking activity by retailers to the fourth quarter of fiscal 2010, which had been expected to occur during the first quarter fiscal 2011, discontinuation of certain low margin software and low margin video game product sales, a move to fee-based value-added services and the weak retail market and poor overall economic conditions.
     Our gross profit from continuing operations decreased to $14.5 million or 14.7% of net sales in the first quarter of fiscal 2011 compared to $15.0 million or 12.1% of net sales for the same period in fiscal 2010. The $486,000 decrease in gross profit was due principally to decreased sales volume in the first quarter of fiscal 2011, offset by the departure of low margin vendors and sales of new higher margin architectural design products and higher margin sales sold directly to end consumers.
     Gross profit margin percent increased to 14.7% in the first quarter of fiscal 2011 from 12.1% for the same period in fiscal 2010, a total increase of 2.6%. The increase in gross profit margin percent was due principally to a more beneficial product sales mix, which included the departure of low margin vendors, sales of new higher margin architectural design products and higher margin sales sold directly to end consumers and an increase in fee-based value-added services during the first quarter of fiscal 2011.
     Total operating expenses from continuing operations for the first quarter of fiscal 2011 were $13.3 million or 13.4% of net sales, compared to $13.8 million or 11.2% of net sales in the same period for fiscal 2010. The $498,000 decrease was primarily a result of

$1.3 million performance-based compensation expense recorded during the first quarter of fiscal 2010 compared to zero during the first quarter of fiscal 2011. These expense reductions were partially offset by an $816,000 increase in selling and marketing expenses for fiscal 2011 related to new sales resources in Canada to support the new Canadian distribution facility and related to the Punch! acquisition.
     Net income from continuing operations for the first quarter of fiscal 2011 was $203,000 or $0.01 per diluted share compared to $854,000 or $0.02 per diluted share for the same period last year.
     Discontinued Operations
     On May 27, 2010, we announced that we engaged a third party to provide assistance in the structuring and negotiating of a potential transaction for the sale of FUNimation. We have committed to a plan to sell FUNimation, are actively locating a buyer and believe that the sale of the business is probable, although there can be no assurances on when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     Net sales from discontinued operations for the three months ended June 30, 2010 and 2009 were $7.7 million and $10.9 million, respectively. FUNimation benefitted from a strong release schedule of Dragonball Z titles during the first quarter of the prior year.
     Net income from discontinued operations for the first quarter of fiscal 2011 was $895,000 or $0.02 per diluted share compared to $3.3 million or $0.09 per diluted share for the same period last year.
Working Capital and Debt
     Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the credit facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the credit facility. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank, and therefore a corresponding advance on our revolving line of credit has not yet occurred. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact to the reported financial statements.
     In March 2007, we amended and restated our $65.0 million revolving credit facility with General Electric Corporation (the “GE Facility”) and amended the GE Facility again on February 5, 2009. The GE Facility called for monthly interest payments at the index rate plus 5.75%, or LIBOR plus 4.75% and was subject to certain borrowing base requirements. The GE Facility was available for working capital and general corporate needs and was secured by a first priority security interest in all of the our assets, as well as the capital stock of our subsidiary companies. The GE Facility was paid off on November 12, 2009 in connection with the new credit facility, as described below.
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
     At June 30, 2010 and March 31, 2010 we had $19.7 million and $6.6 million, respectively, outstanding on the Credit Facility and, based on the facility’s borrowing base and other requirements, we had excess availability of $13.5 million and $38.4 million, respectively. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At June 30, 2010, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.

     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.7% at June 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been and continue to be payable monthly.
Forward-Looking Statements / Risk Factors
     We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, including this Report on Form 10-Q, news releases, written or oral presentations made by officers or other representatives to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statement will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based on assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; some revenues are dependent on consumer preferences and demand; a deterioration in businesses of significant customers, due to weak economic conditions, or otherwise could harm the Company’s business; growth of non-U.S. sales and operations could increasingly subject the Company to additional risk that could harm the Company’s business; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could affect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; impairment in the carrying value of the Company’s assets could negatively affect consolidated results of operations; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in publishing and distribution, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; future acquisitions could result in potentially unsuccessful integration of acquired companies; future divestitures of sold businesses could materially and adversely affect the Company’s financial condition and operating results; future acquisitions or divestitures could disrupt business; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreement limits operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make the

Company’s securities undesirable; the Company may fail to meet the Nasdaq Global Market requirements and therefore its common stock could be delisted; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2010 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended
	June 30,
	(Unaudited)
(In thousands)	2010	2009
Net sales:
Distribution	$96,686	$121,396
Publishing	6,922	6,797

Net sales before inter-company eliminations	103,608	128,193
Inter-company sales	(4,816)	(4,777)

Net sales as reported	$98,792	$123,416

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended
	June 30,
	(Unaudited)
	2010	2009
Net sales:
Distribution	97.9%	98.4%
Publishing	7.0	5.5
Inter-company sales	(4.9)	(3.9)

Total net sales	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	85.3	87.9

Gross profit	14.7	12.1

Operating expenses:
Selling and marketing	4.9	3.3
Distribution and warehousing	2.5	1.7
General and administrative	5.1	5.2
Depreciation and amortization	0.9	1.0

Total operating expenses	13.4	11.2

Income from operations	1.3	0.9
Interest expense	(0.4)	(0.5)
Other income (expense), net	(0.3)	0.4

Income from continuing operations — before taxes	0.6	0.8
Income tax expense	(0.3)	(0.1)

Net income from continuing operations	0.3	0.7
Discontinued operations:
Income from discontinued operations, net of tax	0.9	2.7

Net income	1.2%	3.4%

Distribution Segment
     The distribution segment distributes computer software, home video, video games and accessories and provides value-added services to third-party publishers.
Fiscal 2011 First Quarter Results from Continuing Operations Compared To Fiscal 2010 First Quarter
Net Sales (before inter-company eliminations)
     Net sales for the distribution segment were $96.7 million for the first quarter of fiscal 2011 compared to $121.4 million for the first quarter of fiscal 2010, a decrease of $24.7 million or 20.4%. Net sales decreased $17.1 million in the software product group to $83.9 million during the first quarter of fiscal 2011 from $101.0 million for the same period last year due to a shifting of restocking activity by retailers in the fourth quarter of fiscal 2010, which had been expected to occur in the first quarter of fiscal 2011, the departure of a low margin vendor (which accounted for an additional $10.7 million of sales in the first quarter of fiscal 2010) and a move to fee-based value-added services. These decreases in net sales were partially offset by increased sales to current customers by providing additional product offerings. Home video net sales decreased $2.4 million to $9.1 million in the first quarter of fiscal 2011 from $11.5 million in first quarter of fiscal 2010, due primarily to a stronger release schedule in first quarter of fiscal 2010. Video games net sales decreased $5.2 million to $3.7 million in the first quarter of fiscal 2011 from $8.9 million for the same period last year, due to the departure of a low margin vendor (which accounted for an additional $4.4 million of sales in first quarter of fiscal 2010). We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $10.5 million or 10.9% of net sales for the first quarter of fiscal 2011 compared to $11.7 million or 9.7% of net sales for first quarter of fiscal 2010. The $1.2 million decrease in gross profit was primarily due to the sales volume decrease offset by a higher margin sales mix. The 1.2% increase in gross profit margin was primarily due to increased sales of higher margin software products, an increase in fee-based value-added services and the departure of low margin vendors. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $10.5 million or 10.9% of net sales for the first quarter of fiscal 2011 compared to $11.4 million or 9.4% of net sales for the first quarter of fiscal 2010. Overall expenses for general and administrative and depreciation and amortization expenses decreased, which were partially offset by the increased selling and marketing and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment increased $226,000 to $3.3 million or 3.4% of net sales for the first quarter of fiscal 2011 compared to $3.1 million or 2.5% of net sales for the first quarter of fiscal 2010 primarily due to the addition of new sales resources in Canada to support the new Canadian distribution facility.
     Distribution and warehousing expenses for the distribution segment increased $396,000 to $2.5 million or 2.6% of net sales for the first quarter of fiscal 2011 compared to $2.1 million or 1.7% of net sales for the first quarter of fiscal 2010. The increase was primarily a result of costs incurred in connection with the opening of the new Canadian distribution facility.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $4.0 million or 4.1% of net sales for the first quarter of fiscal 2011 compared to $5.2 million or 4.3% of net sales for the first quarter of fiscal 2010. The $1.2 million decrease in the first quarter of fiscal 2011 was primarily a result of $1.0 million performance-based compensation expense recorded during the first quarter of fiscal 2010 compared to zero during the first quarter of fiscal 2011.
     Depreciation and amortization expense for the distribution segment was $809,000 for the first quarter of fiscal 2011 compared to $1.0 million for the first quarter of fiscal 2010. The $248,000 decrease was primarily due to certain assets becoming fully depreciated.
Operating Income (Loss)
     Net operating loss from continuing operations for the distribution segment was $9,000 for the first quarter of fiscal 2011 compared to net operating income of $364,000 for the first quarter of fiscal 2010.
Publishing Segment
     The publishing segment includes Encore, which also includes the sales and expenses of Punch! products.
     The Company also publishes and sells anime content through FUNimation Productions, Ltd. (“FUNimation”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2).
     In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Fiscal 2011 First Quarter Results from Continuing Operations Compared To Fiscal 2010 First Quarter
Net Sales (before inter-company eliminations)
     Net sales for the publishing segment were $6.9 million for the first quarter of fiscal 2011 compared to $6.8 million for the first quarter of fiscal 2010. The $125,000 or 1.8% increase in net sales was primarily due to increased sales sold directly to end consumers and additional sales generated from new architectural design products, offset by a decline in the retail sales of existing products. We believe sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.

Gross Profit
     Gross profit for the publishing segment was $4.0 million or 57.1% of net sales for the first quarter of fiscal 2011 compared to $3.2 million or 47.4% of net sales for the first quarter of fiscal 2010. The $729,000 increase in gross profit and 9.7% increase in gross profit margin was a result of increased sales of new higher margin architectural design products and higher margin sales sold directly to end consumers. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses increased $344,000 for the publishing segment to $2.8 million or 40.3% of net sales for the first quarter of fiscal 2011, from $2.4 million or 35.9% of net sales for the first quarter of fiscal 2010. Overall selling and marketing expenses increased, but were partially offset by decreases in general and administrative and depreciation and amortization expenses.
     Selling and marketing expenses for the publishing segment were $1.6 million or 23.2% of net sales for the first quarter of fiscal 2011 compared to $1.0 million or 14.9% of net sales for the first quarter of fiscal 2010. The $590,000 increase was primarily due to the addition of sales personnel related to the Punch! acquisition and the timing of advertising expenses.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $1.1 million or 15.9% of net sales for the first quarter of fiscal 2011 compared to $1.3 million or 18.6% of net sales for the first quarter of fiscal 2010. The $163,000 decrease was primarily due to $327,000 of performance-based compensation expense recorded during the first quarter of fiscal 2010 compared to zero recorded during the first quarter of fiscal 2011, offset by additional professional fees related to the Punch! acquisition.
     Depreciation and amortization expense for the publishing segment was $82,000 for the first quarter of fiscal 2011 compared to $165,000 for the first quarter of fiscal 2010. The $83,000 decrease in amortization expense was associated with the final write-off of uncollectable masters during the first quarter of fiscal 2010.
Operating Income
     The publishing segment had net operating income from continuing operations of $1.2 million for the first quarter of fiscal 2011 compared to $780,000 for the first quarter of fiscal 2010.
Consolidated Other Income and Expense
     Interest expense was $396,000 for first quarter of fiscal 2011 compared to $568,000 for first quarter of fiscal 2010. The decrease in interest expense for the first quarter of fiscal 2010 was a result of a reduction in debt from the first quarter of fiscal 2010.
     Interest income, which primarily relates to interest on available cash balances, was $1,000 for the first quarter of fiscal 2011 compared to $7,000 for the same period last year.
     Other income (expense), net, for the three months ended June 30, 2010 was net expense of $259,000, which amount consisted of foreign exchange loss. Other income (expense), net, for the three months ended June 30, 2009 was net income of $451,000, which amount consisted of foreign exchange gain.
Consolidated Income Tax Expense from Continuing Operations
     We recorded a consolidated income tax expense of $299,000 for the first quarter of fiscal 2011 or an effective tax rate of 59.6% compared to $180,000 or an effective tax rate of 17.4% for first quarter of fiscal 2010. The increase in our effective tax rate was primarily due to the impact of discrete items recorded in the first quarter of fiscal 2011. Our state rate has been adjusted for additional state filings due to the Punch! acquisition and changes to state apportionment rules. Additionally, an increase in the reserve for uncertain tax positions that we recorded in the first quarter of fiscal 2011 resulted in the higher impact on the effective tax rate due to lower pretax income from continuing operations in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During fiscal 2009, we recorded a valuation allowance against the deferred tax assets of $21.4 million, which represented the amount of temporary differences we do not anticipate recognizing with future projected income, or by net operating loss carrybacks. During fiscal 2010, we released $11.7 million of the valuation allowance against these deferred tax assets, thus reducing the valuation allowance to $9.7 million.
     We adopted the provisions of ASC 740-10 on April 1, 2007. We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of April 1, 2010, interest accrued was approximately $147,000 which was net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $716,000. During the three months ended June 30, 2010, an additional $57,000 of UTB’s were accrued, which was net of $12,000 of deferred federal and state income tax benefits. As of June 30, 2010, interest accrued was $162,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $773,000.
Consolidated Net Income from Continuing Operations
     We recorded net income from continuing operations of $203,000 for the first quarter of fiscal 2011 compared to net income from continuing operations of $854,000 for the first quarter of fiscal 2010.
Discontinued Operations
     On May 27, 2010, we announced that we engaged a third party to assist in the structuring and negotiating of a potential transaction for the sale of FUNimation. We have committed to a plan to sell FUNimation, are actively locating a buyer and believe that the sale of the business is probable, although there can be no assurances on when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations.
     Discontinued operations recorded net income of $895,000, net of tax, for the first quarter of fiscal 2011 compared to net income of $3.3 million, net of tax for the first quarter of fiscal 2010. FUNimation benefitted from a strong release schedule of Dragonball Z titles during the first quarter of the prior year.
Consolidated Net Income
     For the first quarter of fiscal 2011, we recorded net income of $1.1 million compared to $4.2 million for the same period last year.
Market Risk
     As of June 30, 2010 we had $19.7 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, a 100-basis point change in LIBOR or index rate would cause our annual interest expense to change by $197,000.
     We have a limited number of customers in Canada, where the sales and purchasing activity results in receivables and accounts payables denominated in Canadian dollars. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. These gains and/or losses are reported as a separate component within other income and expense. During the three months ended June 30, 2010 we had foreign exchange loss of $259,000 compared to foreign exchange gain of $451,000 during the three months ended June 30, 2009.
     Additionally, during the first quarter of fiscal 2011 we began to distribute product out of a warehouse facility located in Toronto, Canada. Sales generated from this facility and the related assets and liabilities are denominated in Canadian currency which are translated into the U.S. dollar on the last day of each month. These unrealized gains and/or losses were excluded from income and are reported as a separate component of shareholders’ equity until realized. At June 30, 2010 we had foreign translation loss of $60,000 compared to zero at March 31, 2010.
     Though the changes in the exchange rate are out of our control, we periodically monitor the Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.

Seasonality and Inflation
     Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a supplier of products ultimately sold to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic conditions during this period could continue to negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for the first three months of fiscal 2011 was $1.4 million and cash provided by operating activities was $2.9 million for the same period last year.
     The net cash used in operating activities for the first three months of fiscal 2011 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $891,000, amortization of debt acquisition costs of $149,000, amortization of software development costs of $101,000, share-based compensation of $226,000, a decrease in deferred income taxes of $708,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2011: accounts receivable decreased $18.6 million, resulting from decreased sales; inventories increased $2.9 million, primarily reflecting $722,000 worth of inventory acquired with Punch! and additional inventory related to the opening of our Canadian warehouse facility; prepaid expenses increased $1.0 million, primarily resulting from prepaid royalty advances; income taxes receivable decreased $94,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $13.2 million, primarily as a result of decreased sales and purchases; and accrued expenses decreased $5.3 million, primarily as a result of the payment of performance-based cash compensation accrual.
     The net cash provided by operating activities in the first three months of fiscal 2010 of $2.9 million was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $1.2 million, amortization of debt acquisition costs of $109,000, share-based compensation of $257,000, a decrease in deferred income taxes of $1.9 million, a decrease in deferred compensation of $198,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $8.7 million for the first three months of fiscal 2011 and $611,000 for the same period last year.
     The acquisition of Punch! totaled $8.1 million in the first three months of fiscal 2011. The acquisition of software development totaled $248,000 and $426,000 for the first three months of fiscal 2011 and 2010, respectively.
     The acquisition of property and equipment totaled $329,000 and $187,000 in the first three months of fiscal 2011 and 2010, respectively. Purchases of property and equipment in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian warehouse facility. Purchases of property and equipment in fiscal 2010 consisted primarily of computer equipment.
Financing Activities
     Cash flows provided by financing activities totaled $9.5 million for the first three months of fiscal 2011 and cash flows used in financing activities totaled $1.2 million for the first three months of fiscal 2010.
     We had proceeds from the revolving line of credit of $59.0 million, repayments of the revolving line of credit of $45.9 million, payment of deferred compensation of $1.3 million and a decrease in checks written in excess of cash balances of $2.3 million for the first three months of fiscal 2011.
     We had proceeds from the revolving line of credit of $68.1 million, repayments of the revolving line of credit of $69.0 million, increased debt acquisition costs of $100,000 and a decrease in checks written in excess of cash balances of $144,000 for the first three months of fiscal 2010.

Capital Resources
     In March 2007, we amended and restated our $65.0 million revolving credit facility with General Electric Corporation (the “GE Facility”) and amended the GE Facility again on February 5, 2009. The GE Facility called for monthly interest payments at the index rate plus 5.75%, or LIBOR plus 4.75% and was subject to certain borrowing base requirements. The GE Facility was available for working capital and general corporate needs and was secured by a first priority security interest in all of the our assets, as well as the capital stock of our subsidiary companies. The GE Facility was paid off on November 12, 2009 in connection with the new credit facility, as described below.
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 4.0%, or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At June 30, 2010 we had $19.7 million outstanding and based on the facility’s borrowing base and other requirements, we had excess availability of $13.5 million.
     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.7% at June 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and licenses and a borrowing base availability requirement. At June 30, 2010, we were in compliance with all covenants under the revolving facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.
Liquidity
     We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors requires usage of our revolving credit facility in order to fund our working capital needs. We have a cash sweep arrangement with our lender, whereby, daily, all cash receipts from our customers reduce borrowings outstanding under the Credit Facility. Additionally, all payments to our vendors that are presented by the vendor to our bank for payment increase borrowings outstanding under the Credit Facility. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank, and therefore a corresponding advance on our revolving line of credit has not yet occurred. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. We have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content and develop software for established products; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) asset or company acquisitions. During the first three months of fiscal 2011, we invested approximately $8.1 million related to the Punch! acquisition. Additionally, we invested approximately $1.1 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
     Our $65.0 million Credit Facility is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of June 30, 2010, we had $19.7 million outstanding and excess availability of $13.5 million, based on the terms of the agreement. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.

     We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next 12 months, absent significant acquisitions. Additionally, with respect to long term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing
Contractual Obligations
     The following table presents information regarding contractual obligations as of June 30, 2010 by fiscal year (in thousands).

		Less			More
		than 1	1 – 3	3 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases	$19,518	$1,765	$4,951	$4,292	$8,510
Capital leases	131	44	87	—	—
Contingent payment — acquisition	948	—	948	—	—
Note payable — acquisition	1,100	—	1,100	—	—
License and distribution agreement	3,148	933	2,055	160	—

Total	$24,845	$2,742	$9,141	$4,452	$8,510

     We have excluded liabilities resulting from uncertain tax positions of $1.3 million from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings disclosed in Note 12 to the Company’s consolidated financial statements included herein.
Item 1A. Risk Factors
     We have committed to a plan to sell FUNimation, are actively locating a buyer and believe that the sale of the business is probable. However, there can be no assurances on when or if this process will result in the consummation of a transaction, or that such transaction will provide a purchase price equivalent to the full current carrying value of FUNimation’s assets.
     Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no other material changes from the risk factors previously disclosed in our Annual Report of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved).
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

Navarre Corporation (Registrant)
Date: August 16, 2010	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	/s/ J. Reid Porter
J. Reid Porter
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)