Form 10-Q
period 2010-09-30
NAVARRE CORP /MN/
filed 2010-11-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 8, 2010
Common Stock, No Par Value	36,440,550 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Note)
Assets:
Current assets:
Marketable securities	$—	$2
Accounts receivable, less allowances of $9,155 and $8,913, respectively	57,739	61,880
Inventories	27,694	21,164
Prepaid expenses and other current assets	13,800	13,511
Income tax receivable	—	94
Deferred tax assets — current, net	6,624	7,603
Current assets of discontinued operations	8,748	6,071

Total current assets	114,605	110,325
Property and equipment, net of accumulated depreciation of $21,260 and $19,556, respectively	10,548	11,790
Software development costs, net of accumulated amortization of $543 and $324, respectively	1,964	1,723
Other assets:
Intangible assets, net of accumulated amortization of $217 and $38, respectively	2,640	32
Goodwill	5,719	—
Deferred tax assets — non-current, net	12,553	13,808
Other assets	4,021	4,491
Non-current assets of discontinued operations	29,907	29,434

Total assets	$181,957	$171,603

Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$14,428	$6,634
Accounts payable	74,512	79,968
Checks written in excess of cash balances	8,757	4,816
Deferred compensation	—	1,333
Accrued expenses	6,063	10,977
Contingent payment obligation short-term — acquisition (Note 3)	526	—
Note payable — acquisition (Note 3)	1,002	—
Other liabilities — short-term	292	51
Current liabilities of discontinued operations	8,914	5,760

Total current liabilities	114,494	109,539
Long-term liabilities:
Contingent payment obligation long-term — acquisition (Note 3)	422	—
Other liabilities — long-term	1,428	1,303

Total liabilities	116,344	110,842
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,382,835 at September 30, 2010 and 36,366,668 at March 31, 2010	162,503	162,015
Accumulated deficit	(97,019)	(101,254)
Accumulated other comprehensive income	129	—

Total shareholders’ equity	65,613	60,761

Total liabilities and shareholders’ equity	$181,957	$171,603

Note: The balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$120,476	$113,491	$219,268	$236,907
Cost of sales (exclusive of depreciation and amortization)	103,216	96,748	187,531	205,201

Gross profit	17,260	16,743	31,737	31,706
Operating expenses:
Selling and marketing	5,277	4,462	10,161	8,530
Distribution and warehousing	2,686	2,435	5,158	4,511
General and administrative	5,149	5,818	10,223	12,271
Depreciation and amortization	991	1,027	1,882	2,249

Total operating expenses	14,103	13,742	27,424	27,561

Income from operations	3,157	3,001	4,313	4,145
Other income (expense):
Interest income (expense), net	(456)	(482)	(851)	(1,043)
Other income (expense), net	(172)	364	(431)	815

Income from continuing operations before income tax	2,529	2,883	3,031	3,917
Income tax expense	(1,072)	(1,038)	(1,371)	(1,218)

Net income from continuing operations	1,457	1,845	1,660	2,699
Discontinued operations:
Income from discontinued operations, net of tax	1,680	435	2,575	3,742

Net income	$3,137	$2,280	$4,235	$6,441

Basic earnings per common share:
Continued operations	0.04	0.05	0.05	0.08
Discontinued operations	0.05	0.01	0.07	0.10

Net income	$0.09	$0.06	$0.12	$0.18

Diluted earnings per common share:
Continued operations	0.04	0.05	0.04	0.08
Discontinued operations	0.05	0.01	0.07	0.10

Net income	$0.09	$0.06	$0.11	$0.18

Weighted average shares outstanding:
Basic	36,376	36,237	36,371	36,237
Diluted	36,995	36,650	36,886	36,530
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$4,235	$6,441
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	(2,575)	(3,742)
Depreciation and amortization	1,882	2,249
Amortization of debt acquisition costs	298	217
Amortization of software development costs	219	21
Share-based compensation expense	468	529
Deferred income taxes	2,234	3,116
Deferred compensation expense	—	(400)
Other	218	87
Changes in operating assets and liabilities:
Accounts receivable	5,344	6,704
Inventories	(5,658)	(4,740)
Prepaid expenses	(194)	(41)
Income taxes receivable	94	4,541
Other assets	(43)	304
Accounts payable	(5,973)	(17,122)
Income taxes payable	392	150
Accrued expenses	(4,982)	1,809

Net cash (used in) provided by operating activities	(4,041)	123
Investing activities:
Cash paid for acquisition	(8,090)	—
Purchases of property and equipment	(435)	(361)
Investment in software development	(460)	(958)
Proceeds from sale of intangible assets	—	20

Net cash used in investing activities	(8,985)	(1,299)
Financing activities:
Proceeds from revolving line of credit	99,685	112,004
Payments on revolving line of credit	(91,891)	(116,221)
Payment of deferred compensation	(1,333)	—
Checks written in excess of cash balances	3,991	4,386
Debt acquisition costs	—	(246)
Other	(5)	(34)

Net cash provided by (used in) financing activities	10,447	(111)

Net cash used in continuing operations	(2,579)	(1,287)
Discontinued operations:
Net cash provided by operating activities	2,776	1,377
Net cash used in investing activities	(191)	(85)
Net cash used in financing activities	(6)	(5)

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental cash flow information:
Cash paid for (received from):
Interest	$863	$1,017
Income taxes, net of refunds	40	(4,394)
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”) is a distributor, provider of complete logistics solutions and publisher of computer software. The Company operates through two business segments — distribution and publishing.
     Through the distribution segment, the Company distributes computer software, home video, video games, and consumer electronics and peripherals and provides fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.
     Through the publishing segment, the Company owns or licenses various widely-known computer software brands through Encore Software, Inc. (“Encore”). In addition to retail publishing, Encore also sells directly to consumers through its websites.
     The Company also publishes and sells anime content through FUNimation Productions, Ltd. (“FUNimation”). During the first quarter of fiscal 2011, the Company announced the engagement of a third party to assist in structuring and negotiating a potential sale of FUNimation. The Company has committed to a plan to sell FUNimation, is actively locating a buyer and believes that the sale of the business is probable, although there can be no assurances regarding when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and the Company’s consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see further disclosure in Note 2).
     The Company’s publishing segment also formerly published budget home video through BCI Eclipse Company, LLC (“BCI”), which began winding down its licensing operations related to budget home video during fiscal 2009. The wind-down was completed during the fourth quarter of fiscal 2010.
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
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services. Service revenues represented less than 10% of total net sales for the three and six month periods ended September 30, 2010 and 2009. The Company permits its customers to return products under certain conditions. The Company records a reserve for sales returns and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
Note 2 — Discontinued Operations
     On May 27, 2010, the Company announced the engagement of a third party to assist in structuring and negotiating a potential sale of FUNimation. Additionally, the Company recently announced that it is currently soliciting and evaluating indications of interest from potential purchasers in connection with the FUNimation sale process and hopes to be able to identify a buyer and move forward with a potential sale transaction before the calendar year end. FUNimation was acquired on May 11, 2005 and operated as part of the Company’s publishing business segment. The Company has committed to a plan to sell FUNimation, is actively locating a buyer and believes that the sale of the business is probable, although there can be no assurance regarding when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     The Company has elected to allocate a portion of the consolidated interest expense related to the revolving line of credit, based on a percentage of its assets, to the discontinued operations. The Company expects to use the proceeds received upon the sale of FUNimation to reduce the Company’s revolving line of credit. The effect of suspending depreciation and amortization since the reclassification of the results of operations and assets and liabilities of FUNimation to discontinued operations was $250,000, which amount would have increased operating expenses and reduced operating and net income for both the three and six months ended September 30, 2010 provided these expenses not been suspended. The Company presently expects that it will continue to distribute FUNimation’s product in periods subsequent to any sale.
     The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. The summary of operating results from discontinued operations for the three and six months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$9,008	$8,921	$16,709	$19,810
Interest expense	122	119	219	270
Net income from discontinued operations, before income taxes	2,637	687	4,059	5,908
Income tax expense	(957)	(252)	(1,484)	(2,166)

Net income from discontinued operations, net of taxes	$1,680	$435	$2,575	$3,742

     The major classes of assets and liabilities of discontinued operations as of September 30, 2010 and March 31, 2010 were as follows (in thousands):

	September 30,	March 31,
	2010	2010
Accounts receivable, net	$3,504	$747
Inventory	5,177	5,108
Prepaid expenses and other current assets	67	216

Current assets of discontinued operations	8,748	6,071
Property and equipment, net of accumulated depreciation	1,568	1,516
Intangible assets, net of amortization	1,365	1,469
License fees, net of amortization	16,224	16,565
Production costs, net of amortization	10,682	9,814
Other assets	68	70

Total assets of discontinued operations	$38,655	$35,505

Accounts payable	$3,938	$2,483
Accrued expenses and other	4,976	3,277

Current liabilities of discontinued operations	$8,914	$5,760

Note 3 — Acquisition
Punch! Software, LLC
     On May 17, 2010, the Company completed the acquisition of substantially all of the assets of Punch! Software, LLC, (“Punch!”) a leading provider of home and landscape architectural design and CAD software in the United States. Total consideration included; $8.1 million in cash at closing, a $1.1 million note payable on the first anniversary of the closing with interest at a rate of 0.67% per annum, plus up to two performance payments (contingent consideration) of up to $1.25 million each (undiscounted), based on the Company achieving minimum net sales of $8.0 million in connection with the acquired assets. If earned, these payments are payable on the first and second anniversary of the closing date. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (i.e., Level 3 inputs). Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. The purchase price could be increased or decreased on a post-closing basis depending upon, among other items, a further review of the amount of net working capital delivered to the Company by Punch! on the closing date. During the second quarter of fiscal 2011, the purchase price was reduced by $98,000 based on the working capital review, bringing the balance of the Company’s note payable to $1.0 million as of September 30, 2010.
     The acquisition of Punch! is a continuation of the Company’s strategy for growth by expanding content ownership and gross margin enhancement. Preliminary goodwill of $5.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Punch!. All goodwill was assigned to the Company’s publishing segment. All of the goodwill recognized is expected to be deductible for income tax purposes over a 15 year tax amortization period. This transaction does not qualify as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business will not be filed. Operating results are included within the publishing business.
     The purchase price is being allocated based on estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands).

Consideration:
Cash	$8,090
Note payable	1,002
Contingent payment obligation — short-term	526
Contingent payment obligation — long-term	422

Fair value of total consideration transferred	$10,040

Preliminarily, the Punch! purchase price will be allocated as follows:
Accounts receivable	$1,152
Inventory	815
Prepaid expenses	94
Property and equipment	18
Purchased intangibles	2,787
Goodwill	5,719
Accounts payable	(479)
Accrued expenses	(66)

$10,040

     Net sales of Punch! included in the Consolidated Statements of Operations for the three and six months ended September 30, 2010 were $1.9 million and $2.7 million, respectively. Although the Company has made reasonable efforts to calculate the precise impact that the Punch! acquisition has had on the Company’s net income for these periods, the Company has deemed it impracticable to determine such amounts.
     Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statements of Operations) for the three and six months ended September 30, 2010 were zero and $185,000, respectively.
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
     Marketable securities consisted of a money market fund at March 31, 2010. The account was liquidated during the first quarter of fiscal 2011 in conjunction with the final deferred compensation payment and there are no unrealized holding gains or losses (see further disclosure in Note 21).
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
Note 5 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Trade receivables	$64,298	$68,463
Vendor receivables	2,289	1,802
Other receivables	307	528

	66,894	70,793
Less: allowance for doubtful accounts and sales discounts	3,563	4,100
Less: allowance for sales returns, net margin impact	5,592	4,813

Total	$57,739	$61,880

Note 6 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Finished products	$22,682	$18,180
Consigned inventory	2,994	1,619
Raw materials	2,018	1,365

Total	$27,694	$21,164

     Consigned inventory represents the Company’s finished goods inventory at customers’ locations, where revenue recognition criteria have not been met.
Note 7 — Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Prepaid royalties	$12,874	$12,241
Other	926	1,270

Total	$13,800	$13,511

Note 8 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Furniture and fixtures	$1,159	$1,140
Computer and office equipment	18,640	17,500
Warehouse equipment	10,068	10,049
Leasehold improvements	1,941	1,898
Construction in progress	—	759

Total	31,808	31,346
Less: accumulated depreciation and amortization	21,260	19,556

Net property and equipment	$10,548	$11,790

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

	September 30,	March 31,
	2010	2010
Software development costs	$2,507	$2,047
Less: accumulated amortization	543	324

Net software development costs	$1,964	$1,723

     Amortization expense was $118,000 and $219,000 for the three and six months ended September 30, 2010, respectively and $21,000 for both the three and six months ended September 30, 2009.
Note 10 — Goodwill and Intangible Assets
Goodwill
     The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company’s publishing segment had a goodwill balance of $5.7 million and zero as of September 30, 2010 and March 31, 2010, respectively. The Company has no goodwill associated with its distribution segment.
     The Company reviews goodwill and indefinite lived intangible assets for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value.
Intangible assets
     Other identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and are valued as follows (in thousands):

	As of September 30, 2010
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology *	$1,940	$149	$1,791
Customer relationships *	80	4	76
Customer list *	167	20	147
Domain name	70	44	26
Trademarks (not amortized) *	600	—	600

	$2,857	$217	$2,640

*	Intangible assets acquired as part of the Punch! acquisition (see further disclosure in Note 3).

	As of March 31, 2010
	Gross carrying	Accumulated
	amount	amortization	Net
Domain name	$70	$38	$32

     Aggregate amortization expense for the three and six months ended September 30, 2010 was $132,000 and $178,000, respectively Aggregate amortization expense for the three and six months ended September 30, 2009 was ($15,000) and $86,000, respectively (which included an amortization credit of $18,000 and expense of $80,000, respectively due to the write-off of masters). The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2011	$265
2012	526
2013	484
2014	386
Thereafter	379
Debt issuance costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Debt issuance costs	$1,790	$1,790
Less: accumulated amortization	547	249

Net debt issuance costs	$1,243	$1,541

     Amortization expense of $149,000 and $298,000 for the three and six months ended September 30, 2010, respectively and $108,000 and $217,000 for the three and six months ended September 30, 2009, respectively, is included in interest expense in the accompanying Consolidated Statements of Operations.
Note 11 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2010	2010
Compensation and benefits	$1,817	$6,527
Royalties	121	614
Rebates	1,094	1,252
Rent	930	862
Deferred revenue	10	—
Interest	114	205
Other	1,977	1,517

Total	$6,063	$10,977

Note 12 — Commitments and Contingencies
Contingent payment – Punch! acquisition
     The Company accrued a $1.0 million note payable related to a deferred payment due on the first anniversary of the Punch! acquisition closing, plus interest at a rate of 0.67% per annum. Additionally, the Company may be obligated to make two contingent performance payments of up to $1.25 million each (undiscounted), based on the Company achieving minimum net sales of $8.0 million in connection with the acquired assets. If earned, these payments are payable on the first and second anniversary of the closing date. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (i.e. Level 3 inputs). Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. (see Note 3 for further details on the acquisition).
Leases
     The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 1 to 15 years. The leases require payment of real estate taxes and operating costs in addition to rent. Total rent expense was $613,000 and $1.2 million for the three and six months ended September 30, 2010, respectively and $583,000 and $1.2 million for the three and six months ended September 30, 2009, respectively.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of September 30, 2010 (in thousands):

Remainder of fiscal 2011	$1,224
2012	2,444
2013	2,440
2014	2,072
2015	2,035
Thereafter	6,183

$16,398

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
SEC Investigation
     On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information. This information request, and others received since that date, relate to information regarding the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies and revenue recognition practices. The Company has cooperated fully with the SEC’s requests in connection with this formal, non-public investigation.
Note 13 — Capital Leases
     The Company leases certain equipment under noncancelable capital leases. At September 30, 2010 and March 31, 2010, leased capital assets included in property and equipment were as follows (in thousands):

	September 30, 2010	March 31, 2010
Computer and office equipment	$297	$298
Less: accumulated amortization	197	172

Property and equipment, net	$100	$126

     Amortization expense for the three and six months ended September 30, 2010 was $13,000 and $25,000, respectively, and $14,000 and $27,000, respectively, for the three and six months ended September 30, 2009. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2011	$30
2012	58
2013	28

Total minimum lease payments	$116
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	9

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $52 and $55, respectively	$107

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
     At September 30, 2010 and March 31, 2010 the Company had $14.4 million and $6.6 million, respectively, outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $29.2 million and $38.4 million, respectively.
     In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.5% at September 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been, and continue to be, payable monthly.
     Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and licenses and a borrowing base availability requirement. At September 30, 2010, the Company was in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with all covenants in the Credit Facility over the next twelve months.
Letter of Credit
     The Company is party to a $250,000 letter of credit related to a vendor at both September 30, 2010 and March 31, 2010. In the Company’s experience, no claims have been made against this financial instrument.
Note 15 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan; however, there are outstanding options under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2010.

Stock Options
     A summary of the Company’s stock option activity as of September 30, 2010 and changes during the six months ended September 30, 2010 are summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, April 1, 2010:	3,547,299	$4.77
Granted	146,000	$2.20
Exercised	(16,167)	$1.24
Canceled	(293,633)	$9.08

Options outstanding, September 30, 2010	3,383,499	$4.30

Options exercisable, September 30, 2010	2,048,514	$6.05

Shares available for future grant, September 30, 2010	3,397,412
     The weighted average remaining contractual term for options outstanding was 6.7 years and for options exercisable was 5.5 years at September 30, 2010.
     The total intrinsic value of stock options exercised during the six months ended September 30, 2010 was $19,000. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.60 as of September 30, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value for options outstanding was $1.8 million, and for options exercisable was $553,000 at September 30, 2010. The total number of in-the-money options exercisable as of September 30, 2010 and 2009 was 1.9 million and 1.1 million, respectively.
     As of September 30, 2010, total compensation cost related to non-vested stock options not yet recognized was $946,000, which is expected to be recognized over the next 1.5 years on a weighted-average basis.
     During the six months ended September 30, 2010 and 2009, the Company received cash from the exercise of stock options totaling $20,000 and zero, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the six months ended September 30, 2010 or 2009.
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
     A summary of the Company’s restricted stock activity as of September 30, 2010 and of changes during the six months ended September 30, 2010 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, April 1, 2010:	508,486	$1.47
Granted	147,500	2.49
Vested	—	—
Forfeited	(11,666)	1.82

Unvested, September 30, 2010	644,320	$1.70

     The weighted average remaining vesting period for restricted stock awards outstanding at September 30, 2010 was 1.0 year.

     No shares vested during either of the six months ended September 30, 2010 or 2009.
     As of September 30, 2010 total compensation cost related to non-vested restricted stock awards not yet recognized was $793,000, which amount is expected to be recognized over the next 1.4 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the six month periods ended September 30, 2010 or 2009.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three and six months ended September 30, 2010 and 2009 was calculated using the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	73%	74%	73%	74%
Risk-free interest rate	1.46%	2.33-2.37%	1.46-2.60%	1.65-2.93%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and six months ended September 30, 2010 and 5.40% during the three and six months ended September 30, 2009.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2010 was $242,000 and $468,000, respectively, and $272,000 and $529,000, respectively, for the three and six months ended September 30, 2009. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 16 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during either of the six months ended September 30, 2010 or 2009.
Note 17 — Private Placement Warrants
     As of September 30, 2010 and March 31, 2010, the Company had 1,596,001 warrants outstanding related to a private placement completed March 21, 2006, which includes warrants to purchase 171,000 shares issued by the Company to its agent in the private placement. The warrants have a term of five years and are exercisable at $5.00 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.

Note 18 — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income from continuing operations	1,457	1,845	1,660	2,699
Income from discontinued operations, net of tax	1,680	435	2,575	3,742

Net income	$3,137	$2,280	$4,235	$6,441

Denominator:
Denominator for basic earnings per share—weighted-average shares	36,376	36,237	36,371	36,237
Dilutive securities: Employee stock options and warrants	619	413	515	293

Denominator for diluted earnings per share—adjusted weighted-average shares	36,995	36,650	36,886	36,530

Basic earnings per common share:
Continuing operations	$0.04	$0.05	$0.05	$0.08
Discontinued operations	0.05	0.01	0.07	0.10

Net income	$0.09	$0.06	$0.12	$0.18

Diluted earnings per common share:
Continuing operations	$0.04	$0.05	$0.04	$0.08
Discontinued operations	0.05	0.01	0.07	0.10

Net income	$0.09	$0.06	$0.11	$0.18

     Approximately 2.3 million and 2.6 million stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2010, respectively, and 2.4 million and 2.5 million stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2009, respectively, because the exercise prices of such stock options and the grant-date fair value of such restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants were also excluded from the calculation of diluted earnings per share for both the three and six months ended September 30, 2010 and 2009 because the exercise prices of such warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 19 — Comprehensive Income
     Other comprehensive income pertains to net unrealized gains and losses on foreign exchange rate translation of the Company’s balance sheet pertaining to foreign operations and net unrealized gain on marketable securities. These net unrealized gains and losses are not included in net income but rather are recorded in accumulated other comprehensive income within shareholders’ equity.
     Comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$3,137	$2,280	$4,235	$6,441
Net unrealized gain on marketable securities	—	1	—	2
Net unrealized gain on foreign exchange rate translation	189	—	129	—

Comprehensive income	$3,326	$2,281	$4,364	$6,443

     The changes in other comprehensive income are non-cash items.
     Accumulated other comprehensive income balances, net of tax effects, were $129,000 and zero at September 30, 2010 and March 31, 2010, respectively.

Note 20 — Income Taxes
     The Company adopted the provisions ASC 740-10 related to uncertain tax positions on April 1, 2007. The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2010, interest accrued was approximately $147,000, which was net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $716,000. During the six months ended September 30, 2010 an additional $123,000 of UTB’s were accrued, which was net of $29,000 of deferred federal and state income tax benefits. As of September 30, 2010, interest accrued was $178,000 and total UTB’s, net of deferred federal and state income tax benefits, that would impact the effective tax rate if recognized, were $839,000.
     The Company’s federal income tax returns for tax years ending in 2007 through 2009 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company’s unrecognized state tax benefits are related to state returns that remain subject to examination by tax authorities from tax years ending in 2006 through 2009. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2011.
     For the three months ended September 30, 2010 and 2009, the Company recorded income tax expense from continuing operations of $1.1 million and $1.0 million, respectively. The effective income tax rate applied to continuing operations for the three months ended September 30, 2010 was 42.4%, compared to 36.0% for the three months ended September 30, 2009. For the six months ended September 30, 2010 and 2009, the Company recorded income tax expense from continuing operations of $1.4 million and $1.2 million, respectively. The effective income tax rate applied to continuing operations for the six months ended September 30, 2010 was 45.2%, compared to 31.1% for the six months ended September 30, 2009.
     For the three months ended September 30, 2010 and 2009, the Company recorded income tax expense from discontinued operations of $957,000 and $252,000, respectively. The effective tax rate for the three months ended September 30, 2010 was 36.3%, compared to 36.7% for the three months ended September 30, 2009. For the six months ended September 30, 2010 and 2009, the Company recorded income tax expense from discontinued operations of $1.5 million and $2.2 million, respectively. The effective tax rate for the six months ended September 30, 2010 was 36.6%, compared to 36.7% for the six months ended September 30, 2009.
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
     As of September 30, 2010, the Company had a net deferred tax asset position, before valuation allowance, of $28.9 million and the Company continued to carry a $9.7 million valuation allowance against these deferred tax assets. These deferred tax assets were composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards of $7.7 million, which will begin to expire in fiscal 2029. The Company also had foreign tax credit carryforwards of $259,000 at September 30, 2010 which will begin to expire in 2016.
Note 21 — Related Party Transactions
Employment/Severance Agreements
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed zero for this obligation for both the three and six months ended September 30, 2010 and $37,000 and $77,000 during the three and six months ended September 30, 2009, respectively. At September 30, 2010 and March 31, 2010, outstanding accrued balances due under this arrangement were zero.
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
Employment Agreement — FUNimation
     On May 27, 2010, the Company entered into a one-year new executive employment agreement with a key FUNimation employee in connection with his continued employment as President and Chief Executive Officer of FUNimation (“the FUNimation CEO”). The new agreement, which replaced a prior agreement entered into upon the acquisition of FUNimation, provides for a continuation of the executive employee’s current base salary and an annual bonus payment consistent with the Company’s Annual Management Incentive Plan. The FUNimation CEO was also granted a restricted stock unit award of 22,500 shares of the Company’s Common Stock at the time of the agreement, which vests in three equal installments on November 3, 2010, 2011 and 2012. Under the agreement, the FUNimation CEO is also eligible for customary benefits that are provided to similarly-situated executives. Among other items, the agreement requires the FUNimation CEO to cooperate and participate in the Company’s efforts to market FUNimation for potential sale. In the event that a transaction to sell FUNimation should occur during the term of the agreement, the FUNimation CEO will receive, in addition to any other compensation payable to him, a transaction success fee in an amount equal to the greater of (i) $250,000, and (ii) 5% of certain transaction proceeds. The Company has not accrued any expense related to this agreement as an accrual is not appropriate until a sale is certain.
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
     Through the distribution segment, the Company distributes computer software, home video, video games and consumer electronics and peripherals and provides complete logistics solutions. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering, and gift card fulfillment.
     Through the publishing segment the Company owns or licenses various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites. The publishing segment packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company’s distribution segment.
     The Company also publishes and sells anime content through FUNimation Productions, Ltd. (“FUNimation”). However, the results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2).

     Financial information by reportable segment is included in the following summary (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2010
Net sales (1)	$118,761	$8,656	$(6,941)	$120,476
Income from operations	1,699	1,458	—	3,157
Income (loss) from continuing operations, before income tax (2)	1,712	1,583	(766)	2,529
Depreciation and amortization expense	828	163	—	991
Capital expenditures	79	22	—	101
Total assets (3)	117,748	32,122	(6,568)	143,302

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2009
Net sales (1)	$111,336	$8,156	$(6,001)	$113,491
Income from operations	1,274	1,727	—	3,001
Income from continuing operations, before income tax (2)	1,648	2,001	(766)	2,883
Depreciation and amortization expense	977	50	—	1,027
Capital expenditures	167	7	—	174
Total assets (3)	115,859	20,429	(6,040)	130,248

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2010
Net sales (1)	$214,714	$15,710	$(11,156)	$219,268
Income from operations	1,708	2,605	—	4,313
Income from continuing operations, before income tax (2)	1,711	2,876	(1,556)	3,031
Depreciation and amortization expense	1,637	245	—	1,882
Capital expenditures	378	57	—	435
Total assets (3)	117,748	32,122	(6,568)	143,302

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2009
Net sales (1)	$232,732	$14,953	$(10,778)	$236,907
Income from operations	1,638	2,507	—	4,145
Income from continuing operations, before income tax (2)	2,316	3,109	(1,508)	3,917
Depreciation and amortization expense	2,034	215	—	2,249
Capital expenditures	310	51	—	361
Total assets (3)	115,859	20,429	(6,040)	130,248

(1)	Excluded from publishing sales above, are net sales from discontinued operations for the three and six months ended September 30, 2010 of $9.0 million and $16.7 million, respectively, and $8.9 million and $19.8 million, respectively, for the three and six months ended September 30, 2009.

(2)	Eliminations represents the interest expense previously allocated to FUNimation, which, in accordance with ASC 205-20, is not allowed to be allocated to discontinued operations.

(3)	Excluded from total publishing assets above are $38.7 million and $35.9 million in assets of discontinued operations at September 30, 2010 and 2009, respectively.

     The following table provides net sales by product line for each business segment (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2010
Software	$94,372	$8,656	$(6,941)	$96,087
Home video	9,997	—	—	9,997
Video games	7,924	—	—	7,924
Consumer electronics and peripherals	6,468	—	—	6,468

Consolidated	$118,761	$8,656	$(6,941)	$120,476

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2009
Software	$93,706	$8,057	$(6,064)	$95,699
Home video	8,388	99	63	8,550
Video games	6,188	—	—	6,188
Consumer electronics and peripherals	3,054	—	—	3,054

Consolidated	$111,336	$8,156	$(6,001)	$113,491

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2010
Software	$172,797	$15,710	$(11,156)	$177,351
Home video	19,066	—	—	19,066
Video games	11,594	—	—	11,594
Consumer electronics and peripherals	11,257	—	—	11,257

Consolidated	$214,714	$15,710	$(11,156)	$219,268

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2009
Software	$192,963	$14,718	$(11,105)	$196,576
Home video	19,843	235	327	20,405
Video games	15,114	—	—	15,114
Consumer electronics and peripherals	4,812	—	—	4,812

Consolidated	$232,732	$14,953	$(10,778)	$236,907

Note 23 — Subsequent Events
     The Company evaluated its September 30, 2010 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a distributor, provider of complete logistics solutions and publisher of computer software. Our business is divided into two business segments — distribution and publishing. We believe our established relationships throughout the supply chain, our broad product offering and our leading distribution facilities permit us to offer home entertainment and multimedia products to our retail customers and to provide access to a retail channel for the publishers of such products.
     Our broad base of customers includes: (i) wholesale clubs, (ii) mass merchandisers, (iii) other third-party distributors, (iv) computer specialty stores, (v) discount retailers, (vi) book stores, (vii) office superstores, and (viii) electronic superstores. We currently distribute to over 19,000 retail and distribution center locations throughout North America.
     Through our distribution business, we distribute computer software, home video, video games and consumer electronics and peripherals provided by our vendors and by our publishing business and provide fee-based logistical services. Our distribution business focuses on providing a range of value-added services including: vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.
     Through our publishing business, which generally has higher gross margins than our distribution business, we own or license various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites. Our publishing business packages, brands, markets and sells directly to retailers, third-party distributors and our distribution business.
     On May 17, 2010, Encore completed the acquisition of substantially all of the assets of Punch!, a leading provider of home and landscape architectural design and CAD software in the United States. The acquisition of Punch! is a continuation of our strategy for growth by expanding content ownership and gross margin enhancement.
     We also publish anime content through FUNimation Productions, Ltd. (“FUNimation”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2 to our consolidated financial statements).
     In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Executive Summary
Continuing Operations
     Consolidated net sales from continuing operations for the second quarter of fiscal 2011 increased 6.2% to $120.5 million compared to $113.5 million for the second quarter of fiscal 2010. This $7.0 million increase in net sales was due to the distribution of new product categories within consumer electronics and peripherals, additional sales out of our Canadian distribution facility (which opened in fiscal 2011), sales generated from the new architectural design products and strong home video and video game product releases during the second quarter of fiscal 2011.
     Our gross profit from continuing operations increased to $17.3 million or 14.4% of net sales in the second quarter of fiscal 2011 compared to $16.7 million or 14.8% of net sales for the same period in fiscal 2010. The $517,000 increase in gross profit was principally due to increased sales volume.
     Gross profit margin percent decreased to 14.4% in the second quarter of fiscal 2011 from 14.8% for the same period in fiscal 2010, a total decrease of 0.4%. The decrease in gross profit margin percent was due principally to a move to fee-based value-added services.
     Total operating expenses from continuing operations for the second quarter of fiscal 2011 were $14.1 million or 11.7% of net sales, compared to $13.7 million or 12.1% of net sales in the same period for fiscal 2010. The $361,000 increase was primarily a result of a $783,000 increase in various selling and marketing expenses and a $400,000 increase in various general and administrative expenses for fiscal 2011 both of which related to resources to support the new Canadian distribution facility as well as professional fees and personnel costs related to the Punch! acquisition and direct-to-consumer marketing initiatives. These expense increases were partially offset by an $815,000 performance-based compensation expense recorded during the second quarter of fiscal 2010 compared to zero during the second quarter of fiscal 2011.
     Net income from continuing operations for the second quarter of fiscal 2011 was $1.5 million or $0.04 per diluted share compared to $1.8 million or $0.05 per diluted share for the same period last year.
     Consolidated net sales from continuing operations for the six months ended September 30, 2010 were $219.3 million compared to $236.9 million for the first six months of fiscal 2010, a decrease of 7.4%. The $17.6 million decrease in net sales was due to a decrease in distribution sales resulting from a move to fee-based value-added services, the departure of low margin vendors as well as overall deteriorating economic conditions, most of which occurred in the first quarter. These decreases in revenue were partially offset by the increased sales of new product categories within consumer electronics and peripherals, increased sales made directly to consumers and additional sales generated from new architectural design products.
     Our gross profit from continuing operations was $31.7 million or 14.5% of net sales for the first six months of fiscal 2011, compared with $31.7 million or 13.4% of net sales for the same period in fiscal 2010. Although sales have decreased year over year, we profited from a better product sales mix.
     Gross profit margin percent increased to 14.5% for the first six months of fiscal 2011 from 13.4% for the same period in fiscal 2010, a total increase of 1.1%. The increase in gross profit margin percent was due principally to a more beneficial product sales mix, which included the departure of low margin vendors, sales of new higher margin architectural design products and higher margin sales made directly to consumers during the first six months of fiscal 2011.
     Total operating expenses from continuing operations for the six months ended September 30, 2010 were $27.4 million or 12.5% of net sales, compared to $27.6 million or 11.7% of net sales in the same period for fiscal 2010. The $137,000 decrease was primarily due to $2.1 million in performance-based compensation expense recorded during the first six months of fiscal 2010 compared to zero in the first six months of fiscal 2011, partially offset by $1.4 million increase in various selling and marketing expenses and a $600,000 increase in various general and administrative expenses for fiscal 2011 both of which related to resources to support the new Canadian distribution facility, professional fees and additional personnel costs related to the Punch! acquisition and direct to consumer marketing initiatives.
     Net income from continuing operations for the six months ended September 30, 2010 was $1.7 million or $0.04 per diluted share compared to $2.7 million or $0.08 per diluted share for the same period last year.
Discontinued Operations
     On May 27, 2010, we announced that we engaged a third party to provide assistance in structuring and negotiating a potential sale of FUNimation. We have committed to a plan to sell FUNimation, are actively locating a buyer and believe that the sale of the business is probable, although there can be no assurance regarding when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     Net sales from discontinued operations for the three months ended September 30, 2010 and 2009 were $9.0 million and $8.9 million, respectively. FUNimation benefitted from increased sales of the Dragonball Z titles during the second quarter of fiscal 2011, whereas the second quarter of fiscal 2010 benefitted from the receipt of an agency fee related to a licensing agreement.
     Net income from discontinued operations for the second quarter of fiscal 2011 was $1.7 million or $0.05 per diluted share compared to $435,000 or $0.01 per diluted share for the same period last year.
     Net sales from discontinued operations for the six months ended September 30, 2010 and 2009 were $16.7 million and $19.8 million, respectively. FUNimation benefitted during the first six months of fiscal 2010 from a strong release schedule of Dragonball Z titles and receipt of agency fees related to a licensing agreement.

     Net income from discontinued operations for the first six months of fiscal 2011 was $2.6 million or $0.07 per diluted share compared to $3.7 million or $0.10 per diluted share for the same period last year.
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
     At September 30, 2010 and March 31, 2010 we had $14.4 million and $6.6 million, respectively, outstanding on the Credit Facility and, based on the facility’s borrowing base and other requirements, we had excess availability of $29.2 million and $38.4 million, respectively. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2010, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.
     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.5% at September 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been, and continue to be, payable monthly.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: the Company’s revenues being derived from a small group of customers; the Company’s dependence on significant vendors and manufacturers and the popularity of their products; some revenues are dependent on consumer preferences and demand; a deterioration in businesses of significant customers, due to weak economic conditions, or otherwise could harm the Company’s business; growth of non-U.S. sales and operations could increasingly subject the Company to additional risk that could harm the Company’s business; pending SEC investigation or litigation could subject the Company to significant costs, judgments or penalties and could divert management’s attention; the seasonality and variability in the Company’s business and that decreased sales during peak season could adversely affect its results of operations; the Company’s dependence on a small number of licensed property and licensors in the anime genre; some revenues are substantially dependent on television exposure; technological developments, particularly in the electronic downloading arena which could adversely impact sales, margins and results of operations; increased counterfeiting or piracy which could negatively affect demand for the Company’s products; the Company may not be able to protect its intellectual property; the loss of key personnel could affect the depth, quality and effectiveness of the management team; the Company’s ability to meet its significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact the Company’s liquidity; the potential for inventory values to decline; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; impairment in the carrying value of the Company’s assets could negatively affect consolidated results of operations; the Company’s credit exposure due to reseller arrangements or negative trends which could cause credit loss; the Company’s ability to adequately and timely adjust cost structure for decreased demand; the Company’s ability to compete effectively in publishing and distribution, which are highly competitive industries; the Company’s dependence on third-party shipping of its product; the Company’s dependence on information systems; future acquisitions could result in potentially unsuccessful integration of acquired companies; future divestitures of sold businesses could materially and adversely affect the Company’s financial condition and operating results; future acquisitions or divestitures could disrupt business; the proposed sale of FUNimation, if consummated, could yield a sale price less than the carrying value of the assets; interruption of the Company’s business or catastrophic loss at a facility which could curtail or shutdown its business; the potential for future terrorist activities to disrupt operations or harm assets; the level of indebtedness could adversely affect the Company’s financial condition; a change in interest rates on our variable rate debt could adversely impact the Company’s operations; the Company may be unable to generate sufficient cash flow to service debt obligations; the Company may incur additional debt, which could exacerbate the risks associated with current debt levels; the Company’s debt agreement limits operating and financial flexibility; fluctuations in stock price could adversely affect the Company’s ability to raise capital or make the Company’s securities undesirable; the Company may fail to meet the Nasdaq Global Market requirements and therefore its common stock could be delisted; the exercise of outstanding warrants and options adversely affecting stock price; the Company’s anti-takeover provisions, its ability to issue preferred stock and its staggered board may discourage take-over attempts beneficial to shareholders; the Company does not plan to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and the Company’s directors may not be personally liable for certain actions which may discourage shareholder suits against them.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Net sales:
Distribution	$118,761	$111,336	$214,714	$232,732
Publishing	8,656	8,156	15,710	14,953

Net sales before inter-company eliminations	127,417	119,492	230,424	247,685
Inter-company sales	(6,941)	(6,001)	(11,156)	(10,778)

Net sales as reported	$120,476	$113,491	$219,268	$236,907

Results of Operations
     The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Net sales:
Distribution	98.6%	98.1%	97.9%	98.2%
Publishing	7.2	7.2	7.2	6.3
Inter-company sales	(5.8)	(5.3)	(5.1)	(4.5)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of amortization and depreciation	85.6	85.2	85.5	86.6

Gross profit	14.4	14.8	14.5	13.4

Operating expenses
Selling and marketing	4.4	3.9	4.6	3.6
Distribution and warehousing	2.2	2.2	2.3	1.9
General and administrative	4.3	5.1	4.7	5.2
Depreciation and amortization	0.8	0.9	0.9	1.0

Total operating expenses	11.7	12.1	12.5	11.7

Income from operations	2.7	2.7	2.0	1.7
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Other income (expense), net	(0.1)	0.3	(0.2)	0.4

Income from continuing operations — before taxes	2.2	2.6	1.4	1.7
Income tax expense	(0.9)	(0.9)	(0.6)	(0.5)

Net income from continuing operations	1.3	1.7	0.8	1.2
Discontinued operations:
Income from discontinued operations, net of tax	1.4	0.4	1.2	1.5

Net income	2.7%	2.1%	2.0%	2.7%

Distribution Segment
     The distribution segment distributes computer software, home video, video games, and consumer electronics and peripherals, and provides fee-based logistical services.
Fiscal 2011 Second Quarter Results from Continuing Operations Compared To Fiscal 2010 Second Quarter
Net Sales (before inter-company eliminations)
     Net sales for the distribution segment were $118.8 million for the second quarter of fiscal 2011 compared to $111.3 million for the second quarter of fiscal 2010, an increase of $7.5 million or 6.7%. Net sales increased $666,000 in the software product group to $94.4 million during the second quarter of fiscal 2011 from $93.7 million for the same period last year due to additional sales in Canadian markets, product revisions as well as an additional $1.0 million in sales of a new software product. These sales increases were partially offset by the departure of two vendors and a move to fee-based value-added services. Home video net sales increased $1.6 million to $10.0 million in the second quarter of fiscal 2011 from $8.4 million in second quarter of fiscal 2010, primarily due to a stronger release schedule in the second quarter of fiscal 2011. Video games net sales increased $1.7 million to $7.9 million in the second quarter of fiscal 2011 from $6.2 million for the same period last year, due to a stronger release schedule in the second quarter of fiscal 2011. Consumer electronics and peripherals net sales increased $3.4 million to $6.5 million during the second quarter of fiscal 2011 from $3.1 million for the same period last year due to the distribution of new product categories. We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $12.5 million or 10.5% of net sales for the second quarter of fiscal 2011 compared to $12.7 million or 11.5% of net sales for second quarter of fiscal 2010. The $268,000 decrease in gross profit and the 1.0% decrease in gross profit margin percent was primarily due to a move to fee-based value-added services. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $10.8 million or 9.1% of net sales for the second quarter of fiscal 2011 compared to $11.5 million or 10.3% of net sales for the second quarter of fiscal 2010. Overall expenses for general and administrative and depreciation and amortization expenses decreased, which were partially offset by the increased selling and marketing and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment were $3.5 million or 2.9% of net sales for the second quarter of fiscal 2011 compared to $3.3 million or 3.0% of net sales for the second quarter of fiscal 2010. The $147,000 increase was primarily due to the addition of resources to support the new Canadian distribution facility as well as increased freight expense due to higher volume of consigned product shipments.
     Distribution and warehousing expenses for the distribution segment were $2.7 million or 2.3% of net sales for the second quarter of fiscal 2011 compared to $2.4 million or 2.2% of net sales for the second quarter of fiscal 2010. The $251,000 increase was primarily a result of rent related to the Canadian distribution facility and an increase in sales volume during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $3.8 million or 3.1% of net sales for the second quarter of fiscal 2011 compared to $4.7 million or 4.2% of net sales for the second quarter of fiscal 2010. The $942,000 decrease in the second quarter of fiscal 2011 was primarily a result of $611,000 in performance-based compensation expense recorded during the second quarter of fiscal 2010 compared to zero during the second quarter of fiscal 2011 as well as a decrease of $300,000 in bad debt expense due to the release of a portion of the allowance for doubtful accounts as a result of reduced customer receivable collection risk.

     Depreciation and amortization expense for the distribution segment was $828,000 for the second quarter of fiscal 2011 compared to $977,000 for the second quarter of fiscal 2010. The $149,000 decrease was primarily due to certain assets becoming fully depreciated.
Operating Income
     Net operating income for the distribution segment was $1.7 million for the second quarter of fiscal 2011 compared to net operating income of $1.3 million for the second quarter of fiscal 2010.
Fiscal 2011 Six Months Results from Continuing Operations Compared With Fiscal 2010 Six Months
Net Sales (before inter-company eliminations)
     Net sales for the distribution segment were $214.7 million for the first six months of fiscal 2011 compared to $232.7 million for the first six months of fiscal 2010, a decrease of $18.0 million or 7.7%. Net sales decreased $20.2 million in the software product group to $172.8 million for the first six months of fiscal 2011 from $193.0 million for the same period last year primarily due to the departure of two vendors (which accounted for an additional $18.9 million of sales in the first six months of fiscal 2010), and a move to fee-based value-added services, partially offset by $4.2 million of additional sales in Canadian markets. Home video net sales decreased $777,000 to $19.1 million for the first six months of fiscal 2011 from $19.8 million for the first six months of fiscal 2010, primarily due to a stronger release schedule in the first quarter of fiscal 2010 compared to the strong product release in the second quarter of fiscal 2011. Video games net sales decreased $3.5 million to $11.6 million for the first six months of fiscal 2011 from $15.1 million for the same period last year, due to the departure of a low margin vendor (which accounted for an additional $4.4 million of sales in first six months of fiscal 2010), partially offset by a strong release schedule during the second quarter of fiscal 2011. Consumer electronics and peripherals net sales increased $6.5 million to $11.3 million during the second quarter of fiscal 2011 from $4.8 million for the same period last year due to the distribution of new product categories. We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
     Gross profit for the distribution segment was $22.9 million or 10.7% of net sales for the first six months of fiscal 2011 compared to $24.5 million or 10.5% of net sales for the first six months of fiscal 2010. The $1.6 million decrease in gross profit was primarily due to a move to fee-based value-added services and a decrease in sales volume for the first six months of fiscal 2011 compared to the same period of fiscal 2010. The 0.2% increase in gross profit margin percentage was due to the departure of low margin vendors. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $21.2 million or 9.9% of net sales for the first six months of fiscal 2011 compared to $22.9 million or 9.8% of net sales for the same period of fiscal 2010. Overall expenses for general and administrative and depreciation and amortization expenses decreased, which were partially offset by the increased selling and marketing and distribution and warehousing expenses.
     Selling and marketing expenses for the distribution segment were $6.8 million or 3.2% of net sales for the first six months of fiscal 2011 compared to $6.4 million or 2.7% of net sales for the first six months of fiscal 2010. The $373,000 increase was primarily due to the addition of resources to support the new Canadian distribution facility as well as increased freight costs primarily related to consigned product shipments.
     Distribution and warehousing expenses for the distribution segment were $5.2 million or 2.4% of net sales for the first six months of fiscal 2011 compared to $4.5 million or 1.9% of net sales for the same period of fiscal 2010. The $647,000 increase was primarily due to rent and other warehouse costs incurred in connection with the opening of the new Canadian distribution facility.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were

$7.7 million or 3.6% of net sales for the first six months of fiscal 2011 compared to $9.9 million or 4.2% of net sales for the first six months of fiscal 2010. The $2.2 million decrease was primarily a result of a $1.5 million performance based compensation accrual recorded during the first six months of fiscal 2010 compared to zero recorded during the first six months of fiscal 2011, a decrease of $300,000 in bad debt expense due to the release of a portion of the allowance for doubtful accounts as a result of reduced customer receivable collection risk, IT system support savings and reductions in consulting fees.
     Depreciation and amortization for the distribution segment was $1.6 million for the first six months of fiscal 2011 compared to $2.0 million for the first six months of fiscal 2010. The $397,000 decrease was primarily due to certain assets becoming fully depreciated.
Operating Income
     Net operating income for the distribution segment was $1.7 million for the first six months of fiscal 2011 compared to net operating income of $1.6 million for the same period of fiscal 2010.
Publishing Segment
     The publishing segment owns or licenses various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites.
     We also publish and sell anime content through FUNimation Productions, Ltd. (“FUNimation”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2 to our consolidated financial statements).
     In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.
Fiscal 2011 Second Quarter Results from Continuing Operations Compared To Fiscal 2010 Second Quarter
Net Sales (before inter-company eliminations)
     Net sales for the publishing segment were $8.7 million for the second quarter of fiscal 2011 compared to $8.2 million for the second quarter of fiscal 2010. The $500,000 or 6.1% increase in net sales was primarily due to sales generated from the addition of the Punch! line of home design products and increased direct to consumers sales, partially offset by a decline in the retail sales of existing print productivity and gaming products during the second quarter of fiscal 2011. We believe sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $4.8 million or 55.2% of net sales for the second quarter of fiscal 2011 compared to $4.0 million or 49.0% of net sales for the second quarter of fiscal 2010. The $785,000 increase in gross profit and the 6.2% increase in gross profit margin percentage were both a result of increased sales of new higher margin architectural design products and higher margin direct to consumer sales. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses increased $1.0 million for the publishing segment to $3.3 million or 38.4% of net sales for the second quarter of fiscal 2011, from $2.3 million or 27.8% of net sales for the second quarter of fiscal 2010. Overall expenses increased in all categories of operating expenses.
     Selling and marketing expenses for the publishing segment were $1.8 million or 20.7% of net sales for the second quarter of fiscal 2011 compared to $1.1 million or 13.7% of net sales for the second quarter of fiscal 2010. The $668,000 increase was primarily due to the addition of sales personnel related to the Punch! acquisition and additional advertising expenses related to the direct to consumer business.

     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $1.4 million or 15.8% of net sales for the second quarter of fiscal 2011 compared to $1.1 million or 13.5% of net sales for the second quarter of fiscal 2010. The $272,000 increase was primarily due to additional professional fees related to the Punch! acquisition and the hiring of additional personnel, partially offset by $204,000 of performance-based compensation expense recorded during the second quarter of fiscal 2010 compared to zero recorded during the second quarter of fiscal 2011.
     Depreciation and amortization expense for the publishing segment was $163,000 for the second quarter of fiscal 2011 compared to $50,000 for the second quarter of fiscal 2010. The $113,000 increase in amortization expense was associated with the amortization of the Punch! acquisition-related intangibles.
Operating Income
     The publishing segment had net operating income of $1.5 million for the second quarter of fiscal 2011 compared to $1.7 million for the second quarter of fiscal 2010.
Fiscal 2011 Six Months Results from Continuing Operations Compared With Fiscal 2010 Six Months
Net Sales (before inter-company eliminations)
     Net sales for the publishing segment were $15.7 million for the first six months of fiscal 2011 compared to $15.0 million for the same period of fiscal 2010. The $757,000 or 5.1% increase in net sales over the prior year six months was primarily due to sales generated from the addition of the Punch! line of home design products and increased direct to consumer sales, partially offset by a decline in the retail sales of existing print productivity and gaming products in the first six months of fiscal 2011. We believe sales results in the future will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment.
Gross Profit
     Gross profit for the publishing segment was $8.8 million or 56.0% of net sales for the first six months of fiscal 2011 compared to $7.2 million or 48.3% of net sales for the first six months of fiscal 2010. The $1.6 million increase in gross profit and 7.7% increase in gross profit margin percent were both primarily a result of improved margins from product sales mix and reduced royalty rates payable to certain licensors. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses increased $1.5 million for the publishing segment to $6.2 million for the first six months of fiscal 2011 from $4.7 million for the first six months of fiscal 2010. Overall expenses increased in all categories of operating expenses.
     Selling and marketing expenses for the publishing segment were $3.4 million or 21.6% of net sales for the first six months of fiscal 2011 compared to $2.1 million or 14.3% of net sales for the first six months of fiscal 2010. The $1.3 million increase was principally due to the addition of sales personnel related to the Punch! acquisition and additional advertising expenses related to the direct to consumer business.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment increased to $2.6 million or 16.3% of net sales for the first six months of fiscal 2011 compared to $2.4 million or 15.8% of net sales for the first six months of fiscal 2010. The $191,000 increase was due to additional professional fees related to the Punch! acquisition and the hiring of additional personnel, partially offset by $507,000 of performance-based compensation expense recorded during the second quarter of fiscal 2010 compared to zero recorded during the second quarter of fiscal 2011.
     Depreciation and amortization for the publishing segment was $245,000 for the first six months of fiscal 2011 compared to $215,000 for the first six months of fiscal 2010. The $30,000 increase was associated with the amortization of the Punch! acquisition-related intangibles net of a decrease related to the final write-off of uncollectable masters during the first quarter of fiscal 2010.

Operating Income
     The publishing segment had net operating income of $2.6 million for the first six months of fiscal 2011 compared to net operating income of $2.5 million for the first six months of fiscal 2010.
Consolidated Other Income and Expense
     Interest income (expense), net was expense of $456,000 for second quarter of fiscal 2011 compared to expense of $482,000 for second quarter of fiscal 2010. Interest income (expense), net was expense of $851,000 for the first six months of fiscal 2011 compared to expense of $1.0 million for the same period of fiscal 2010. The decrease in interest expense for both the second quarter and first six months of fiscal 2011 was a result of a reduction in borrowings from the second quarter of fiscal 2010.
     Other income (expense), net, for the three and six months ended September 30, 2010 was net expense of $172,000 and $431,000, which amounts consisted of foreign exchange loss. Other income (expense), net, for the three and six months ended September 30, 2010 was net income of $364,000 and $815,000, respectively which amounts consisted of foreign exchange gain.
Consolidated Income Tax Expense from Continuing Operations
     We recorded income tax expense from continued operations of $1.1 million for the second quarter of fiscal 2011 or an effective tax rate of 42.4% compared to $1.0 million or an effective tax rate of 36.0% for the second quarter of fiscal 2010. We recorded income tax expense from continued operations for the first six months of fiscal 2011 of $1.4 million or an effective tax rate of 45.2% compared to $1.2 million or an effective tax rate of 31.1% for the first six months of fiscal 2010. The increase in our effective tax rate for both the three and six months ended September 30, 2010 was primarily due to the impact of various items recorded in the second quarter of fiscal 2011 primarily arising from the income tax return for the period ended March 31, 2010. Our state rate has been adjusted for additional state filings due to the Punch! acquisition and changes to state apportionment rules. Additionally, an increase in the reserve for uncertain tax positions that we recorded in the first six months of fiscal 2011 resulted in the higher impact on the effective tax rate due to lower pretax income from continuing operations compared to the three and six months ended September 30, 2009.
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
     We adopted the provisions of ASC 740-10 on April 1, 2007. We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2010, interest accrued was approximately $147,000 which was net of federal and state tax benefits and total UTB’s net of federal and state tax benefits that would impact the effective tax rate if recognized were $716,000. During the six months ended September 30, 2010, an additional $123,000 of UTB’s were accrued, which was net of $29,000 of deferred federal and state income tax benefits. As of September 30, 2010, interest accrued was $178,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $839,000.
Consolidated Net Income from Continuing Operations
     We recorded net income from continuing operations of $1.5 million for the second quarter of fiscal 2011 compared to net income from continuing operations of $1.8 million for the second quarter of fiscal 2010. For the first six months of fiscal 2011, we recorded net income from continuing operations of $1.7 million, compared to net income from continuing operations of $2.7 million for the same period last year.

Discontinued Operations
     On May 27, 2010, we announced that we engaged a third party to assist in structuring and negotiating a potential sale of FUNimation. Additionally, we recently announced that we are currently soliciting and evaluating indications of interest from potential purchasers in connection with the FUNimation sale process and that we hope to be able to identify a buyer and move forward with a potential sale transaction before the calendar year end. We have committed to a plan to sell FUNimation, are actively locating a buyer and believe that the sale of the business is probable, although there can be no assurance regarding when or if this process will result in the consummation of a transaction. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     We recorded net income from discontinued operations of $1.7 million, net of tax, for the second quarter of fiscal 2011 compared to net income of $435,000, net of tax, for the second quarter of fiscal 2010. We benefitted from improved margins due to product mix and zero performance based compensation accrual recorded during the first six months of fiscal 2011 compared to $200,000 recorded during the first six months of fiscal 2010.
     For the first six months of fiscal 2011, we recorded net income from discontinued operations of $2.6 million, net of tax, compared to net income of $3.7 million, net of tax, for the first six months of fiscal 2010. The reduction in net income was driven by a decline in sales volume, partially offset by a zero performance based compensation accrual recorded during the first six months of fiscal 2011 compared to $500,000 recorded during the first six months of fiscal 2010.
Consolidated Net Income
     For the second quarter of fiscal 2011, we recorded net income of $3.1 million compared to $2.3 million for the same period last year. For the first six months of fiscal 2011, we recorded net income of $4.2 million, compared to net income of $6.4 million for the same period last year.
Market Risk
     As of September 30, 2010 we had $14.4 million of indebtedness, which was subject to interest rate fluctuations. Based on these borrowings, a 100-basis point change in LIBOR or index rate would cause our annual interest expense to change by $144,000.
     Currently, we have a limited amount of selling and purchasing activity in Canada which creates receivables and accounts payables denominated in Canadian dollars. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. These gains and/or losses are reported as a separate component within other income and expense.
     During the three and six months ended September 30, 2010 we had foreign exchange loss of $172,000 and $431,000, respectively compared to foreign exchange gain of $364,000 and $815,000, respectively during the three and six months ended September 30, 2009.
     Additionally, during the first six months of fiscal 2011 we began to distribute product out of a warehouse facility located in Toronto, Canada. The related assets and liabilities are denominated in Canadian currency which are translated into the U.S. dollar on the last day of each month. These unrealized gains and/or losses were excluded from income and are reported as a separate component of shareholders’ equity until realized. At September 30, 2010 we had foreign translation gain of $129,000 compared to zero at March 31, 2010.
     Though changes in the exchange rate are out of our control, we periodically monitor our Canadian activities and may seek to mitigate exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.

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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for the first six months of fiscal 2011 was $4.0 million and cash provided by operating activities was $123,000 for the same period last year.
     The net cash used in operating activities for the first six months of fiscal 2011 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $1.9 million, amortization of debt acquisition costs of $298,000, amortization of software development costs of $219,000, share-based compensation of $468,000, a decrease in deferred income taxes of $2.2 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first six months of fiscal 2011: accounts receivable decreased $5.3 million, as a result of collection efforts; inventories increased $5.7 million, primarily reflecting additional inventory related to the opening of our Canadian distribution facility and the timing of other inventory purchases; prepaid expenses increased $194,000, primarily resulting from prepaid royalty advances; income taxes receivable decreased $94,000 and income taxes payable increased $392,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $6.0 million, primarily as a result of timing of payments and purchases; and accrued expenses decreased $5.0 million, primarily due to the payment of the performance-based cash compensation accrual.
     The net cash provided by operating activities in the first six months of fiscal 2010 of $123,000 was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $2.2 million, amortization of debt acquisition costs of $217,000, share-based compensation of $529,000, a decrease in deferred income taxes of $3.1 million, a decrease in deferred compensation of $400,000, offset by our working capital demands.
Investing Activities
     Cash flows used in investing activities totaled $9.0 million for the first six months of fiscal 2011 and $1.3 million for the same period last year.
     The acquisition of Punch! totaled $8.1 million in the first six months of fiscal 2011.
     The investment in software development totaled $460,000 and $958,000 for the first six months of fiscal 2011 and 2010, respectively.
     The acquisition of property and equipment totaled $435,000 and $361,000 in the first six months of fiscal 2011 and 2010, respectively. Purchases of property and equipment in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian distribution facility. Purchases of property and equipment in fiscal 2010 consisted primarily of computer equipment.
Financing Activities
     Cash flows provided by financing activities totaled $10.4 million for the first six months of fiscal 2011 and cash flows used in financing activities totaled $111,000 for the first six months of fiscal 2010.

     Proceeds from the revolving line of credit were $99.7 million, repayments of the revolving line of credit were $91.9 million, and we had a payment of deferred compensation of $1.3 million and an increase in checks written in excess of cash balances of $4.0 million for the first six months of fiscal 2011.
     Proceeds from the revolving line of credit were $112.0 million, repayments of the revolving line of credit were $116.2 million, and we had increased debt acquisition costs of $246,000 and an increase in checks written in excess of cash balances of $4.4 million for the first six months of fiscal 2010.
Capital Resources
     In March 2007, we amended and restated our $65.0 million revolving credit facility with General Electric Corporation (the “GE Facility”) and amended the GE Facility again on February 5, 2009. The GE Facility called for monthly interest payments at the index rate plus 5.75%, or LIBOR plus 4.75% and was subject to certain borrowing base requirements. The GE Facility was available for working capital and general corporate needs and was secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. The GE Facility was paid off on November 12, 2009 in connection with the new credit facility, as described below.
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 4.0%, or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2010 we had $14.4 million outstanding and based on the facility’s borrowing base and other requirements, we had excess availability of $29.2 million.
     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted average interest on the Credit Facility was 6.5% at September 30, 2010 and was 7.5% at March 31, 2010. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and licenses and a borrowing base availability requirement. At September 30, 2010, we were in compliance with all covenants under the revolving facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.
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
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in our publishing segment in order to license content and develop software for established products; (2) investments in our distribution segment in order to sign exclusive distribution agreements; (3) equipment needs for our operations; and (4) asset or company acquisitions. During the first six months of fiscal 2011, we invested approximately $1.5 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments. Additionally, we invested approximately $8.1 million related to the Punch! acquisition.
     Our $65.0 million Credit Facility is subject to certain borrowing base requirements and is available for working capital and general corporate needs. As of September 30, 2010, we had $14.4 million outstanding and excess availability of $29.2 million, based on the terms of the agreement. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.
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
Contractual Obligations
     The following table presents information regarding contractual obligations as of September 30, 2010 by fiscal year (in thousands).

		Less			More
		than 1	1 — 3	3 — 5	than 5
	Total	Year	Years	Years	Years
Operating leases (1)	$17,297	$1,178	$4,957	$4,299	$6,863
Capital leases (2)	116	29	87	—	—
Contingent payment — acquisition (3)	948	—	948	—	—
Note payable — acquisition (3)	1,002	—	1,002	—	—
License and distribution agreements	2,816	606	1,690	520	—
Contractual obligations of discontinued operations	12,428	4,644	4,881	1,262	1,641

Total	$34,607	$6,457	$13,565	$6,081	$8,504

(1)	See further disclosure in Note 12 to our consolidated financial statements.

(2)	See further disclosure in Note 13 to our consolidated financial statements.

(3)	See further disclosure in Note 3 to our consolidated financial statements.
     We have excluded liabilities resulting from uncertain tax positions of $1.4 million from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Litigation and Proceedings disclosed in Note 12 to our consolidated financial statements included herein.
Item 1A. Risk Factors
     Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except as disclosed within our Quarterly Report on Form 10-Q for the period ended June 30, 2010.
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

Navarre Corporation (Registrant)
Date: November 9, 2010	/s/ Cary L. Deacon
Cary L. Deacon
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ J. Reid Porter
J. Reid Porter
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)