Form 10-Q
period 2011-06-30
NAVARRE CORP /MN/
filed 2011-08-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 8, 2011

Common Stock, No Par Value	36,805,940 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,
	2011	March 31,
	(Unaudited)	2011
Assets:
Current assets:
Cash and cash equivalents	$8,928	$—
Accounts receivable, net	51,796	57,833
Receivable from the sale of discontinued operations	—	24,000
Inventories	27,709	24,913
Prepaid expenses	3,962	3,957
Deferred tax assets — current, net	6,520	6,436
Other assets — current	26	—

Total current assets	98,941	117,139
Property and equipment, net	8,712	9,299
Software development costs, net	2,481	2,202
Other assets:
Intangible assets, net	2,244	2,375
Goodwill	5,690	5,709
Deferred tax assets — non-current, net	24,602	24,320
Non-current prepaid expenses	9,334	9,667
Other assets	3,115	3,155

Total assets	$155,119	$173,866

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$71,260	$80,379
Checks written in excess of cash balances	—	8,790
Accrued expenses	8,849	7,768
Contingent payment obligation short-term — acquisition (Note 3)	422	526
Note payable — acquisition (Note 3)	—	1,002
Other liabilities — short-term	67	103

Total current liabilities	80,598	98,568
Long-term liabilities:
Contingent payment obligation long-term— acquisition (Note 3)	—	422
Other liabilities — long-term	1,835	1,795

Total liabilities	82,433	100,785
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,805,940 at June 30, 2011 and 36,577,605 at March 31, 2011	163,217	162,997
Accumulated deficit	(90,698)	(90,071)
Accumulated other comprehensive income	167	155

Total shareholders’ equity	72,686	73,081

Total liabilities and shareholders’ equity	$155,119	$173,866

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Net sales	$104,016	$98,792
Cost of sales (exclusive of depreciation)	90,229	84,315

Gross profit	13,787	14,477
Operating expenses:
Selling and marketing	5,043	4,884
Distribution and warehousing	2,443	2,472
General and administrative	5,924	5,074
Depreciation and amortization	972	891

Total operating expenses	14,382	13,321

(Loss) income from operations	(595)	1,156
Other income (expense):
Interest (expense) income, net	(293)	(395)
Other income (expense), net	(75)	(259)

(Loss) income from continuing operations before income tax	(963)	502
Income tax benefit (expense)	336	(299)

Net (loss) income from continuing operations	(627)	203
Discontinued operations:
Income from discontinued operations, net of tax	—	895

Net (loss) income	$(627)	$1,098

Basic (loss) earnings per common share:
Continued operations	$(0.02)	$0.01
Discontinued operations	—	0.02

Net (loss) income	$(0.02)	$0.03

Diluted (loss) earnings per common share:
Continued operations	$(0.02)	$0.01
Discontinued operations	—	0.02

Net (loss) income	$(0.02)	$0.03

Weighted-average shares outstanding:
Basic	36,605	36,367
Diluted	36,605	36,813
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Operating activities:
Net (loss) income	$(627)	$1,098
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(895)
Contingent payment obligation — unearned	(526)	—
Depreciation and amortization	972	891
Amortization of debt acquisition costs	149	149
Amortization of software development costs	191	101
Share-based compensation expense	63	226
Deferred income taxes	(366)	708
Other	126	90
Changes in operating assets and liabilities:
Accounts receivable	5,963	18,517
Inventories	(2,792)	(2,944)
Prepaid expenses	328	(1,028)
Income taxes receivable	(63)	170
Other assets	(172)	(92)
Accounts payable	(7,892)	(13,179)
Accrued expenses	1,418	(5,302)

Net cash used in operating activities	(3,228)	(1,490)
Investing activities:
Proceeds from sale of discontinued operations	22,537	—
Repayment of note payable — acquisition	(1,009)	—
Cash paid for acquisition	—	(8,090)
Purchases of property and equipment	(252)	(335)
Investment in software development	(470)	(248)

Net cash provided by (used in) investing activities	20,806	(8,673)
Financing activities:
Proceeds from revolving line of credit	27,608	59,017
Payments on revolving line of credit	(27,608)	(45,942)
Payment of deferred compensation	—	(1,333)
Checks written in excess of cash balances	(8,790)	(2,264)
Other	140	(14)

Net cash (used in) provided by financing activities	(8,650)	9,464

Net cash provided by (used in) continuing operations	8,928	(699)
Discontinued operations:
Net cash provided by operating activities	—	832
Net cash used in investing activities	—	(130)
Net cash used in financing activities	—	(3)

Net increase in cash	8,928	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$8,928	$—

Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$199	$423
Income taxes, net of refunds	36	(40)
Supplemental schedule of non-cash investing and financing activities:
Contingent payment obligation — unearned	(526)	—
Note payable and contingent payment obligations related to the Punch! purchase price allocation	—	(2,048)
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	12	(60)

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
     Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, is a distributor, provider of complete logistics solutions and publisher of computer software. The Company operates through two business segments —distribution and publishing.
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
     Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.
Basis of Consolidation
     The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiary, Encore (collectively referred to herein as the “Company”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations.
Reclassifications
     Certain balance sheet classifications included in the consolidated financial statements have been reclassified from the prior years’ presentations to conform to the current year presentation.
Fair Value of Financial Instruments
     The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Revenue Recognition
     Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and have represented less than 10% of total net sales for both of the three month periods ended June 30, 2011 and 2010. The Company has relationships with certain of its customers and vendors whereby the Company provides fee-based services, which are recognized on a net basis within sales. The Company permits its customers to return or destroy products at customer locations, under certain conditions. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
Note 2 — Discontinued Operations
Sale Transaction
     On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation, for $24.0 million, which was received in full during fiscal 2012 and therefore recorded as a receivable on the Company’s Consolidated Balance Sheets at March 31, 2011. In connection with the sale, the Company entered into an agreement to act as FUNimation’s exclusive distributor in the United States on a continuing basis, and will also act as FUNimation’s logistics and fulfillment services provider (see further disclosure in Note 22).
     The Company has presented all results of operations, assets and liabilities of FUNimation for all periods presented as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented. Prior to reclassification, the discontinued operations were reported in the publishing operating segment. The Company elected to allocate a portion of the consolidated interest expense related to the revolving line of credit, based on a percentage of its assets, to the discontinued operations. The Company used the proceeds received upon the sale of FUNimation to reduce the Company’s borrowings and for general working capital needs.
     The summary of operating results from discontinued operations for the three months ended June 30, 2010 is as follows (in thousands):

June 30,
2010
Net sales	$7,700
Interest expense	97

Net income from discontinued operations, before income taxes	$1,422
Income tax expense	(527)

Net income from discontinued operations, net of taxes	$895

Note 3 — Acquisition
Punch! Software, LLC
     On May 17, 2010, the Company completed the acquisition of substantially all of the assets of Punch! Software, LLC, (“Punch!”) a leading provider of home and landscape architectural design software in the United States. Total consideration included $8.1 million in cash at closing, a $1.1 million note payable on the first anniversary of the closing with interest at a rate of 0.67% per annum, plus up to two performance payments (contingent consideration) of up to $1.25 million each (undiscounted), based on the Company achieving minimum annual net sales of $8.0 in connection with the acquired assets. If earned, these payments were and are payable on the first and second anniversary of the closing date. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (i.e., Level 3 inputs). Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. The Company did not achieve the minimum annual sales target of $8.0 million in the first year and therefore the first anniversary contingent payment of $526,000 was reversed during the first quarter of fiscal 2012.
     The acquisition of Punch! expanded the Company’s content ownership. The goodwill of $5.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Punch!. All goodwill was assigned to the Company’s publishing business. All of the goodwill recognized is expected to be deductible for income tax purposes over the 15 year tax period. This transaction did not qualify as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were not filed. Operating results from the date of acquisition are included within the publishing business.
     The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash	$8,090
Note payable	1,002
Contingent payment obligation — short-term	422
Contingent payment obligation — unearned and unpaid	526

Fair value of total consideration transferred	$10,040

The Punch! purchase price was allocated as follows:
Accounts receivable	$1,114
Inventory	815
Prepaid expenses	94
Property and equipment	18
Purchased intangibles	2,787
Goodwill	5,690
Accounts payable	(469)
Accrued expenses	(9)

$10,040

     Net sales of Punch!, included in the Consolidated Statements of Operations for the first quarter of fiscal 2012 were $1.5 million compared to $747,000 for the one month period owned by the Company during the first quarter of fiscal 2011. Although the Company has made reasonable efforts to calculate the precise impact that the Punch! acquisition has had on the Company’s net income for fiscal 2011, the Company has deemed it impracticable to determine such amounts.
     Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statements of Operations) for the first quarter fiscal 2011 were $185,000.

Note 4 — Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Trade receivables	$52,908	$60,151
Vendor receivables	3,707	2,039
Other receivables	20	344

	56,635	62,534
Less: allowance for doubtful accounts and sales discounts	2,812	2,674
Less: allowance for sales returns, net margin impact	2,027	2,027

Total	$51,796	$57,833

Note 5 — Inventories
     Inventories, net of reserves, consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Finished products	$24,867	$22,144
Consigned inventory	2,141	1,992
Raw materials	1,609	1,596

	28,617	25,732
Less: inventory reserve	908	819

Total	$27,709	$24,913

Note 6 — Prepaid Expenses
     Prepaid expenses consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Prepaid royalties	$2,319	$2,591
Other prepaid expenses	1,643	1,366

Current prepaid expenses	3,962	3,957
Non-current prepaid royalties	9,334	9,667

Total prepaid expenses	$13,296	$13,624

Note 7 — Property and Equipment
     Property and equipment consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Furniture and fixtures	$1,161	$1,160
Computer and office equipment	18,215	18,173
Warehouse equipment	10,078	10,078
Leasehold improvements	2,147	1,944
Construction in progress	248	240

Total	31,849	31,595
Less: accumulated depreciation and amortization	23,137	22,296

Net property and equipment	$8,712	$9,299

     Depreciation expense was $841,000 and $845,000 for the three months ended June 30, 2011 and 2010, respectively.

Note 8 — Capitalized Software Development Costs
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

	June 30,	March 31,
	2011	2011
Software development costs	$3,495	$3,025
Less: accumulated amortization	1,014	823

Software development costs, net	$2,481	$2,202

     Amortization expense was $191,000 and $101,000 for the three months ended June 30, 2011 and 2010, respectively and is included in cost of goods sold in the Consolidated Statements of Operations.
Note 9 — Goodwill and Intangible Assets
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
     The Company’s reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. For the purpose of performing the required goodwill impairment tests, the Company applies a present value (discounted cash flow) method to determine the fair value of the goodwill of the publishing business. The publishing business had a goodwill balance of $5.7 million at both June 30, 2011 and March 31, 2011. There is no goodwill associated with the distribution business.
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
     There were no impairment charges recorded during either the first quarter of fiscal 2012 or 2011.
Indefinite Lived Intangible Assets
     Indefinite lived intangible assets include the Punch! trademark, which is not amortized. The Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.
     The fair value of the indefinite lived intangible assets is determined for the annual impairment test using the relief from royalty valuation technique, which is a variation of the income approach. There were no impairment charges recorded during either the first quarter of fiscal 2012 or 2011.
Definite Lived Intangible Assets
     The Company evaluates its definite lived intangible amortizing assets for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. There were no impairment charges recorded during either the first quarter of fiscal 2012 or 2011.
Intangible Asset Summary
     Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and are valued as follows (in thousands):

	As of June 30, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$483	$1,457
Customer relationships	80	13	67
Customer list	167	66	101
Domain name	70	51	19
Trademarks (not amortized)	600	—	600

Total intangible assets	$2,857	$613	$2,244

	As of March 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$373	$1,567
Customer relationships	80	10	70
Customer list	167	51	116
Domain name	70	48	22
Trademarks (not amortized)	600	—	600

Total	$2,857	$482	$2,375

     Aggregate amortization expense for the three months ended June 30, 2011 and 2010 was $131,000 and $46,000, respectively. The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2012	$395
2013	484
2014	386
2015	353
Thereafter	26

Total	$1,644

Debt issuance costs
     Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Debt issuance costs	$1,790	$1,790
Less: accumulated amortization	994	845

Net debt issuance costs	$796	$945

     Amortization expense was $149,000 for both the three months ended June 30, 2011 and 2010, and was included in interest expense.
Note 10 — Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	June 30,	March 31,
	2011	2011
Compensation and benefits	$2,017	$2,217
Legal disputes and contingencies	3,054	2,854
Former CEO severance	1,408	—
Royalties	426	303
Rebates	1,042	1,246
Interest	41	96
Other	861	1,052

Total	$8,849	$7,768

Note 11 — 401(k) Plan
     The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 50% of employee’s contributions up to the first 4% of their base pay, annually. The Company’s contributions charged to expense were $27,000 and $77,000 for the three months ended June 30, 2011 and 2010, respectively. The Company’s matching contributions vest over three years.
Note 12 — Commitments and Contingencies
Contingent payment — Punch! acquisition
     At March 31, 2011, the Company accrued a $1.0 million note payable related to a deferred payment due on the first anniversary of the Punch! acquisition closing, plus interest at a rate of 0.67% per annum. This obligation was paid in full during the first quarter of fiscal 2012. Additionally, at March 31, 2011, the Company accrued $948,000 for two potential contingent performance payments of up to $1.25 million each (undiscounted), based on the Company achieving minimum annual net sales of $8.0 million in connection with the acquired assets. The two contingent payments were and are payable on the first and second anniversary of the closing date. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million (see further disclosure in Note 3). The Company did not achieve the minimum annual sales target of $8.0 million required for the first anniversary contingent payment and therefore the initial contingent payment of $526,000 was reversed during the first quarter of fiscal 2012.
Leases
     The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the lease up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements, and therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $615,000 and $611,000 for the three months ended June 30, 2011 and 2010, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.
     The following is a schedule of future minimum rental payments required under noncancelable operating leases as of June 30, 2011 (in thousands):

Remainder of fiscal 2012	$1,855
2013	2,515
2014	2,166
2015	2,164
2016	2,023
Thereafter	4,853

Total	$15,576

Guarantee
     On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $4.0 million and $4.1 million at June 30, 2011 and March 31, 2011, respectively. Therefore, at June 30, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.
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
     Because of the preliminary status of many of these various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company with respect to many of these proceedings. However, the Company is able to make an estimate of the probable costs for the resolution of certain legal claims and, as of June 30, 2011 and March 31, 2011, approximately $3.1 million and $2.9 million, respectively, was accrued with respect to such claims. This estimate has been developed in consultation with internal and outside counsel handling the Company’s defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. There is a reasonable possibility that a change in the estimate may occur, and the Company will adjust the accrual at such future date, if necessary.
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
Note 13 — Capital Leases
     The Company leases certain equipment under non-cancelable capital leases. At June 30, 2011 and March 31, 2011, leased capital assets included in property and equipment were as follows (in thousands):

	June 30,	March 31,
	2011	2011
Computer and office equipment	$332	$332
Less: accumulated amortization	240	224

Net property and equipment	$92	$108

     Amortization expense for the three months ended June 30, 2011 and 2010 was $16,000 and $12,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2012	$55
2013	44
2014	13

Total minimum lease payments	$112
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	8

Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $67 and $37, respectively	$104

Note 14 — Bank Financing and Debt
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
     At both June 30, 2011 and March 31, 2011 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $28.3 million and $33.3 million, at June 30, 2011 and March 31, 2011, respectively.
     In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both June 30, 2011 and March 31, 2011. Such interest amounts have been and continue to be payable monthly.

     Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a borrowing base availability requirement. At June 30, 2011, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility over the next twelve months.
Letter of Credit
     On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $4.0 million and $4.1 million at June 30, 2011 and March 31, 2011, respectively. Therefore, at June 30, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.
Note 15 — Shareholders’ Equity
     The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
     The Company did not repurchase any shares during either of the three months ended June 30, 2011 or 2010.
Note 16 — Private Placement Warrants
     As of June 30, 2011 and March 31, 2011, the Company had warrants to purchase 1,596,001 shares of common stock outstanding. The warrants expire on September 21, 2011 and are exercisable at $5.00 per share. The Company has the right to require exercise of the warrants if, among other things, the volume weighted-average price of the Company’s common stock exceeds $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provide the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants are outstanding, the Company initiates the following change in control transactions: (i) the Company effects any merger or consolidation, (ii) the Company effects any sale of all or substantially all of its assets, (iii) any tender offer or exchange offer is completed whereby holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Company’s common stock whereby it is effectively converted into or exchanged for other securities, cash or property.
Note 17 — Share-Based Compensation
     The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options remaining under this Plan. The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the Plans are all employees (including officers and directors), non-employee directors, consultants and independent contractors. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2011.

Stock Options
     A summary of the Company’s stock option activity as of June 30, 2011 and changes during the three months ended June 30, 2011 is summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,789,834	$3.24
Granted	111,500	1.90
Exercised	(228,335)	0.69
Forfeited or expired	(905,501)	4.14

Options outstanding, end of period	2,767,498	$3.10

Options exercisable, end of period	1,680,840	$3.86

Shares available for future grant, end of period	3,510,824
     The weighted-average fair value of options granted during the three months ended June 30, 2011 was $123,000 and the total fair value of options exercisable was $3.9 million at June 30, 2011. The weighted-average remaining contractual term for options outstanding was 7.1 years and for options exercisable was 6.0 years at June 30, 2011.
     The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.97 as of June 30, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the three months ended June 30, 2011 was $267,000. The aggregate intrinsic value for options outstanding was $365,000, and for options exercisable was $232,000 at June 30, 2011. The total number of in-the-money options exercisable as of June 30, 2011 was 843,000 and 1.6 million as of June 30, 2010 when the closing stock price was $2.18.
     As of June 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $958,000, which is expected to be recognized over the next 1.5 years on a weighted-average basis.
     During each of the three months ended June 30, 2011 and 2010, the Company received cash from the exercise of stock options totaling $158,000 and zero, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the three months ended June 30, 2011 or 2010.
Restricted Stock
     Restricted stock granted to employees typically has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria have been met. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date it is determined the performance criteria will be met. Restricted stock awards vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of the Company’s common stock.
     A summary of the Company’s restricted stock activity as of June 30, 2011 and changes during the three months ended June 30, 2011 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	584,335	$1.96
Granted	60,000	1.82
Vested	—	—
Forfeited	(222,333)	1.68

Unvested, end of period	422,002	$2.09

     The weighted-average fair value of restricted stock awards granted during the three months ended June 30, 2011 was $109,000.

     No shares vested during either of the three months ended June 30, 2011 or 2010.
     The weighted-average remaining vesting period for restricted stock awards outstanding at June 30, 2011 was 0.9 years.
     As of June 30, 2011 total compensation cost related to non-vested restricted stock awards not yet recognized was $626,000, which amount is expected to be recognized over the next 1.2 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the three months ended June 30, 2011 or 2010.
Share-Based Compensation Valuation and Expense Information
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three months ended June 30, 2011 and 2010 was calculated using the following assumptions:

	Three Months Ended
	June 30,
	2011	2010
Expected life (in years)	5.0	5.0
Expected volatility	69%	73%
Risk-free interest rate	1.70%-2.24%	2.60%
Expected dividend yield	0.0%	0.0%
     Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the both three months ended June 30, 2011 and 2010.
     Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three months ended June 30, 2011 and 2010 was $63,000 and $226,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.
Note 18 — (Loss) Earnings Per Share
     The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended
	June 30,
	2011	2010
Numerator:
Net (loss) income from continuing operations	$(627)	$203
Income from discontinued operations, net	—	895

Net (loss) income	$(627)	$1,098

Denominator:
Denominator for basic (loss) earnings per share—weighted-average shares	36,605	36,367
Dilutive securities: Employee stock options, restricted stock and warrants	—	446

Denominator for diluted (loss) earnings per share—adjusted weighted-average shares	36,605	36,813

Basic (loss) earnings per common share:
Continuing operations	$(0.02)	$0.01
Discontinued operations	—	0.02

Net (loss) income	$(0.02)	$0.03

Diluted (loss) earnings per common share:
Continuing operations	$(0.02)	$0.01
Discontinued operations	—	0.02

Net (loss) income	$(0.02)	$0.03

     Approximately 3.1 million and 2.8 million of the Company’s stock options and non-vested restricted stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2011 and 2010, respectively, because the exercise prices of such stock options and the grant-date fair value of such restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
     Approximately 1.6 million warrants to purchase shares outstanding were also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2011 and 2010, because the exercise price of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Note 19 — Comprehensive (Loss) Income
     Other comprehensive (loss) income pertains to net unrealized gains and losses on foreign exchange rate translation of the Company’s balance sheet pertaining to foreign operations. These net unrealized gains and losses are not included in net (loss) income but rather are recorded in accumulated other comprehensive income within shareholders’ equity.
     Comprehensive (loss) income consisted of the following (in thousands):

	June 30, 2011	June 30, 2010
Net (loss) income	$(627)	$1,098
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	12	(60)

Comprehensive (loss) income	$(615)	$1,038

     The changes in other comprehensive (loss) income are non-cash items.
     Accumulated other comprehensive income balances, net of tax effects, were $167,000 and $155,000 at June 30, 2011 and March 31, 2011, respectively.
Note 20 — Income Taxes
     For the three months ended June 30, 2011 the Company recorded income tax benefit from continuing operations of $336,000 and income tax expense of $299,000 for the three months ended June 30, 2010. The effective income tax rate applied to continuing operations for the three months ended June 30, 2011 was 34.9%, compared to 59.6% for the three months ended June 30, 2010.
     For the three months ended June 30, 2010, the Company recorded income tax expense from discontinued operations of $527,000 at an effective income tax rate of 37.1%.
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
     At June 30, 2011 and March 31, 2011, management evaluated the need for a valuation allowance. Based on the history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, it was concluded that the Company would more likely than not be able to realize the entire $31.1 million of deferred tax assets recorded at June 30, 2011 and $30.8 million at March 31, 2011. Therefore no valuation allowance was recorded at either June 30, 2011 or March 31, 2011. The deferred tax assets at June 30, 2011 are composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards which will begin to expire in fiscal 2029. The Company also had foreign tax credit carryforwards at June 30, 2011 which will begin to expire in 2016.
     The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized were $612,000. During the three months ended June 30, 2011 an additional $54,000 of UTB’s were accrued, which was net of $11,000 of deferred federal and state income tax benefits. At June 30, 2011, interest accrued was $183,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $667,000.
     The Company’s federal income tax returns for tax years ending in 2007 through 2010 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2012.
Note 21 — Related Party Transactions
Employment/Severance Agreements
     On April 6, 2011, the Board of Directors of the Company terminated the employment of the President and Chief Executive Officer, Cary L. Deacon. The Company recognized approximately $1.4 million in expense during the first quarter of fiscal 2012 related to severance costs arising out of the termination of Mr. Deacon’s employment.
     The Company entered into an employment agreement with its former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. The employment agreement contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which was to be forfeited in the event that he did not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust paid annually $1.3 million, plus interest at 8%, for three years. This deferred compensation agreement was paid in full during the first quarter of fiscal 2011.
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
Note 22 — Variable Interest Entity
     On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation. At both June 30, 2011 and March 31, 2011, the Company assessed its variable interest in FUNimation including the terms of the exclusive distribution and logistics and fulfillment services agreements, employment matter indemnification (maximum exposure of $250,000), and the office lease guarantee (released and replaced with a $1.5 million standby letter of credit) to determine if FUNimation met the definition of a variable interest entity (“VIE”). Based on the Company’s evaluation it was determined that FUNimation was a VIE. Consolidating any VIEs within the Company’s financial results is required if the Company is found to be the primary beneficiary. However, because the Company did not have the power to direct the activities of the VIE that most significantly impacted their economic performance, nor did the Company have the obligation to absorb the significant losses or the right to receive significant benefits from the VIE, it was determined that the Company was not the primary beneficiary. Therefore, the results of FUNimation were not consolidated into the Company’s financial results (see further disclosure in Note 14).

Note 23 — Business Segments
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
     Through the publishing business the Company owns or licenses various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites. The publishing business packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company’s distribution business.
     The Company also formerly published and sold anime content through FUNimation Productions, Ltd. (“FUNimation”). The Company sold FUNimation on March 31, 2011 and accordingly, the results of operations of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2).
     Financial information by reportable segment is included in the following summary for the three months ended June 30, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2011:
Net sales	$101,734	$7,207	$(4,925)	$104,016
(Loss) income from operations	(2,239)	1,644	—	(595)
(Loss) income from continuing operations, before income tax	(2,783)	1,820	—	(963)
Depreciation and amortization expense	807	165	—	972
Capital expenditures	241	11	—	252
Total assets	128,189	29,143	(2,213)	155,119

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2010:
Net sales (1)	$95,953	$7,054	$(4,215)	$98,792
Income from operations	9	1,147	—	1,156
Income (loss) from continuing operations, before income tax (2)	(1)	1,293	(790)	502
Depreciation and amortization expense	809	82	—	891
Capital expenditures	300	35	—	335
Total assets (3)	103,773	30,268	(5,578)	128,463

(1)	For the three months ended June 30, 2010, $7.7 million net sales from discontinued operations were excluded from publishing sales above.

(2)	Eliminations represents the interest expense previously allocated to FUNimation, but which amount was not allowed to be allocated to discontinued operations at the time of the discontinued operations reclassification.

(3)	At June 30, 2010, $36.4 million in assets of discontinued operations were excluded from total publishing assets above.

Product Line Data
     The following table provides net sales by product line for each business segment for the three months ended June 30, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2011
Software	$74,428	$7,207	$(4,925)	$76,710
Consumer electronics and accessories	12,226	—	—	12,226
Video games	4,796	—	—	4,796
Home video	10,284	—	—	10,284

Consolidated	$101,734	$7,207	$(4,925)	$104,016

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2010
Software	$78,425	$7,054	$(4,215)	$81,264
Consumer electronics and accessories	4,789	—	—	4,789
Video games	3,670	—	—	3,670
Home video	9,069	—	—	9,069

Consolidated	$95,953	$7,054	$(4,215)	$98,792

Geographic Data
     The following table provides net sales by geographic region for the three months ended June 30, 2011 and 2010 and property, plant and equipment, net of accumulated depreciation by geographic region at June 30, 2011 and March 31, 2011 (in thousands):

	June 30, 2011	June 30, 2010
Net Sales
United States	$94,760	$90,966
International	9,256	7,826

Total net sales	$104,016	$98,792

	June 30, 2011	March 31,2011
Property, Plant and Equipment, Net
United States	$8,293	$8,829
International	419	470

Total property, plant and equipment, net	$8,712	$9,299

Sales Channel Data
     The following table provides net sales by sales channel for the three months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Retail	$90,434	$91,197
E-commerce	13,582	7,595

Total net sales	$104,016	$98,792

Note 24 — Subsequent Events
     The Company evaluated its June 30, 2011 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a distributor and provider of complete logistics solutions to traditional and internet-based retailers. Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. Additionally, we are a publisher of computer software.
     Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Costco Wholesale Corporation, Staples, Office Depot, OfficeMax, Target, Apple and Amazon, and we distribute to nearly 17,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors with access to broad retail channels. In order to participate in the growing revenue streams resulting from e-commerce and fulfillment services, we are expanding the business services we offer.
     Our business operates through two business segments — Distribution and Publishing.
     Through our distribution business, we distribute computer software, consumer electronics and accessories, video games and home video, and provide fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.
     Through our publishing business, we own or license various computer software brands. Our publishing business packages, brands, markets and sells directly to consumers, retailers, third-party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”).
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
     On March 31, 2011, we sold FUNimation Productions, Ltd. (“FUNimation”), a leading anime content provider which was previously part of our publishing segment. All results of operations, assets and liabilities of FUNimation are classified as discontinued operations for all periods presented, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see further disclosure in Note 2 to our consolidated financial statements).
Executive Summary
Continuing Operations
     Consolidated net sales from continuing operations increased 5.3% for the first quarter of fiscal 2012 to $104.0 million compared to $98.8 million for the first quarter of fiscal 2011. This $5.2 million increase in net sales was due to the addition of new consumer electronics and accessory product lines, continued growth of our e-commerce fulfillment services, additional expansion into Canada, and a strong title release schedule of video game and home video products, all of which were partially offset by a decrease in the software product line primarily resulting from reduced demand for our software products.
     Our gross profit from continuing operations decreased to $13.8 million, or 13.3% of net sales, in the first quarter of fiscal 2012 compared to $14.5 million, or 14.7% of net sales, for the same period in fiscal 2011. Both the $690,000 decrease in gross profit and 1.4% decrease in gross profit margin were due to decreased software sales, with a blend of lower margin utility software products within the distribution segment and increased sales of lower margin products within the publishing segment.

     Total operating expenses from continuing operations for the first quarter of fiscal 2012 were $14.4 million, or 13.8% of net sales, compared to $13.3 million, or 13.5% of net sales, in the same period for fiscal 2011. The $1.1 million increase was primarily a result of a $1.4 million severance charge related to the departure of our former CEO recorded during the first quarter of fiscal 2012, increased costs of investments in technology and business development offset by personnel costs savings and reversal of the first anniversary Punch! contingent payment accrual due to the unmet sales target in the first quarter of fiscal 2012.
     Net loss from continuing operations for the first quarter of fiscal 2012 was $627,000, or $0.02 per diluted share, compared to net income from continuing operations of $203,000, or $0.01 per diluted share, for the same period last year.
Discontinued Operations
     On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     Net sales from discontinued operations for the first quarter of fiscal 2011 were $7.7 million and net income from discontinued operations for the first quarter of fiscal 2011 was $895,000, or $0.02 per diluted share.
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
     At both June 30, 2011 and March 31, 2011 we had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on that facility’s borrowing base and other requirements at such dates, we had excess availability of $28.3 million and $33.3 million at June 30, 2011 and March 31, 2011, respectively. At June 30, 2011, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.
     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both June 30, 2011 and March 31, 2011. Such interest amounts have been, and continue to be, payable monthly.
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
     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales during the peak season could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risk that could harm our business; pending SEC investigation or litigation could subject us to significant costs, judgments or penalties and could divert management’s attention; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and publishing, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility; our debt agreement limits operating and financial flexibility; we may incur additional debt, which could exacerbate the risks associated with current debt levels; fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding warrants and options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.
     A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2011 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies
     We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011.
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
     The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended
(Unaudited)	June 30,
(In thousands)	2011	2010
Net sales:
Distribution	$101,734	$95,953
Publishing	7,207	7,054

Net sales before inter-company eliminations	108,941	103,007
Inter-company sales	(4,925)	(4,215)

Net sales as reported	$104,016	$98,792

Results of Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended
	June 30,
	(Unaudited)
	2011	2010
Net sales:
Distribution	97.8%	97.1%
Publishing	6.9	7.2
Inter-company sales	(4.7)	(4.3)

Total net sales	100.0	100.0
Cost of sales, exclusive of depreciation	86.7	85.3

Gross profit	13.3	14.7

Operating expenses:
Selling and marketing	4.8	5.0
Distribution and warehousing	2.4	2.5
General and administrative	5.7	5.1
Depreciation and amortization	0.9	0.9

Total operating expenses	13.8	13.5

(Loss) income from operations	(0.5)	1.2
Interest income (expense), net	(0.3)	(0.4)
Other income (expense), net	(0.1)	(0.3)

(Loss) income from continuing operations — before taxes	(0.9)	0.5
Income tax benefit (expense)	0.3	(0.3)

Net (loss) income from continuing operations	(0.6)	0.2
Discontinued operations:
Income from discontinued operations, net of tax	0.0	0.9

Net (loss) income	(0.6)%	1.1%

Distribution Segment
     The distribution segment distributes computer software, consumer electronics and accessories, video games and home video and provides fee-based logistical services.
Fiscal 2012 First Quarter Results from Continuing Operations Compared With Fiscal 2011 First Quarter
Net Sales (before inter-company eliminations)
     Net sales before inter-company eliminations for the distribution segment increased $5.7 million, or 6%, to $101.7 million for the first quarter of fiscal 2012 compared to $96.0 million for the first quarter of fiscal 2011. Net sales decreased $4.0 million in the software product group to $74.4 million during the first quarter of fiscal 2012 from $78.4 million for the same period last year due to reduced demand for our software products. Consumer electronics and accessories net sales increased $7.4 million to $12.2 million during the first quarter of fiscal 2012 from $4.8 million for the first quarter of fiscal 2011, due to the addition of new product lines. Video games net sales increased $1.1 million to $4.8 million in the first quarter of fiscal 2012 from $3.7 million for the same period last year, due to a stronger release schedule in the first quarter of fiscal 2012. Home video net sales increased $1.2 million to $10.3 million in the first quarter of fiscal 2012 from $9.1 million in first quarter of fiscal 2010, due primarily to a stronger release schedule in first quarter of fiscal 2012. We believe future net sales will be dependent upon the ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit
     Gross profit for the distribution segment was $10.2 million, or 10.0% of net sales, for the first quarter of fiscal 2012 compared to $10.5 million, or 10.9% of net sales, for first quarter of fiscal 2011. The $274,000 decrease in gross profit and 0.9% decrease in gross profit margin were both primarily due to decreased software sales, with a blend of lower margin utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
     Total operating expenses for the distribution segment were $12.4 million, or 12.2% of net sales, for the first quarter of fiscal 2012 compared to $10.5 million, or 10.9% of net sales, for the first quarter of fiscal 2011. Overall expenses for selling and marketing, and general and administrative expenses increased.
     Selling and marketing expenses for the distribution segment increased $484,000 to $3.8 million, or 3.7% of net sales, for the first quarter of fiscal 2012, compared to $3.3 million, or 3.4% of net sales, for the first quarter of fiscal 2011. This increase was primarily due to $167,000 of additional freight expense due to fuel surcharges and $110,000 additional personnel costs related to new business development. Additionally, we recognized a $200,000 favorable vendor advertising credit in the first quarter of fiscal 2011 that we did not receive in the first quarter of fiscal 2012.
     Distribution and warehousing expenses for the distribution segment remained flat at $2.4 million or 2.4% of net sales for the first quarter of fiscal 2012 compared to $2.5 million or 2.6% of net sales for the first quarter of fiscal 2011.
     General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.4 million, or 5.3% of net sales, for the first quarter of fiscal 2012 compared to $3.9 million, or 4.1% of net sales, for the first quarter of fiscal 2011. The $1.5 million increase in the first quarter of fiscal 2012 was primarily a result of $1.4 million severance charge related to the departure of our former CEO recorded during the first quarter of fiscal 2012.
     Depreciation and amortization expense for the distribution segment remained flat at $807,000 for the first quarter of fiscal 2012 compared to $809,000 for the first quarter of fiscal 2011.
Operating (Loss) Income
     Net operating loss from continuing operations for the distribution segment was $2.2 million for the first quarter of fiscal 2012 compared to net operating income of $9,000 for the first quarter of fiscal 2011.
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
     We also published anime content through FUNimation prior to its sale on March 31, 2011. Accordingly, the results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 2 to our consolidated financial statements).

Fiscal 2012 First Quarter Results from Continuing Operations Compared With Fiscal 2011 First Quarter
Net Sales (before inter-company eliminations)
     Net sales before inter-company eliminations for the publishing segment were $7.2 million for the first quarter of fiscal 2012 compared to $7.1 million for the first quarter of fiscal 2011. The $153,000 or 2.2% increase in net sales was primarily due to a full quarter of sales generated from our acquisition of Punch! on May 17, 2010 and strong sales through proprietary e-commerce websites, partially offset by a decline in the retail sales of print productivity and gaming products. We believe sales results in the future will be dependent upon the ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.
Gross Profit
     Gross profit for the publishing segment was $3.6 million, or 49.9% of net sales, for the first quarter of fiscal 2012 compared to $4.0 million, or 56.9% of net sales, for the first quarter of fiscal 2011. The $416,000 decrease in gross profit and 7.0% decrease in gross profit margin were both a result of increased sales blend of lower margin products. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
     Total operating expenses decreased $913,000 for the publishing segment to $2.0 million, or 27.2% of net sales, for the first quarter of fiscal 2012, from $2.9 million, or 40.7% of net sales, for the first quarter of fiscal 2011. Overall selling and marketing, and general and administrative expenses decreased, but were partially offset by increases in depreciation and amortization expense.
     Selling and marketing expenses for the publishing segment were $1.3 million, or 17.8% of net sales, for the first quarter of fiscal 2012 compared to $1.6 million, or 22.8% of net sales, for the first quarter of fiscal 2011. The $325,000 decrease was primarily due to a $200,000 reduction in product development charges as well as personnel and related expense reductions associated with sales force changes.
     General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment decreased to $510,000, or 7.1% of net sales, for the first quarter of fiscal 2012 compared to $1.2 million, or 16.7% of net sales, for the first quarter of fiscal 2011. The $671,000 decrease was primarily due to the reversal of the $526,000 first anniversary Punch! contingent liability accrual during the first quarter of fiscal 2012 as well as a reduction in personnel costs associated with a headcount reduction.
     Depreciation and amortization expense for the publishing segment was $165,000 for the first quarter of fiscal 2012 compared to $82,000 for the first quarter of fiscal 2011. The $83,000 increase in amortization expense was associated with the amortization of the Punch! acquisition-related intangibles for a full quarter in fiscal 2012.
Operating Income
     The publishing segment had net operating income of $1.6 million for the first quarter of fiscal 2012 compared to $1.1 million for the first quarter of fiscal 2011.
Consolidated Other Income and Expense
     Interest income (expense), net was expense of $293,000 for the first quarter of fiscal 2012 compared to expense of $395,000 for the first quarter of fiscal 2011. The decrease in interest expense for the first quarter of fiscal 2012 was a result of a reduction in debt borrowings from the first quarter of fiscal 2011.
     Other income (expense), net for the first quarters of fiscal 2012 and 2011 was net expense of $75,000 and $259,000, respectively, both of which amounts consisted of foreign exchange loss.

Consolidated Income Tax Expense from Continuing Operations
     We recorded income tax benefit from continuing operations of $336,000 for the first quarter of fiscal 2012, or an effective tax rate of 34.9%, compared to income tax expense from continuing operations of $299,000, or an effective tax rate of 59.6%, for first quarter of fiscal 2011. The lower effective tax rate for the first quarter of fiscal 2012 was primarily due to fact that in the first quarter of fiscal 2011 the Company recorded income tax expense from discontinued operations in addition to the income tax expense from continuing operations. Additionally, an increase in the reserve for uncertain tax positions that we recorded in the first quarter of fiscal 2012 resulted in the higher impact on the effective tax rate due to lower pretax income from continuing operations in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The tax expense from continuing operations for the first quarter of fiscal 2011 included the impact of discrete items, which include our state rate adjustment for additional state filings due to the Punch! acquisition and changes to state apportionment rules.
     For the first quarter of fiscal 2011, the Company recorded income tax expense from discontinued operations of $527,000 at an effective income tax rate of 37.1%.
     Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Based on our history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, we concluded that we will more likely than not be able to realize the entire $31.1 million of deferred tax assets recorded at June 30, 2011 and $30.8 million at March 31, 2011.
     We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits, and total UTB’s, net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $612,000. During the three months ended June 30, 2011, an additional $54,000 of UTB’s were accrued, which was net of $11,000 of deferred federal and state income tax benefits. At June 30, 2011, interest accrued was $183,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $667,000.
Consolidated Net (Loss) Income from Continuing Operations
     We recorded net loss from continuing operations of $627,000 for the first quarter of fiscal 2012 compared to net income from continuing operations of $203,000 for the first quarter of fiscal 2011.
Discontinued Operations
     On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
     We recorded net income from discontinued operations of $895,000, net of tax for the first quarter of fiscal 2011.
Consolidated Net (Loss) Income
     For the first quarter of fiscal 2012, we recorded net loss of $627,000 compared to net income of $1.1 million for the same period last year.
Market Risk
     At June 30, 2011, we had no outstanding indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in current LIBOR rate would have no impact on our annual interest expense.

     Although increasing in number, we have a limited number of customers in Canada. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the first quarter of fiscal 2012 and 2011, we had foreign exchange transaction loss of $75,000 and $259,000, respectively.
     Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At June 30, 2011, we had accumulated other comprehensive income related to foreign translation of $167,000 compared to $155,000 at March 31, 2011.
     Though changes in the exchange rate are out of our control, we periodically monitor our Canadian activities and can reduce exposure from exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging. At this time, we do not engage in any hedging transactions to mitigate foreign currency effects, but continually monitor our activities and evaluate such opportunities periodically.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
     Cash used in operating activities for the first three months of fiscal 2012 was $3.2 million compared to $1.5 million for the same period last year.
     The net cash used in operating activities for the first three months of fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, including the reversal of the first anniversary Punch! contingent payment accrual of $526,000 which was unearned, depreciation and amortization of $972,000, amortization of debt acquisition costs of $149,000, amortization of software development costs of $191,000, share-based compensation of $63,000, an increase in deferred income taxes of $366,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2012: accounts receivable decreased $6.0 million, resulting from decreased sales during the quarter; inventories increased $2.8 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $328,000, primarily resulting from prepaid royalty recoupments; income taxes receivable increased $63,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $7.9 million, primarily due to reduced purchases resulting from decreased sales; and accrued expenses increased $1.4 million, primarily as a result of a $1.4 million severance accrual related to the departure of our former CEO.
     The net cash used in operating activities in the first three months of fiscal 2011 of $1.5 million was primarily the result of net income, combined with various non-cash charges, including depreciation and amortization of $891,000, amortization of debt acquisition costs of $149,000, amortization of software development costs of $101,000, share-based compensation of $226,000, a decrease in deferred income taxes of $708,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2011: accounts receivable decreased $18.5 million, resulting from decreased sales in the quarter; inventories increased $2.9 million, primarily reflecting $722,000 worth of inventory acquired with Punch! and additional inventory related to the opening of our Canadian warehouse facility; prepaid expenses increased $1.0 million, primarily resulting from prepaid royalty advances; income taxes receivable decreased $170,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $13.2 million, primarily due to reduced purchases resulting from decreased sales; and accrued expenses decreased $5.3 million, primarily as a result of the payment of performance-based cash compensation accrual.
Investing Activities
     Cash flows provided by investing activities totaled $20.8 million for the first three months of fiscal 2012 and cash flows used in investing activities totaled $8.7 million for the same period last year.
     Proceeds from the sale of discontinued operations totaled $22.5 million and payment of the note payable — acquisition totaled $1.0 million, both in the first three months of fiscal 2012. The acquisition of Punch! totaled $8.1 million in the first three months of fiscal 2011.
     The investment in software development totaled $470,000 and $248,000 for the first three months of fiscal 2012 and 2011, respectively.
     The purchases of property and equipment totaled $252,000 and $335,000 in the first three months of fiscal 2012 and 2011, respectively. Purchases of property and equipment in fiscal 2012 consisted primarily of a back-up generator and computer equipment. Purchases of property and equipment in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian distribution facility.
Financing Activities
     Cash flows used in financing activities totaled $8.7 million for the first three months of fiscal 2012 and cash flows provided by financing activities totaled $9.5 million for the first three months of fiscal 2011.
     For the first three months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $27.6 million and a decrease in checks written in excess of cash balances of $8.8 million.
     For the first three months of fiscal 2011, we had proceeds from the revolving line of credit of $59.0 million, repayments of the revolving line of credit of $45.9 million, payment of deferred compensation of $1.3 million and a decrease in checks written in excess of cash balances of $2.3 million.
Capital Resources
     On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate, as defined in the Credit Facility, plus 4.0%, or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At June 30, 2011, we had zero outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $28.3 million.
     In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both June 30, 2011 and March 31, 2011. Such interest amounts have been and continue to be payable monthly.
     Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a borrowing base availability requirement. At June 30, 2011, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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
     We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments to license content and develop software for established products; (2) legal disputes and contingencies; (3) severance payments (4) investments to sign exclusive distribution agreements; (5) equipment needs for our operations; and (6) asset or company acquisitions.
     Net cash flows provided by discontinued operations were $699,000 for the first three months of fiscal 2011.
     At June 30, 2011, we had zero outstanding on our $65.0 million Credit Facility. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on that facility’s borrowing base and other requirements at such dates, we had excess availability of $28.3 million. At June 30, 2011, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.
     We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next 12 months, absent significant acquisitions. Additionally, with respect to long-term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
     The following table presents information regarding contractual obligations that existed as of June 30, 2011 by fiscal year (in thousands).

		Less			More
		than 1	1–3	3–5	than 5
	Total	Year	Years	Years	Years
Operating leases (1)	$15,576	$1,855	$4,681	$4,187	$4,853
Capital leases (2)	112	55	57	—	—
Contingent payment — acquisition (3)	422	422	—	—	—
License and distribution agreement	2,695	1,061	1,424	210	—

Total	$18,805	$3,393	$6,162	$4,397	$4,853

(1)	See further disclosure in Note 12 to our consolidated financial statements.

(2)	See further disclosure in Note 13 to our consolidated financial statements.

(3)	See further disclosure in Note 3 to our consolidated financial statements.

     We have excluded liabilities resulting from uncertain tax positions of $884,000 from the table above because we are unable to make a reasonable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates and debt levels are uncertain.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Information with respect to disclosures about market risk is contained in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk in this Form 10-Q.
Item 4. Controls and Procedures
(a) Controls and Procedures
     We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved).

Item 5. Other Information
     None.
Item 6. Exhibits
(a)	The following exhibits are included herein:

31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on August 9, 2011, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2011 and March 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)
Date: August 9, 2011	By	/s/ J. Reid Porter
J. Reid Porter
Interim President, Interim Chief Executive Officer and Chief Financial Officer