Form 10-Q
period 2011-09-30
NAVARRE CORP /MN/
filed 2011-11-04
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011
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
Registrant’s telephone number, including area code (763) 535-8333
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 3, 2011
Common Stock, No Par Value	36,951,043 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,
	2011	March 31,
	(Unaudited)	2011
Assets:
Current assets:
Cash and cash equivalents	$5,403	$—
Accounts receivable, net	59,088	57,833
Receivable from the sale of discontinued operations	—	24,000
Inventories	34,486	24,913
Prepaid expenses	3,794	3,957
Deferred tax assets — current, net	6,719	6,436
Other assets — current	52	—

Total current assets	109,542	117,139
Property and equipment, net	8,213	9,299
Software development costs, net	2,609	2,202
Other assets:
Intangible assets, net	2,112	2,375
Goodwill	5,690	5,709
Deferred tax assets — non-current, net	25,316	24,320
Non-current prepaid royalties	9,057	9,667
Other assets	2,863	3,155

Total assets	$165,402	$173,866

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$83,407	$80,379
Checks written in excess of cash balances	—	8,790
Accrued expenses	8,173	7,768
Contingent payment obligation short-term — acquisition (Note 3)	422	526
Note payable — acquisition (Note 3)	—	1,002
Other liabilities — short-term	68	103

Total current liabilities	92,070	98,568
Long-term liabilities:
Contingent payment obligation long-term — acquisition (Note 3)	—	422
Other liabilities — long-term	1,865	1,795

Total liabilities	93,935	100,785
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 36,874,435 at September 30, 2011 and 36,577,605 at March 31, 2011	163,526	162,997
Accumulated deficit	(91,947)	(90,071)
Accumulated other comprehensive (loss) income	(112)	155

Total shareholders’ equity	71,467	73,081

Total liabilities and shareholders’ equity	$165,402	$173,866

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$106,568	$120,476	$210,584	$219,268
Cost of sales (exclusive of depreciation)	93,973	103,216	184,202	187,531

Gross profit	12,595	17,260	26,382	31,737
Operating expenses:
Selling and marketing	5,005	5,277	10,048	10,161
Distribution and warehousing	2,495	2,686	4,938	5,158
General and administrative	5,753	5,149	11,677	10,223
Depreciation and amortization	927	991	1,899	1,882

Total operating expenses	14,180	14,103	28,562	27,424

(Loss) income from operations	(1,585)	3,157	(2,180)	4,313
Other income (expense):
Interest (expense) income, net	(288)	(456)	(581)	(851)
Other income (expense), net	(255)	(172)	(330)	(431)

(Loss) income from continuing operations before income tax	(2,128)	2,529	(3,091)	3,031
Income tax benefit (expense)	879	(1,072)	1,215	(1,371)

Net (loss) income from continuing operations	(1,249)	1,457	(1,876)	1,660
Discontinued operations:
Income from discontinued operations, net of tax	—	1,680	—	2,575

Net (loss) income	$(1,249)	$3,137	$(1,876)	$4,235

Basic (loss) earnings per common share:
Continued operations	$(0.03)	$0.04	$(0.05)	$0.05
Discontinued operations	—	0.05	—	0.07

Net (loss) income	$(0.03)	$0.09	$(0.05)	$0.12

Diluted (loss) earnings per common share:
Continued operations	$(0.03)	$0.04	$(0.05)	$0.04
Discontinued operations	—	0.05	—	0.07

Net (loss) income	$(0.03)	$0.09	$(0.05)	$0.11

Weighted average shares outstanding:
Basic	36,831	36,376	36,719	36,371
Diluted	36,831	36,995	36,719	36,886
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Operating activities:
Net (loss) income	$(1,876)	$4,235
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(2,575)
Contingent payment obligation — unearned	(526)	—
Depreciation and amortization	1,899	1,882
Amortization of debt acquisition costs	298	298
Amortization of software development costs	442	219
Share-based compensation expense	424	468
Deferred income taxes	(1,279)	2,234
Other	225	553
Changes in operating assets and liabilities:
Accounts receivable	(1,685)	5,484
Inventories	(9,679)	(5,658)
Prepaid expenses	773	(194)
Income taxes receivable	(52)	94
Other assets	(108)	(43)
Accounts payable	4,452	(6,113)
Income taxes payable	(37)	57
Accrued expenses	692	(4,982)

Net cash used in operating activities	(6,037)	(4,041)
Investing activities:
Proceeds from sale of discontinued operations	22,537	—
Repayment of note payable — acquisition	(1,009)	—
Cash paid for acquisition	—	(8,090)
Purchases of property and equipment	(575)	(435)
Investment in software development	(849)	(460)

Net cash provided by (used in) investing activities	20,104	(8,985)
Financing activities:
Proceeds from revolving line of credit	28,162	99,685
Payments on revolving line of credit	(28,162)	(91,891)
Payment of deferred compensation	—	(1,333)
Checks written in excess of cash balances	(8,790)	3,991
Other	126	(5)

Net cash (used in) provided by financing activities	(8,664)	10,447
Net cash provided by (used in) continuing operations	5,403	(2,579)
Discontinued operations:
Net cash provided by operating activities	—	2,776
Net cash used in investing activities	—	(191)
Net cash used in financing activities	—	(6)

Net increase (decrease) in cash	5,403	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$5,403	$—

Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$334	$863
Income taxes, net of refunds	36	40
Supplemental schedule of non-cash investing and financing activities:
Contingent payment obligation — unearned	(526)	—
Note payable and contingent payment obligation related to the Punch! purchase price allocation	—	(1,950)
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	(267)	129
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
Through the distribution business, the Company distributes computer software, consumer electronics and accessories, video games and home videos and also provides fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment. The Company has relationships with certain of its customers and vendors whereby the Company provides fee-based services, which are recognized on a net basis within sales.
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
Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.
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

Revenue Recognition
Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and represented less than 10% of total net sales for three and six month periods ended September 30, 2011 and 2010. The Company provides fee-based services to certain of its customers and vendors, which are recognized on a net basis within sales. Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 includes updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe this will have a material impact on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other — Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2 — Discontinued Operations
Sale Transaction
On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation, for $24.0 million. The proceeds were received in full during fiscal 2012 and therefore recorded as a receivable on the Company’s Consolidated Balance Sheets at March 31, 2011. In connection with the sale, the Company entered into an agreement to act as FUNimation’s exclusive distributor in the United States on a continuing basis, and will also act as FUNimation’s logistics and fulfillment services provider (see further disclosure in Note 22).
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

The summary of operating results from discontinued operations for the three and six months ended September 30, 2010 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2010	2010
Net sales	$9,008	$16,709
Interest expense	122	219

Net income from discontinued operations, before income taxes	$2,637	$4,059
Income tax expense	(957)	(1,484)

Net income from discontinued operations, net of taxes	$1,680	$2,575

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

$10,040

Net sales of Punch!, included in the Consolidated Statements of Operations for the three and six months ended September 30, 2011 were $1.4 million and $2.8 million, respectively, compared to $2.4 million and $3.1 million for the three and six months ended September 30, 2010, respectively. Although the Company has made reasonable efforts to calculate the precise impact that the Punch! acquisition had on the Company’s net income (loss) for these periods, the Company has deemed it impracticable to determine such amounts.
Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statements of Operations) for the three and six months ended September 30, 2010 were zero and $185,000, respectively.
Note 4 — Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Trade receivables	$57,255	$60,151
Vendor receivables	6,893	2,039
Other receivables	31	344

	64,179	62,534
Less: allowance for doubtful accounts and sales discounts	2,828	2,674
Less: allowance for sales returns, net margin impact	2,263	2,027

Total	$59,088	$57,833

Note 5 — Inventories
Inventories, net of reserves, consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Finished products	$31,420	$22,144
Consigned inventory	2,395	1,992
Raw materials	1,657	1,596

	35,472	25,732
Less: inventory reserve	986	819

Total	$34,486	$24,913

Note 6 — Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Prepaid royalties	$2,598	$2,591
Other prepaid expenses	1,196	1,366

Current prepaid expenses	3,794	3,957
Non-current prepaid royalties	9,057	9,667

Total prepaid expenses	$12,851	$13,624

Note 7 — Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Furniture and fixtures	$1,159	$1,160
Computer and office equipment	18,395	18,173
Warehouse equipment	10,078	10,078
Leasehold improvements	2,243	1,944
Construction in progress	250	240

Total	32,125	31,595
Less: accumulated depreciation and amortization	23,912	22,296

Net property and equipment	$8,213	$9,299

Depreciation expense was $800,000 and $1.6 million for the three and six months ended September 30, 2011, respectively and $850,000 and $1.7 million for the three and six months ended September 30, 2010, respectively.
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

	September 30,	March 31,
	2011	2011
Software development costs	$3,874	$3,025
Less: accumulated amortization	1,265	823

Software development costs, net	$2,609	$2,202

Amortization expense was $250,000 and $442,000 for the three and six months ended September 30, 2011, respectively and $118,000 and $219,000 for the three and six months ended September 30, 2010, respectively and is included in cost of goods sold in the Consolidated Statements of Operations.
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
The Company’s reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. For the purpose of performing the required goodwill impairment tests, the Company applies a present value (discounted cash flow) method to determine the fair value of the goodwill of the publishing business. The publishing business had a goodwill balance of $5.7 million at both September 30, 2011 and March 31, 2011. There is no goodwill associated with the distribution business.

Goodwill impairment is determined using a two-step process.
•
The first step is to identify if a potential impairment exists by comparing the fair value of the business with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the process is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

•
The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The Company estimates the fair value of the publishing business (its only reporting unit at this time with goodwill), using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.
There were no impairment charges recorded during the three and six month periods ended September 30, 2011 or 2010.
Indefinite Lived Intangible Assets
Indefinite lived intangible assets include the Punch! trademark, which is not amortized. The Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, to evaluate realizability of carrying values.
The fair value of the indefinite lived intangible assets is determined for the annual impairment test using the relief from royalty valuation technique, which is a variation of the income approach. There were no impairment charges recorded during the three and six month periods ended September 30, 2011 or 2010.
Definite Lived Intangible Assets
The Company evaluates its definite lived intangible amortizing assets for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. There were no impairment charges recorded during the three and six month periods ended September 30, 2011 or 2010.
Intangible assets
Other identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and were valued as follows (in thousands):

	As of September 30, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$595	$1,345
Customer relationships	80	16	64
Customer list	167	81	86
Domain name	70	53	17
Trademarks (not amortized)	600	—	600

Total intangible assets	$2,857	$745	$2,112

	As of March 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$373	$1,567
Customer relationships	80	10	70
Customer list	167	51	116
Domain name	70	48	22
Trademarks (not amortized)	600	—	600

Total intangible assets	$2,857	$482	$2,375

Aggregate amortization expense for the three and six months ended September 30, 2011 was $132,000 and $263,000, respectively. Aggregate amortization expense for the three and six months ended September 30, 2010 was $132,000 and $178,000, respectively.
The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2012	$263
2013	484
2014	386
2015	353
Thereafter	26

Total	$1,512

Debt issuance costs
Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Debt issuance costs	$1,790	$1,790
Less: accumulated amortization	1,144	845

Net debt issuance costs	$646	$945

Amortization expense of $149,000 and $298,000 for the three and six months ended September 30, 2011, respectively and $149,000 and $298,000 for the three and six months ended September 30, 2010, respectively, was included in interest expense in the accompanying Consolidated Statements of Operations.
Note 10 — Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	March 31,
	2011	2011
Compensation and benefits	$1,715	$2,217
Legal disputes and contingencies	2,910	2,854
Former CEO severance	1,405	—
Royalties	301	303
Rebates	954	1,246
Interest	45	96
Other	843	1,052

Total	$8,173	$7,768

Note 11 — 401(k) Plan
The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 50% of employee’s contributions up to the first 4% of their base pay, annually. The Company’s contributions charged to expense were $76,000 and $103,000 for the three and six months ended September 30, 2011, respectively and $95,000 and $172,000 for the three and six months ended September 30, 2010, respectively. The Company’s matching contributions vest over three years.

Note 12 — Commitments and Contingencies
Contingent payment — Punch! acquisition
At March 31, 2011, the Company accrued a $1.0 million note payable related to a deferred payment due on the first anniversary of the Punch! acquisition closing, plus interest at a rate of 0.67% per annum. The obligation was paid in full during the first quarter of fiscal 2012. Additionally, at March 31, 2011, the Company accrued $948,000 for two potential contingent performance payments of up to $1.25 million each (undiscounted), based on the Company achieving minimum annual net sales of $8.0 million in connection with the acquired assets. The two contingent payments were and are payable on the first and second anniversary of the closing date. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million (see further disclosure in Note 3). The Company did not achieve the minimum annual sales target of $8.0 million required for the first anniversary contingent payment and therefore the initial contingent payment of $526,000 was reversed during the first quarter of fiscal 2012.
Changes in the carrying value of the contingent payment obligation are as follows (in thousands):

Balance, March 31, 2011	$948
Reversal of unearned contingent payment	(526)

Balance, September 30, 2011	$422

Leases
The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the lease up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements, and therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $613,000 and $1.2 million for the three and six months ended September 30, 2011, respectively and $613,000 and $1.2 million for the three and six months ended September 30, 2010, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.
The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of September 30, 2011 (in thousands):

Remainder of fiscal 2012	$1,232
2013	2,510
2014	2,161
2015	2,157
2016	2,023
Thereafter	4,853

Total	$14,936

Guarantee
On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.8 million and $4.1 million at September 30, 2011 and March 31, 2011, respectively. Therefore, at September 30, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

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
Because of the preliminary status of many of these various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company with respect to many of these proceedings. However, the Company is able to make an estimate of the probable costs for the resolution of certain legal claims and, as of both September 30, 2011 and March 31, 2011, approximately $2.9 million was accrued with respect to such claims. This estimate has been developed in consultation with internal and outside counsel handling the Company’s defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. There is a reasonable possibility that a change in the estimate may occur, and the Company will adjust the accrual at such future date, if necessary.
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
Note 13 — Capital Leases
The Company leases certain equipment under non-cancelable capital leases. At September 30, 2011 and March 31, 2011, leased capital assets included in property and equipment were as follows (in thousands):

	September 30, 2011	March 31, 2011
Computer and office equipment	$332	$332
Less: accumulated amortization	255	224

Property and equipment, net	$77	$108

Amortization expense for the three and six months ended September 30, 2011 was $15,000 and $31,000, respectively, and $13,000 and $25,000, respectively, for the three and six months ended September 30, 2010. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2012	$37
2013	44
2014	13

Total minimum lease payments	$94
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	6

Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $68 and $20, respectively	$88

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
At both September 30, 2011 and March 31, 2011 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $37.3 million and $33.3 million at September 30, 2011 and March 31, 2011, respectively.
In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both September 30, 2011 and March 31, 2011. Such interest amounts have been, and continue to be, payable monthly.
Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a borrowing base availability requirement. At September 30, 2011, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility over the next twelve months.
Letter of Credit
On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.8 million and $4.1 million at September 30, 2011 and March 31, 2011, respectively. Therefore, at September 30, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.
Note 15 — Shareholders’ Equity
The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
The Company did not repurchase any shares during either of the six months ended September 30, 2011 or 2010.
Note 16 — Private Placement Warrants
As of March 31, 2011, the Company had warrants to purchase 1,596,001 shares of common stock outstanding. The warrants had a term of five years and were exercisable at $5.00 per share. The Company had the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeded $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provided the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants were outstanding, the Company initiated a change in control transactions. The warrants expired on September 21, 2011 without any exercises.

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
Stock Options
A summary of the Company’s stock option activity as of September 30, 2011 and changes during the six months ended September 30, 2011 are summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,789,834	$3.24
Granted	589,500	1.78
Exercised	(232,335)	0.69
Forfeited or expired	(1,539,001)	4.39

Options outstanding, end of period	2,607,998	$2.46

Options exercisable, end of period	1,155,839	$3.19

Shares available for future grant, end of period	3,594,241
The weighted-average fair value of options granted during the six months ended September 30, 2011 was $594,000 and the total fair value of options exercisable was $2.2 million at September 30, 2011. The weighted-average remaining contractual term for options outstanding was 7.8 years and for options exercisable was 6.2 years at September 30, 2011.
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.70 as of September 30, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the six months ended September 30, 2011 was $273,000. The aggregate intrinsic value for options outstanding was $240,000, and for options exercisable was $157,000 at September 30, 2011. The total number of in-the-money options exercisable as of September 30, 2011 was 256,000. There were 1.9 million in-the-money options exercisable as of September 30, 2010 when the closing stock price was $2.60.
As of September 30, 2011, total compensation cost related to non-vested stock options not yet recognized was $1.3 million, which is expected to be recognized over the next 1.6 years on a weighted-average basis.
During each of the six months ended September 30, 2011 and 2010, the Company received cash from the exercise of stock options totaling $159,000 and $20,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the six months ended September 30, 2011 or 2010.
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

A summary of the Company’s restricted stock activity as of September 30, 2011 and of changes during the six months ended September 30, 2011 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	584,335	$1.96
Granted	135,000	1.78
Vested	(95,834)	2.24
Forfeited	(225,250)	1.68

Unvested, end of period	398,251	$1.99

The weighted-average fair value of restricted stock awards granted during the six months ended September 30, 2011 was $240,000.
The total fair value of shares vested during the six months ended September 30, 2011 was $215,000. No shares vested during the six months ended September 30, 2010.
The weighted-average remaining vesting period for restricted stock awards outstanding at September 30, 2011 was 0.8 years.
As of September 30, 2011, total compensation cost related to non-vested restricted stock awards not yet recognized was $559,000, which amount is expected to be recognized over the next 1.1 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the six month periods ended September 30, 2011 or 2010.
Share-Based Compensation Valuation and Expense Information
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three and six months ended September 30, 2011 and 2010 was calculated using the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	68%	73%	68%	73%
Risk-free interest rate	0.95%	1.46%	0.95-2.24%	1.46-2.60%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and six months ended September 30, 2011 and 2010.
Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2011 was $361,000 and $424,000, respectively, and $242,000 and $468,000, respectively, for the three and six months ended September 30, 2010. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 18 — (Loss) Earnings Per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income from continuing operations	$(1,249)	$1,457	$(1,876)	$1,660
Income from discontinued operations, net	—	1,680	—	2,575

Net (loss) income	$(1,249)	$3,137	$(1,876)	$4,235

Denominator:
Denominator for basic (loss) earnings per share—weighted-average shares	36,831	36,376	36,719	36,371
Dilutive securities: Employee stock options, restricted stock and warrants	—	619	—	515

Denominator for diluted (loss) earnings per share—adjusted weighted-average shares	36,831	36,995	36,719	36,886

Basic (loss) earnings per common share:
Continuing operations	$(0.03)	$0.04	$(0.05)	$0.05
Discontinued operations	—	0.05	—	0.07

Net (loss) income	$(0.03)	$0.09	$(0.05)	$0.12

Diluted (loss) earnings per common share:
Continuing operations	$(0.03)	$0.04	$(0.05)	$0.04
Discontinued operations	—	0.05	—	0.07

Net (loss) income	$(0.03)	$0.09	$(0.05)	$0.11

Approximately 2.4 million and 2.9 million of the Company’s stock options and non-vested restricted stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2011, respectively, and 2.3 million and 2.6 million stock options and non-vested restricted stock were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2010, respectively, because the exercise prices of such stock options and the grant-date fair value of such restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Approximately 1.6 million warrants were also excluded from the calculation of diluted earnings per share for both the three and six months ended September 30, 2010 because the exercise prices of such warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. The warrants expired on September 21, 2011 without any exercises.
Note 19 — Comprehensive (Loss) Income
Other comprehensive (loss) income pertains to net unrealized gains and losses on foreign exchange rate translation of the Company’s balance sheet pertaining to foreign operations. These net unrealized gains and losses are not included in net (loss) income but rather are recorded in accumulated other comprehensive (loss) income within shareholders’ equity.
Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,249)	$3,137	$(1,876)	$4,235
Net unrealized (loss) gain on foreign exchange rate translation, net of tax	(279)	189	(267)	129

Comprehensive (loss) income	$(1,528)	$3,326	$(2,143)	$4,364

The changes in other comprehensive (loss) income are non-cash items.
Accumulated other comprehensive (loss) income balances, net of tax effects, were other comprehensive loss of $112,000 and other comprehensive income of $155,000 at September 30, 2011 and March 31, 2011, respectively.

Note 20 — Income Taxes
For the three months ended September 30, 2011, the Company recorded income tax benefit from continuing operations of $879,000, compared to income tax expense from continuing operations of $1.1 million for the three months ended September 30, 2010. The effective income tax rate applied to continuing operations for the three months ended September 30, 2011 was 41.3%, compared to 42.4% for the three months ended September 30, 2010. For the six months ended September 30, 2011, the Company recorded income tax benefit from continuing operations of $1.2 million, compared to income tax expense from continuing operations of $1.4 million for the six months ended September 30, 2010. The effective income tax rate applied to continuing operations for the six months ended September 30, 2011 was 39.3%, compared to 45.2% for the six months ended September 30, 2010.
For the three months ended September 30, 2010, the Company recorded income tax expense from discontinued operations of $957,000 at an effective tax rate of 36.3%. For the six months ended September 30, 2010, the Company recorded income tax expense from discontinued operations of $1.5 million at an effective tax rate of 36.6%.
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
At September 30, 2011 and March 31, 2011, management evaluated the need for a valuation allowance. Based on the history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, it was concluded that the Company would more likely than not be able to realize the entire $32.0 million of deferred tax assets recorded at September 30, 2011 and $30.8 million at March 31, 2011. Therefore no valuation allowance was recorded at either September 30, 2011 or March 31, 2011. The deferred tax assets at September 30, 2011 are composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards which will begin to expire in fiscal 2029. The Company also had foreign tax credit carryforwards at September 30, 2011 which will begin to expire in 2016.
The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $612,000. During the six months ended September 30, 2011 an additional $111,000 of UTB’s were accrued, which was net of $23,000 of deferred federal and state income tax benefits. At September 30, 2011, interest accrued was $198,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $723,000.
The Company’s federal income tax returns for tax years ending in 2007 through 2010 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2012.
Note 21 — Related Party Transactions
On April 6, 2011, the Board of Directors of the Company terminated the employment of the President and Chief Executive Officer, Cary L. Deacon. The Company recognized approximately $1.4 million in expense during the first six months of fiscal 2012 related to severance costs arising out of the termination of Mr. Deacon’s employment.

Note 22 — Variable Interest Entity
On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation. At both September 30, 2011 and March 31, 2011, the Company assessed its variable interest in FUNimation including the terms of the exclusive distribution and logistics and fulfillment services agreements, employment matter indemnification (maximum exposure of $250,000), and the office lease guarantee (released and replaced with a $1.5 million standby letter of credit) to determine if FUNimation met the definition of a variable interest entity (“VIE”). Based on the Company’s evaluation it was determined that FUNimation was a VIE. Consolidating any VIEs within the Company’s financial results is required if the Company is found to be the primary beneficiary. However, because the Company did not have the power to direct the activities of the VIE that most significantly impacted their economic performance, nor did the Company have the obligation to absorb the significant losses or the right to receive significant benefits from the VIE, it was determined that the Company was not the primary beneficiary. Therefore, the results of FUNimation were not consolidated into the Company’s financial results (see further disclosure regarding the letter of credit in Note 12).
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
Through the distribution business, the Company distributes computer software, consumer electronics and accessories, video games and home video and also provides complete logistics solutions. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering, and gift card fulfillment.
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

Financial information by reportable segment is included in the following summary for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2011
Net sales	$104,037	$6,315	$(3,784)	$106,568
(Loss) income from operations	(1,670)	85	—	(1,585)
(Loss) income from continuing operations, before income tax	(2,389)	261	—	(2,128)
Depreciation and amortization expense	763	164	—	927
Capital expenditures	273	50	—	323
Total assets	138,424	28,875	(1,897)	165,402

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2010
Net sales (1)	$118,761	$8,656	$(6,941)	$120,476
Income from operations	1,699	1,458	—	3,157
Income (loss) from continuing operations, before income tax (2)	1,712	1,583	(766)	2,529
Depreciation and amortization expense	828	163	—	991
Capital expenditures	79	22	—	101
Total assets (3)	117,413	32,122	(7,733)	141,802

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2011
Net sales	$205,771	$13,522	$(8,709)	$210,584
(Loss) income from operations	(3,909)	1,729	—	(2,180)
(Loss) income from continuing operations, before income tax	(5,172)	2,081	—	(3,091)
Depreciation and amortization expense	1,570	329	—	1,899
Capital expenditures	514	61	—	575
Total assets	138,424	28,875	(1,897)	165,402

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2010
Net sales (1)	$214,714	$15,710	$(11,156)	$219,268
Income from operations	1,708	2,605	—	4,313
Income from continuing operations, before income tax (2)	1,711	2,876	(1,556)	3,031
Depreciation and amortization expense	1,637	245	—	1,882
Capital expenditures	378	57	—	435
Total assets (3)	117,413	32,122	(7,733)	141,802

(1)	For the three and six months ended September 30, 2010, $9.0 million and $16.7 million, respectively, net sales from discontinued operations were excluded from publishing sales above.

(2)
Eliminations represent the interest expense previously allocated to FUNimation, but which amount was not allowed to be allocated to discontinued operations at the time of the discontinued operations reclassification.

(3)	At September 30, 2010, $39.8 million in assets of discontinued operations were excluded from total publishing assets above.

Product Line Data
The following table provides net sales by product line for each business segment for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2011
Software	$77,528	$6,315	$(3,784)	$80,059
Consumer electronics and accessories	14,816	—	—	14,816
Video games	5,556	—	—	5,556
Home video	6,137	—	—	6,137

Consolidated	$104,037	$6,315	$(3,784)	$106,568

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2010
Software	$94,372	$8,656	$(6,941)	$96,087
Consumer electronics and accessories	6,468	—	—	6,468
Video games	7,924	—	—	7,924
Home video	9,997	—	—	9,997

Consolidated	$118,761	$8,656	$(6,941)	$120,476

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2011
Software	$151,956	$13,522	$(8,709)	$156,769
Consumer electronics and accessories	27,042	—	—	27,042
Video games	10,352	—	—	10,352
Home video	16,421	—	—	16,421

Consolidated	$205,771	$13,522	$(8,709)	$210,584

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2010
Software	$172,797	$15,710	$(11,156)	$177,351
Consumer electronics and accessories	11,257	—	—	11,257
Video games	11,594	—	—	11,594
Home video	19,066	—	—	19,066

Consolidated	$214,714	$15,710	$(11,156)	$219,268

Geographic Data
The following table provides net sales by geographic region for the three and six months ended September 30, 2011 and 2010 and property, plant and equipment, net of accumulated depreciation by geographic region at September 30, 2011 and March 31, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Net Sales	2011	2010	2011	2010
United States	$95,995	$110,090	$191,208	$201,055
International	10,573	10,386	19,376	18,213

Total net sales	$106,568	$120,476	$210,584	$219,268

Property, Plant and Equipment, Net	September 30, 2011	March 31,2011
United States	$7,869	$8,829
International	344	470

Total property, plant and equipment, net	$8,213	$9,299

Sales Channel Data
The following table provides net sales by sales channel for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Retail	$91,869	$111,091	$182,390	$202,286
E-commerce	14,699	9,385	28,194	16,982

Total net sales	$106,568	$120,476	$210,584	$219,268

Note 24 — Subsequent Events
During October 2011, the Company implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations (“Restructuring Plan”). These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the Company’s long-term growth strategy plan.
J. Reid Porter, the Company’s Chief Operating Officer and Chief Financial Officer, retired effective October 28, 2011. Mr. Porter’s retirement resulted in the acceleration of vesting of all his unvested restricted stock units and stock options as of October 28, 2011.
The Company expects to record pre-tax restructuring charges and other non-recurring expenses related to the subsequent events discussed above of approximately $8.5 million to $9.5 million during the third and fourth quarters of fiscal year 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a distributor and provider of complete logistics solutions to traditional and internet-based retailers. Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. Additionally, we are a publisher of computer software.
Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Costco Wholesale Corporation, Staples, Office Depot, OfficeMax, Target, Apple, Amazon and RadioShack, and we distribute to nearly 17,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors with access to broad retail channels. In order to participate in the growing revenue streams resulting from e-commerce and fulfillment services, we are expanding the business services we offer.
Our business is operates through two business segments — Distribution and Publishing.
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
During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations (“Restructuring Plan”). These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the our long-term growth strategy. We expect to record pre-tax restructuring charges and other non-recurring expenses of approximately $8.5 million to $9.5 million during the third and fourth quarters of fiscal year 2012.
Executive Summary
Continuing Operations
Consolidated net sales from continuing operations for the second quarter of fiscal 2012 decreased 11.5% to $106.6 million compared to $120.5 million for the second quarter of fiscal 2011. This $13.9 million decrease in net sales was due to reduced demand in software, video game and home video products, partially offset by an increase in net sales of consumer electronics and accessories, which was driven by the expansion of new products with existing and new customers.

Our gross profit from continuing operations decreased to $12.6 million, or 11.8% of net sales, in the second quarter of fiscal 2012 compared to $17.3 million, or 14.4% of net sales, for the same period in fiscal 2011. The $4.7 million decrease in gross profit and 2.6% decrease in gross profit margin percentage was principally due to decreased sales volume, with a mix of sales that included a higher amount of lower gross profit margin security and utilities software products within the distribution segment and lower gross profit margin value-priced software titles in the publishing segment.
Total operating expenses from continuing operations for the second quarter of fiscal 2012 were $14.2 million, or 13.3% of net sales, compared to $14.1 million, or 11.7% of net sales, in the same period for fiscal 2011. The $77,000 increase was primarily a result of a $330,000 increase in bad debt expense due to increased higher risk receivable balances, and a $119,000 increase in general and administrative expenses for the second quarter fiscal 2012 attributed to increased share-based compensation, partially offset by decreased selling and marketing expenses during the second quarter of fiscal 2012.
Net loss from continuing operations for the second quarter of fiscal 2012 was $1.2 million or $0.03 per diluted share compared to net income from continuing operations of $1.5 million or $0.04 per diluted share for the same period last year.
Consolidated net sales from continuing operations for the six months ended September 30, 2011 were $210.6 million compared to $219.3 million for the first six months of fiscal 2011, a decrease of 4.0%. The $8.7 million decrease in net sales was principally due to reduced demand in software, video games, and home video products as well as a reduction in publishing software sales into retail. These decreases in net sales were partially offset by the increase in net sales of consumer electronics and accessories, which was driven by the expansion of new products with existing and new customers.
Our gross profit from continuing operations was $26.4 million, or 12.5% of net sales, for the first six months of fiscal 2012, compared with $31.7 million, or 14.5% of net sales, for the same period in fiscal 2011. Both the $5.3 million decrease in gross profit and 2.0% decrease in gross profit margin were due to decreased sales volume, with a mix of lower gross profit margin security and utility software products within the distribution segment and lower gross profit margin value-priced software titles in the publishing segment.
Total operating expenses from continuing operations for the six months ended September 30, 2011 were $28.6 million, or 13.6% of net sales, compared to $27.4 million, or 12.5% of net sales, in the same period for fiscal 2011. The increase in operating expenses of 1.1% of net sales was primarily due to CEO transition costs of $1.7 million, partially offset by reduced personnel costs.
Net loss from continuing operations for the six months ended September 30, 2011 was $1.9 million or $0.05 per diluted share compared to net income from continuing operations of $1.7 million or $0.04 per diluted share for the same period last year.
Discontinued Operations
On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
There were no net sales from discontinued operations for the six months ended September 30, 2011. Net sales from discontinued operations for the three and six months ended September 30, 2010 were $9.0 million and $16.7 million, respectively. FUNimation benefitted from a strong release schedule of Dragonball Z titles and the receipt of agency fees related to a licensing agreement.
Net income from discontinued operations for the three and six month ended September 30, 2010 was $1.7 million or $0.05 per diluted share and $2.6 million or $0.07 per diluted share, respectively.
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
At both September 30, 2011 and March 31, 2011 we had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $37.3 million and $33.3 million at September 30, 2011 and March 31, 2011, respectively. At September 30, 2011, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.
In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both September 30, 2011 and March 31, 2011. Such interest amounts have been, and continue to be, payable monthly.
Forward-Looking Statements / Risk Factors
We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, including this Quarterly Report on Form 10-Q, news releases, written or oral presentations made by officers or other representatives made by us to analysts, shareholders, investors, news organizations and others and discussions with management and other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business; pending SEC investigation or litigation could subject us to significant costs, judgments or penalties and could divert management’s attention; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and publishing, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility; our debt agreement limits operating and financial flexibility; we may incur additional debt, which could exacerbate the risks associated with current debt levels; fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.
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

The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales:
Distribution	$104,037	$118,761	$205,771	$214,714
Publishing	6,315	8,656	13,522	15,710

Net sales before inter-company eliminations	110,352	127,417	219,293	230,424
Inter-company sales	(3,784)	(6,941)	(8,709)	(11,156)

Net sales as reported	$106,568	$120,476	$210,584	$219,268

Results of Operations
The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales:
Distribution	97.6%	98.6%	97.6%	97.9%
Publishing	5.9	7.2	6.4	7.2
Inter-company sales	(3.5)	(5.8)	(4.0)	(5.1)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of depreciation	88.2	85.6	87.5	85.5

Gross profit	11.8	14.4	12.5	14.5

Operating expenses
Selling and marketing	4.7	4.4	4.8	4.6
Distribution and warehousing	2.3	2.2	2.3	2.3
General and administrative	5.4	4.3	5.6	4.7
Depreciation and amortization	0.9	0.8	0.9	0.9

Total operating expenses	13.3	11.7	13.6	12.5

(Loss) income from operations	(1.5)	2.7	(1.1)	2.0
Interest income (expense), net	(0.3)	(0.4)	(0.3)	(0.4)
Other income (expense), net	(0.2)	(0.1)	(0.1)	(0.2)

(Loss) income from continuing operations — before taxes	(2.0)	2.2	(1.5)	1.4
Income tax benefit (expense)	0.8	(0.9)	0.6	(0.6)

Net (loss) income from continuing operations	(1.2)	1.3	(0.9)	0.8
Discontinued operations:
Income from discontinued operations, net of tax	—	1.4	—	1.2

Net (loss) income	(1.2)%	2.7%	(0.9)%	2.0%

Distribution Segment
The distribution segment distributes computer software, consumer electronics and accessories, video games and home video and provides fee-based logistical services.
Fiscal 2012 Second Quarter Results from Continuing Operations Compared To Fiscal 2011 Second Quarter
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the distribution segment decreased $14.7 million, or 12.4%, to $104.0 million for the second quarter of fiscal 2012 compared to $118.8 million for the second quarter of fiscal 2011. Net sales decreased $16.9 million in the software product group to $77.5 million during the second quarter of fiscal 2012 from $94.4 million for the same period last year due to reduced demand for our software products. Consumer electronics and accessories net sales increased $8.3 million to $14.8 million during the second quarter of fiscal 2012 from $6.5 million for the same period last year due to the distribution of new products to existing and new customers. Video games net sales decreased $2.3 million to $5.6 million in the second quarter of fiscal 2012 from $7.9 million for the same period last year, due to fewer video game releases. Home video net sales decreased $3.8 million to $6.2 million in the second quarter of fiscal 2012 from $10.0 million in second quarter of fiscal 2011, primarily due to two large customers no longer selling our home video products. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
Gross profit for the distribution segment was $9.6 million, or 9.2% of net sales, for the second quarter of fiscal 2012 compared to $12.5 million, or 10.5% of net sales, for second quarter of fiscal 2011. The $2.9 million decrease in gross profit and the 1.3% decrease in gross profit margin percent were primarily due to decreased software sales, and a mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
Total operating expenses for the distribution segment were $11.2 million, or 10.8% of net sales, for the second quarter of fiscal 2012 compared to $10.8 million, or 9.1% of net sales, for the second quarter of fiscal 2011. Overall expenses for selling and marketing and general and administrative expenses increased, which were partially offset by the decreased distribution and warehousing and depreciation and amortization expenses.
Selling and marketing expenses for the distribution segment increased $108,000 to $3.6 million, or 3.5% of net sales, for the second quarter of fiscal 2012 compared to $3.5 million, or 2.9% of net sales, for the second quarter of fiscal 2011. This increase was primarily due to additional personnel costs related to the new business development group, partially offset by a reduction in freight expense due to lower sales volume.
Distribution and warehousing expenses for the distribution segment were $2.5 million, or 2.4% of net sales, for the second quarter of fiscal 2012 compared to $2.7 million, or 2.3% of net sales, for the second quarter of fiscal 2011. The $191,000 decrease was primarily a result of decreased personnel costs compared to the second quarter of fiscal 2011.
General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $4.4 million, or 4.2% of net sales, for the second quarter of fiscal 2012 compared to $3.8 million, or 3.1% of net sales, for the second quarter of fiscal 2011. The $588,000 increase in the second quarter of fiscal 2012 was primarily a result of increased share-based compensation expense, higher professional fees related to CEO recruitment as well as an increase of $280,000 in bad debt expense as a result of an increase in higher risk accounts receivable balances.
Depreciation and amortization expense for the distribution segment was $763,000 for the second quarter of fiscal 2012 compared to $828,000 for the second quarter of fiscal 2011. The $65,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating (Loss) Income
Net operating loss from continuing operations for the distribution segment was $1.7 million for the second quarter of fiscal 2012 compared to net operating income of $1.7 million for the second quarter of fiscal 2011.
Fiscal 2012 Six Months Results from Continuing Operations Compared With Fiscal 2011 Six Months
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the distribution segment decreased $8.9 million, or 4.2%, to $205.8 million for the first six months of fiscal 2012 compared to $214.7 million for the first six months of fiscal 2011. Net sales decreased $20.8 million in the software product group to $152.0 million for the first six months of fiscal 2012 from $172.8 million for the same period last year primarily due to decreased demand for our software products. Consumer electronics and accessories net sales increased $15.8 million to $27.0 million during the second quarter of fiscal 2012 from $11.2 million for the same period last year due to the distribution of new products to existing customers and obtaining new customers. Video games net sales decreased $1.2 million to $10.4 million for the first six months of fiscal 2012 from $11.6 million for the same period last year, due to fewer video game releases. Home video net sales decreased $2.7 million to $16.4 million for the first six months of fiscal 2012 from $19.1 million for the first six months of fiscal 2011, primarily due to two large customers no longer selling our home video products. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
Gross profit for the distribution segment was $19.7 million, or 9.6% of net sales, for the first six months of fiscal 2012 compared to $22.9 million, or 10.7% of net sales, for the first six months of fiscal 2011. The $3.2 million decrease in gross profit and the 1.1% decrease in gross profit margin were both primarily due to decreased software sales and a mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
Total operating expenses for the distribution segment were $23.6 million, or 11.5% of net sales, for the first six months of fiscal 2012 compared to $21.2 million, or 9.9% of net sales, for the same period of fiscal 2011. Overall expenses for selling and marketing and general and administrative expenses increased, which were partially offset by the decreased distribution and warehousing and depreciation and amortization expenses.
Selling and marketing expenses for the distribution segment increased $592,000 to $7.4 million, or 3.6% of net sales, for the first six months of fiscal 2012 compared to $6.8 million, or 3.2% of net sales, for the first six months of fiscal 2011. This increase was primarily due to additional personnel costs related to the new business development group, net of a reduction in freight expense due to lower sales volume.
Distribution and warehousing expenses for the distribution segment were $4.9 million, or 2.4% of net sales, for the first six months of fiscal 2012 compared to $5.2 million, or 2.4% of net sales, for the same period of fiscal 2011. The $220,000 decrease was primarily due to decreased personnel costs.
General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $9.8 million, or 4.8% of net sales, for the first six months of fiscal 2012 compared to $7.7 million, or 3.6% of net sales, for the first six months of fiscal 2011. The $2.1 million increase was primarily a result of CEO transition costs of $1.7 million incurred during the first six months of fiscal 2012.
Depreciation and amortization for the distribution segment was $1.6 million for both the first six months of fiscal 2012 and the first six months of fiscal 2011.

Operating (Loss) Income
Net operating loss from continuing operations for the distribution segment was $3.9 million for the first six months of fiscal 2012 compared to net operating income of $1.7 million for the same period of fiscal 2011.
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
Fiscal 2012 Second Quarter Results from Continuing Operations Compared To Fiscal 2011 Second Quarter
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the publishing segment were $6.3 million for the second quarter of fiscal 2012 compared to $8.7 million for the second quarter of fiscal 2011. The $2.4 million, or 27.0% decrease in net sales, was primarily due to a decline in retail sales resulting from reduced demand and loss of shelf space. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.
Gross Profit
Gross profit for the publishing segment was $3.0 million, or 48.2% of net sales, for the second quarter of fiscal 2012 compared to $4.8 million, or 55.2% of net sales, for the second quarter of fiscal 2011. The $1.8 million decrease in gross profit and the 7.0% decrease in gross profit margin percentage were both a result of decreased sales volume and the mix of sales that included a significant amount of lower gross profit margin value-priced software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
Total operating expenses decreased $363,000 for the publishing segment to $3.0 million, or 46.9% of net sales, for the second quarter of fiscal 2012, from $3.3 million, or 38.4% of net sales, for the second quarter of fiscal 2011. Overall expenses decreased in all categories of operating expenses.
Selling and marketing expenses for the publishing segment were $1.4 million, or 22.3% of net sales, for the second quarter of fiscal 2012 compared to $1.8 million, or 20.7% of net sales, for the second quarter of fiscal 2011. The $380,000 decrease was primarily due to personnel and related expense reductions associated with sales force changes.
General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $1.4 million, or 22.0% of net sales, for the second quarter of fiscal 2012 compared to $1.4 million, or 15.8% of net sales, for the second quarter of fiscal 2011.
Depreciation and amortization expense for the publishing segment remained flat at $164,000 for the second quarter of fiscal 2012 compared to $163,000 for the second quarter of fiscal 2011.

Operating Income
The publishing segment had net operating income of $85,000 for the second quarter of fiscal 2012 compared to $1.5 million for the second quarter of fiscal 2011.
Fiscal 2012 Six Months Results from Continuing Operations Compared With Fiscal 2011 Six Months
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the publishing segment were $13.5 million for the first six months of fiscal 2012 compared to $15.7 million for the same period of fiscal 2011. The $2.2 million, or 13.9% decrease in net sales, over the prior year six months was primarily due to a decline in retail sales of print productivity and gaming products, partially offset by an increase in the licensing revenue. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.
Gross Profit
Gross profit for the publishing segment was $6.6 million, or 49.1% of net sales, for the first six months of fiscal 2012 compared to $8.8 million, or 56.0% of net sales, for the first six months of fiscal 2011. The $2.2 million decrease in gross profit and 6.9% decrease in gross profit margin percent were both primarily a result of decreased sales volume and the mix of sales included lower gross profit margin value-priced software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
Total operating expenses decreased $1.3 million for the publishing segment to $4.9 million for the first six months of fiscal 2012 from $6.2 million for the first six months of fiscal 2011. Overall selling and marketing, and general and administrative expenses decreased, but were partially offset by increases in depreciation and amortization expense.
Selling and marketing expenses for the publishing segment were $2.7 million, or 19.9% of net sales, for the first six months of fiscal 2012 compared to $3.4 million, or 21.6% of net sales, for the first six months of fiscal 2011. The $705,000 decrease was principally due to personnel and related expense reductions associated with sales force changes.
General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment decreased to $1.9 million, or 14.0% of net sales, for the first six months of fiscal 2012 compared to $2.6 million, or 16.3% of net sales, for the first six months of fiscal 2011. The $655,000 decrease was primarily due to the reversal of the $526,000 first anniversary Punch! contingent liability accrual during the first six months of fiscal 2012 as well as a reduction in personnel costs associated with a headcount reduction, partially offset by an increase in legal fees.
Depreciation and amortization for the publishing segment was $329,000 for the first six months of fiscal 2012 compared to $245,000 for the first six months of fiscal 2011. The $84,000 increase was associated with the amortization of the Punch! acquisition-related intangibles for a full six months in fiscal 2012.
Operating Income
The publishing segment had net operating income of $1.7 million for the first six months of fiscal 2012 compared to $2.6 million for the first six months of fiscal 2011.

Consolidated Other Income and Expense
Interest income (expense), net was expense of $288,000 for the second quarter of fiscal 2012 compared to expense of $456,000 for the second quarter of fiscal 2011. Interest income (expense), net was expense of $581,000 for the first six months of fiscal 2012 compared to expense of $851,000 for the same period of fiscal 2011. The decrease in interest expense for both the second quarter and first six months of fiscal 2012 was a result of a reduction in borrowings from the second quarter of fiscal 2011.
Other income (expense), net, which consists of foreign exchange loss, for the three and six months ended September 30, 2011 was expense of $255,000 and $330,000, respectively. Other income (expense), net, for the three and six months ended September 30, 2010 was expense of $172,000 and $431,000, respectively.
Consolidated Income Tax Expense from Continuing Operations
We recorded income tax benefit from continued operations of $879,000 for the second quarter of fiscal 2012 or an effective tax rate of 41.3% compared to income tax expense of $1.1 million or an effective tax rate of 42.4% for the second quarter of fiscal 2011. We recorded income tax benefit from continued operations for the first six months of fiscal 2012 of $1.2 million or an effective tax rate of 39.3% compared to income tax expense of $1.4 million or an effective tax rate of 45.2% for the first six months of fiscal 2011. The decrease in our effective tax rate for both the three and six months ended September 30, 2011 was primarily due to the fact that in the first six months of fiscal 2011 the Company recorded income tax expense from discontinued operations in addition to the income tax expense from continuing operations. Additionally, the tax expense from continuing operations for the first three and six months of fiscal 2011 included the impact of discrete items, which included our state rate adjustment for additional state filings due to the Punch! acquisition and changes to state apportionment rules.
Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not, based on the weight of available evidence, we would not be able to realize all or part of our deferred tax assets. An assessment is required of all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Based on our history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, we concluded that we will more likely than not be able to realize the entire $32.0 million of deferred tax assets recorded at September 30, 2011 and $30.8 million at March 31, 2011.
We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits, and total UTB’s net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $612,000. During the six months ended September 30, 2011, an additional $111,000 of UTB’s were accrued, which was net of $23,000 of deferred federal and state income tax benefits. At September 30, 2011, interest accrued was $198,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $723,000.
Consolidated Net (Loss) Income from Continuing Operations
We recorded net loss from continuing operations of $1.2 million for the second quarter of fiscal 2012 compared to net income from continuing operations of $1.5 million for the second quarter of fiscal 2011. For the first six months of fiscal 2012, we recorded net loss from continuing operations of $1.9 million, compared to net income from continuing operations of $1.7 million for the same period last year.
Discontinued Operations
On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
There were no net sales from discontinued operations for the six months ended September 30, 2011. We recorded net income from discontinued operations of $1.7 million, net of tax, for the second quarter of fiscal 2011 and net income from discontinued operations of $2.6 million, net of tax, for the first six months of fiscal 2011.

Consolidated Net (Loss) Income
For the second quarter of fiscal 2012, we recorded net loss of $1.2 million compared to net income of $3.1 million for the same period last year. For the first six months of fiscal 2012, we recorded net loss of $1.9 million, compared to net income of $4.2 million for the same period last year.
Market Risk
At September 30, 2011, we had no outstanding indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have no impact on our annual interest expense.
Although increasing in number, we have a limited number of customers in Canada. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three and six months ended September 30, 2011 we had foreign exchange transaction loss of $255,000 and $329,000, respectively and foreign exchange transaction loss of $172,000 and $431,000, respectively, for the three and six months ended September 30, 2010.
Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At September 30, 2011 we had accumulated other comprehensive loss related to foreign translation of $112,000 compared to accumulated other comprehensive gain of $155,000 at March 31, 2011.
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
Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
Cash used in operating activities for the first six months of fiscal 2012 was $6.0 million compared to $4.0 million for the same period last year.
The net cash used in operating activities for the first six months of fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, including the reversal of the first anniversary Punch! contingent payment accrual of $526,000 which was unearned, depreciation and amortization of $1.9 million, amortization of debt acquisition costs of $298,000, amortization of software development costs of $442,000, share-based compensation of $424,000, an increase in deferred income taxes of $1.3 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first six months of fiscal 2012: accounts receivable increased $1.7 million, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $9.7 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $773,000, primarily resulting from amortization of prepaid expenses and recoupments of prepaid royalties; income taxes receivable increased $52,000, primarily due to the timing of required tax payments and tax refunds; accounts payable increased $4.5 million, primarily as a result of timing of payments and purchases; income taxes payable decreased $37,000 primarily due to the timing of required tax payments and tax refunds; and accrued expenses increased $692,000, primarily as a result of a $1.4 million severance accrual related to the departure of our former CEO, net of various accrual payments and a decrease in accrued wages due to timing of pay periods.

The net cash used in operating activities for the first six months of fiscal 2011 mainly reflected our net income, combined with various non-cash charges, including depreciation and amortization of $1.9 million, amortization of debt acquisition costs of $298,000, amortization of software development costs of $219,000, share-based compensation of $468,000, a decrease in deferred income taxes of $2.2 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first six months of fiscal 2011: accounts receivable decreased $5.5 million, as a result of collection efforts; inventories increased $5.7 million, primarily reflecting additional inventory related to the opening of our Canadian distribution facility and the timing of other inventory purchases; prepaid expenses increased $194,000, primarily resulting from prepaid royalty advances; income taxes receivable decreased $94,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $6.1 million, primarily as a result of timing of payments and purchases; income taxes payable increased $57,000, primarily due to the timing of required tax payments and tax refunds; and accrued expenses decreased $5.0 million, primarily due to the payment of the performance-based cash compensation accrual.
Investing Activities
Cash flows provided by investing activities totaled $20.1 million for the first six months of fiscal 2012 and cash flows used in investing activities totaled $9.0 million for the same period last year.
Proceeds from the sale of discontinued operations totaled $22.5 million and payment of the note payable — acquisition totaled $1.0 million, both in the first six months of fiscal 2012.
The cash paid for the acquisition of Punch! totaled $8.1 million in the first six months of fiscal 2011.
The investment in software development totaled $849,000 and $460,000 for the first six months of fiscal 2012 and 2011, respectively.
The purchases of property and equipment totaled $575,000 and $435,000 in the first six months of fiscal 2012 and 2011, respectively. Purchases of property and equipment in fiscal 2012 consisted primarily of a back-up generator and computer equipment. Purchases of property and equipment in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian distribution facility.
Financing Activities
Cash flows used in financing activities totaled $8.7 million for the first six months of fiscal 2012 and cash flows provided by financing activities totaled $10.4 million for the first six months of fiscal 2011.
For the first six months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $28.2 million and a decrease in checks written in excess of cash balances of $8.8 million.
For the first six months of fiscal 2011, we had proceeds from the revolving line of credit of $99.7 million, repayments of the revolving line of credit of $91.9 million, a payment of deferred compensation of $1.3 million and an increase in checks written in excess of cash balances of $4.0 million.
Capital Resources
On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility calls for monthly interest payments at the bank’s base rate, as defined in the Credit Facility, plus 4.0%, or LIBOR plus 4.0%, at our discretion. The entire outstanding balance of principal and interest is due in full on November 12, 2012. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2011 we had zero outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $37.3 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 7.5% at both September 30, 2011 and March 31, 2011. Such interest amounts have been and continue to be payable monthly.
Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a borrowing base availability requirement. At September 30, 2011, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.
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
We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other growth product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) severance payments (5) investments to sign exclusive distribution agreements; (6) equipment needs for our operations; and (7) asset or company acquisitions. During the first six months of fiscal 2012, we invested approximately $4.7 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
Net cash flows provided by discontinued operations were $2.6 million for the first six months of fiscal 2011.
At September 30, 2011, we had zero outstanding on our $65.0 million Credit Facility. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2011, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $37.3 million. At September 30, 2011, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants over the next twelve months.
We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, costs of restructuring and to finance expansion plans and strategic initiatives for at least the next 12 months, absent significant acquisitions. Additionally, with respect to long-term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.

Contractual Obligations
The following table presents information regarding contractual obligations that existed as of September 30, 2011 by fiscal year (in thousands):

		Less			More
		than 1	1 – 3	3 – 5	than 5
	Total	Year	Years	Years	Years
Operating leases (1)	$14,936	$1,232	$4,671	$4,180	$4,853
Capital leases (2)	94	37	57	—	—
Contingent payment — acquisition (3)	422	422	—	—	—
License and distribution agreements	2,917	1,002	1,705	210	—

Total	$18,369	$2,693	$6,433	$4,390	$4,853

(1)	See further disclosure in Note 12 to our consolidated financial statements.

(2)	See further disclosure in Note 13 to our consolidated financial statements.

(3)	See further disclosure in Note 3 to our consolidated financial statements.
We have excluded liabilities resulting from uncertain tax positions of $946,000 from the table above because we are unable to make a reasonable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as the balance at September 30, 2011 is zero and future interest rates are uncertain.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information with respect to disclosures about market risk is contained in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk in this Form 10-Q.

Item 4.	Controls and Procedures
(a) Controls and Procedures
We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) The following exhibits are included herein:

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2		Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2		Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	*
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on November 4, 2011, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2011 and March 31, 2011; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*
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

Navarre Corporation (Registrant)
Date: November 4, 2011	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ Diane Lapp
Diane Lapp
Interim Chief Financial Officer (Principal Financial and Accounting Officer)