Form 10-Q
period 2011-12-31
NAVARRE CORP /MN/
filed 2012-02-03
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at January 30, 2012
Common Stock, No Par Value	37,103,010 shares

NAVARRE CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2011
	(Unaudited)	March 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$1,882	$—
Accounts receivable, net	92,144	57,833
Receivable from the sale of discontinued operations	—	24,000
Inventories	32,784	24,913
Prepaid expenses	2,583	3,957
Deferred tax assets — current, net	3,462	6,436
Other assets — current	20	—

Total current assets	132,875	117,139
Property and equipment, net	7,534	9,299
Software development costs, net	1,231	2,202
Other assets:
Intangible assets, net	1,675	2,375
Goodwill	—	5,709
Deferred tax assets — non-current, net	13,874	24,320
Non-current prepaid royalties	5,117	9,667
Other assets	2,588	3,155

Total assets	$164,894	$173,866

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$112,855	$80,379
Checks written in excess of cash balances	—	8,790
Accrued expenses	6,944	7,768
Contingent payment obligation short-term — acquisition (Note 4)	422	526
Note payable — acquisition (Note 4)	—	1,002
Other liabilities — short-term	81	103

Total current liabilities	120,302	98,568
Long-term liabilities:
Contingent payment obligation long-term — acquisition (Note 4)	—	422
Other liabilities — long-term	1,629	1,795

Total liabilities	121,931	100,785
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 37,048,843 at December 31, 2011 and 36,577,605 at March 31, 2011	163,954	162,997
Accumulated deficit	(121,024)	(90,071)
Accumulated other comprehensive income	33	155

Total shareholders’ equity	42,963	73,081

Total liabilities and shareholders’ equity	$164,894	$173,866

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net sales	$153,497	$147,325	$364,081	$366,593
Cost of sales (exclusive of depreciation)	145,857	129,512	330,059	317,043

Gross profit	7,640	17,813	34,022	49,550
Operating expenses:
Selling and marketing	5,701	5,910	15,749	16,071
Distribution and warehousing	2,685	2,922	7,623	8,080
General and administrative	6,532	5,924	18,209	16,147
Depreciation and amortization	883	983	2,782	2,865
Goodwill and intangible impairment	5,996	—	5,996	—

Total operating expenses	21,797	15,739	50,359	43,163

Income (loss) from operations	(14,157)	2,074	(16,337)	6,387
Other income (expense):
Interest income (expense), net	(292)	(506)	(873)	(1,357)
Other income (expense), net	(171)	(108)	(501)	(539)

Income (loss) from continuing operations before income tax	(14,620)	1,460	(17,711)	4,491
Income tax expense	(14,457)	(393)	(13,242)	(1,764)

Net income (loss) from continuing operations	(29,077)	1,067	(30,953)	2,727
Discontinued operations:
Income from discontinued operations, net of tax	—	1,849	—	4,424

Net income (loss)	$(29,077)	$2,916	$(30,953)	$7,151

Basic earnings (loss) per common share:
Continued operations	$(0.79)	$0.03	$(0.84)	$0.08
Discontinued operations	—	0.05	—	0.12

Net income (loss)	$(0.79)	$0.08	$(0.84)	$0.20

Diluted earnings (loss) per common share:
Continued operations	$(0.79)	$0.03	$(0.84)	$0.07
Discontinued operations	—	0.05	—	0.12

Net income (loss)	$(0.79)	$0.08	$(0.84)	$0.19

Weighted average shares outstanding:
Basic	36,977	36,471	36,805	36,405
Diluted	36,977	37,008	36,805	36,925
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Operating activities:
Net income (loss)	$(30,953)	$7,151
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(4,424)
Contingent payment obligation — unearned	(526)	—
Depreciation and amortization	2,782	2,865
Amortization of debt acquisition costs	448	447
Amortization of software development costs	1,876	360
Share-based compensation expense	933	786
Goodwill and intangible impairment	5,996	—
Deferred income taxes	13,420	4,184
Other	35	182
Changes in operating assets and liabilities:
Accounts receivable	(34,435)	(16,195)
Inventories	(8,006)	(6,394)
Prepaid expenses	5,924	(402)
Income taxes receivable	(20)	94
Other assets	151	(28)
Accounts payable	33,764	12,212
Income taxes payable	(37)	12
Accrued expenses	(661)	(4,585)

Net cash used in operating activities	(9,309)	(3,735)
Investing activities:
Proceeds from sale of discontinued operations	22,537	—
Repayment of note payable — acquisition	(1,009)	—
Cash paid for acquisition	—	(8,090)
Purchases of property and equipment	(593)	(483)
Investment in software development	(905)	(693)

Net cash provided by (used in) investing activities	20,030	(9,266)
Financing activities:
Proceeds from revolving line of credit	34,902	156,923
Payments on revolving line of credit	(34,902)	(151,010)
Payment of deferred compensation	—	(1,333)
Checks written in excess of cash balances	(8,790)	2,757
Debt acquisition costs	(165)	—
Other	116	7

Net cash provided by (used in) financing activities	(8,839)	7,344
Net cash provided by (used in) continuing operations	1,882	(5,657)
Discontinued operations:
Net cash provided by operating activities	—	6,026
Net cash used in investing activities	—	(362)
Net cash used in financing activities	—	(7)

Net increase (decrease) in cash	1,882	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$1,882	$—

Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$475	$1,306
Income taxes, net of refunds	(5)	7
Supplemental schedule of non-cash investing and financing activities:
Contingent payment obligation — unearned	$(526)	$—
Note payable and contingent payment obligation related to the Punch! purchase price allocation	—	1,950
Shares received for payment of tax withholding obligations	161	170
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	(122)	318
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Organization and Basis of Presentation
Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, is a distributor, provider of complete logistics solutions for traditional and e-commerce retail channels and publisher of computer software. The Company operates through two business segments — distribution and publishing.
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
The Company also formerly published and sold anime content through FUNimation Productions, Ltd. (“FUNimation”). The Company sold FUNimation on March 31, 2011, and accordingly, the results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see Note 3).
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
Because of the impairments and other charges recorded during fiscal 2012 and the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.
Basis of Consolidation
The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”). The results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see Note 3).
Reclassifications
Certain balance sheet classifications included in the consolidated financial statements have been reclassified from the prior years’ presentations to conform to the current year presentation.
Fair Value of Financial Instruments
The carrying value of the Company’s current financial assets and liabilities, because of their short-term nature, approximates fair value.

Revenue Recognition
Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and represented less than 10% of total net sales for the three and nine month periods ended December 31, 2011 and 2010. The Company provides fee-based services to certain of its customers and vendors, which are recognized on a net basis within sales. Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe this pronouncement will have a material impact on its consolidated financial statements.
ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 will have a material impact on its results of operations, financial condition, or cash flows.

Note 2 — Impairments and Other Charges
During October 2011, the Company implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations. In conjunction with the series of initiatives, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”). This assessment resulted in the Company abandoning inventory and other investments that were determined to not meet its requirements for financial returns. These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the Company’s long-term growth strategy plan. The Company expects substantially all restructuring activities to be completed by March 31, 2012. The Restructuring Plan includes:
•	The elimination of approximately 90 positions across all areas of the Company,

•	The relocation of Encore operations from Los Angeles, California to the corporate headquarters in Minneapolis, Minnesota, and

•	Vacating a leased property in Minneapolis, Minnesota, that was utilized for warehouse and manufacturing assembly space.
Net assets impacted included inventories, prepaid royalties, goodwill, intangibles and software development costs.
Inventory. The total inventory charges related to the distribution segment were $441,000 during the three and nine months ended December 31, 2011. The total inventory charges related to the publishing segment were $1.3 million during the three and nine months ended December 31, 2011. The Company records inventory at the lower of cost or market. When it is determined that the market value is lower than the cost, the Company establishes a reserve for the difference between carrying value and estimated realizable value. The Company determines the estimated realizable value by evaluating the nature and quantity of inventory on hand as compared to expected future sales volumes in addition to corroboration of estimated sales values with market participants.
Prepaid Royalties. The Company makes prepayments to licensors for the licensing of content. The prepayment is reduced by royalties earned by the licensor after the sale of the product. The Company evaluates its prepaid royalties for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. Based on the Company’s review of its business activities and the identification of investments that would not meet requirements for financial returns, the Company recorded an impairment charge related to the publishing segment for prepaid royalty amounts that will not be recouped of $5.8 million during the three and nine month periods ended December 31, 2011, which is included in cost of sales within the Consolidated Statements of Operations.
Software Development. The Company incurs software development costs for software to be sold, leased or marketed in the publishing business. Software development costs include third-party contractor fees and overhead costs. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. Based on the expected cash flows related to the publishing segment software development, the Company recorded an impairment charge of $1.2 million during the three and nine month periods ended December 31, 2011, which is included in cost of sales within the Consolidated Statements of Operations.
Severance and other related costs. The Company completed a Company-wide reduction in force during the three months ended December 31, 2011. In addition, the Company incurred expenses related to the CEO transition which commenced during the first quarter of fiscal 2012. For the three months ended December 31, 2011, the total severance and related costs were $2.3 million, of which $1.6 million were associated with the distribution business and $614,000 with the publishing business. For the nine months ended December 31, 2011, the total severance and related costs were $4.1 million, of which $3.3 million were associated with the distribution business and $809,000 with the publishing business. The Company records one-time termination benefit arrangement costs at the date of communication to employees as long as the plan establishes the benefits that employees will receive upon termination in sufficient detail to enable employees to determine the type and amount of benefits the employee would receive if involuntarily terminated. The Company records severance costs when the payment of the benefits is probable and reasonably estimable. Other related costs are recorded when the expense is incurred.
Goodwill and intangibles. During the three months ended December 31, 2011, the Company concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011 which included a review of its portfolio of businesses for where continued business investments would not meet its requirements for financial returns. The Company conducted goodwill and intangible impairment tests during the three months ended December 31, 2011 based on present facts and circumstances known and its business strategy in light of the Restructuring Plan, and existing industry and economic conditions, as well as taking into consideration future expectations.
The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The goodwill impairment charge for the publishing segment was $5.7 million during the three and nine months ended December 31, 2011.

The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. The Company determined that the Punch! trademark was impaired as of December 31, 2011. The intangible impairment charge for the publishing segment was $306,000 during the three and nine months ended December 31, 2011.
The following table summarizes the impairment and other charges included in the Company’s Consolidated Statement of Operations for the three months ended December 31, 2011 (in thousands):

	Software
	Development	Prepaid	Goodwill		Severance		Severance
	Costs -	Royalties -	and intangibles -	Inventory-	and other-	Inventory-	and other-
	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Distribution	Total
Cost of sales	$1,238	$5,826	$—	$1,287	$2	$441	$—	$8,794
Selling and marketing	—	—	—	—	86	—	213	299
Distribution and warehousing	—	—	—	—	—	—	146	146
General and administrative	—	—	—	—	526	—	1,290	1,816
Goodwill and intangible impairment	—	—	5,996	—	—	—	—	5,996

Total	$1,238	$5,826	$5,996	$1,287	$614	$441	$1,649	$17,051

The following table summarizes the impairment and other charges included in the Company’s Consolidated Statement of Operations for the nine months ended December 31, 2011 (in thousands):

	Software
	Development	Prepaid	Goodwill		Severance		Severance
	Costs -	Royalties -	and intangibles -	Inventory-	and other-	Inventory-	and other-
	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Distribution	Total
Cost of sales	$1,238	$5,826	$—	$1,287	$2	$441	$—	$8,794
Selling and marketing	—	—	—	—	86	—	213	299
Distribution and warehousing	—	—	—	—	—	—	146	146
General and administrative	—	—	—	—	721	—	2,952	3,673
Goodwill and intangible impairment	—	—	5,996	—	—	—	—	5,996

Total	$1,238	$5,826	$5,996	$1,287	$809	$441	$3,311	$18,908

The accrued expense activity related to impairments and other charges was as follows (in thousands):

		Royalty and
	Severance	Software	Severance
	and other-	Development-	and other-
	Publishing	Publishing	Distribution	Total
Accrued expense balance at March 31, 2011	$—	$—	$—	$—
Provision	809	1,092	3,081	4,982
Cash payments	379	—	2,571	2,950

Accrued expense balance at December 31, 2011	$430	$1,092	$510	$2,032

The Company expects to incur additional restructuring costs of approximately $6.0 million during the three months ended March 31, 2012 by segment as follows: Distribution $5.0 million and Publishing $1.0 million. Of the expected additional restructuring costs, $1.6 million relates to employee severance costs, $4.0 million relates to facility termination costs and approximately $400,000 relates to other charges.
Of the aggregate total expected impairment and restructuring costs of $25.0 million, approximately $2.6 million was cash expenditures during the three months ended December 31, 2011 and the Company expects $8.2 million will be cash expenditures which is expected to occur no later than the three months ended June 30, 2012.
Note 3 — Discontinued Operations
Sale Transaction
On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation, for $24.0 million. The proceeds were received in full during fiscal 2012 and therefore recorded as a receivable on the Company’s Consolidated Balance Sheets at March 31, 2011. In connection with the sale, the Company entered into an agreement to act as FUNimation’s exclusive distributor in the United States on a continuing basis, and act as FUNimation’s logistics and fulfillment services provider (see Note 23).
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
The summary of operating results from discontinued operations for the three and nine months ended December 31, 2010 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2010	2010
Net sales	$8,918	$25,627
Interest expense	109	328

Net income from discontinued operations, before income taxes	$2,899	$6,958
Income tax expense	(1,050)	(2,534)

Net income from discontinued operations, net of taxes	$1,849	$4,424

Note 4 — Acquisition
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
As discussed in Note 2, the goodwill was fully impaired during the three months ended December 31, 2011. In addition, the Company determined that the Punch! trademark was impaired at December 31, 2011 and recognized an impairment charge of $306,000 during the three months ended December 31, 2011.
The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash	$8,090
Note payable	1,002
Contingent payment obligation — short-term	422
Contingent payment obligation — unearned and unpaid	526

Fair value of total consideration transferred	$10,040

The Punch! purchase price was allocated as follows:	$1,114
Accounts receivable	$1,114
Inventory	815
Prepaid expenses	94
Property and equipment	18
Purchased intangibles	2,787
Goodwill	5,690
Accounts payable	(469)
Accrued expenses	(9)

$10,040

Net sales of Punch!, included in the Consolidated Statements of Operations for the three and nine months ended December 31, 2011 were $0.9 million and $3.8 million, respectively, compared to $1.5 million and $4.6 million for the three and nine months ended December 31, 2010, respectively. Although the Company has made reasonable efforts to calculate the precise impact that the Punch! acquisition had on the Company’s net income (loss) for these periods, the Company has deemed it impracticable to determine such amounts.
Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statements of Operations) for the three and nine months ended December 31, 2010 were zero and $185,000, respectively.
Note 5 — Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Trade receivables	$95,092	$60,151
Vendor receivables	2,670	2,039
Other receivables	59	344

	97,821	62,534
Less: allowance for doubtful accounts and sales discounts	3,222	2,674
Less: allowance for sales returns, net margin impact	2,455	2,027

Total	$92,144	$57,833

Note 6 — Inventories
Inventories, net of reserves, consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Finished products	$31,928	$22,144
Consigned inventory	2,003	1,992
Raw materials	1,606	1,596

	35,537	25,732
Less: inventory reserve	2,753	819

Total	$32,784	$24,913

Note 7 — Prepaid Expenses
Prepaid expenses consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Prepaid royalties	$1,477	$2,591
Other prepaid expenses	1,106	1,366

Current prepaid expenses	2,583	3,957
Non-current prepaid royalties	5,117	9,667

Total prepaid expenses	$7,700	$13,624

Note 8 — Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Furniture and fixtures	$1,159	$1,160
Computer and office equipment	18,487	18,173
Warehouse equipment	10,078	10,078
Leasehold improvements	2,244	1,944
Construction in progress	234	240

Total	32,202	31,595
Less: accumulated depreciation and amortization	24,668	22,296

Net property and equipment	$7,534	$9,299

Depreciation expense was $751,000 and $2.4 million for the three and nine months ended December 31, 2011, respectively and $851,000 and $2.6 million for the three and nine months ended December 31, 2010, respectively.

Note 9 — Capitalized Software Development Costs
The Company incurs software development costs for software to be sold, leased or marketed in the publishing business. Software development costs include third-party contractor fees and overhead costs. The Company capitalizes these costs once technological feasibility is achieved. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. As discussed in Note 2, the Company recorded an impairment charge of $1.2 million during the three and nine month periods ended December 31, 2011 based on the expected future cash flows, which is included in cost of sales within the Consolidated Statements of Operations. There were no impairment charges recorded during the three and nine month periods ended December 31, 2010.
Software development costs consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Software development costs	$3,931	$3,025
Less: accumulated amortization	2,700	823

Software development costs, net	$1,231	$2,202

Amortization expense was $1.4 million and $1.9 million for the three and nine months (including an impairment charge of $1.2 million) ended December 31, 2011, respectively and $140,000 and $359,000 for the three and nine months ended December 31, 2010, respectively and is included in cost of sales in the Consolidated Statements of Operations.
Note 10 — Goodwill and Intangible Assets
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
The Company’s reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. For the purpose of performing the required goodwill impairment tests, the Company applies a present value (discounted cash flow) method to determine the fair value of the goodwill of the publishing business. The publishing business had a goodwill balance of $5.7 million at March 31, 2011. There is no goodwill associated with the distribution business.
If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then the Company is required to perform the goodwill impairment test. Goodwill impairment is determined using a two-step process.
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

During the three months ended December 31, 2011, the Company concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011 which included a review of its portfolio of businesses for where continued business investments would not meet its requirements for financial returns. The Company conducted impairment tests during the three months ended December 31, 2011 based on present facts and circumstances known and its business strategy in light of the Restructuring Plan, and existing industry and economic conditions, as well as taking into consideration future expectations. Accordingly, during the three and nine months ended December 31, 2011, the Company recorded pre-tax, non-cash goodwill impairment charges of $5.7 million, which is included in goodwill and intangible impairment in the Consolidated Statements of Operations. These pre-tax, non-cash charges had no impact on the Company’s compliance with financial covenants in its credit agreement. There were no impairment charges recorded during the three and nine month periods ended December 31, 2010.
After recording the above impairment, the Company’s publishing segment had a goodwill balance of zero at December 31, 2011.
Indefinite Lived Intangible Assets
Indefinite lived intangible assets include the Punch! trademark, which is not amortized. The Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, to evaluate realizability of carrying values.
The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. As discussed in Note 2, the Company recorded pre-tax, non-cash impairment charges of $306,000 during the three and nine months ended December 31, 2011 which is included in goodwill and intangible impairment in the Consolidated Statements of Operations. There were no impairment charges recorded during the three and nine month periods ended December 31, 2010.
Definite Lived Intangible Assets
The Company evaluates its definite lived intangible amortizing assets for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. There were no impairment charges recorded during the three and nine month periods ended December 31, 2011 and 2010.
Intangible assets
Other identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and were valued as follows (in thousands):

	As of December 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$705	$1,235
Customer relationships	80	19	61
Customer list	167	96	71
Domain name	70	56	14
Trademarks (not amortized)	294	—	294

Total intangible assets	$2,551	$876	$1,675

	As of March 31, 2011
	Gross carrying	Accumulated
	amount	amortization	Net
Developed technology	$1,940	$373	$1,567
Customer relationships	80	10	70
Customer list	167	51	116
Domain name	70	48	22
Trademarks (not amortized)	600	—	600

Total intangible assets	$2,857	$482	$2,375

Aggregate amortization expense for the three and nine months ended December 31, 2011 was $131,000 and $395,000, respectively. Aggregate amortization expense for the three and nine months ended December 31, 2010 was $133,000 and $311,000, respectively.
The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2012	$132
2013	484
2014	386
2015	353
Thereafter	26

Total	$1,381

Debt issuance costs
Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Debt issuance costs	$1,955	$1,790
Less: accumulated amortization	1,293	845

Net debt issuance costs	$662	$945

Amortization expense of $149,000 and $448,000 for each of the three and nine months ended December 31, 2011 and December 31, 2010, was included in interest expense in the accompanying Consolidated Statements of Operations.
Note 11 — Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,	March 31,
	2011	2011
Compensation and benefits	$2,092	$2,217
Legal disputes and contingencies	250	2,854
Severance	940	—
Royalties	1,387	303
Rebates	1,351	1,246
Interest	46	96
Other	878	1,052

Total	$6,944	$7,768

Note 12 — 401(k) Plan
The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company matches 50% of employee’s contributions up to the first 4% of their base pay, annually. The Company’s contributions charged to expense were $31,000 and $134,000 for the three and nine months ended December 31, 2011, respectively and $104,000 and $277,000 for the three and nine months ended December 31, 2010, respectively. The Company’s matching contributions vest over three years.

Note 13 — Commitments and Contingencies
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
Changes in the carrying value of the contingent payment obligation are as follows (in thousands):

Balance, March 31, 2011	$948
Reversal of unearned contingent payment	(526)

Balance, December 31, 2011	$422

Leases
The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the lease up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements, and therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $613,000 and $1.8 million for each of the three and nine months ended December 31, 2011 and December 31, 2010, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.
The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of December 31, 2011 (in thousands):

Remainder of fiscal 2012	$616
2013	2,510
2014	2,160
2015	2,157
2016	2,023
Thereafter	4,853

Total(1)	$14,319

(1)	Minimum rental payments have not been reduced by minimum sublease rentals of $370,000 due to the Company under noncancelable subleases.
Guarantee
On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.7 million and $4.1 million at December 31, 2011 and March 31, 2011, respectively. Therefore, at December 31, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Litigation and Proceedings
In the normal course of business, the Company is involved in a number of litigation/arbitration matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations.
Because of the preliminary status of many of these various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company with respect to many of these proceedings. However, the Company is able to make an estimate of the probable costs for the resolution of certain legal claims and as of March 31, 2011, approximately $2.9 million was accrued with respect to such claims. During the nine months ended December 31, 2011, these claims have been settled and no amounts are accrued as of December 31, 2011. The accrual estimates have been developed in consultation with internal and outside counsel handling the Company’s defense in these matters and were based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. There is a reasonable possibility that a change in the estimates, including factors involved in determining such estimates, may occur, and the Company will adjust the accrual at such future date, if necessary.
SEC Investigation
On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information. This information request, and others received after that date, related to information regarding the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies and revenue recognition practices. The Company cooperated fully with the SEC’s requests in connection with this non-public investigation. On November 7, 2011, the Company received correspondence from the SEC stating that its investigation into the Company was complete and that it did not intend to recommend any enforcement action.
Note 14 — Capital Leases
The Company leases certain equipment under non-cancelable capital leases. At December 31, 2011 and March 31, 2011, leased capital assets included in property and equipment were as follows (in thousands):

	December 31, 2011	March 31, 2011
Computer and office equipment	$381	$332
Less: accumulated amortization	289	224

Property and equipment, net	$92	$108

Amortization expense for the three and nine months ended December 31, 2011 was $34,000 and $65,000, respectively, and $13,000 and $38,000, respectively, for the three and nine months ended December 31, 2010. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Remainder of fiscal 2012	$25
2013	70
2014	13

Total minimum lease payments	$108
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	6

Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $81,000 and $21,000, respectively	$102

Note 15 — Bank Financing and Debt
On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at the Company’s discretion.

At both December 31, 2011 and March 31, 2011 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $43.5 million and $33.3 million at December 31, 2011 and March 31, 2011, respectively.
In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at December 31, 2011 and March 31, 2011, respectively. Such interest amounts have been, and continue to be, payable monthly.
Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At December 31, 2011, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility within the next twelve months.
Letter of Credit
On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.7 million and $4.1 million at December 31, 2011 and March 31, 2011, respectively. Therefore, at December 31, 2011 and March 31, 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.
Note 16 — Shareholders’ Equity
The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.
The Company did not repurchase any shares during either of the nine months ended December 31, 2011 or 2010.
Note 17 — Private Placement Warrants
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
Note 18 — Share-Based Compensation
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

Stock Options
A summary of the Company’s stock option activity as of December 31, 2011 and changes during the nine months ended December 31, 2011 are summarized as follows:

		Weighted
		average
	Number of	exercise
	options	price
Options outstanding, beginning of period:	3,789,834	$3.24
Granted	1,046,500	1.69
Exercised	(269,001)	0.69
Forfeited or expired	(1,656,833)	4.23

Options outstanding, end of period	2,910,500	$2.36

Options exercisable, end of period	1,387,502	$2.98

Shares available for future grant, end of period	2,901,157
The weighted-average fair value of options granted during the nine months ended December 31, 2011 was $1.1 million and the total fair value of options exercisable was $2.5 million at December 31, 2011. The weighted-average remaining contractual term for options outstanding was 7.9 years and for options exercisable was 6.3 years at December 31, 2011.
The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.54 as of December 31, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the nine months ended December 31, 2011 was $311,000. The aggregate intrinsic value for options outstanding was $167,000, and for options exercisable was $155,000 at December 31, 2011.
As of December 31, 2011, total compensation cost related to non-vested stock options not yet recognized was $1.4 million, which is expected to be recognized over the next 1.5 years on a weighted-average basis.
During each of the nine months ended December 31, 2011 and 2010, the Company received cash from the exercise of stock options totaling $184,000 and $44,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the nine months ended December 31, 2011 or 2010.
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

A summary of the Company’s restricted stock activity as of December 31, 2011 and of changes during the nine months ended December 31, 2011 is summarized as follows:

		Weighted
		average
		grant date
	Shares	fair value
Unvested, beginning of period:	584,335	$1.96
Granted	526,000	1.67
Vested	(300,752)	1.63
Forfeited	(262,334)	1.74

Unvested, end of period	547,249	$1.75

The weighted-average fair value of restricted stock awards granted during the nine months ended December 31, 2011 was $881,000.
The total fair value of shares vested during the nine months ended December 31, 2011 and 2010 was $490,000 and $536,000, respectively.
The weighted-average remaining vesting period for restricted stock awards outstanding at December 31, 2011 was 1.6 years.
As of December 31, 2011, total compensation cost related to non-vested restricted stock awards not yet recognized was $821,000, which amount is expected to be recognized over the next 1.5 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the nine month periods ended December 31, 2011 or 2010.
Share-Based Compensation Valuation and Expense Information
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three and nine months ended December 31, 2011 and 2010 was calculated using the following assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Expected life (in years)	6.0	5.0	5.0	5.0
Expected average volatility	67%	72%	68%	72%
Risk-free interest rate	0.91-1.49%	1.04%	0.91-2.24%	1.46-2.60%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and nine months ended December 31, 2011 and 2010.
Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and nine months ended December 31, 2011 was $509,000 and $933,000, respectively, and $318,000 and $786,000, respectively, for the three and nine months ended December 31, 2010. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 19 —Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) from continuing operations	$(29,077)	$1,067	$(30,953)	$2,727
Income from discontinued operations, net	—	1,849	—	4,424

Net income (loss)	$(29,077)	$2,916	$(30,953)	$7,151

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	36,977	36,471	36,805	36,405
Dilutive securities: Employee stock options, restricted stock and warrants	—	537	—	520

Denominator for diluted earnings (loss) per share—adjusted weighted-average shares	36,977	37,008	36,805	36,925

Basic earnings (loss) per common share:
Continuing operations	$(0.79)	$0.03	$(0.84)	$0.08
Discontinued operations	—	0.05	—	0.12

Net income (loss)	$(0.79)	$0.08	$(0.84)	$0.20

Diluted earnings (loss) per common share:
Continuing operations	$(0.79)	$0.03	$(0.84)	$0.07
Discontinued operations	—	0.05	—	0.12

Net income (loss)	$(0.79)	$0.08	$(0.84)	$0.19

Approximately 3.0 million and 2.9 million of the Company’s stock options and non-vested restricted stock were excluded from the calculation of diluted earnings per share for the three and nine months ended December 31, 2011, respectively, and 2.7 million and 2.6 million stock options and non-vested restricted stock were excluded from the calculation of diluted earnings per share for the three and nine months ended December 31, 2010, respectively, because the exercise prices of such stock options and the grant-date fair value of such restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.
Approximately 1.6 million warrants were also excluded from the calculation of diluted earnings per share for both the three and nine months ended December 31, 2010 because the exercise prices of such warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. The warrants expired on September 21, 2011 without any exercises.
Note 20 — Comprehensive Income (Loss)
Other comprehensive income (loss) pertains to net unrealized gains and losses on foreign exchange rate translation of the Company’s balance sheet pertaining to foreign operations. These net unrealized gains and losses are not included in net income (loss) but rather are recorded in accumulated other comprehensive income (loss) within shareholders’ equity.
Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$(29,077)	$2,916	$(30,953)	$7,151
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	145	189	(122)	318

Comprehensive income (loss)	$(28,932)	$3,105	$(31,075)	$7,469

The changes in other comprehensive income (loss) are non-cash items.
Accumulated other comprehensive income (loss) balances, net of tax effects, were other comprehensive income of $33,000 and $155,000 at December 31, 2011 and March 31, 2011, respectively.

Note 21 — Income Taxes
For the three months ended December 31, 2011, the Company recorded income tax expense from continuing operations of $14.5 million, compared to income tax expense from continuing operations of $393,000 for the three months ended December 31, 2010. The effective income tax rate applied to continuing operations for the three months ended December 31, 2011 was negative 98.9%, compared to 26.9% for the three months ended December 31, 2010. For the nine months ended December 31, 2011, the Company recorded income tax expense from continuing operations of $13.2 million, compared to income tax expense from continuing operations of $1.8 million for the nine months ended December 31, 2010. The effective income tax rate applied to continuing operations for the nine months ended December 31, 2011 was negative 74.8%, compared to 39.3% for the nine months ended December 31, 2010. The change in the effective tax rate for the three and nine months ended December 31, 2011 is principally attributable to the fact that the Company recorded a valuation allowance, described below, against its deferred tax assets of $18.9 million during the three months ended December 31, 2011.
For the three months ended December 31, 2010, the Company recorded income tax expense from discontinued operations of $1.1 million at an effective tax rate of 36.2%. For the nine months ended December 31, 2010, the Company recorded income tax expense from discontinued operations of $2.5 million at an effective tax rate of 36.4%.
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
As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of December 31, 2011, the Company had a net deferred tax asset position before valuation allowance of $36.2 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforwards at December 31, 2011 which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of December 31, 2011, which is included in income tax expense for the three and nine months ended December 31, 2011. The Company carried no valuation allowance against these deferred tax assets at March 31, 2011.
The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $612,000. During the nine months ended December 31, 2011, $122,000 of UTB’s were reversed, which was net of $123,000 of deferred federal and state income tax benefits. At December 31, 2011, interest accrued was $177,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $490,000.
The Company’s federal income tax returns for tax years ending in 2007 through 2011 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2012.
Note 22 — Related Party Transactions
On April 6, 2011, the Board of Directors of the Company terminated the employment of the President and Chief Executive Officer, Cary L. Deacon. The Company recognized approximately $1.4 million in expense during the first nine months of fiscal 2012 related to severance costs arising out of the termination of Mr. Deacon’s employment.

Note 23 — Variable Interest Entity
On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation. At both December 31, 2011 and March 31, 2011, the Company assessed its variable interest in FUNimation including the terms of the exclusive distribution and logistics and fulfillment services agreements, employment matter indemnification (maximum exposure of $250,000), and the office lease guarantee (released and replaced with a $1.5 million standby letter of credit) to determine if FUNimation met the definition of a variable interest entity (“VIE”). Based on the Company’s evaluation it was determined that FUNimation was a VIE. Consolidating any VIEs within the Company’s financial results is required if the Company is found to be the primary beneficiary. However, because the Company did not have the power to direct the activities of the VIE that most significantly impacted their economic performance, nor did the Company have the obligation to absorb the significant losses or the right to receive significant benefits from the VIE, it was determined that the Company was not the primary beneficiary. Therefore, the results of FUNimation were not consolidated into the Company’s financial results (see further disclosure regarding the letter of credit in Note 13).
Note 24 — Business Segments
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
Through the distribution business, the Company distributes computer software, consumer electronics and accessories, video games and home video and also provides complete distribution logistics solutions. The distribution business focuses on providing vendors and retailers with a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering, and gift card fulfillment.
Through the publishing business, the Company owns or licenses various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites. The publishing business packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company’s distribution business.
The Company also formerly published and sold anime content through FUNimation Productions, Ltd. (“FUNimation”). The Company sold FUNimation on March 31, 2011, and accordingly, the results of operations of FUNimation for all periods presented are classified as discontinued operations (see Note 3).

Financial information by reportable segment is included in the following summary for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended December 31, 2011
Net sales	$150,801	$7,661	$(4,965)	$153,497
Loss from operations	(67)	(14,090)	—	(14,157)
Loss from continuing operations, before income tax	(704)	(13,916)	—	(14,620)
Depreciation and amortization expense	698	185	—	883
Goodwill and intangible impairment	—	5,996	—	5,996
Capital expenditures	18	—	—	18
Total assets	152,751	13,787	(1,644)	164,894

	Distribution	Publishing	Eliminations	Consolidated
Three months ended December 31, 2010
Net sales (1)	$144,402	$8,311	$(5,388)	$147,325
Income from operations	802	1,272	—	2,074
Income (loss) from continuing operations, before income tax (2)	805	1,421	(766)	1,460
Depreciation and amortization expense	820	163	—	983
Capital expenditures	48	—	—	48
Total assets (3)	137,006	30,532	(4,578)	162,960

	Distribution	Publishing	Eliminations	Consolidated
Nine months ended December 31, 2011
Net sales	$356,572	$21,183	$(13,674)	$364,081
Loss from operations	(3,976)	(12,361)	—	(16,337)
Loss from continuing operations, before income tax	(5,876)	(11,835)	—	(17,711)
Depreciation and amortization expense	2,268	514	—	2,782
Goodwill and intangible impairment	—	5,996	—	5,996
Capital expenditures	533	60	—	593
Total assets	152,751	13,787	(1,644)	164,894

	Distribution	Publishing	Eliminations	Consolidated
Nine months ended December 31, 2010
Net sales (1)	$359,116	$24,021	$(16,544)	$366,593
Income from operations	2,510	3,877	—	6,387
Income from continuing operations, before income tax (2)	2,516	4,297	(2,322)	4,491
Depreciation and amortization expense	2,457	408	—	2,865
Capital expenditures	426	57	—	483
Total assets (3)	137,006	30,532	(4,578)	162,960

(1)	For the three and nine months ended December 31, 2010, $8.9 million and $25.6 million, respectively, net sales from discontinued operations were excluded from publishing sales above.

(2)
Eliminations represent the interest expense previously allocated to FUNimation, but which amount was not allowed to be allocated to discontinued operations at the time of the discontinued operations reclassification.

(3)	At December 31, 2010, $36.1 million in assets of discontinued operations were excluded from total publishing assets above.

Product Line Data
The following table provides net sales by product line for each business segment for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended December 31, 2011
Software	$103,863	$7,661	$(4,965)	$106,559
Consumer electronics and accessories	32,640	—	—	32,640
Video games	10,784	—	—	10,784
Home video	3,514	—	—	3,514

Consolidated	$150,801	$7,661	$(4,965)	$153,497

	Distribution	Publishing	Eliminations	Consolidated
Three months ended December 31, 2010
Software	$112,257	$8,311	$(5,388)	$115,180
Consumer electronics and accessories	11,308	—	—	11,308
Video games	8,750	—	—	8,750
Home video	12,087	—	—	12,087

Consolidated	$144,402	$8,311	$(5,388)	$147,325

	Distribution	Publishing	Eliminations	Consolidated
Nine months ended December 31, 2011
Software	$255,819	$21,183	$(13,674)	$263,328
Consumer electronics and accessories	59,682	—	—	59,682
Video games	21,136	—	—	21,136
Home video	19,935	—	—	19,935

Consolidated	$356,572	$21,183	$(13,674)	$364,081

	Distribution	Publishing	Eliminations	Consolidated
Nine months ended December 31, 2010
Software	$285,054	$24,021	$(16,544)	$292,531
Consumer electronics and accessories	22,565	—	—	22,565
Video games	20,344	—	—	20,344
Home video	31,153	—	—	31,153

Consolidated	$359,116	$24,021	$(16,544)	$366,593

Geographic Data
The following table provides net sales by geographic region for the three and nine months ended December 31, 2011 and 2010 and property, plant and equipment, net of accumulated depreciation by geographic region at December 31, 2011 and March 31, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Sales
United States	$127,904	$132,005	$319,407	$333,060
International	25,593	15,320	44,674	33,533

Total net sales	$153,497	$147,325	$364,081	$366,593

	December 31, 2011	March 31, 2011
Property, Plant and Equipment, Net
United States	$7,235	$8,829
International	299	470

Total property, plant and equipment, net	$7,534	$9,299

Sales Channel Data
The following table provides net sales by sales channel for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Retail	$126,909	$127,583	$311,457	$329,852
E-commerce	26,588	19,742	52,624	36,741

Total net sales	$153,497	$147,325	$364,081	$366,593

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels. Our solutions also support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. Additionally, we are a publisher of computer software.
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
Through our distribution business, we distribute computer software, consumer electronics and accessories, video games and home video, and provide fee-based logistical services. The distribution business focuses on providing a range of value-added services, electronic and internet-based ordering and gift card fulfillment. Through our publishing business, we own or license various computer software brands. Our publishing business packages, brands, markets and sells directly to consumers, retailers, third-party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”).
Encore, which we acquired in July 2002, publishes a variety of software products for the PC and Mac platforms. These products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories. In addition to retail publishing, Encore also sells directly to consumers through its e-commerce websites.
On March 31, 2011, we sold FUNimation Productions, Ltd. (“FUNimation”), a leading anime content provider which was previously part of our publishing segment. All results of operations, assets and liabilities of FUNimation are classified as discontinued operations for all periods presented, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see Note 3 to our Consolidated Financial Statements).
During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations. These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute our long-term growth strategy. In conjunction with the initiatives described above, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”). We recognized pre-tax impairment and restructuring charges of approximately $17.1 million during the third quarter of fiscal 2012. We expect to record additional pre-tax impairment and restructuring charges of approximately $6.0 million during the fourth quarter of fiscal year 2012.
Executive Summary
Continuing Operations
Consolidated net sales from continuing operations for the third quarter of fiscal 2012 increased 4.2% to $153.5 million compared to $147.3 million for the third quarter of fiscal 2011. This $6.2 million increase in net sales was due to an increase in net sales of consumer electronics and accessories and video games, which was driven by the expansion of new products with existing and new customers, partially offset by reduced demand in software and home video products.

Our gross profit from continuing operations decreased to $7.6 million, or 5.0% of net sales, in the third quarter of fiscal 2012 compared to $17.8 million, or 12.1% of net sales, for the same period in fiscal 2011. The $10.2 million decrease in gross profit and 57.1% decrease in gross profit margin was principally due to $8.8 million of inventory, prepaid royalties and software development write-downs recognized as a result of the Restructuring Plan, which represents 5.7% of net sales. In addition, the decrease was due to a mix of sales that included a higher amount of lower gross profit margin security and utilities software products within the distribution segment and lower gross profit margin value-priced software titles in the publishing segment.
Total operating expenses from continuing operations for the third quarter of fiscal 2012 were $21.8 million, or 14.2% of net sales, compared to $15.7 million, or 10.7% of net sales, in the same period for fiscal 2011. The $6.1 million increase was primarily due to the goodwill and intangible impairment charge of $6.0 million and $2.3 million of Restructuring Plan related charges offset by reduced overall expenses as a result of our focus to control expenses.
Net loss from continuing operations for the third quarter of fiscal 2012 was $29.1 million or $0.79 per diluted share compared to net income from continuing operations of $1.1 million or $0.03 per diluted share for the same period last year.
Consolidated net sales from continuing operations for the nine months ended December 31, 2011 were $364.1 million compared to $366.6 million for the first nine months of fiscal 2011, a decrease of 0.7%. Net sales of consumer electronics and accessories for the nine months ended December 31, 2011 increased by $37.1 million as compared to the prior year, which was driven by the expansion of new products with existing and new customers. This increase was offset by a decrease of software net sales in our distribution and publishing segment as well as a decrease of home video products principally due to reduced demand.
Our gross profit from continuing operations was $34.0 million, or 9.3% of net sales, for the first nine months of fiscal 2012, compared with $49.6 million, or 13.5% of net sales, for the same period in fiscal 2011. Both the $15.5 million decrease in gross profit and 31.3% decrease in gross profit margin were due to $8.8 million, or 2.4% of net sales, of inventory, prepaid royalties and software development write-downs recognized as a result of the Restructuring Plan. In addition to the write-downs, the decrease in gross profit was due to a mix of lower gross profit margin security and utility software products within the distribution segment and lower gross profit margin value-priced software titles in the publishing segment.
Total operating expenses from continuing operations for the nine months ended December 31, 2011 were $50.4 million, or 13.8% of net sales, compared to $43.2 million, or 11.8% of net sales, in the same period for fiscal 2011. The increase in operating expenses of $7.2 million was primarily due to the goodwill and intangible impairment charge of $6.0 million and other restructuring charges of $4.1 million offset by reduced personnel costs as a result of the Restructuring Plan that commenced during the third quarter of fiscal 2012.
Net loss from continuing operations for the nine months ended December 31, 2011 was $31.0 million or $0.84 per diluted share compared to net income from continuing operations of $2.7 million, or $0.07 per diluted share for the same period last year.
Impairments and Other Charges
During October 2011, we implemented the Restructuring Plan in order to transition away from facilities, business processes and other assets that were in place to sustain now divested non-core businesses. These changes are designed to support high-growth opportunities in the distribution of consumer electronics and accessories, to enhance our e-commerce fulfillment business and to increase our market expansion in Canada. The Restructuring Plan is expected to generate annualized pre-tax cost savings of $5.5 — $6.5 million when fully implemented in fiscal year 2013, which savings of $2.0 million is expected to be achieved during fiscal year 2012.
We expect substantially all restructuring activities to be completed by March 31, 2012. The Restructuring Plan includes:
•	The elimination of approximately 90 positions across all areas,
•	Abandoning inventory and other investments that we determined would not meet our requirements for financial returns,
•	The relocation of Encore operations from Los Angeles, California to the corporate headquarters in Minneapolis, Minnesota, and
•	Vacating a leased property in Minneapolis, Minnesota, that was utilized for warehouse and manufacturing assembly space.
Net assets impacted included inventory, prepaid royalties, goodwill and software development costs.
Inventory. The total inventory charges related to the distribution segment were $441,000 during the three and nine months ended December 31, 2011. The total inventory charges related to the publishing segment were $1.3 million during the three and nine months ended December 31, 2011. We determined the estimated realizable value by evaluating the nature and quantity of inventory on hand as compared to expected future sales volumes in addition to corroboration of estimated sales values with market participants.
Prepaid Royalties. Based on our review of business activities and the identification of investments that would not meet requirements for financial returns, we recorded an impairment charge related to the publishing segment for amounts that will not be recouped of $5.8 million during the three and nine month periods ended December 31, 2011, which is included in cost of sales within the Consolidated Statements of Operations.
Software Development. Based on the expected cash flows related to the publishing segment software development, we recorded an impairment charge of $1.2 million during the three and nine month periods ended December 31, 2011, which is included in cost of sales within the Consolidated Statements of Operations.

Severance and other related costs. We completed a Company-wide reduction in force during the three months ended December 31, 2011. In addition, we incurred expenses related to the CEO transition which commenced during the first quarter of fiscal 2012. For the three months ended December 31, 2011, the total severance and related costs were $2.3 million, of which $1.6 million were associated with the distribution business and $614,000 with the publishing business. For the nine months ended December 31, 2011, the total severance and related costs were $4.1 million, of which $3.3 million were associated with the distribution business and $809,000 with the publishing business.
Goodwill and intangibles. We performed goodwill and intangible impairment assessments due to the Restructuring Plan and the underperformance of the Punch! product lines relative to historical or projected future operating results. We determined fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. We recognized a goodwill impairment charge for the publishing segment was $5.7 million during the three and nine months ended December 31, 2011.
The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. We determined that the Punch! trademark was impaired as of December 31, 2011. The intangible impairment charge for the publishing segment was $306,000 during the three and nine months ended December 31, 2011.
The following table summarizes the impairment and other charges included in our Consolidated Statement of Operations for the three months ended December 31, 2011 (in thousands):

	Software		Goodwill
	Development	Prepaid	and		Severance		Severance
	Costs -	Royalties -	intangible-	Inventory-	and other-	Inventory-	and other-
	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Distribution	Total
Cost of sales	$1,238	$5,826	$—	$1,287	$2	$441	$—	$8,794
Selling and marketing	—	—	—	—	86	—	213	299
Distribution and warehousing	—	—	—	—	—	—	146	146
General and administrative	—	—	—	—	526	—	1,290	1,816
Goodwill and intangible impairment	—	—	5,996	—	—	—	—	5,996

Total	$1,238	$5,826	$5,996	$1,287	$614	$441	$1,649	$17,051

The following table summarizes the impairment and other charges included in our Consolidated Statement of Operations for the nine months ended December 31, 2011 (in thousands):

	Software		Goodwill
	Development	Prepaid	and		Severance		Severance
	Costs -	Royalties -	intangible -	Inventory-	and other-	Inventory-	and other-
	Publishing	Publishing	Publishing	Publishing	Publishing	Distribution	Distribution	Total
Cost of sales	$1,238	$5,826	$—	$1,287	$2	$441	$—	$8,794
Selling and marketing	—	—	—	—	86	—	213	299
Distribution and warehousing	—	—	—	—	—	—	146	146
General and administrative	—	—	—	—	721	—	2,952	3,673
Goodwill and intangible impairment	—	—	5,996	—	—	—	—	5,996

Total	$1,238	$5,826	$5,996	$1,287	$809	$441	$3,311	$18,908

The accrued expense activity related to impairments and other charges was as follows (in thousands):

		Royalty and
	Severance	Software	Severance
	and other-	Development-	and other-
	Publishing	Publishing	Distribution	Total
Accrued expense balance at March 31, 2011	$—	$—	$—	$—
Provision	809	1,092	3,081	4,982
Cash payments	379	—	2,571	2,950

Accrued expense balance at December 31, 2011	$430	$1,092	$510	$2,032

We expect to incur additional restructuring costs of approximately $6.0 million during the three months ended March 31, 2012 by segment as follows: Distribution $5.0 million and Publishing $1.0 million. Of the expected additional restructuring costs, $1.6 million relates to employee severance costs, $4.0 million relates to facility termination costs and approximately $400,000 relates to other charges.
Of the aggregate total expected impairment and restructuring costs of $25.0 million, approximately $2.6 million was cash expenditures during the three months ended December 31, 2011 and we expect $8.2 million will be cash expenditures which is expected to occur no later than the three months ended June 30, 2012.
Discontinued Operations
On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
There were no net sales from discontinued operations for the nine months ended December 31, 2011. Net sales from discontinued operations for the three and nine months ended December 31, 2010 were $8.9 million and $25.6 million, respectively.
Net income from discontinued operations for the three and nine month ended December 31, 2010 was $1.8 million or $0.05 per diluted share and $4.4 million or $0.12 per diluted share, respectively.

Working Capital and Debt
Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors may require usage of our revolving credit facility in order to fund our working capital needs. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank, and therefore a corresponding advance on our revolving line of credit has not yet occurred. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact to the reported financial statements.
On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. On December 29, 2011, we entered into a five-year extension of our Credit Facility that eliminated the participating lender. The $50 million Credit Facility now provides for reduced interest rates on borrowings and includes an accordion feature allowing us to increase borrowing availability up to $70 million in certain circumstances. Proceeds from the Credit Facility are available for general working capital purposes and also includes a $5 million permitted for acquisitions. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.
At both December 31, 2011 and March 31, 2011 we had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $43.5 million and $33.3 million at December 31, 2011 and March 31, 2011, respectively. At December 31, 2011, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants within the next twelve months.
In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at December 31, 2011 and March 31, 2011, respectively. Such interest amounts have been, and continue to be, payable monthly.
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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business; pending litigation could subject us to significant costs and could divert management’s attention; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and publishing, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; our restructuring efforts may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility prior to December 2016; our debt agreement limits operating and financial flexibility; we may incur additional debt, fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.
A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2011 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.
Critical Accounting Policies
We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, restructuring charges, and contingencies and litigation. Other than the addition of the accounting policy related to restructuring charges below, there have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011.

Restructuring charges. We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs as our business requirements evolve. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made. In recording employee separation accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring reserves, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring reserves in the future.
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

The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales:
Distribution	$150,801	$144,402	$356,572	$359,116
Publishing	7,661	8,311	21,183	24,021

Net sales before inter-company eliminations	158,462	152,713	377,755	383,137
Inter-company sales	(4,965)	(5,388)	(13,674)	(16,544)

Net sales as reported	$153,497	$147,325	$364,081	$366,593

Results of Operations
The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales:
Distribution	98.2%	98.0%	97.9%	98.0%
Publishing	5.0	5.7	5.8	6.5
Inter-company sales	(3.2)	(3.7)	(3.7)	(4.5)

Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of depreciation	95.0	87.9	90.7	86.5

Gross profit	5.0	12.1	9.3	13.5

Operating expenses
Selling and marketing	3.7	4.0	4.3	4.4
Distribution and warehousing	1.7	2.0	2.1	2.1
General and administrative	4.3	4.0	5.0	4.5
Depreciation and amortization	0.6	0.7	0.8	0.8
Goodwill and intangible impairment	3.9	—	1.6	—

Total operating expenses	14.2	10.7	13.8	11.8

Income (loss) from operations	(9.2)	1.4	(4.5)	1.7
Interest income (expense), net	(0.2)	(0.3)	(0.2)	(0.4)
Other income (expense), net	(0.1)	(0.1)	(0.1)	(0.1)

Income (loss)from continuing operations — before taxes	(9.5)	1.0	(4.8)	1.2
Income tax expense	(9.4)	(0.3)	(3.6)	(0.5)

Net income (loss) from continuing operations	(18.9)	0.7	(8.4)	0.7
Discontinued operations:
Income from discontinued operations, net of tax	—	1.3	—	1.2

Net income (loss)	(18.9)%	2.0%	(8.4)%	1.9%

Distribution Segment
The distribution segment distributes computer software, consumer electronics and accessories, video games and home video and provides fee-based distribution logistics services.
Fiscal 2012 Third Quarter Results from Continuing Operations Compared To Fiscal 2011 Third Quarter
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the distribution segment increased $6.4 million, or 4.4%, to $150.8 million for the third quarter of fiscal 2012 compared to $144.4 million for the third quarter of fiscal 2011. Consumer electronics and accessories net sales increased $21.3 million to $32.6 million during the third quarter of fiscal 2012 from $11.3 million for the same period last year due to the distribution of new products to existing and new customers. The increase in consumer electronics and accessories net sales more than offset the net sales decline in software, video game and home video products. Net sales decreased $8.4 million in the software product group to $103.9 million during the third quarter of fiscal 2012 from $112.2 million for the same period last year due to reduced demand for our software products. Video games net sales increased $2.0 million to $10.8 million in the third quarter of fiscal 2012 from $8.8 million for the same period last year, due to new video game releases. Home video net sales decreased $8.5 million to $3.5 million in the third quarter of fiscal 2012 from $12.1 million in third quarter of fiscal 2011, primarily due to two large customers no longer selling our home video products and our transition out of home video exclusive content. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
Gross profit for the distribution segment was $12.6 million, or 8.3% of net sales, for the third quarter of fiscal 2012 compared to $13.4 million, or 9.3% of net sales, for the third quarter of fiscal 2011. The $871,000 decrease in gross profit and the 6.5% decrease in gross profit margin percent were primarily due to inventory write-downs as a result of the Restructuring Plan of $441,000, or 0.3% of net sales. In addition, the gross profit margin was due to a mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate expenencing similar margin blends going forward.
Operating Expenses
Total operating expenses for the distribution segment were $12.6 million, or 8.4% of net sales, for the third quarter of fiscal 2012 compared to $12.6 million, or 8.7% of net sales, for the third quarter of fiscal 2011. Overall expenses increased by $1.6 million in Restructuring Plan related costs, or 1.1% of net sales, which were offset by reduced personnel costs as a result of the Restructuring Plan.
Selling and marketing expenses for the distribution segment decreased $64,000 to $4.1 million, or 2.7% of net sales, for the third quarter of fiscal 2012 compared to $4.2 million, or 2.9% of net sales, for the third quarter of fiscal 2011. This decrease was primarily due to $213,000 of Restructuring Plan related costs which was offset by a reduction in personnel and related costs partially due to the Restructuring Plan.
Distribution and warehousing expenses for the distribution segment was $2.7 million, or 1.8% of net sales, for the third quarter of fiscal 2012 compared to $2.9 million, or 2.0% of net sales, for the third quarter of fiscal 2011. The $237,000 decrease was primarily a result of decreased personnel costs partially due to the Restructuring Plan.
General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $5.1 million, or 3.4% of net sales, for the third quarter of fiscal 2012 compared to $4.7 million, or 3.3% of net sales, for the third quarter of fiscal 2011. The $421,000 increase in the third quarter of fiscal 2012 was primarily a result of Restructuring Plan related costs of $1.3 million recognized in the third quarter fiscal 2011 offset by decreased compensation expense partially due to the Restructuring Plan, as well as a decrease of $216,000 in bad debt expense as a result of a decrease in higher risk accounts receivable balances.
Depreciation and amortization expense for the distribution segment was $698,000 for the third quarter of fiscal 2012 compared to $820,000 for the third quarter of fiscal 2011. The $122,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating Income (Loss)
Net operating loss from continuing operations for the distribution segment was $67,000 for the third quarter of fiscal 2012 compared to net operating income of $802,000 for the third quarter of fiscal 2011.
Fiscal 2012 Nine Months Results from Continuing Operations Compared With Fiscal 2011 Nine Months
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the distribution segment decreased $2.5 million, or 0.7%, to $356.6 million for the first nine months of fiscal 2012 compared to $359.1 million for the first nine months of fiscal 2011. Net sales decreased $29.2 million in the software product group to $255.8 million for the first nine months of fiscal 2012 from $285.0 million for the same period last year primarily due to decreased demand for our software products. Consumer electronics and accessories net sales increased $37.1 million to $59.7 million during the first nine months of fiscal 2012 from $22.6 million for the same period last year due to the distribution of new products to existing customers and obtaining new customers. Video games net sales increased $792,000  to $21.1 million for the first nine months of fiscal 2012 from $20.3 million for the same period last year, due to new video game releases. Home video net sales decreased $11.2 million to $19.9 million for the first nine months of fiscal 2012 from $31.1 million for the first nine months of fiscal 2011, primarily due to two large customers no longer selling our home video products and our transition out of home video exclusive content. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.
Gross Profit
Gross profit for the distribution segment was $32.3 million, or 9.1% of net sales, for the first nine months of fiscal 2012 compared to $36.4 million, or 10.1% of net sales, for the first nine months of fiscal 2011. The $4.1 million decrease in gross profit and the 11.2% decrease in gross profit margin were both primarily due to inventory write-downs as a result of the Restructuring Plan of $441,000, or 0.1% of net sales. In addition, the gross profit margin decreased due to a higher mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.
Operating Expenses
Total operating expenses for the distribution segment were $36.3 million, or 10.2% of net sales, for the first nine months of fiscal 2012 compared to $33.9 million, or 9.4% of net sales, for the same period of fiscal 2011. Overall expenses increased by $3.3 million of Restructuring Plan related costs, or 0.9%, which were offset by reduced personnel costs resulting from the Restructuring Plan.
Selling and marketing expenses for the distribution segment increased $528,000 to $11.5 million, or 3.2% of net sales, for the first nine months of fiscal 2012 compared to $10.9 million, or 3.0% of net sales, for the first nine months of fiscal 2011. This increase was primarily due to $213,000 of Restructuring Plan related costs in addition to an increase in marketing and advertising costs.
Distribution and warehousing expenses for the distribution segment were $7.6 million, or 2.1% of net sales, for the first nine months of fiscal 2012 compared to $8.1 million, or 2.2% of net sales, for the same period of fiscal 2011. The $457,000 decrease was primarily due to decreased personnel and related costs resulting from the Restructuring Plan.
General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $14.9 million, or 4.1% of net sales, for the first nine months of fiscal 2012 compared to $12.4 million, or 3.4% of net sales, for the first nine months of fiscal 2011. The $2.5 million increase was primarily due to $3.0 million of Restructuring Plan related costs which were offset by decreased personnel and related costs resulting from the Restructuring Plan.
Depreciation and amortization for the distribution segment was $2.3 million for the first nine months of fiscal 2012 compared to $2.5 million for the first nine months of fiscal 2011.

Operating Income (Loss)
Net operating loss from continuing operations for the distribution segment was $4.0 million for the first nine months of fiscal 2012 compared to net operating income of $2.5 million for the same period of fiscal 2011.
Publishing Segment
The publishing segment owns or licenses various widely-known computer software brands through Encore. In addition to sales to retailers, Encore also sells directly to consumers through its websites.
We also published anime content through FUNimation prior to its sale on March 31, 2011. The results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see Note 3 to our Consolidated Financial Statements).
Fiscal 2012 Third Quarter Results from Continuing Operations Compared To Fiscal 2011 Third Quarter
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the publishing segment were $7.7 million for the third quarter of fiscal 2012 compared to $8.3 million for the third quarter of fiscal 2011. The $650,000, or 7.8% decrease in net sales, was primarily due to a decline in retail sales resulting from reduced demand and loss of shelf space. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.
Gross Profit
Gross profit for the publishing segment was negative $4.9 million, or negative 64.2% of net sales, for the third quarter of fiscal 2012 compared to $4.4 million, or 52.7% of net sales, for the third quarter of fiscal 2011. The $9.3 million decrease in gross profit was primarily a result of inventory, prepaid royalties and software development write-downs totaling $8.4 million, or 109.0% of net sales, related to the Restructuring Plan. In addition, gross profit decreased as a result of decreased sales volume and the mix of sales that included a significant amount of lower gross profit margin value-priced software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
Total operating expenses increased $6.1 million for the publishing segment to $9.2 million, or 119.7% of net sales, for the third quarter of fiscal 2012, from $3.1 million, or 37.4% of net sales, for the third quarter of fiscal 2011. Overall expenses increased due to goodwill and intangible impairment of $6.0 million and $612,000 of Restructuring Plan related costs.
Selling and marketing expenses for the publishing segment were $1.6 million, or 20.8% of net sales, for the third quarter of fiscal 2012 compared to $1.7 million, or 20.9% of net sales, for the third quarter of fiscal 2011. The $145,000 decrease was primarily due to personnel and related expense reductions associated with decreased personnel and related costs resulting from the Restructuring Plan offset by Restructuring Plan related charges of $86,000.
General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $1.4 million, or 18.2% of net sales, for the third quarter of fiscal 2012 compared to $1.2 million, or 14.5% of net sales, for the third quarter of fiscal 2011. The $187,000 increase was primarily due to $526,000 of Restructuring Plan related costs offset by a reduction in personnel and related costs resulting from the Restructuring Plan.

Depreciation and amortization expense for the publishing segment remained flat at $185,000 for the third quarter of fiscal 2012 compared to $163,000 for the third quarter of fiscal 2011.
Goodwill and intangible impairment for the publishing segment was $6.0 million for the third quarter of fiscal 2012 compared to zero for the prior period. During the third quarter of fiscal 2012, we concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011 which included a review of the portfolio of businesses for where continued business investments would not meet our requirements for financial returns. We conducted impairment tests during the third quarter of fiscal 2012 based on present facts and circumstances and our business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Accordingly, goodwill impairment of $5.7 million and intangible impairment of $306,000 was recorded during the third quarter of fiscal 2012.
Operating Income
The publishing segment had a net operating loss of $14.1 million for the third quarter of fiscal 2012 compared to net operating income of $1.3 million for the third quarter of fiscal 2011.
Fiscal 2012 Nine Months Results from Continuing Operations Compared With Fiscal 2011 Nine Months
Net Sales (before inter-company eliminations)
Net sales before inter-company eliminations for the publishing segment were $21.2 million for the first nine months of fiscal 2012 compared to $24.0 million for the same period of fiscal 2011. The $2.8 million, or 11.8% decrease in net sales, over the prior year nine months was primarily due to a decline in retail sales of print productivity and gaming products, partially offset by an increase in licensing revenue. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.
Gross Profit
Gross profit for the publishing segment was $1.7 million, or 8.1% of net sales, for the first nine months of fiscal 2012 compared to $13.2 million, or 54.9% of net sales, for the first nine months of fiscal 2011. The $11.5 million decrease in gross profit and 86.9% decrease in gross profit margin percent were both primarily a result of inventory, prepaid royalties and software development write-downs totaling $8.4 million, or 39.4% of net sales, related to the Restructuring Plan. In addition, gross profit decreased as a result of decreased sales volume and the mix of sales included lower gross profit margin value-priced software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.
Operating Expenses
Total operating expenses increased $4.8 million for the publishing segment to $14.1 million for the first nine months of fiscal 2012 from $9.3 million for the first nine months of fiscal 2011. Overall expenses increased due to goodwill and intangible impairment of $6.0 million, or 28.3% of net sales, and $808,000, or 3.8% of net sales, of Restructuring Plan related costs offset by a reduction in personnel costs resulting from the Restructuring Plan.
Selling and marketing expenses for the publishing segment were $4.3 million, or 20.2% of net sales, for the first nine months of fiscal 2012 compared to $5.1 million, or 21.4% of net sales, for the first nine months of fiscal 2011. The $850,000 decrease was principally due to personnel and related expense reductions resulting from the Restructuring Plan.
General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment decreased to $3.3 million, or 15.6% of net sales, for the first nine months of fiscal 2012 compared to $3.8 million, or 15.8% of net sales, for the first nine months of fiscal 2011. The $468,000 decrease was primarily due to the reversal of the $526,000 first anniversary Punch! contingent liability accrual during the first nine months of fiscal 2012 as well as a reduction in personnel costs resulting from the Restructuring Plan. These decreases were partially offset by an increase in legal fees and Restructuring Plan related costs of $721,000.

Depreciation and amortization for the publishing segment was $514,000 for the first nine months of fiscal 2012 compared to $408,000 for the first nine months of fiscal 2011. The $106,000 increase was associated with the amortization of the Punch! acquisition-related intangibles for a full nine months in fiscal 2012.
Goodwill and intangible impairment for the publishing segment was $6.0 million for the first nine months of fiscal 2012 compared to zero for the prior period. During the third quarter of fiscal 2012, we concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011 which included a review of the portfolio of businesses for where continued business investments would not meet our requirements for financial returns. We conducted impairment tests during the third quarter of fiscal 2012 based on present facts and circumstances and our business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. Accordingly, goodwill impairment of $5.7 million and intangible impairment of $306,000 was recorded during the first nine months of fiscal 2012.
Operating Income
The publishing segment had a net operating loss of $12.4 million for the first nine months of fiscal 2012 compared to net operating income of $3.9 million for the first nine months of fiscal 2011.

Consolidated Other Income and Expense
Interest income (expense), net was expense of $292,000 for the third quarter of fiscal 2012 compared to expense of $506,000 for the third quarter of fiscal 2011. Interest income (expense), net was expense of $873,000 for the first nine months of fiscal 2012 compared to expense of $1.4 million for the same period of fiscal 2011. The decrease in interest expense for both the third quarter and first nine months of fiscal 2012 was a result of a reduction in borrowings as compared to the same period in fiscal 2011.
Other income (expense), net, which consists of foreign exchange loss, for the three and nine months ended December 31, 2011 was expense of $171,000 and $501,000, respectively. Other income (expense), net, for the three and nine months ended December 31, 2010 was expense of $108,000 and $539,000, respectively.
Consolidated Income Tax Expense from Continuing Operations
We recorded income tax expense from continuing operations of $14.5 million for the third quarter of fiscal 2012 or an effective tax rate of negative 98.9% compared to income tax expense of $393,000 or an effective tax rate of 26.9% for the third quarter of fiscal 2011. We recorded income tax expense from continuing operations for the first nine months of fiscal 2012 of $13.2 million or an effective tax rate of negative 74.8% compared to income tax expense of $1.8 million or an effective tax rate of 39.3% for the first nine months of fiscal 2011. The change in our effective tax rate for the three and nine months ended December 31, 2011 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets of $18.9 million during the three months ended December 31, 2011.
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
As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of December 31, 2011, we had a net deferred tax asset position before valuation allowance of $36.2 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforwards at December 31, 2011 which will begin to expire in 2016. We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of December 31, 2011, which is included in income tax expense for the three and nine months ended December 31, 2011. We had no valuation allowance against these deferred tax assets at March 31, 2011.
We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2011, interest accrued was approximately $168,000, which was net of federal and state tax benefits, and total UTB’s net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $612,000. During the nine months ended December 31, 2011, $122,000 of UTB’s were reversed, which was net of $123,000 of deferred federal and state income tax benefits. At December 31, 2011, interest accrued was $177,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $490,000.
Consolidated Net Income (Loss) from Continuing Operations
We recorded net loss from continuing operations of $29.1 million for the third quarter of fiscal 2012 compared to net income from continuing operations of $1.1 million for the third quarter of fiscal 2011. For the first nine months of fiscal 2012, we recorded net loss from continuing operations of $31.0 million, compared to net income from continuing operations of $2.7 million for the same period last year.

Discontinued Operations
On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations and assets and liabilities of FUNimation for all periods presented are classified as discontinued operations and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.
There were no net sales from discontinued operations for the nine months ended December 31, 2011. We recorded net income from discontinued operations of $1.8 million, net of tax, for the third quarter of fiscal 2011 and net income from discontinued operations of $4.4 million, net of tax, for the first nine months of fiscal 2011.
Consolidated Net Income (Loss)
For the third quarter of fiscal 2012, we recorded a net loss of $29.1 million compared to net income of $2.9 million for the same period last year. For the first nine months of fiscal 2012, we recorded a net loss of $31.0 million, compared to net income of $7.2 million for the same period last year.
Market Risk
At December 31, 2011, we had no outstanding indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have no impact on our annual interest expense.
Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three and nine months ended December 31, 2011 we had foreign exchange transaction loss of $171,000 and $501,000, respectively and foreign exchange transaction loss of $84,000 and $515,000, respectively, for the three and nine months ended December 31, 2010.
Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At December 31, 2011 we had accumulated other comprehensive gain related to foreign translation of $33,000 compared to $155,000 at March 31, 2011.
Though changes in the exchange rate are out of our control, we periodically monitor our Canadian activities and can reduce exposure from exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging. At this time, we do not engage in any hedging transactions to mitigate foreign currency effects, but we continually monitor our activities and evaluate such opportunities periodically.
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

Liquidity and Capital Resources
Cash Flow Analysis
Operating Activities
Cash used in operating activities for the first nine months of fiscal 2012 was $9.3 million compared to $3.7 million for the same period last year.
The net cash used in operating activities for the first nine months of fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, including the reversal of the first anniversary Punch! contingent payment accrual of $526,000 which was unearned, depreciation and amortization of $2.8 million, amortization of debt acquisition costs of $448,000, amortization of software development costs of $1.9 million, share-based compensation of $933,000, goodwill and intangibles impairment of $6.0 million, a decrease in deferred income taxes of $13.4 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first nine months of fiscal 2012: accounts receivable increased $34.4 million, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $8.0 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $5.9 million, primarily resulting from the write-down of prepaid expenses and recoupments of prepaid royalties; income taxes receivable increased $20,000, primarily due to the timing of required tax payments and tax refunds; accounts payable increased $33.8 million, primarily as a result of timing of payments and purchases; income taxes payable decreased $37,000 primarily due to the timing of required tax payments and tax refunds; and accrued expenses decreased $661,000, net of various accrual payments and a decrease in accrued wages due to timing of pay periods.
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
Investing Activities
Cash flows provided by investing activities totaled $20.0 million for the first nine months of fiscal 2012 and cash flows used in investing activities totaled $9.3 million for the same period last year.
Proceeds from the sale of discontinued operations totaled $22.5 million and payment of the note payable — acquisition totaled $1.0 million, both in the first nine months of fiscal 2012.
The cash paid for the acquisition of Punch! totaled $8.1 million in the first nine months of fiscal 2011.
The investment in software development totaled $905,000 and $693,000 for the first nine months of fiscal 2012 and 2011, respectively.
The purchases of property and equipment totaled $593,000 and $483,000 in the first nine months of fiscal 2012 and 2011, respectively. Purchases of property and equipment in fiscal 2012 consisted primarily of a back-up generator and computer equipment. Purchases of property and equipment in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian distribution facility.
Financing Activities
Cash flows used in financing activities totaled $8.8 million for the first nine months of fiscal 2012 and cash flows provided by financing activities totaled $7.3 million for the first nine months of fiscal 2011.
For the first nine months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $34.9 million and a decrease in checks written in excess of cash balances of $8.8 million.

For the first nine months of fiscal 2011, we had proceeds from the revolving line of credit of $156.9 million, repayments of the revolving line of credit of $151.0 million, a payment of deferred compensation of $1.3 million and an increase in checks written in excess of cash balances of $2.8 million.
Capital Resources
On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the Credit Facility limit to $50.0 million, provide for an additional $20.0 million of available credit under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.
Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At December 31, 2011 we had zero outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $43.5 million.
In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at December 31, 2011 and March 31, 2011, respectively. Such interest amounts have been and continue to be payable monthly.
Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At December 31, 2011, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.
Liquidity
We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors can require the usage of our revolving credit facility in order to fund our working capital needs. “Checks written in excess of cash balances” may occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank, and therefore a corresponding advance on our revolving line of credit has not yet occurred. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.
We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other growth product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) payments related to restructuring activities (5) investments to sign exclusive distribution agreements; (6) equipment needs for our operations; and (7) asset or company acquisitions. During the first nine months of fiscal 2012, we invested approximately $4.8 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.
Of the aggregate total expected impairment and restructuring costs, $2.6 million was cash expenditures during the three months ended December 30, 2011, and we expect $8.2 million will be cash expenditures which is expected to occur no later than the three months ended June 30, 2012.
Net cash flows provided by discontinued operations were $5.7 million for the first nine months of fiscal 2011.

At December 31, 2011, we had zero outstanding on our $50.0 million Credit Facility. Our Credit Facility includes an accordion feature allowing the Company to increase borrowing availability up to $70 million under certain circumstances. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At December 31, 2011, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $43.5 million. At December 31, 2011, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.
We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, costs of restructuring and to finance expansion plans and strategic initiatives for at least the next twelve months, absent significant acquisitions. Additionally, with respect to long-term liquidity, we have an effective shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares. Any growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.
Contractual Obligations
The following table presents information regarding contractual obligations that existed as of December 31, 2011 (in thousands):

		Less			More
		than 1	1–3	3–5	than 5
	Total	Year	Years	Years	Years
Operating leases (1)	$14,319	$2,499	$4,406	$3,662	$3,752
Capital leases (2)	108	78	30	—	—
Contingent payment — acquisition (3)	422	422	—	—	—
License and distribution agreements	2,910	1,324	1,426	160	—

Total	$17,759	$4,323	$5,826	$3,822	$3,752

(1)	See further disclosure in Note 13 to our consolidated financial statements.

(2)	See further disclosure in Note 14 to our consolidated financial statements.

(3)	See further disclosure in Note 4 to our consolidated financial statements.
We have excluded liabilities resulting from uncertain tax positions of $723,000 from the table above because we are unable to make a reasonable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as the balance at December 31, 2011 is zero and future interest rates are uncertain.

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
See Litigation and Proceedings disclosed in Note 13 to our consolidated financial statements included herein.

Item 1A.	Risk Factors
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The risk factor disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 related to the SEC investigation is no longer applicable due to the SEC investigation concluding during the third quarter of fiscal 2012. Other than the inapplicability of the SEC investigation risk factor and the addition of the risk factor below, the risk factors associated with our Company have not materially changed, as compared to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
We have recently restructured our operations, which may result in additional or unanticipated restructuring charges, and we may not be able to achieve the cost savings expected from these restructuring efforts. In addition, we may incur restructuring charges that exceed our expectations.
To improve our profitability, we implemented a series of restructuring initiatives during fiscal 2012. As part of our restructuring initiatives, we expect to incur an additional $6.0 million of restructuring and other charges during the three months ended March 31, 2012. These changes are being made to transition away from facilities, business processes and other assets that were in place to sustain now divested and non-core businesses. These changes are also designed to support high-growth opportunities in the distribution of consumer electronics and accessories, to enhance e-commerce fulfillment business and to increase our market expansion in Canada. The Restructuring Plan is expected to generate annualized, pre-tax cost savings of $5.5-$6.5 million when fully implemented in fiscal year 2013, with savings of $2.0 million expected to be achieved in fiscal year 2012.
However, we may not be able to achieve the level of benefits that we expect to realize from these or any future restructuring activities, within expected timeframes, or at all. Furthermore, upon the closure of any facilities in connection with our restructuring efforts, we may not be able to divest such facilities at a fair price or in a timely manner. Changes in the amount, timing and character of charges related to our current or future restructurings and the failure to complete, or a substantial delay in completing, our current and any future restructuring plan could have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a)	The following exhibits are included herein:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on February 3, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*
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

Navarre Corporation (Registrant)
Date: February 3, 2012	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2012	/s/ Diane Lapp
Diane Lapp
Interim Chief Financial Officer (Principal Financial and Accounting Officer)