Form 10-K
period 2012-03-31
NAVARRE CORP /MN/
filed 2012-05-25
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2011 was approximately $54,550,144 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $1.70 on such date).

The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 37,153,696 as of May 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which the Company expects to file with the Securities and Exchange Commission (“SEC”) within 120 days after the fiscal year end.

NAVARRE CORPORATION
FORM 10-K

PART I

Item 1 — Business

Overview

Navarre Corporation (the “Company” or “Navarre”) is a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels.  Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales.  We also publish computer software.

Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Office Depot, OfficeMax and Target. We distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors access to broad retail channels.  We are expanding the business services we offer in order to participate in the growing revenue streams resulting from e-commerce and fulfillment services.

Information About Our Segments

Our business operates through two business segments — distribution and publishing.

Distribution. Through our distribution business, we distribute computer software, consumer electronics and accessories, video games and home videos in addition to providing fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.  Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Corel Corporation, Webroot Software, Inc., Nuance Communications, Inc., McAfee, Inc. and our own publishing business.

Publishing. Through our publishing business we own or license various computer software brands. Our publishing business packages, brands, markets and sells directly to consumers, retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”).

Encore publishes a variety of software products for the PC and Mac platforms.  These products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories.  Titles include The Print Shop, Print Master, Advantage, Mavis Beacon Teaches Typing, Punch Home Design, Bicycle and Hoyle PC Gaming. In addition to retail publishing, Encore also sells directly to consumers through its e-commerce websites.

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

Certain financial information with respect to our segments is set forth in Note 25 to our financial statements set forth elsewhere in this Annual Report.

Distribution Markets

Computer Software

According to The NPD Group, the leading North American provider of consumer and retail market research information for manufacturers and retailers, the computer software industry achieved $3.1 billion in sales for the calendar year ended December 31, 2011 compared to $3.6 billion in 2010. During fiscal 2012, we distributed approximately $345.2 million of software product. Consistent with the declines in the software industry due to a mature market, we experienced a sales decrease during this time period due to decreased retail demand for the software products we currently distribute.

We presently have relationships with computer software publishers such as Symantec Corporation, Kaspersky Lab, Inc. and Nuance Communications, Inc. These relationships are important to our distribution business and during the fiscal year ended March 31, 2012, each of these publishers accounted for more than $30.0 million of software revenues. In the case of Symantec, net sales accounted for approximately $92.8 million, $85.8 million and $102.9 million in the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

Consumer Electronics and Accessories

During fiscal 2012, we distributed approximately $77.8 million of consumer electronics and accessories product. Our sales increase in the consumer electronics and accessories category during fiscal 2012, primarily in the fashion and technology lines, represents our focus on products involved in serving the growing mobile electronics and tablet computing markets.

Our relationships with consumer electronics and accessories vendors such as Voyetra Turtle Beach, Inc, Disruptive Limited and Withings, Inc. are important to this category of our distribution business.  We are rapidly expanding our vendor base in this product area as well as the number of customers.

Video Games

According to International Development Group (“IDG”), sales in the video game industry were $16.1 billion for the calendar year ended December 31, 2011 compared to $17.5 billion in 2010. During fiscal 2012, we distributed approximately $25.8 million of video game product. According to IDG, the installed base of video game consoles in North America is expected to grow to approximately 346.3 million users by 2016 compared to 228.9 million users in December 2011.

Our relationships with video game vendors such as XS Games and City Interactive USA, Inc. are important to this category of our distribution business.

Home Video

During fiscal 2012, we distributed approximately $22.6 million of home video product.  As a result of our recent transition out of this product line and as the home video category shifts away from physical rentals and purchases to downloadable or digital copies of home video, we anticipate we will see continued declines in this category of our distribution business.

Customers

Since our founding in 1983, we have established relationships with retailers across mass merchant, specialty and wholesale club channels, including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Office Depot, OfficeMax and Target. We sell and distribute products to nearly 31,000 retail and distribution center locations throughout the United States and Canada. While a significant portion of our revenue is generated from these major retailers, we also supply products directly to smaller independent retailers and through our B2B site located at www.navarre.com. See further disclosure in Part I, Item 1. – Business – Navarre’s Distribution Business Model: E-Commerce. Through these sales channels, we seek to ensure a broad reach of product throughout North America in a cost-efficient manner. References to our website are not intended to and do not incorporate information on the website into this Annual Report.

In each of the past several years, we have had a small number of customers that each accounted for 10% or more of our net sales. During the fiscal years ended March 31, 2012, 2011 and 2010, sales to two customers, Best Buy and Wal-Mart/Sam’s Club, accounted for approximately 28% and 16%, 33% and 17%, and 34% and 19%, respectively, of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice. These arrangements do not include such material terms as the quantity and purchase price of the goods purchased but rather principally address operational requirements of the transactions. None of our retail customers are required to make minimum purchases, including our largest customers.  Generally, our customers have full right of return of our products.

Navarre’s Distribution Business Model

Vendor Relationships

We view our vendors as customers and work to manage retail relationships to make their business easier and more productive. By doing so, we believe our reputation as a service-oriented organization has helped us expand and retain our vendor relationships with such companies as: Symantec Corporation, Kaspersky Lab, Inc., Nuance Communications, Inc., Webroot Software, Inc., and Corel Corporation.

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

Retail Services

Along with the value-added sales functions we provide to vendors, we also have the ability to customize shipments to individual customers. With respect to certain customers, we provide products on a consignment basis, which allows the vendors of these products to receive placement at retail channels while minimizing inventory costs to our customers, and in some cases to Navarre. In the case of the warehouse club channel, we may “pre-sticker” products, based on the vendor/customer preference. We assemble creative marketing programs, which include pallet programs, product bundles and specialized packaging. Our marketing and creative services department designs and produces a variety of advertising vehicles including in-store flyers, direct mail pieces and magazine/newspaper ads, as well as free standing displayers for retail locations.

We are committed to offering first-rate information flow for all vendors. We understand the importance of sharing sell-through, inventory, sales forecasts, promotional forecasts, inventory item status and other data. We provide the aforementioned information via a secure online portal for vendors. We also accommodate specialized reporting requests for our vendors to assist in the management of their business.

E-Commerce

We continue to expand our focus on e-commerce by providing fee-based logistical and distribution services for the internet-based retail channel. We currently own and operate storefront technologies in addition to a call center.  Additionally, we have a B2B website, located within www.navarre.com, which offers another means of fulfilling our customers’ orders. References to our website are not intended to and do not incorporate information on the website into this Annual Report.

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

Navarre’s Publishing Business Model

Encore

In July 2002, we acquired Encore, a publisher of computer software. Encore focuses on retail and DTC sales by marketing its licensed and owned content. The benefit to our licensed vendors is that they can focus on their core competencies of content and brand development. Encore publishes leading titles in the desktop publishing, family entertainment, education, home and landscape architectural design and value software categories, including: The Print Shop, Print Master, Advantage, Mavis Beacon Teaches Typing, Punch Home Design, Bicycle and Hoyle PC Gaming products. Encore has a North American licensing agreement with Riverdeep, Inc. (“Riverdeep”) for the sales and marketing of Riverdeep’s interactive products in the print and productivity markets, which includes all products published under the Broderbund brand. Encore also has exclusive licensing agreements with The United States Playing Card Company, Inc.

On May 17, 2010, Encore completed the acquisition of substantially all of the assets of Punch!, a leading provider of home and landscape architectural design software in the United States. The acquisition of Punch! expanded our content ownership and our strategy to enhance gross margins.

FUNimation

We sold FUNimation Productions, Ltd. (“FUNimation”), a leading anime content provider, on March 31, 2011.  All results of operations, assets and liabilities of FUNimation are classified as discontinued operations for all periods presented, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see further disclosure in Note 4 to our consolidated financial statements).

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

We face competition from a number of distributors including Ingram Micro, Inc., Ingram Entertainment, Tech Data Corporation, D&H Distribution, Dr. Bott, LLC, Synnex Corporation and Activision, as well as from manufacturers and publishers that sell directly to retailers. Encore’s competitors include: Topics Entertainment, Nova/Avanquest, Valusoft, and Phantom EFX.

We believe competition in all of our businesses will remain intense and that the keys to our growth and profitability include: (i) superior customer service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to license and develop products, and (iv) the ability to attract desirable content and additional suppliers and software publishers.

Backlog

Because a substantial portion of our products are shipped in response to orders, we do not maintain any significant backlog.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

As of March 31, 2012, we had 279 employees. These employees are not subject to collective bargaining agreements and are not represented by unions. We believe we have good relations with our employees.

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

Executive Officers of the Company

The following table sets forth our executive officers and certain management as of May 25, 2012:

Name	Age	Position
Richard S Willis	51	President, Chief Executive Officer
Diane D. Lapp	47	Interim Chief Financial Officer
Joyce Fleck	59	President of Business and Logistics Services
Chuck Reibling	37	Vice President of Operations and IT
Ward Thomas	40	President of Distribution
Ryan F. Urness	40	General Counsel and Secretary

Richard S Willis has been a member of Navarre’s Board of Directors since February 2011 and was appointed President and Chief Executive Officer of the Company in September 2011.  Previously, in 2011 he was the executive chairman of Charlotte Russe, a mall-based specialty retailer of value-priced women’s apparel and accessories. He previously also served as president of Shoes for Crews (2009 to 2011), a seller of slip resistant footwear; chairman, president and chief executive officer of Baker & Taylor Corporation (2003 to 2007), the world's largest distributor of books, as well as a global distributor of DVDs and music; chairman, president and chief executive officer of Troll Communications; president and chief executive officer of Bell Sports; and chief financial officer of several magazine companies, including Petersen Publishing, which he helped take public in 1997. While at Baker and Taylor he served for two years as the chairman of the National Association of Recording Merchants.  Mr. Willis also serves as a regent at Baylor University.

Diane D. Lapp joined Navarre in 2003 and has served as Interim Chief Financial Officer since October 2011. She had previously served as Navarre’s Vice President of Finance since May 2005. Prior to joining Navarre, Ms. Lapp was the Corporate Controller for Crystal Farms, a division of Michael Foods, from 1999 to 2003. Ms. Lapp also has 12 years of public accounting experience where she provided audit, tax, and consulting services to a diversified list of clients.

Joyce Fleck is currently the President of Business and Logistics Services. She previously served as the President of Navarre Distribution since March 2008 and Vice President of Sales and Marketing since July 2005. Prior to this, Ms. Fleck served as Vice President of Marketing since January 2000. She joined the Company in May 1999 as Director of Marketing. Prior to joining Navarre she held divisional marketing and merchandising positions and senior buying positions at The Musicland Group and Grow Biz International.

Chuck Reibling joined Navarre as its Vice President of Operations and IT in March 2012. He oversees the Company’s operations and IT groups with a focus on driving operational and IT metrics and performance levels. Prior to joining Navarre, Mr. Reibling served as Vice President of E-Commerce at Baker and Taylor, the world's largest book distributor, since 2007. Mr. Reibling also served in various financial, operational, and IT roles with Baker & Taylor from 2004 through 2007. Mr. Reibling brings over 17 years of retail and wholesale industry experience, having spent 10 years with Handleman Company prior to his tenure with Baker & Taylor.

Ward Thomas is currently the President of Distribution. He previously served as the President of Business Services and Development since August 2010.  From 2007 to 2010, he served as Senior Director of North America Consumer Sales at Trend Micro Incorporated, a Tokyo-based leader in network antivirus and internet content security software and services. From 2005 to 2007, Mr. Thomas was Senior Vice President of Sales and Operations at FUNimation Entertainment.  Previous to that time, he spent eight years as an executive in Navarre's distribution business.

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

For the fiscal year ended March 31, 2012, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 28% and 16%, respectively, of our total net sales, and, in the aggregate, approximately 44% of our total net sales.  For the fiscal year ended March 31, 2011, net sales to Best Buy and Wal-Mart/Sam’s Club, represented approximately 33% and 17%, respectively, of our total net sales, and, in the aggregate, approximately 50% of our total net sales. For the fiscal year ended March 31, 2010, net sales to Best Buy and Wal-Mart/Sam’s Club accounted for approximately 34% and 19%, respectively, of our total net sales, and, in the aggregate, approximately 53% of our total net sales. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice. These arrangements do not include such material terms as the price of the goods purchased but rather principally address operational requirements of the transactions. None of our retail customers are required to make minimum purchases, including our largest customers. If we are unable to continue to sell our products to either of these customers, are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, or we receive a significant amount of returns from these customers, there would be an adverse impact on our net sales and profitability. We believe sales to these customers will continue to represent a significant percentage of our total net sales but there can be no assurance that we will continue to receive a significant amount of revenue from sales to any specific customer.

The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our product offerings and reduce our net sales and profitability.

A significant portion of net sales in recent years has been due to sales of computer software provided by software publishers such as Symantec Corporation and Kaspersky Lab, Inc. Symantec products accounted for approximately $92.8 million, $85.8 million and $102.9 million in net sales in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. We have agreements in place with each of the vendors whose products we distribute, but, in most instances, such agreements are short-term in nature and may be cancelled without cause and upon short notice, typically 30 days. The agreements typically cover the right to distribute in the United States and Canada, but do not restrict the vendors from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the vendors’ products at a wholesale price and to provide various distribution and fulfillment services in connection with the vendors’ products. We believe these arrangements are standard for such vendors and are essentially operational requirements. If we were to lose our right to distribute products of any of the above computer software publishers or the popularity of such product were to decrease, our net sales and profitability would be adversely impacted.

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

The majority of our products are marketed and delivered on a physical delivery basis. If delivery of these products through software as a service applications (SaaS), on-demand offerings or technology transfers, such as electronic downloading through the internet or otherwise becomes more prevalent, then our retail and wholesale distribution business could be negatively impacted. As electronic transfer, on-demand and manufacturer software service applications grow, competition will continue to intensify and could negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in these delivery channels, or it may not be feasible for us to participate in these delivery channels if they are developed without the utilization of traditional distribution and retail structures. If we are unable to develop necessary vendor and customer relationships to facilitate entry into these markets or delivery methods or if the terms of these arrangements are not as favorable as those related to our physical product sales, our business may be materially harmed.

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

Our business and operating results depend upon the appeal of product concepts and programming to consumers, including the trends in the toy, game, computer software and entertainment businesses. A decline in the popularity of existing products or the failure of product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time. There can be no assurance that:

•	any of the current product concepts will continue to be popular for any significant period of time;

•	any new product concepts will achieve commercial acceptance or be made available to us; or

•	any product’s life cycle will be sufficient to permit adequate profitability to recover license advances, guarantees, royalties, development, marketing and other costs.

Our failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on revenues, profitability and results of operations. In addition, changes in consumer preferences may cause our revenues and results of operations to vary significantly between comparable periods.

We recently restructured our operations, which may result in additional or unanticipated restructuring charges, and we may not be able to achieve the cost savings expected from these restructuring efforts.

To improve our profitability, we implemented a series of restructuring initiatives during fiscal 2012. These changes were made principally to transition away from facilities, business processes and other assets that were in place to support now divested and non-core businesses.  These changes were also designed to support high-growth opportunities in the distribution of consumer electronics and accessories, to enhance e-commerce fulfillment business and to increase our market expansion in Canada. The Restructuring Plan is expected to generate annualized, pre-tax cost savings of $5.5-$6.5 million when fully implemented in fiscal year 2013.

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

Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 31.9%, 30.0% and 25.4% of our net sales for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. As a distributor of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or poor weather conditions, or if we provide price protection for sales during the holiday season or decide to increase our inventory levels to meet anticipated customer demand, our financial results and liquidity could be negatively affected. Our borrowing levels and inventory levels typically increase substantially during the holiday season.

Growth of our non-U.S. sales and operations could subject us to additional risks that could harm our business.

Recently, we have generated increasing amounts of sales outside of the Unites States, mainly in connection with our Canadian operations. Although increasing in number, we have a limited number of customers in Canada.  The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars.  These transactions expose us to foreign currency exchange risks because gain or loss on these activities is a function of the foreign exchange rate, over which we have no control. In addition, our non-U.S. operations are subject to a variety of risks, which could cause fluctuations in our results. These additional risks include, but are not limited to:

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

We rely on insurance to mitigate some risks facing our business, and to the extent our insurance does not mitigate such risks or our insurers are unable to meet their obligations, our operating results may be negatively impacted.

We contract for insurance to cover certain potential risks and liabilities. It is possible that we may not be able to purchase enough insurance to meet our needs, may have to pay very high prices for the coverage we do obtain, have very high deductibles or may not be able to, or may choose not to, acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant, underinsured or uninsured claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results could be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. There can be no assurance that our insurance will be adequate to protect us from pending and future claims. In addition, we are required to maintain insurance coverage under some of our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

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

As a result of current economic conditions, intellectual property we license may be subject to heightened non-litigation risks, as well, including the risk that our licensors or their parents, subsidiaries or affiliates may seek protection under bankruptcy laws.  Although we believe that we would continue to retain our rights to license intellectual property in such circumstances, there can be no assurance that our rights or our licensors obligations (including any obligation to provide, among other things, updates to licensed intellectual property or software updates ) would not be modified, reduced or eliminated in a bankruptcy proceeding.  Such a result could significantly harm our business and financial results.

Our failure to diversify our business could harm us.

We are continuing our efforts to diversify our business. This has placed, and will continue to place, demands on our personnel, as well as on our operational and financial infrastructure. To effectively manage our diversification efforts, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial and information management systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant operating expenses, capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. If we are unable to adapt our systems and business, put adequate controls in place and adapt our management team in a timely manner to accommodate our diversification, our business may be adversely affected.

The loss of key personnel could affect the depth, quality and effectiveness of our management team. In addition, if we fail to attract and retain qualified personnel, the depth, quality and effectiveness of our management team and employees could be negatively affected.

We depend on the services of our key personnel because of their experience in the distribution, publishing and licensing areas. The loss of the services of one or several of our key employees could result in the loss of customers or vendor relationships, or otherwise inhibit our ability to operate and diversify our business successfully.

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

We rely upon bank borrowings and vendor credit and payment terms to fund our general working capital and other needs and it may be necessary for us to secure additional financing in the future. If we were unable to borrow under our credit facility, obtain acceptable vendor terms or were otherwise unable to secure sufficient financing on acceptable terms or at all, our ability to grow or profit could be adversely affected.

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

In our distribution business, we generally are entitled to receive a credit from certain suppliers for products returned to us based upon the terms and conditions with those suppliers. If major suppliers decrease or eliminate the availability of price protection or inventory returnability to us, such a change in policy could lower our gross margins or cause us to record inventory write-downs. We are also exposed to inventory risk to the extent that supplier protections are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill their protection obligations to us. As a result, these policies do not protect us in all cases from declines in inventory value or product demand.

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

We recorded significant impairment charges to goodwill and other assets during the fiscal year ended March 31, 2012. We evaluate assets on the balance sheet whenever events or a change in circumstance indicates that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in additional asset impairment charges which could negatively affect our operating results and potentially result in future operating losses.

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

The distribution business is highly competitive. Our competitors in the distribution business include other national and regional distributors as well as suppliers that sell directly to retailers. These competitors include the distribution affiliates of Ingram Micro, Inc., Ingram Entertainment, Tech Data Corporation, D&H Distribution and Activision.

Our competitors in the publishing business include both independent national publishers as well as large international firms. These competitors include Topics Entertainment, Nova/Avanquest, Valusoft, Dr. Bott LLC, Synnex Corporation and Phantom EFX. Certain of our competitors have substantially greater financial and other resources than we have. Our ability to compete effectively in the future depends upon a number of factors, including our ability to: obtain national distribution contracts and licenses with manufacturers/vendors; obtain publishing rights with various rights holders and brand owners; maintain our margins and volume; expand our sales through a varied range of products and personalized services; anticipate changes in the marketplace including technological developments and consumer interest in our products; and maintain operating expenses at an appropriate level.  Our failure to perform adequately one or more of the foregoing may materially harm our business.

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

We rely almost entirely on arrangements with third party shipping and fulfillment companies, principally UPS, for the delivery of our products. The termination of our arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from suppliers to us, or products from us to our reseller customers or their end-user customers, would significantly disrupt our business and harm our reputation and net sales. Furthermore, an increase in amounts charged or the implementation of surcharges by these shipping companies could negatively affect our gross margins and earnings.

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

We believe customer information systems and product ordering and delivery systems, including internet-based systems, are becoming increasingly important in the distribution of our products and services. Although we seek to enhance our customer information systems by adding new features, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop and maintain competitive customer information systems could cause our business and market share to suffer.

Any future acquisitions or divestitures could result in disruptions to our business by, among other things, distracting management time and diverting financial resources. Further, if we are unsuccessful in integrating acquired companies into our business, it could materially and adversely affect our financial condition and operating results.

If we make acquisitions or divestitures, a significant amount of management’s time and financial resources may be required to complete the acquisition or divestiture and integrate the acquired business into our existing operations or divest a business from our operations. Even with this investment of management time and financial resources, an acquisition may not produce the revenue, earnings or business synergies anticipated. Acquisitions involve numerous other risks, including assumption of unanticipated operating problems or legal liabilities, problems integrating the purchased operations, technologies or products, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with suppliers and customers, incorrect estimates made in the accounting for acquisitions and amortization of acquired intangible assets that would reduce future reported earnings (goodwill impairments), ensuring acquired companies’ compliance with the requirements of the Sarbanes-Oxley Act of 2002 and potential loss of customers or key employees of acquired businesses. We cannot assure you that if we make any future acquisitions, investments, strategic alliances, joint ventures or divest a component of our business, that such transactions will be completed in a timely manner or achieve anticipated results, that they will be structured or financed in a way that will enhance our business or creditworthiness or that they will meet our strategic objectives or otherwise be successful. In addition, we may not be able to secure the financing necessary to consummate future acquisitions, and future acquisitions and investments could involve the issuance of additional equity securities or the incurrence of additional debt, which could harm our financial condition or creditworthiness or result in dilution. Moreover, we may be unable to locate a suitable candidate with whom to accomplish an acquisition or divestiture, or may be unable to do so on terms favorable to us, which failure could negatively impact our profitability.

Interruption of our business or catastrophic loss at any of our facilities could lead to a curtailment or shutdown of our business.

We receive, manage, distribute and process returns of our inventory from a centralized warehouse and distribution facility that is located adjacent to our corporate headquarters and a warehouse and distribution facility in Ontario, Canada. An interruption in the operation of or in the service capabilities at these facilities as a result of equipment failure or other reasons could result in our inability to distribute products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage at such facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers and our relationship with such customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. We may experience a shutdown of our facilities or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of March 31, 2012, we had estimated available federal net operating loss carry-forwards (“NOLs”) of $82.7 million for federal income tax purposes that begin to expire in 2029. Our ability to use these NOLs will be dependent on our ability to generate future taxable income and may expire before we generate sufficient taxable income.

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

We have the ability, subject to borrowing base requirements, to borrow up to $50.0 million under our revolving credit facility and an additional $20.0 million under certain circumstances. We may need to refinance all or a portion of our indebtedness on or before the maturity date of our revolving credit facility (December 2016). Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

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

Our credit agreement requires us to maintain specified financial ratios and includes other covenants. We may be unable to meet such ratios and covenants. Any of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.

We may be able to incur additional indebtedness, which could further exacerbate the risks associated with our current indebtedness level.

The level of our indebtedness could have important consequences.  We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If we or our subsidiaries incur additional indebtedness or other obligations, the related risks that we face could be magnified.

Changes to financial accounting standards may affect our reported results of operations.

Our financial statements conform to United States generally accepted accounting principles (“GAAP”).  GAAP is subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies.  A change in those policies or interpretations could have a significant effect on our reported results and could even affect our reporting of transactions that were completed before a change is announced.  Financial reporting and accounting rules affect many aspects of our business, including rules relating to accounting for revenue recognition and operating leases, which are currently under review.  Changes to those rules or interpretations of those rules, may have a material adverse effect on our financial results.

The expansion of our e-Commerce business has inherent cybersecurity risks that may disrupt our business.

Our strategic plans to grow e-Commerce net sales may increase our exposure to cybersecurity risks. A compromise of our security systems could result in a service disruption, or customers’ personal information or our proprietary information being obtained by unauthorized users. Although we have implemented processes to mitigate the risks of security breaches and cyber incidents, there can be no assurance that such an attack will not occur. Any breach of our security could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and reputation.

Risks Relating to Our Common Stock

Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

During fiscal 2012, the last reported price of our common stock as quoted on The NASDAQ Global Market ranged from a low of $1.40 to a high of $2.05. We believe factors such as the market’s acceptance of our business and products, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable.

The exercise of outstanding options may adversely affect our stock price.

As of March 31, 2012, options to purchase 2,289,334 shares of our common stock were outstanding, of which 940,002 options were exercisable as of that date. Our outstanding options are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options. If holders of these outstanding options sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Located in the Minneapolis suburb of New Hope, Minnesota, our corporate headquarters consists of approximately 202,000 square feet of combined office and warehouse space situated on two contiguous properties. The leases for these properties expire on June 30, 2019. These leased properties include approximately 44,000 square feet of office space and approximately 158,000 square feet of space devoted to warehousing, product picking and shipping.

In March, 2010, we began operations for a satellite distribution center in Toronto, Ontario which occupies 30,000 square feet of leased warehouse space. The lease for this space expires on February 28, 2015. Additionally, we operate a satellite sales office in Bentonville, Arkansas which occupies 2,000 square feet of leased office space. The lease for this space expires on February 28, 2013.

We also operate a call center in Cedar Rapids, Iowa which occupies 3,000 square feet of leased office space. The lease for this space expires on March 31, 2013.

The present aggregate base monthly rent for all of our distribution and office facilities is approximately $125,000.

We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.

Item 3. Legal Proceedings

See Note 15 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

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

	Quarter	High	Low
Fiscal 2012	Fourth	$1.85	$1.40
	Third	1.82	1.42
	Second	2.05	1.65
	First	2.02	1.68

Fiscal 2011	Fourth	2.23	1.88
	Third	2.65	2.10
	Second	2.63	2.16
	First	2.25	1.83

Holders

At May 21, 2012, we had 580 common shareholders of record and an estimated 5,400 beneficial owners whose shares were held by nominees or broker dealers.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.

Comparative Stock Performance

The following Performance Graph compares performance of our common stock on The NASDAQ Global Market of The NASDAQ Stock Market LLC (US companies), the NASDAQ Composite Index and the Peer Group Index described below. The graph compares the cumulative total return from March 31, 2007 to March 31, 2012 on $100 invested on March 31, 2007, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.

The Peer Group Index below includes the stock performance of the following companies: Scholastic, Bluelinx Holdings, Beacon Roofing Supply, Take Two Interactive Software Inc., THQ, Inc., GTSI Corp, SED International, Ascent Capital Group Inc., Leapfrog Enterprises and Rosetta Stone.  The stock performance of GSI Commerce, CKX Inc. and INX Inc. are no longer included in the Peer Group Index due to those companies no longer being publicly traded.

	3/07	3/08	3/09	3/10	3/11	3/12
Navarre Corporation	$100.00	$46.93	$11.73	$55.47	$50.67	$47.47
NASDAQ Composite	$100.00	$89.92	$64.23	$99.43	$118.58	$128.96
Peer Group	$100.00	$83.91	$33.40	$51.91	$55.81	$59.43

Source: Research Data Group, Inc.

Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of fiscal 2012.

Equity Compensation Plan Information

During fiscal 2012 we granted 1,061,500 options and awarded 526,000 restricted shares.

The following table below presents certain information regarding our Equity Compensation Plans as of March 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,721,749	$1.78	3,506,657
Equity compensation plans not approved by security holders	—	—	—
Total	2,721,749	$1.78	3,506,657

Unregistered Securities

No sales of unregistered securities occurred during fiscal years 2012, 2011 or 2010.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2012, 2011, 2010, 2009 and 2008 which have been audited by Grant Thornton LLP (in thousands, except per share data):

	Fiscal Years ended March 31,
	2012	2011	2010	2009	2008
Statement of operations data (1) (2):
Net sales	$480,824	$490,897	$495,770	$599,059	$619,214
Gross profit, exclusive of depreciation and amortization	44,506	65,168	68,044	49,601	75,197
Income (loss) from operations	(22,303)	5,954	11,538	(28,024)	7,400
Interest (expense) income, net	(968)	(1,754)	(2,240)	(3,222)	(3,591)
Other income (expense)	(457)	(153)	788	(1,194)	523
Income (loss) from continuing operations	(23,728)	4,047	10,086	(32,440)	4,332
Income tax benefit (expense)	(10,572)	8,446	8,602	(10,943)	(2,133)
Net income (loss) from continuing operations	(34,300)	12,493	18,688	(43,383)	2,199
(Loss) gain on sale of discontinued operations, net	-	(5,198)	—	—	4,892
Income (loss) from discontinued operations, net	-	3,888	4,184	(45,051)	2,567
Net income (loss)	$(34,300)	$11,183	$22,872	$(88,434)	$9,658
Basic earnings (loss) per common share:
Continuing operations	$(0.93)	$0.34	$0.51	$(1.20)	$0.06
Discontinued operations	-	(0.03)	0.12	(1.24)	0.21
Net income (loss)	$(0.93)	$0.31	$0.63	$(2.44)	$0.27
Diluted earnings (loss) per common share:
Continuing operations	$(0.93)	$0.34	$0.51	$(1.20)	$0.06
Discontinued operations	-	(0.04)	0.11	(1.24)	0.21
Net income (loss)	$(0.93)	$0.30	$0.62	$(2.44)	$0.27
Weighted average shares outstanding:
Basic	36,877	36,446	36,285	36,207	36,105
Diluted	36,877	36,952	36,643	36,207	36,269
Balance sheet data:
Total assets	$121,376	$173,866	$171,278	$183,122	$283,446
Short-term debt	—	1,002	6,634	24,133	31,523
Long-term debt	—	—	—	—	9,654
Shareholders’ equity	39,816	73,081	60,761	37,007	124,411

(1)	Fiscal year 2008 has been restated for discontinued operations related to the divestiture of Navarre Entertainment Media, Inc. (“NEM”).
(2)	Fiscal years 2010, 2009 and 2008 have been restated for discontinued operations related to the sale of FUNimation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a distributor and provider of complete logistics solutions to traditional and e-commerce retail channels.  Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales.  We are also a publisher of computer software.

Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Office Depot, OfficeMax and Target. We distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors access to broad retail channels.  In order to participate in the growing revenue streams resulting from e-commerce and fulfillment services, we are expanding the business services we offer.

Our business is divided into two segments — Distribution and Publishing.

Distribution. Through our distribution business, we distribute computer software, consumer electronics and accessories, video games and home videos in addition to providing fee-based logistical services.  Our distribution business focuses on providing a range of value-added services including: vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Corel Corporation, Webroot Software, Inc., Nuance Communications, Inc., and McAfee, Inc. and our own publishing business.

Publishing. Through our publishing business we own or license various computer software brands. Our publishing business packages, brands, markets and sells directly to consumers, retailers, third party distributors and our distribution business. Our publishing business currently consists of Encore Software, Inc. (“Encore”).

Encore, which we acquired in July 2002, publishes a variety of software products for the PC and Mac platforms.  These products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories.  Titles include The Print Shop, Print Master, Advantage, Mavis Beacon Teaches Typing, Punch Home Design,  Bicycle and Hoyle PC Gaming. In addition to retail publishing, Encore also sells directly to consumers through its e-commerce websites.

On May 17, 2010, Encore completed the acquisition of substantially all of the assets of Punch!, a leading provider of home and landscape architectural design software in the United States. The acquisition of Punch! expanded our content ownership and our strategy to enhance gross margins.

We sold FUNimation Productions, Ltd. (“FUNimation”), a leading anime content provider, on March 31, 2011.  All results of operations, assets and liabilities of FUNimation are classified as discontinued operations for all periods presented, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented (see further disclosure in Note 4 to our consolidated financial statements).

In fiscal 2009, a former component of our publishing business, BCI Eclipse Company, LLC (“BCI”), began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.

During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations.  Substantially all restructuring activities were complete by March 31, 2012. These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute our long-term growth strategy.  In conjunction with the initiatives described above, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”).  We recognized pre-tax impairment and restructuring charges of approximately $25.6 million during fiscal 2012.

Overall Summary of Fiscal 2012 Financial Results

Continuing Operations

Consolidated net sales from continuing operations decreased 2.1% during fiscal 2012 to $480.8 million compared to $490.9 million in fiscal 2011. This $10.1 million decrease in net sales was primarily due to a decrease of software net sales in our distribution and publishing segment as well as a decrease of home video products principally due to reduced demand.  This decrease was offset by an increase of consumer electronics and accessories of $46.7 million as compared to the prior year, which was driven by the expansion of new products with existing and new customers.

While we have experienced declining net sales over the past three fiscal years primarily due to the mature software market in the United States and our transition out of the home video product line, we are rapidly expanding distribution of consumer electronics and accessories products as well as expanding the distribution of our products to international markets.  In addition, we have enhanced our logistics solutions to include a unique offering of multi-channel sales solutions with retail distribution programs, e-commerce fulfillment and third-party logistics services.

Our gross profit from continuing operations decreased to $44.5 million or 9.3% of net sales for fiscal 2012 compared to $65.2 million or 13.3% of net sales for fiscal 2011. Both the $20.6 million decrease in gross profit and 31.7% decrease in gross profit margin were due to $10.4 million, or 2.2% of net sales, of inventory, prepaid royalties and software development write-downs recognized as a result of the Restructuring Plan.  In addition to the write-downs, the decrease in gross profit was due to a mix of lower gross profit margin security and utility software products within the distribution segment and lower gross profit margin value-priced software titles in the publishing segment.

Total operating expenses from continuing operations for fiscal 2012 were $66.8 million or 13.9% of net sales, compared with $59.2 million or 12.1% of net sales for fiscal 2011. The increase in operating expenses of $7.6 million during fiscal 2012 was primarily due to the goodwill and intangible impairment charge of $6.0 million and other restructuring charges of $9.1 million.  This increase was offset by reduced personnel costs and reduced professional fees of $4.9 million and $1.9 million, respectively, primarily as a result of the Restructuring Plan that commenced during the third quarter of fiscal 2012.  The reduction in personnel costs during fiscal 2012 includes a benefit of $386,000 related to a change in our vacation accrual policy.  During fiscal 2012, we established a vacation policy whereby vacations are scheduled for qualified employees based on the needs of the business which resulted in the reversal of accrued vacation amount related to those individuals.

Net loss from continuing operations for fiscal 2012 was $34.3 million or $0.93 per diluted share compared to net income from continuing operations of $12.5 million or $0.34 per diluted share last year.

Impairments and Other Charges

During October 2011, we implemented the Restructuring Plan in order to transition away from facilities, business processes and other assets that were in place to support now divested non-core businesses.  These changes are designed to support high-growth opportunities in the distribution of consumer electronics and accessories, to enhance our e-commerce fulfillment business and to increase our market expansion in Canada.  The Restructuring Plan is expected to generate annualized pre-tax cost savings of $5.5 - $6.5 million when fully implemented in fiscal year 2013.

Substantially all restructuring activities were complete by March 31, 2012.  The Restructuring Plan includes:

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

Inventory.  The total inventory charges were $2.6 million during fiscal 2012, which is included in cost of sales within the Consolidated Statements of Operations.  The total inventory charges related to the distribution and publishing segment were $1.0 million and $1.6 million, respectively, during fiscal 2012.  We determined the estimated realizable value by evaluating the nature and quantity of inventory on hand as compared to expected future sales volumes in addition to corroboration of estimated sales values with market participants.

Prepaid Royalties. Based on our review of business activities and the identification of investments that would not meet requirements for financial returns, we recorded an impairment charge related to the publishing segment for amounts that will not be recouped of $6.1 million during fiscal 2012, which is included in cost of sales within the Consolidated Statements of Operations.

Software Development. Based on the expected cash flows related to the publishing segment software development, we recorded an impairment charge of $1.2 million during fiscal 2012, which is included in cost of sales within the Consolidated Statements of Operations.

Customer Credits. Based on our review of business activities and the identification of investments that would not meet requirements for financial returns, we provided customer credits related to the publishing segment for amounts that will not be collected of $470,000 during fiscal 2012.  These amounts are included in net sales within the Consolidated Statements of Operations.

Severance and other related costs. We completed a Company-wide reduction in force related to the Restructuring Plan whereby approximately 90 positions were eliminated. In addition, we incurred expenses related to the CEO transition which commenced during the first quarter of fiscal 2012.  For fiscal 2012, the total severance and related costs were $6.2 million, of which $1.1 million were associated with the publishing segment and $5.1 million with the distribution segment.

Facility related costs. We vacated a leased property that was utilized for warehouse and manufacturing space in addition to relocating Encore operations to our corporate headquarters. For fiscal 2012, the total facility related costs were $3.0 million, of which $3.0 million were associated with the distribution business and $22,000 with the publishing business.

Goodwill and intangibles. We performed goodwill and intangible impairment assessments due to the Restructuring Plan and the underperformance of the Punch! product lines relative to historical or projected future operating results. We determined fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. We recognized a goodwill impairment charge for the publishing segment of $5.7 million during fiscal 2012.

The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. We determined that the Punch! trademark was impaired as of December 31, 2011.  The intangible impairment charge for the publishing segment was $306,000 during fiscal 2012.

The following tables summarize the impairment and other charges included in our Consolidated Statement of Operations for fiscal 2012 (in thousands):

Consolidated

Net sales	$470
Cost of Sales	9,916
Selling and marketing	542
Distribution and warehousing	3,673
General and administrative	4,839
Goodwill and intangible impairment	5,996
Other expense	122
Total	$25.558

Distribution segment	Inventory	Severance and other	Facility related	Distribution- Total

Cost of sales	$1,044	$—	$—	$1,044
Selling and marketing	—	417	—	417
Distribution and warehousing	—	851	2,822	3,673
General and administrative	—	3,854	—	3,854
Other expense	—	—	119	119
Total	$1,044	$5,122	$2,941	$9,107

Publishing segment	Inventory	Software development costs	Prepaid royalties	Customer credits	Severance and other	Goodwill & intangible	Facility related	Publishing- Total

Net sales	$—	$—	$—	$470	$—	$—	$—	$470
Cost of Sales	1,575	1,238	6,057	—	2	—	—	8,872
Selling and marketing	—	—	—	—	125	—	—	125
General and administrative	—	—	—	—	966	—	19	985
Goodwill and intangible impairment	—	—	—	—	—	5,996	—	5,996
Other expense	—	—	—	—	—	—	3	3
Total	$1,575	$1,238	$6,057	$470	$1,093	$5,996	$22	$16,451

The accrued expense activity related to impairments and other charges was as follows (in thousands):

	Inventory- Distribution	Severance and other- Distribution	Facility related- Distribution	Royalty and Software Development- Publishing	Inventory- Publishing	Severance and other- Publishing	Facility related- Publishing	Total
Accrued expense balance at March 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—
Provision	100	4,598	2,822	1,092	299	1,108	81	10,100
Cash payments	(100)	(3,281)	(2,688)	(345)	-	(969)	(29)	(7,412)
Accrued expense balance at March 31, 2012	$-	$1,317	$134	$747	$299	$139	$52	$2,688

Of the aggregate total impairment and restructuring costs of $25.6 million, approximately $7.4 million was cash expenditures during fiscal 2012 and we expect $2.7 million in cash expenditures during the three months ended June 30, 2012.

Discontinued Operations

On March 31, 2011, we sold our wholly-owned subsidiary, FUNimation. Accordingly, all results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations, and our consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.

There were no net sales from discontinued operations for fiscal 2012. Net sales from discontinued operations for fiscal 2011 were $35.4 million. FUNimation benefitted from increased sales of the Dragonball titles as well as additional media streaming revenue during fiscal 2011.

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

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. On December 29, 2011, we entered into a five-year extension of our Credit Facility that eliminated the participating lender.  The $50.0 million Credit Facility now provides for reduced interest rates on borrowings and includes an accordion feature allowing us to increase borrowing availability up to $70.0 million in certain circumstances.  Proceeds from the Credit Facility are available for general working capital purposes and also includes a provision providing for permitted acquisitions of less than $5.0 million in cash.  The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

At both March 31, 2012 and 2011 we had zero outstanding on the Credit Facility.   Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $30.4 million and $33.3 million at March 31, 2012 and 2011, respectively. At March 31, 2012, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants within the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at March 31, 2012 and 2011, respectively. Such interest amounts have been, and continue to be, payable monthly.

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

Revenue Recognition

We recognize revenue on products shipped when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. We recognize service revenues upon delivery of the services. Service revenues represented less than 10% of total net sales for fiscal 2012, 2011 and 2010. We have relationships with certain of our customers and vendors whereby we provide fee-based services, which are recognized on a net basis within sales. Under specific conditions, we permit our customers to return or destroy products at customer locations. We record a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts we reasonably believe will be collected. These reserves are based on the application of our historical gross profit percent against average sales returns and product destructions. Our actual sales return and product destruction in field rates have averaged between 10% and 12% over the past three years. Although our past experience has been a good indicator of future reserve levels, there can be no assurance that our current reserve levels will be adequate in the future.

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

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts receivable.   In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, substantial down-grading of credit scores, bankruptcy filings and other economic and industry factors.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to the collectability based on the information considered and further deterioration of accounts.  Our largest collection risks exist for customers that are in bankruptcy, or at risk of bankruptcy. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

Restructuring charges

 We monitor and regularly evaluate our organizational structure and associated operating expenses. Depending on events and circumstances, we may decide to take additional actions to reduce future operating costs. In determining restructuring charges, we analyze our future operating requirements, including the required headcount by business functions and facility space requirements. Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates are made. In recording employee separation accruals, we record a liability when all of the following conditions have been met: employees’ rights to receive compensation for future absences is attributable to employees’ services already rendered; the obligation relates to rights that vest or accumulate; payment of the compensation is probable; and the amount can be reasonably estimated. In recording facilities lease loss accruals, we make various assumptions, including the time period over which the facilities are expected to be vacant, expected sublease terms, expected sublease rates, expected future operating costs, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring reserves, including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring reserves in the future.

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

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. These types of analyses require us to make certain assumptions and estimates regarding industry economic factors and the profitability of future business strategies. We conduct impairment testing at least once annually based on our most current business strategy in light of present industry and economic conditions, as well as future expectations. If the operating results for our publishing business deteriorate considerably and are not consistent with our assumptions and estimates, we may be exposed to a goodwill impairment charge that could be material. During the fiscal year ended March 31, 2012, we determined that the fair value of the publishing business was less than its fair value, and accordingly, an impairment of goodwill and other intangibles was recorded of $6.0 million. In determining the amount of impairment, we analyzed the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination. Our publishing business had a goodwill balance of zero and $5.7 million as of March 31, 2012 and 2011, respectively.  We have no goodwill associated with our distribution business.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and amortizable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. If our results from operations deteriorate considerably and are not consistent with our assumptions, we may be exposed to a material impairment charge. During the fiscal year ended 2012, we determined that the fair value of various long-lived assets was less than their carrying values, and accordingly, an impairment of other assets was recorded of $7.3 million. In determining the amount of impairment, we analyzed the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination.

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

Income Taxes

Income taxes are recorded under the liability method, whereby deferred income taxes provide for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Management reviews our deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. The recoverability of these deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At March 31, 2011, we evaluated the need for a valuation allowance and based on the history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, concluded we would more likely than not be able to realize the entire $30.7 million of deferred tax assets recorded at March 31, 2011.  Therefore, we released the remaining $9.7 million of valuation allowance at that time, reducing the valuation allowance balance to zero at March 31, 2011.

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2012, the Company had a net deferred tax asset position before valuation allowance of $38.9 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards at March 31, 2012 which will begin to expire in 2016.  The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of March 31, 2012, which is included in income tax expense for fiscal 2012.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe this pronouncement will have a material impact on our consolidated financial statements.

ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We do not expect the adoption of ASU 2011-12 will have a material impact on its results of operations, financial condition, or cash flows.

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
The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Fiscal Year Ended
(Unaudited) (In thousands)	March 31, 2012	March 31, 2011	March 31, 2010
Net sales
Distribution	$471,485	$481,349	$487,692
Publishing	26,848	31,731	32,058
Net sales before inter-company eliminations	498,333	513,080	519,750
Inter-company sales	(17,509)	(22,183)	(23,980)
Net sales as reported	$480,824	$490,897	$495,770

Results of Operations

The following table sets forth for the periods indicated, the percentage of net sales represented by certain items included in our Consolidated Statements of Operations.

	Fiscal Years Ended March 31,
	2012	2011	2010
Net sales:
Distribution	98.0%	98.0%	98.4%
Publishing	5.6	6.5	6.4
Inter-company sales	(3.6)	(4.5)	(4.8)
Total net sales	100.0	100.0	100.0
Cost of sales, exclusive of depreciation	90.7	86.7	86.3
Gross profit	9.3	13.3	13.7
Operating Expenses
Selling and marketing	4.4	4.3	3.7
Distribution and warehousing	2.7	2.2	2.0
General and administrative	4.8	4.8	5.0
Depreciation and amortization	0.8	0.8	0.7
Goodwill and intangible impairment	1.2	—	—
Total operating expenses	13.9	12.1	11.4
Income (loss) from operations	(4.6)	1.2	2.3
Interest income (expense), net	(0.2)	(0.4)	(0.5)
Other income (expense), net	(0.1)	—	0.2
Income (loss) from continuing operations — before taxes	(4.9)	0.8	2.0
Income tax benefit (expense)	(2.2)	1.7	1.7
Net income (loss) from continuing operations	(7.1)	2.5	3.7
Discontinued operations, net of tax
Loss on sale of discontinued operations	—	(1.1)	—
Income (loss) from discontinued operations	—	0.8	0.8
Net income (loss)	(7.1)%	2.2%	4.5%

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

Distribution Segment

The distribution segment distributes computer software, consumer electronics and accessories, video games and home videos in addition to providing fee-based logistical services.

Fiscal 2012 Results from Continuing Operations Compared With Fiscal 2011

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the distribution segment were $471.5 million for fiscal 2012 compared to $481.3 million for fiscal 2011, a decrease of $9.9 million or 2.0%. Consumer electronics and accessories net sales increased $46.7 million to $77.8 million during fiscal 2012 from $31.1 million for fiscal 2011, due to the distribution of new products to existing and new customers.  The increase in consumer electronics and accessories net sales more than offset the net sales decline in software, video game and home video products. Net sales decreased $35.6 million in the software product group to $345.2 million for fiscal 2012 compared to $380.8 million for fiscal 2011, primarily due to reduced demand for our software products.  Video games net sales decreased $1.7 million to $25.8 million in fiscal 2012 from $27.5 million in fiscal 2011, due to fewer video game releases during fiscal 2012. Home video net sales decreased $19.3 million to $22.6 million for fiscal 2012 from $41.9 million in fiscal 2011, due primarily to two large customers no longer selling our home video products and our transition out of this product line. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment, market demands and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $41.0 million or 8.7% of net sales for fiscal 2012 compared to $48.4 million or 10.1% of net sales for fiscal 2011. The $7.4 million decrease in gross profit and the 15.4% decrease in gross profit margin were both primarily due to a higher mix of lower gross profit margin security and utility software products.  In addition, inventory write-downs as a result of the Restructuring Plan of $1.0 million, or 0.2% of net sales negatively affected gross profit. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.

Operating Expenses

Total operating expenses for the distribution segment were $50.6 million, or 10.7% of net sales, for fiscal 2012 compared to $47.2 million, or 9.8% of net sales, for fiscal 2011. Overall expenses increased by $7.9 million due to Restructuring Plan related costs, or 1.7% of net sales, which were offset by reduced personnel costs and reduced professional fees of $3.1 million and $1.9 million, respectively, resulting from the Restructuring Plan. The reduction in personnel costs during fiscal 2012 includes a benefit of $345,000 related to a change in our vacation accrual policy.  During fiscal 2012, we established a vacation policy whereby vacations are scheduled for qualified employees based on the needs of the business which resulted in the reversal of accrued vacation amount related to those individuals.

Selling and marketing expenses for the distribution segment increased $810,000 to $15.4 million, or 3.3% of net sales, for fiscal 2012 compared to $14.6  million, or 3.0% of net sales, for fiscal 2011.  This increase was primarily due to $417,000 of Restructuring Plan related costs in addition to an increase in marketing and advertising costs. The reduction in personnel costs during fiscal 2012 includes a benefit of $114,000 related to the change in our vacation accrual policy.

Distribution and warehousing expenses for the distribution segment were $13.2 million, or 2.8% of net sales, for fiscal 2012 compared to $10.7 million, or 2.2% of net sales, for fiscal 2011.  The $2.5 million increase was primarily due to $3.7 million of Restructuring Plan related costs offset by reduced personnel and related costs of $1.3 million resulting from the Restructuring Plan.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $19.1 million, or 4.0% of net sales, for fiscal 2012 compared to $18.7 million, or 3.9% of net sales, for fiscal 2011. The $418,000 increase was primarily due to $3.9 million of Restructuring Plan related costs which were offset by reduced personnel and reduced professional fees of $1.8 million and $1.8 million, respectively, resulting from the Restructuring Plan. The reduction in personnel costs during fiscal 2012 includes a benefit of $209,000 related to the change in our vacation accrual policy.

Depreciation and amortization for the distribution segment was $3.0 million for fiscal 2012 compared to $3.3 million for fiscal 2011. The $300,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating Income

Net operating loss for the distribution segment was $9.7 million for fiscal 2012 compared to net operating income of $1.2 million for fiscal 2011.

Fiscal 2011 Results from Continuing Operations Compared With Fiscal 2010

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the distribution segment were $481.3 million for fiscal 2011 compared to $487.7 million for fiscal 2010, a decrease of $6.4 million or 1.3%. Net sales decreased $27.2 million in the software product group to $380.8 million for fiscal 2011 compared to $408.0 million for fiscal 2010, primarily due to a reduction in shelf space for our products at retail locations, the proliferation of digital software downloads and the departure of two vendors (which accounted for an additional $25.1 million of sales in fiscal 2010), partially offset by $13.5 million of additional sales in Canadian markets.  Home video net sales increased $3.8 million to $41.9 million for fiscal 2011 from $38.1 million in fiscal 2010, due primarily to new title releases in fiscal 2011 compared to fiscal 2010. Video games net sales increased $243,000 to $27.5 million in fiscal 2011 from $27.3 million in fiscal 2010, due to new title releases during fiscal 2011. Consumer electronics and accessories net sales increased $16.8 million to $31.1 million during fiscal 2011 from $14.3 million for fiscal 2010, due to the distribution of additional new products.

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

We also published anime content through FUNimation Productions, Ltd. (“FUNimation”) prior to our sale of FUNimation on March 31, 2011. Accordingly, the results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 4 to our consolidated financial statements).

In fiscal 2009, a former component of our publishing business, BCI, began winding down its licensing operations related to budget home video, and the wind-down was completed during the fourth quarter of fiscal 2010.

Fiscal 2012 Results from Continuing Operations Compared With Fiscal 2011

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the publishing segment were $26.8 million for fiscal 2012 compared to $31.7 million for fiscal 2011. The $4.9 million, or 15.4% decrease in net sales, was primarily due to a decline in retail sales resulting from reduced demand and loss of shelf space.  We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.

Gross Profit

Gross profit for the publishing segment was $3.5 million, or 13.2% of net sales, for fiscal 2012 compared to $16.7 million, or 52.8% of net sales, for fiscal 2011. The $13.2 million decrease in gross profit and 78.8% decrease in gross profit margin percent were both primarily a result of inventory, prepaid royalties and software development write-downs totaling $9.3 million, or 34.8% of net sales, related to the Restructuring Plan.  In addition, gross profit decreased as a result of decreased sales volume and the mix of sales in fiscal 2012 included a larger amount of lower gross profit margin value-priced software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.

Operating Expenses

Total operating expenses increased $4.2 million for the publishing segment to $16.2 million for fiscal 2012 from $12.0 million for fiscal 2011. Overall expenses increased due to goodwill and intangible impairment of $6.0 million, or 22.3% of net sales and restructuring charges of $1.1 million, or 4.1% of net sales.  The increase was offset by a reduction in personnel costs of $1.8 million resulting from the Restructuring Plan.

Selling and marketing expenses for the publishing segment were $5.7 million, or 21.3% of net sales, for fiscal 2012 compared to $6.5 million, or 20.5% of net sales, for fiscal 2011. The $800,000 decrease was principally due to personnel and related expense reductions of approximately $980,000 resulting from the Restructuring Plan.

General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment decreased to $3.8 million, or 14.3% of net sales, for fiscal 2012 compared to $4.9 million, or 15.5% of net sales, for fiscal 2011.  The $1.1 million decrease was primarily due to the reversal of the $948,000 Punch! contingent liability accrual during fiscal 2012 as well as a reduction in personnel costs of $835,000 resulting from the Restructuring Plan.  These decreases were partially offset by Restructuring Plan related costs of $1.0 million.

Depreciation and amortization expense for the publishing segment was $670,000 for fiscal 2012 compared to $573,000 for fiscal 2011. The $97,000 increase was primarily due to the amortization of the Punch! acquisition-related intangibles for a full 12 months in fiscal 2012.

Goodwill and intangible impairment for the publishing segment was $6.0 million for fiscal 2012 compared to zero for the prior period.  During the third quarter of fiscal 2012, we concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011 which included a review of the portfolio of businesses for where continued business investments would not meet our requirements for financial returns.  We conducted impairment tests during the third quarter of fiscal 2012 based on present facts and circumstances and our business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations.  Accordingly, goodwill impairment of $5.7 million and intangible impairment of $306,000 was recorded during fiscal 2012.

Operating Income

The publishing segment had net operating loss of $12.6 million for fiscal 2012 compared to net operating income of $4.8 million for fiscal 2011.

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

Consolidated Other Income and Expense for All Periods

Interest income (expense), net was expense of $968,000 for fiscal 2012 compared to expense of $1.8 million for fiscal 2011. The decrease in interest expense for fiscal 2012 was a result of a reduction in debt borrowings from fiscal 2011.

Other income (expense), net for fiscal 2012 and fiscal 2011was net expense of $457,000 and $153,000, respectively, which consisted primarily of foreign exchange loss.

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

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

We recorded income tax expense from continuing operations of $10.6 million for fiscal 2012, or an effective rate of negative 44.6%, income tax benefit from continuing operations of $8.4 million for fiscal 2011, or an effective rate of negative 208.7%, and income tax benefit from continuing operations of $8.6 million for fiscal 2010, or an effective tax rate of negative 85.3%. The change in our effective tax rate from year to year is principally attributable to the fact that we released $11.7 million of the valuation allowance against our deferred tax assets during fiscal 2010, released the remaining balance of the valuation allowance of $9.7 million during fiscal 2011 and recorded a valuation allowance of $18.9 million during fiscal 2012.

For the year ended March 31, 2011 we recorded income tax expense from discontinued operations of $2.2 million and income tax benefit from the sale of discontinued operations of $2.9 million.  For the year ended March 31, 2010, we recorded income tax expense from discontinued operations of $2.4 million.  The effective tax rate applied to discontinued operations for the year ended March 31, 2011 was 36.4% and the rate applied to the sale of discontinued operations was 36.1%.  The effective tax rate applied to discontinued operations for the year ended March 31, 2010 was 36.5%.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed our deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2012, we had a net deferred tax asset position before valuation allowance of $38.9 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has  foreign tax credit carryforwards at March 31, 2012 which will begin to expire in 2016.  We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of March 31, 2012, which is included in income tax expense for fiscal 2012.

We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of March 31, 2011, interest accrued was $168,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $612,000. During fiscal 2012, $94,000 of UTB’s were reversed, which was net of $173,000 of deferred federal and state income tax benefits. As of March 31, 2012, interest accrued was $190,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $518,000.

Consolidated Net Income (Loss)  from Continuing Operations

We recorded net loss from continuing operations of $34.3 million for fiscal 2012, net income from continuing operations of $12.5 million for fiscal 2011 and  net income from continuing operations of $18.7 million for fiscal 2010.

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

Consolidated Net (Loss) Income

Net loss for fiscal 2012 was $34.3 million, net income for fiscal 2011 was $11.2 million and net income for fiscal 2010 was $22.9 million.

Market Risk

Our exposure to market risk was primarily due to the fluctuating interest rates associated with variable rate indebtedness. We had no long-term debt amounts outstanding at March 31, 2012.  See Item 7A — Quantitative and Qualitative Disclosure About Market Risk.

Seasonality and Inflation

Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 31.9%, 30.0% and 25.4% of our net sales for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. As a supplier of products ultimately sold to consumers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic or weather conditions during this period could negatively affect our operating results.  Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash used in operating activities for fiscal 2012 totaled $5.5 million, compared to cash provided by operating activities of $8.7 million and $13.0 million for fiscal 2011 and 2010, respectively.

The net cash used in operating activities for fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, the reversal of the Punch! contingent payment accrual of $948,000 which was unearned, depreciation and amortization of $3.6 million, amortization of debt acquisition costs of $482,000, amortization of software development costs of $2.1 million, share-based compensation of $1.2 million, goodwill and intangibles impairment of $6.0 million, a decrease in deferred income taxes of $10.7 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the fiscal 2012: accounts receivable increased $9.8 million, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $4.1 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $6.6 million, primarily resulting from the write-down of prepaid expenses and recoupments of prepaid royalties; income taxes receivable increased $13,000, primarily due to the timing of required tax payments and tax refunds; accounts payable decreased $5.7 million, primarily as a result of timing of payments and purchases; income taxes payable decreased $37,000 primarily due to the timing of required tax payments and tax refunds; and accrued expenses decreased $1.2 million, net of various accrual payments and a decrease in accrued wages due to timing of pay periods.

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

Investing Activities

Cash flows provided by investing activities totaled $19.9 million in fiscal 2012, compared to cash flows used in investing activities of $9.9 million and $1.5 million in fiscal 2011 and 2010, respectively.

Proceeds from the sale of discontinued operations and repayment of note receivable related to acquisitions totaled $22.5 million and $1.0 million during fiscal 2012, respectively.  The acquisition of Punch! totaled $8.1 million in fiscal 2011. The investment in software development totaled $877,000, $978,000 and $1.4 million for fiscal 2012, 2011 and 2010, respectively.

The acquisition of property and equipment totaled $759,000, $816,000 and $1.2 million in fiscal 2012, 2011 and 2010, respectively. Purchases of assets in fiscal 2012 consisted primarily of computer equipment.  Purchases of assets in fiscal 2011 consisted primarily of computer equipment and assets related to our Canadian distribution facility. Purchases of fixed assets in fiscal 2010 consisted primarily of computer equipment, and system development and equipment for our Canadian distribution facility.

Purchase of intangible assets totaled zero for both fiscal 2012 and fiscal 2011.  Purchase of intangible assets totaled  $12,000 for fiscal 2010.

Sales of marketable equity securities totaled zero for both fiscal 2012 and fiscal 2011. Sales of marketable equity securities totaled  $1.0 million during fiscal 2010 which related to sales of assets held in the Rabbi trust formed for purposes of funding deferred compensation payments to a former CEO.

Financing Activities

Cash flows used in financing activities were $8.8 million in fiscal 2012, $4.0 million in fiscal 2011 and $14.8 million in fiscal 2010.

We had proceeds of $39.5 million and repayments of $39.5 million for the revolving line of credit, decrease in checks written in excess of cash balances of $8.7 million and payment of debt acquisition costs of $185,000 in fiscal 2012.

We had $6.6 million of net repayments on the revolving line of credit (proceeds of $205.6 million and repayments of $212.2 million), increase in checks written in excess of cash balances of $4.0 million and payment of deferred compensation of $1.3 million in fiscal 2011.

We had $17.5 million net repayments on the revolving line of credit (proceeds of $196.1 million and repayments of $213.6 million), increase in checks written in excess of cash balances of $4.5 million and debt acquisition costs of $1.8 million in fiscal 2010.

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

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and Capital One Leverage Financing Corp. as a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the Credit Facility limit to $50.0 million, provide for an additional $20.0 million of the available credit under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

Amounts available under the credit facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2012, we had zero outstanding and based on the facility’s borrowing base and other requirements, we had excess availability of $30.4 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at March 31, 2012 and March 31, 2011, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At March 31, 2012, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other growth product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) payments related to restructuring activities (5) investments to sign exclusive distribution agreements; (6) equipment needs for our operations; and (7) asset or company acquisitions. During fiscal 2012, we invested approximately $4.9 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.

Of the aggregate total expected impairment and restructuring costs, $7.4 million was cash expenditures during fiscal 2012 and we expect $2.7 million in cash expenditures during the three months ended June 30, 2012.

Net cash flows provided by discontinued operations were $5.2 million and $3.3 million for fiscal 2011 and fiscal 2010, respectively.

At March 31, 2012, we had zero outstanding on our $50.0 million Credit Facility.  Our Credit Facility includes an accordion feature allowing the Company to increase borrowing availability up to $70 million under certain circumstances.  Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.  At March 31, 2012, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $30.4 million. At March 31, 2012, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

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

Contractual Obligations

The following table presents information regarding contractual obligations that exist as of March 31, 2012 by fiscal year (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$11,268	$1,908	$3,076	$2,897	$3,387
Capital leases	179	76	70	33	—
License and distribution agreements	2,357	1,587	770	—	—
Total	$13,804	$3,571	$3,916	$2,930	$3,387

We have excluded liabilities resulting from uncertain tax positions of $743,000 from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.

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

Interest Rate Risk. Our exposure to changes in interest rates results primarily from our Credit Facility borrowings. As of March 31, 2012 we had zero outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2012, a 100-basis point change in the current LIBOR rate would have no impact on our annual interest expense.  The level of outstanding indebtedness fluctuates from period to period and therefore could have a future impact on our interest expense.

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

During the years ended March 31, 2012, 2011 and 2010, we had $330,000 of foreign exchange loss, $129,000 of foreign exchange loss and $788,000 of foreign exchange gain, respectively. Gain or loss on these activities is a function of the change in the foreign exchange rate between the sale or purchase date and the collection or payment of cash. Though the change in the exchange rate is out of our control, we periodically monitor our Canadian activities and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.

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

As required by Rule 13a-15(b) and 15d-15(b) promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that:

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based on Management’s assessment, management believes that, as of March 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

We adopted a Code of Business Conduct and Ethics that applies to our officers, directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Conduct and Ethics is available on our Web site, www.navarre.com.

A copy of our Code of Business Conduct and Ethics may also be obtained, without charge, upon written request to:

Navarre Corporation
Investor Relations
7400 49th Avenue North
Minneapolis, MN 55428

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our Web site, www.navarre.com.

All other information required under this item will be contained in our definitive proxy statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 11. Executive Compensation

Information required under this item will be contained in our definitive proxy statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required under this item will be contained in our definitive proxy statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this item will be contained in our definitive proxy statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

Information required under this item will be contained in our definitive proxy statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report –

(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:
	(i)	Reports of Independent Registered Public Accounting Firm.
	(ii)	Consolidated Balance Sheets as of March 31, 2012 and 2011.
	(iii)	Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010
	(iv)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2011 and 2012
	(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010
	(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
(i)
Schedule II — Valuation and Qualifying Accounts and Reserves
Schedules other than those listed above have been omitted because they are inapplicable or the required information is either immaterial or shown in the Consolidated Financial Statements or the notes thereto.

(3)                   Exhibit Listing

		Filed	Incorporated by reference
Exhibit number	Exhibit description	here with	Form	Period ending	Exhibit	Filing date
2.1	Partnership Interest Purchase Agreement by and among Navarre CP, LLC, Navarre CS, LLC, and Navarre CLP, LLC, and FUNimation GP, LLC, Anime LP Holdings, LLC and FUNimation LP, LLC dated March 31, 2011		8-K		2.1	04/05/11

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	04/13/06

3.2	Navarre Corporation Second Amended and Restated Bylaws		8-K		3.1	03/12/12

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	04/13/06

10.1*	Navarre Corporation Amended and Restated 1992 Stock Option Plan		10-K	03/31/02	10.3	07/01/02

10.2*	2003 Amendment to 1992 Stock Option Plan		S-8		99.1	09/23/03

10.3*	Form of Individual Stock Option Agreement under 1992 Stock Option Plan		S-1		10.4	09/03/93

10.4*	Navarre Corporation Amended and Restated 2004 Stock Plan, as amended September 13, 2007 (but only as to the addition of 1,500,000 shares available for issuance)		S-8		4	02/22/06

10.5*	Amendment No. 2 to Amended and Restated 2004 Stock Plan		DEF14A		A	07/28/09

10.6*	Form of Employee Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.58	06/14/05

10.7*	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan		10-K	03/31/05	10.59	06/14/05

10.8*	Form of Employee Restricted Stock Agreement under 2004 Stock Plan		8-K		10.2	04/04/06

10.9*	Form of Director Restricted Stock Agreement under 2004 Stock Plan		8-K		10.3	04/04/06

10.10*	Form of Employee Nonqualified Stock Option Agreement under 2004 Stock Plan		8-K		10.2	09/19/11

10.11*	Form of TSR Stock Unit Agreement under 2004 Stock Plan		8-K		10.4	04/04/06

10.12*	Form of Performance Stock Unit Agreement under 2004 Stock Plan		8-K		10.5	04/04/06

10.13*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan		10-Q	09/31/07	10.1	11/08/07

10.14*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan – J. Reid Porter		8-K		10.2	08/26/11

10.15*	Amended and Restated Employment Agreement dated December 28, 2006 between the Company and Cary L. Deacon		8-K		99.1	12/29/06

10.16*	Amendment dated January 29, 2007 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1	01/30/07

10.17*	Amendment dated March 20, 2008 to Amended and Restated Employment Agreement between the Company and Cary L. Deacon		8-K		10.1	03/21/08

10.18*	Amended and Restated Executive Severance Agreement dated March 20, 2008 between the Company and J. Reid Porter		8-K		10.2	03/21/08

10.19*	First Amendment to Amended and Restated Executive Severance Agreement dated August 10, 2010 between the Company and J. Reid Porter	8-K		10.1	09/16/10

10.20*	Second Amendment to Amended and Restated Executive Severance Agreement dated August 23, 2011 between the Company and J. Reid Porter	8-K		10.1	08/26/11

10.21*	Executive Severance Agreement dated March 20, 2008 between the Company and Joyce Fleck	10-K	03/31/09	10.22	06/09/09

10.22*	Executive Severance Agreement dated March 20, 2008 between the Company and Calvin Morrell	10-K	03/31/09	10.23	06/09/09

10.23*	Executive Severance Agreement dated March 31, 2008 between the Company and Diane D. Lapp	8-K		10.1	10/28/11

10.24*	Executive Employment Agreement with Restrictive Covenants dated October 3, 2011 between the Company and Richard S Willis	8-K/A		10.1	10/6/11

10.25*	Amendment to Executive Employment Agreement with Restrictive Covenants dated February 22, 2012 between the Company and Richard S Willis	8-K/A		10.1	02/23/12

10.26*	Fiscal Year 2010 Annual Management Incentive Plan	8-K		10.1	04/21/09

10.27*	Fiscal Year 2011 Annual Management Incentive Plan	8-K		10.1	05/14/10

10.28*	Fiscal Year 2012 Annual Management Incentive Plan	10-K	03/31/11	10.59	06/09/11

10.29*	Fiscal Year 2013 Annual Management Incentive Plan	8-K		10.1	04/04/12

10.30	Office/Warehouse Lease dated April 1, 1998 between the Company and Cambridge Apartments, Inc.	10-K	03/31/99	10.6	06/29/99

10.31	Amendment dated September 27, 2001 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-Q	06/30/03	10.9.1	08/14/03

10.32	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003	10-Q	06/30/03	10.9.3	08/14/03

10.33	Amendment dated July 14, 2003 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-Q	06/30/03	10.9.2	08/14/03

10.34	Form of Amendment dated February 23, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	03/31/04	10.48	06/29/04

10.35	Form of Amendment dated June 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	03/31/04	10.49	06/29/04

10.36	Addendum dated May 27, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	03/31/04	10.51	06/29/04

10.37	Addendum dated November 12, 2009 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	03/31/10	10.39	06/11/10

10.38	Amendment dated March 21, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-K	03/31/04	10.50	06/29/04

10.39	Amendment dated November 23, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-Q	12/31/04	10.1	02/14/05

10.40	Amendment dated February 2, 2006 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-Q	12/31/05	10.1	02/09/06

10.41	Form of Office/Warehouse Lease dated May 27, 2004 between the Company and NL Ventures IV New Hope, L.P.	10-K	03/31/04	10.47	06/29/04

10.42	Office Lease dated October 8, 2004 between Encore Software, Inc. and Kilroy Realty, L.P.	10-Q	09/30/04	10.57	11/15/04

10.43	Amendment dated December 29, 2004 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.	10-Q	12/31/04	10.3	02/14/05

10.44	Addendum dated April 29, 2010 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.	10-K	03/31/10	10.46	06/11/10

10.45	Office/Warehouse Lease dated November 19, 2009 between the Company and Orlando Corporation	10-K	03/31/10	10.47	06/11/10

10.46	Consent to Assignment dated March 1, 2010 of Office/Warehouse Lease between the Company, Navarre Distribution Services ULC and Orlando Corporation	10-K	03/31/10	10.48	06/11/10

10.47	Office Lease dated May 29, 2007 between FUNimation Productions, Ltd. and FMBP Industrial I LP	10-K	03/31/07	10.117	06/14/07

10.48	Form of Credit Agreement dated November 12, 2009 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	8-K		10.1	11/13/09

10.49	Consent and Amendment No. 1 to Credit Agreement dated April 29, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	10-K	03/31/10	10.69	06/11/10

10.50	Consent and Amendment No. 2 to Credit Agreement dated May 17, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	8-K		10.2	05/17/10

10.51	Form of Amendment No 5. to Credit Agreement dated December 29, 2011 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	01/05/12

10.52	Form of Amendment No. 6 to Credit Agreement dated February 3, 2012 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	02/03/12

10.53	Asset Purchase Agreement dated May 17, 2010 by and among Encore Software, Inc., Navarre Corporation and Punch Software, LLC	8-K		10.1	05/17/10

10.54	Settlement Agreement, dated February 11, 2011, by and among Navarre Corporation, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (Q.P.), L.P., Becker Drapkin Partners, L.P., BD Partners II, L.P. and BC Advisors, LLC	8-K		10.1	02/14/11

10.55	Amendment Agreement, dated October 31, 2011, by and among Navarre Corporation, Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (Q.P.), L.P., Becker Drapkin Partners, L.P., BD Partners II, L.P. and BC Advisors, LLC	8-K		10.1	11/01/11

10.56	Consulting Agreement dated December 23, 2011 between the Company and Golden Rule Advisors LLC	8-K		10.1	12/27/11

14.1	Navarre Corporation Code of Business Conduct and Ethics	10-K	03/31/04	14.1	06/29/04

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	X

24.1	Power of Attorney, contained on signature page	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

99.1	Unaudited pro forma condensed consolidated balance sheets of Navarre Corporation as of December 31, 2010, and the unaudited pro forma condensed consolidated statements of operations of Navarre Corporation for the nine months ended December 31, 2010, and the fiscal years ended March 31, 2010, 2009 and 2008	8-K/A	99.2	04/06/11

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation	X

101.DEF**	XBRL Taxonomy Extension Definition	X

101.LAB**	XBRL Taxonomy Extension Labels	X

101.PRE**	XBRL Taxonomy Extension Presentation	X

*           Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
**           The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation
(Registrant)

May 25, 2012	By:	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

May 25, 2012	By:	/s/ Diane D. Lapp
Diane D. Lapp
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S Willis and Diane D. Lapp, or either of them, as his/her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Richard S Willis	President and Chief Executive Officer and Director
Richard S Willis	(principal executive officer)	May 25, 2012

/s/ Diane D. Lapp	Interim Chief Financial Officer (principal financial
Diane D. Lapp	and accounting officer)	May 25, 2012

/s/ Timothy R. Gentz	Chairman of the Board	May 25, 2012
Timothy R. Gentz

/s/ Keith A. Benson	Director	May 25, 2012
Keith A. Benson
	Director	May 25, 2012
/s/ David F. Dalvey
David F. Dalvey

/s/ Frederick C. Green IV	Director	May 25, 2012
Frederick C. Green IV

/s/ Kathleen P. Iverson	Director	May 25, 2012
Kathleen P. Iverson

/s/ Bradley J. Shisler	Director	May 25, 2012
Bradley J. Shisler

/s/ Tom F. Weyl	Director	May 25, 2012
Tom F. Weyl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Navarre Corporation

We have audited the accompanying consolidated balance sheets of Navarre Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navarre Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Navarre Corporation

We have audited Navarre Corporation (a Minnesota corporation) and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Navarre Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navarre Corporation and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012, and our report dated May 25, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 25, 2012

NAVARRE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$5,600	$-
Accounts receivable, net	47,935	57,833
Receivable from the sale of discontinued operations	-	24,000
Inventories	28,850	24,913
Prepaid expenses	2,198	3,957
Deferred tax assets — current, net	1,580	6,436
Other assets — current	13	-
Total current assets	86,176	117,139
Property and equipment, net	6,868	9,299
Software development costs, net	944	2,202
Other assets:
Intangible assets, net	1,547	2,375
Goodwill	-	5,709
Deferred tax assets — non-current, net	18,450	24,320
Non-current prepaid royalties	4,871	9,667
Other assets	2,520	3,155
Total assets	$121,376	$173,866
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$73,421	$80,379
Checks written in excess of cash balances	-	8,790
Accrued expenses	6,576	7,768
Contingent payment obligation short-term — acquisition (Note 5)	-	526
Note payable — acquisition (Note 5)	-	1,002
Other liabilities — short-term	66	103
Total current liabilities	80,063	98,568
Long-term liabilities:
Contingent payment obligation long-term — acquisition (Note 5)	-	422
Other liabilities — long-term	1,497	1,795
Total liabilities	81,560	100,785
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 00,000,000; issued and outstanding shares — 37,112,343 at March 31, 2012 and 36,577,605 at March 31, 2011	164,196	162,997
Accumulated deficit	(124,371)	(90,071)
Accumulated other comprehensive income	(9)	155
Total shareholders’ equity	39,816	73,081
Total liabilities and shareholders’ equity	$121,376	$173,866

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended March 31,
	2012	2011	2010
Net sales	$480,824	$490,897	$495,770
Cost of sales (exclusive of depreciation)	436,318	425,729	427,726
Gross profit	44,506	65,168	68,044
Operating expenses:
Selling and marketing	21,112	21,099	18,144
Distribution and warehousing	13,170	10,694	9,799
General and administrative	22,907	23,573	24,526
Depreciation and amortization	3,624	3,848	4,037
Goodwill and intangible impairment	5,996	-	-
Total operating expenses	66,809	59,214	56,506
Income (loss) from operations	(22,303)	5,954	11,538
Other income (expense):
Interest income (expense), net	(968)	(1,754)	(2,240)
Other income (expense), net	(457)	(153)	788
Income (loss) from continuing operations before income tax	(23,728)	4,047	10,086
Income tax benefit (expense)	(10,572)	8,446	8,602
Net income (loss) from continuing operations	(34,300)	12,493	18,688
Discontinued operations:
Loss on sale of discontinued operations	-	(5,198)	-
Income from discontinued operations, net of tax	-	3,888	4,184
Net income (loss)	$(34,300)	$11,183	$22,872
Basic earnings (loss) per common share:
Continued operations	$(0.93)	$0.34	$0.51
Discontinued operations	-	(0.03)	0.12
Net income (loss)	$(0.93)	$0.31	$0.63
Diluted earnings (loss) per common share:
Continued operations	$(0.93)	$0.34	$0.51
Discontinued operations	-	(0.04)	0.11
Net income (loss)	$(0.93)	$0.30	$0.62
Weighted average shares outstanding:
Basic	36,877	36,446	36,285
Diluted	36,877	36,952	36,643

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2009	36,260,116	$161,134	$(124,126)	$(1)	$37,007
Shares issued upon exercise of stock options and for restricted stock	158,003	5	-		5
Share based compensation	-	1,004	-		1,004
Redemptions of common stock to cover tax withholdings	(51,451)	(128)	-		(128)
Net income	-	-	22,872		22,872
Unrealized gain on marketable securities	-	-	-	1	1
Comprehensive income	-	-	-		22,873
Balance at March 31, 2010	36,366,668	162,015	(101,254)	-	60,761
Shares issued upon exercise of stock options and for restricted stock	284,739	56	-	-	56
Share based compensation	-	1,096	-	-	1,096
Redemptions of common stock to cover tax withholdings	(73,802)	(170)	-	-	(170)
Net income	-	-	11,183	-	11,183
Unrealized gain on foreign exchange rate translation	-	-	-	155	155
Comprehensive income	-	-	-	-	11,338
Balance at March 31, 2011	36,577,605	162,997	(90,071)	155	73,081
Shares issued upon exercise of stock options and for restricted stock	633,253	227	-	-	227
Share based compensation	-	1,171	-	-	1,171
Redemptions of common stock to cover tax withholdings	(98,515)	(199)	-	-	(199)
Net loss	-	-	(34,300)	-	(34,300)
Unrealized loss on foreign exchange rate translation	-	-	-	(164)	(164)
Comprehensive loss	-	-	-	-	(34,464)
Balance at March 31, 2012	37,112,343	$164,196	$(124,371)	$(9)	$39,816

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended March 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(34,300)	$11,183	$22,872
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(3,888)	(4,184)
Loss on sale of discontinued operations	-	5,198	-
Contingent payment obligation — unearned	(948)	-	-
Depreciation and amortization	3,624	3,848	4,037
Amortization of debt acquisition costs	482	596	502
Write-off of debt acquisition costs	-	-	289
Amortization of software development costs	2,135	499	324
Share-based compensation expense	1,171	1,096	1,004
Goodwill and intangible impairment	5,996	-	-
Deferred compensation expense	-	-	(816)
Deferred income taxes	10,726	(8,626)	(7,293)
Other	217	303	88
Changes in operating assets and liabilities:
Accounts receivable	9,799	4,225	13,094
Inventories	(4,060)	(2,796)	(1,118)
Prepaid expenses	6,555	(16)	(2,535)
Income taxes receivable	(13)	131	4,772
Other assets	170	29	314
Accounts payable	(5,747)	912	(21,014)
Income taxes payable	(37)	-	-
Accrued expenses	(1,223)	(4,000)	2,690
Net cash provided by (used in) operating activities	(5,453)	8,694	13,026
Investing activities:
Proceeds from sale of discontinued operations	22,537	-	-
Repayment of note payable — acquisition	(1,009)	-	-
Cash paid for acquisition	-	(8,090)	-
Purchases of property and equipment, net	(759)	(816)	(1,198)
Purchases of intangible assets	-	-	(12)
Investment in software development	(877)	(978)	(1,370)
Proceeds from sale of marketable equity securities	-	-	1,028
Proceeds from sale of intangible assets	-	-	20
Net cash provided by (used in) investing activities	19,892	(9,884)	(1,532)
Financing activities:
Proceeds from revolving line of credit	39,471	205,560	196,060
Payments on revolving line of credit	(39,471)	(212,194)	(213,559)
Payment of deferred compensation	-	(1,333)	-
Checks written in excess of cash balances	(8,790)	3,974	4,519
Debt acquisition costs	(185)	-	(1,790)
Other	136	4	(51)
Net cash used in financing activities	(8,839)	(3,989)	(14,821)
Net cash provided by (used in) continuing operations	5,600	(5,179)	(3,327)
Discontinued operations:
Net cash provided by operating activities	-	5,623	3,907
Net cash used in investing activities	-	(435)	(570)
Net cash used in financing activities	-	(9)	(10)
Net increase in cash	5,600	-	-
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$5,600	$-	$-

NAVARRE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Years ended March 31,
	2012	2011	2010
Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$566	$1,675	$1,861
Income taxes, net of refunds	2	14	(5,773)
Supplemental schedule of non-cash investing and financing activities:
Contingent payment obligation — unearned	$948	$-	$-
Note payable and contingent payment obligation related to the Punch! purchase price allocation	-	1,950	-
Shares received for payment of tax withholding obligations	199	170	128
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	(164)	155	-
Other comprehensive income (loss) related to gain (loss) on marketable securities	-	-	1
Expiration of fully amortized masters	-	-	8,078

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1 Business Description

Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, is a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels and publisher of computer software. The Company operates through two business segments — distribution and publishing.

Through the distribution business, the Company distributes computer software, consumer electronics and accessories, video games and home videos and also provides fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.  The Company has relationships with certain of its customers and vendors whereby the Company provides fee-based services.

Through the publishing business, the Company owns or licenses various widely-known computer software brands through Encore Software, Inc. (“Encore”).  In addition to retail publishing, Encore also sells directly to consumers through its e-commerce websites.

The Company also formerly published and sold anime content through FUNimation Productions, Ltd. (“FUNimation”).  The Company sold FUNimation on March 31, 2011 and accordingly, the results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 4).

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

Upon the sale of FUNimation, the Company assessed the terms of its investment interests to determine if any of the investments met the definition of a variable interest entity (“VIE”) in accordance with accounting standards effective through that date.  Based on the Company’s evaluation it was determined that FUNimation was a VIE.  Consolidating any VIEs within the Company’s financial results is required if the Company is found to be the primary beneficiary.  The Company determined that it was not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impacted their economic performance, and the Company does not have the obligation to absorb the significant losses or the right to receive significant benefits from the VIE.  Therefore, the results of FUNimation have not been consolidated into the Company’s financial results (see further disclosure in Note 23).

Segment Reporting

The Company’s current presentation of segment data consists of two operating and reportable segments — distribution and publishing.

Fiscal Year

References in these footnotes to fiscal 2012, 2011 and 2010 represent the twelve months ended March 31, 2012, March 31, 2011 and March 31, 2010, respectively.

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

Fair Value

Fair value is determined utilizing a hierarchy of valuation techniques.  The three levels of the fair value hierarchy are as follows:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities
●
Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at March 31, 2012 and March 31, 2011.  The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1) and contingent payment obligation (Level 3 – see Note 5).

Cash and Cash Equivalents

The Company considers short-term investments with an original maturity of three months or less when purchased to be cash equivalents. From time to time, the Company reports “checks written in excess of cash balances.” This amount represents payments made to vendors that have not yet been presented by the vendor to the Company’s bank and drawn against the Company’s revolving line of credit. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1.8 million, $1.7 million and $1.1 million for the years ended March 31, 2012, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded, using the straight-line method, over estimated useful lives, ranging from one to ten years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. Estimated useful lives by major asset categories are as follows:

Asset	Life in Years
Furniture and fixtures	7
Office equipment	5
Computer equipment	3-5
Warehouse equipment	5
Leasehold improvements	1-10
Enterprise resource planning (ERP) system	7

Maintenance, repairs and minor renewals are charged to expense as incurred. Additions, major renewals and property and equipment improvements are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value (see further disclosure in Notes 3 and 6). Fair value is generally determined using a discounted cash flow analysis.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value (see further disclosure in Notes 3 and 6).

Intangible Assets

Intangible assets include trademarks, developed technology, customer relationships, a customer list and a domain name.  Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to eight years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis (see further disclosure in Note 6).

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

Revenue Recognition

Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and represented less than 10% of total net sales for each of the reporting periods, fiscal 2012, 2011 and 2010. The Company provides fee-based services to certain of its customers and vendors, which are recognized on a net basis within sales.  Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.

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

Shipping Costs and Revenue

Costs incurred by the distribution segment related to the shipment of product to its customers are classified in selling expenses. These costs were $8.9 million, $8.8 million and $7.8 million for the years ended March 31, 2012, 2011 and 2010, respectively.

Shipping costs incurred by the distribution segment related to providing logistical services are classified in cost of sales.  These costs were $3.5 million and $362,000 for the years ended March 31, 2012 and 2011, respectively.  No shipping costs were incurred during the year ended March 31, 2010.

Costs incurred by the publishing segment related to the shipment of product to its customers are classified in cost of sales. These costs were $897,000, $749,000 and $137,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Consolidated shipping revenue is included in net sales and was $2.0 million, $2.4 million and $1.2 million for the years ended March 31, 2012, 2011 and 2010, respectively.

Foreign Currency Transactions

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations when settled, or at the most recent balance sheet date if the transaction has not settled. Foreign currency gains and losses were a loss of $330,000,  loss of $129,000 and a gain of $788,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Income Taxes

Income taxes are recorded under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

The Company has a stock option plan for officers, non-employee directors and key employees. The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award.  The Company’s common stock is purchased by the optionee upon the exercise of stock options, and restricted stock awards are settled in shares of the Company’s common stock.

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

	Years ended March 31,
	2012	2011	2010
Numerator:
Net income (loss) from continuing operations	$(34,300)	$12,493	$18,688
Income (loss) from discontinued operations, net	-	(1,310)	4,184
Net income (loss)	$(34,300)	$11,183	$22,872
Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	36,877	36,446	36,285
Dilutive securities: Employee stock options, restricted stock and warrants	-	506	358
Denominator for diluted earnings per share — adjusted weighted-average shares	36,877	36,952	36,643
Basic earnings (loss) per common share
Continuing operations	$(0.93)	$0.34	$0.51
Discontinued operations	-	(0.03)	0.12
Net income (loss)	$(0.93)	$0.31	$0.63
Diluted earnings (loss) per common share
Continuing operations	$(0.93)	$0.34	$0.51
Discontinued operations	-	(0.04)	0.11
Net income (loss)	$(0.93)	$0.30	$0.62

Due to the Company’s net loss for the year ended March 31, 2012, diluted loss per share from continuing operations excludes 2.8 million stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Approximately 2.7 million and 2.8 million of the Company’s stock options were excluded from the calculation of diluted earnings (loss) per share in fiscal 2011 and 2010, respectively, because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.

Approximately 1.6 million warrants to purchase shares outstanding were also excluded for the years ended March 31, 2011 and 2010, because the exercise prices of the warrants was greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.  These warrants expired September 21, 2011, so they were also not included in the year ended March 31, 2012 amounts.  See Note 20.

Recently Issued Accounting Pronouncements

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

ASU 2011-05 also requires reclassification adjustments and the effect of those adjustments on net income and other comprehensive income to be presented on the face of the financial statement where the components of net income and other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company does not expect the adoption of ASU 2011-12 will have a material impact on its results of operations, financial condition, or cash flows.

Note 3 — Impairments and Other Charges

During October 2011, the Company implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations.  In conjunction with the series of initiatives, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”).  This assessment resulted in the Company abandoning inventory and other investments that were determined to not meet its requirements for financial returns.  These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the Company’s long-term growth strategy plan.  The Company’s restructuring activities were substantially complete by March 31, 2012.  The Restructuring Plan included:
•      The elimination of approximately 90 positions across all areas of the Company,
•	The relocation of Encore operations from Los Angeles, California to the corporate headquarters in Minneapolis, Minnesota, and
•      Vacating a leased property in Minneapolis, Minnesota that was utilized for warehouse and manufacturing assembly space.

During fiscal 2012, net assets impacted included inventories, prepaid royalties, goodwill, intangibles and software development costs. No impairments and other charges were incurred related to continuing operations during fiscal 2011 or fiscal 2010.

Inventory.  The total inventory charges were $2.6 million during fiscal 2012.  The total inventory charges related to the distribution and publishing segment were $1.0 million and $1.6 million, respectively, during fiscal 2012.  The Company records inventory at the lower of cost or market.  When it is determined that the market value is lower than the cost, the Company establishes a reserve for the difference between carrying value and estimated realizable value.  The Company determines the estimated realizable value by evaluating the nature and quantity of inventory on hand as compared to expected future sales volumes in addition to corroboration of estimated sales values with market participants.

Prepaid Royalties. The Company makes prepayments to licensors for the licensing of content.  The prepayment is reduced by royalties earned by the licensor after the sale of the product.  The Company evaluates its prepaid royalties for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. Based on the Company’s review of its business activities and the identification of investments that would not meet requirements for financial returns, the Company recorded an impairment charge related to the publishing segment for prepaid royalty amounts that will not be recouped of $6.1 million during fiscal 2012, which is included in cost of sales within the Consolidated Statements of Operations.

Software Development. The Company incurs software development costs for software to be sold, leased or marketed in the publishing business. Software development costs include third-party contractor fees and overhead costs. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable.   Based on the expected cash flows related to the publishing segment software development, the Company recorded an impairment charge of $1.2 million during fiscal 2012, which is included in cost of sales within the Consolidated Statements of Operations.

Customer Credits. Based on the Company’s review of business activities and the identification of investments that would not meet requirements for financial returns, customer credits of $470,000 were provided related to the publishing segment for amounts that will not be collected during fiscal 2012.  These amounts are included in net sales within the Consolidated Statements of Operations.

Severance and other related costs. The Company completed a Company-wide reduction in force during fiscal 2012. In addition, the Company incurred expenses related to the CEO transition which commenced during the first quarter of fiscal 2012.  For fiscal 2012, the total severance and related costs were $6.2 million, of which $5.1 million were associated with the distribution business and $1.1 million with the publishing business. The Company records one-time termination benefit arrangement costs at the date of communication to employees as long as the plan establishes the benefits that employees will receive upon termination in sufficient detail to enable employees to determine the type and amount of benefits the employee would receive if involuntarily terminated. The Company records severance costs when the payment of the benefits is probable and reasonably estimable.  Other related costs are recorded when the expense is incurred.

Facility related costs. The Company vacated a leased property that was utilized for warehouse and manufacturing space in addition to relocating Encore operations to corporate headquarters. For fiscal 2012, the total facility related costs were $3.0 million, of which $3.0 million were associated with the distribution business and $22,000 with the publishing business.

Goodwill and intangibles. During fiscal 2012, the Company concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011, which included a review of its portfolio of businesses for where continued business investments would not meet its requirements for financial returns.  The Company conducted goodwill and intangible impairment tests during the three months ended December 31, 2011 based on present facts and circumstances known and its business strategy in light of the Restructuring Plan, and existing industry and economic conditions as well as taking into consideration future expectations.

The Company recognizes the excess cost of an acquired entity over the net amount assigned to the fair value of the assets acquired and liabilities assumed as goodwill. The Company reviews goodwill for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate that the carrying value of the goodwill might exceed its current fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. The goodwill impairment charge for the publishing segment was $5.7 million during fiscal 2012.

The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. The Company determined that the Punch! trademark was impaired as of December 31, 2011.  The intangible impairment charge for the publishing segment was $306,000 during fiscal 2012.

The following table summarizes the impairment and other charges included in the Company’s Consolidated Statement of Operations for fiscal 2012 (in thousands):

Consolidated

Net sales	$470
Cost of Sales	9,916
Selling and marketing	542
Distribution and warehousing	3,673
General and administrative	4,839
Goodwill and intangible impairment	5,996
Other expense	122
Total	$25.558

Distribution segment	Inventory	Severance and other	Facility related	Distribution- Total

Cost of sales	$1,044	$—	$—	$1,044
Selling and marketing	—	417	—	417
Distribution and warehousing	—	851	2,822	3,673
General and administrative	—	3,854	—	3,854
Other expense	—	—	119	119
Total	$1,044	$5,122	$2,941	$9,107

Publishing segment	Inventory	Software development costs	Prepaid royalties	Customer credits	Severance and other	Goodwill & intangible	Facility related	Publishing- Total

Net sales	$—	$—	$—	$470	$—	$—	$—	$470
Cost of Sales	1,575	1,238	6,057	—	2	—	—	8,872
Selling and marketing	—	—	—	—	125	—	—	125
General and administrative	—	—	—	—	966	—	19	985
Goodwill and intangible impairment	—	—	—	—	—	5,996	—	5,996
Other expense	—	—	—	—	—	—	3	3
Total	$1,575	$1,238	$6,057	$470	$1,093	$5,996	$22	$16,451

The accrued expense activity related to impairments and other charges was as follows (in thousands):

	Inventory- Distribution	Severance and other- Distribution	Facility related- Distribution	Royalty and Software Development- Publishing	Inventory- Publishing	Severance and other- Publishing	Facility related- Publishing	Total
Accrued expense balance at March 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—
Provision	100	4,598	2,822	1,092	299	1,108	81	10,100
Cash payments	(100)	(3,281)	(2,688)	(345)	-	(969)	(29)	(7,412)
Accrued expense balance at March 31, 2012	$-	$1,317	$134	$747	$299	$139	$52	$2,688

Of the aggregate total impairment and restructuring costs of $25.6 million, approximately $7.4 million was cash expenditures during fiscal 2012 and the Company expects $2.7 million will be cash expenditures which is expected to occur no later than the three months ended June 30, 2012.

Note 4 Discontinued Operations

Sale Transaction

On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation, for $24.0 million, which was received in full during fiscal 2012 and therefore recorded as a receivable on the Company’s Consolidated Balance Sheets at March 31, 2011.  In connection with the sale, the Company entered into an agreement to act as FUNimation’s exclusive distributor and logistics and fulfillment services provider in the United States on a continuing basis (see further disclosure in Note 24).

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

As part of the sale transaction, the Company recorded the following loss which is included in “Loss on sale of discontinued operations” in the Consolidated Statements of Operations in fiscal 2011:

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

The Company’s consolidated financial statements have been reclassified to segregate the assets, liabilities and operating results of the discontinued operations for all periods presented. Prior to reclassification, the discontinued operations were reported in the publishing operating segment. The summary of operating results from discontinued operations is as follows (in thousands):

	Years ended March 31,
	2011	2010
Net sales	$35,398	$32,562
Interest expense	425	561
Income from discontinued operations, before income tax	6,109	6,583
Income tax expense	(2,221)	(2,399)
Income from discontinued operations, net of tax	$3,888	$4,184

Loss on sale of discontinued operations, before income tax	(8,138)	—
Income tax benefit	2,940	—
Loss on sale of discontinued operations, net of tax	$(5,198)	$—

Note 5 Acquisition

Punch! Software, LLC

On May 17, 2010, the Company completed the acquisition of substantially all of the assets of Punch! Software, LLC, (“Punch!”) a leading provider of home and landscape architectural design software in the United States. Total consideration included: $8.1 million in cash at closing, a $1.1 million note payable on the first anniversary of the closing with interest at a rate of 0.67% per annum, plus up to two performance payments (contingent consideration) of up to $1.25 million each (undiscounted), based on the Company achieving certain minimum annual net sales. The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. Key assumptions included (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million. The Company did not achieve the minimum annual sales target of $8.0 million for the first year anniversary payment.  At March 31, 2012, the Company determined that the achievement of the minimum annual sales target for the second anniversary was remote.  Therefore the contingent payment of $948,000 was reversed during fiscal 2012.

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

As discussed in Note 3, the goodwill arising from this acquisition was fully impaired during fiscal 2012. In addition, the Company determined that the Punch! trademark was impaired and recognized an impairment charge of $306,000 during fiscal 2012.

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
$10,040

     Net sales of Punch!, included in the Consolidated Statements of Operations for fiscal 2012 were $5.7 million and for the ten months period in fiscal 2011 owned by the Company, were $6.3 million.  Although the Company has made reasonable efforts to calculate the precise impact that the Punch! acquisition had on the Company’s net income (loss) for these periods, the Company has deemed it impracticable to determine such amounts.

Acquisition-related costs (included in selling, general, and administrative expenses in the Consolidated Statements of Operations) for fiscal 2011 were $185,000.

Note 6 Goodwill and Intangible Assets

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

During fiscal 2012, the Company concluded that indicators of potential impairment were present due to the Restructuring Plan announced in October 2011, which included a review of its portfolio of businesses for where continued business investments would not meet its requirements for financial returns.  The Company conducted impairment tests during fiscal 2012 based on present facts and circumstances known and its business strategy in light of the Restructuring Plan, and existing industry and economic conditions, as well as taking into consideration future expectations.  Accordingly, during fiscal 2012, the Company recorded pre-tax, non-cash goodwill impairment charges of $5.7 million, which is included in goodwill and intangible impairment in  the Consolidated Statements of Operations.  These pre-tax, non-cash charges had no impact on the Company’s compliance with financial covenants in its credit agreement.

In the fiscal 2012 evaluation of the fair value of the Company’s publishing segment, the Company projected declines in revenue in  for the periods evaluated.  In fiscal 2012, the Company also assumed a discount rate of 20.0% and a perpetual growth rate of negative 3.0%.

After recording the above impairment, the Company’s publishing segment had a goodwill balance of zero at March 31, 2012 and the annual impairment test was not necessary.

In the fiscal 2011 evaluation of the fair value of the Company’s publishing segment, the Company assumed revenue in fiscal 2012 to remain relatively flat with a slight recovery in fiscal 2013. In fiscal 2011, the Company also assumed a discount rate of 20.0% and a perpetual growth rate of 2.0%.

The Company’s first step impairment analysis for fiscal 2011 indicated that the fair value of the Company’s publishing segment approximated or exceeded their carrying values and, therefore, resulted in no impairment charges in fiscal 2011.

Indefinite Lived Intangible Assets

Indefinite lived intangible assets include the Punch! trademark, which is not amortized. The Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, to evaluate realizability of carrying values. The fair value of the indefinite lived intangible assets is determined for the impairment test using the relief from royalty valuation technique, which is a variation of the income approach. Prior to fiscal 2012, the annual impairment assessment was performed on March 31 of each fiscal year.   The fiscal 2012 annual impairment assessment was performed as of December 31, 2011 and will be performed on December 31 for years subsequent to fiscal 2012.

As discussed in Note 3, the Company recorded pre-tax, non-cash impairment charges of $306,000 during fiscal 2012 which is included in goodwill and intangible impairment in the Consolidated Statements of Operations.  In fiscal 2012, a discount rate of 25.0% was used in this analysis.

In fiscal 2011, a discount rate of 24.0% was used in this analysis. There were no impairment charges recorded during fiscal 2011.

Definite Lived Intangible Assets

The Company evaluates its definite lived intangible amortizing assets for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. There were no impairment charges recorded during fiscal 2012, 2011 or 2010.

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight years for customer relationships, three years for customer list and seven years for the domain name and are valued as follows (in thousands):

	As of March 31, 2012			As of March 31, 2011
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Developed technology *	$1,940	$813	$1,127	$1,940	$373	$1,567
Customer relationships *	80	23	57	80	10	70
Customer list *	167	110	57	167	51	116
Domain name	70	58	12	70	48	22
Trademarks (not amortized) *	294	—	294	600	—	600
	$2,551	$1,004	$1,547	$2,857	$482	$2,375

*       Intangible assets acquired as part of the Punch! acquisition (see further disclosure in Note 5).

Aggregate amortization expense for the years ended March 31, 2012, 2011 and 2010 was $523,000, $444,000, $103,000 (which included $92,000 related to masters), respectively. The following is a schedule of estimated future amortization expense (in thousands):

2013	$539
2014	382
2015	311
2016	8
2017	6
Thereafter	7
Total	$1,253

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Debt issuance costs	$1,975	$1,790
Less: accumulated amortization	1,327	845
Debt issuance costs, net	$648	$945

Amortization expense was $482,000, $596,000 and $502,000 for the years ended March 31, 2012, 2011 and 2010, respectively and was included in interest expense. During fiscal 2010, the Company wrote-off $289,000 in debt acquisition costs related to the payoff of the GE Facility, which charges were included in interest expense.  During fiscal 2012, the Company incurred $185,000 of debt issuance costs related to debt amendments.

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

Comprehensive income (loss) consisted of the following (in thousands):

	Years Ended March 31,
	2012	2011	2010
Net income (loss)	$(34,300)	$11,183	$22,872
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	(164)	155	—
Net unrealized gain on marketable securities, net of tax	—	—	1
Comprehensive income (loss)	$(34,464)	$11,338	$22,873

The changes in other comprehensive income (loss) are non-cash items.

Accumulated other comprehensive income (loss) balances, related to foreign exchange rate translation, net of tax effects, were ($9,000) and $155,000 at March 31, 2012 and 2011, respectively.

Note 8 Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Trade receivables	$50,690	$60,151
Vendor receivables	2,829	2,039
Other receivables	—	344
	53,519	62,534
Less: allowance for doubtful accounts and sales discounts	3,397	2,674
Less: allowance for sales returns, net margin impact	2,187	2,027
Total	$47,935	$57,833

Note 9 Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Finished products	$27,398	$22,144
Consigned inventory	1,501	1,992
Raw materials	1,646	1,596
	30,545	25,732
Less: inventory reserve	1,695	819
Total	$28,850	$24,913

Note 10 Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Prepaid royalties	$1,242	$2,591
Other prepaid expenses	957	1,366
Current prepaid expenses	2,199	3,957
Non-current prepaid royalties	4,871	9,667
Total prepaid expenses	$7,070	$13,624

Note 11 Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Furniture and fixtures	$1,159	$1,160
Computer and office equipment	17,986	18,173
Warehouse equipment	8,130	10,078
Leasehold improvements	2,211	1,944
Construction in progress	404	240
Total	29,890	31,595
Less: accumulated depreciation and amortization	23,022	22,296
Net property and equipment	$6,868	$9,299

Depreciation expense was $3.1 million, $3.4 million and $3.9 million for the years ended March 31, 2012, 2011 and 2010, respectively.

Note 12 Capitalized Software Development Costs

The Company incurs software development costs for software to be sold, leased or marketed in the publishing business. Software development costs include third-party contractor fees and overhead costs. The Company capitalizes these costs once technological feasibility is achieved. Capitalization ceases and amortization of costs begins when the software product is available for general release to customers. The Company amortizes capitalized software development costs by the greater of the ratio of gross revenues of a product to the total current and anticipated future gross revenues of that product or the straight-line method over the remaining estimated economic life of the product. The Company tests for possible impairment whenever events or changes in circumstances, such as a reduction in expected cash flows, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. As discussed in Note 3, the Company recorded an impairment charge of $1.2 million during the fiscal 2012 based on the expected future cash flows, which is included in cost of sales within the Consolidated Statements of Operations. There were no impairment charges recorded during fiscal 2011 or fiscal 2010.

Software development costs consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Software development costs	$3,635	$3,025
Less: accumulated amortization	2,691	823
Software development costs, net	$944	$2,202

Amortization expense was $2.1 million (including an impairment charge of $1.2 million), $499,000 and $324,000 for the years ended March 31, 2012, 2011 and 2010, respectively and is included in cost of sales in the Consolidated Statements of Operations.

Note 13 Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2012	March 31, 2011
Compensation and benefits	$1,233	$2,217
Legal disputes	250	2,854
Severance	1,232	-
Royalties	917	303
Rebates	1,364	1,246
Interest	21	96
Other	1,559	1,052
Total	$6,576	$7,768

Note 14 401(k) Plan

The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time and part-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company may contribute a discretionary amount on an annual basis. The Company’s discretionary contributions charged to expense were $123,000, $317,000 and $295,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Company’s matching contributions vest over three years.

Note 15 Commitments and Contingencies

Contingent payment — Punch! acquisition

At March 31, 2011, the Company accrued a $1.0 million note payable related to a deferred payment due on the first anniversary of the Punch! acquisition closing, plus interest at a rate of 0.67% per annum. The obligation was paid in full during the first quarter of fiscal 2012.  Additionally, at March 31, 2011, the Company accrued $948,000 for two potential contingent performance payments of up to $1.25 million each (undiscounted), based on the Company achieving certain minimum annual net sales. The two contingent payments were and are payable on the first and second anniversary of the closing date.  The combined fair value of the contingent consideration of $948,000 was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market. Key assumptions include (1) a discount rate range of 20%-25% and (2) a probability adjusted level of revenues between $7.7 million and $9.4 million (see further disclosure in Note 5).  The Company did not achieve the minimum annual sales target required for the first anniversary contingent payment.  At March 31, 2012, the Company determined that the achievement of the minimum annual sales target for the second anniversary contingent payment was remote.  Therefore the contingent payment of $948,000 was reversed during fiscal 2012.

Changes in the carrying value of the contingent payment obligation are as follows (in thousands):

Balance, March 31, 2011	$948
Reversal of unearned contingent payment	(948)
Balance, March 31, 2012	$-

Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term.  The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $2.5 million, $2.5 million and $2.4 million for the years ended March 31, 2012, 2011 and 2010, respectively.  Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2012 (in thousands):

2013	$1,908
2014	1,546
2015	1,530
2016	1,432
2017	1,465
Thereafter	3,387
Total (1)	$11,268

(1)	Minimum rental payments have not been reduced by minimum sublease rentals of $344,000 due to the Company through April 2013 under noncancelable subleases.

Guarantee

On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.5 million and $4.1 million at March 31, 2012 and 2011, respectively. Therefore, at March 31, 2012 and 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations.

Because of the preliminary status of many of these various legal proceedings, as well as the contingencies and uncertainties associated with these types of matters, it is difficult, if not impossible, to predict the exposure to the Company with respect to many of these proceedings. However, the Company was able to make an estimate of the probable costs for the resolution of certain legal claims and as of March 31, 2011, approximately $2.9 million was accrued with respect to such claims. During fiscal 2012, these claims were settled and no amounts are accrued as of March 31, 2012.  The accrual estimates have been developed in consultation with internal and outside counsel handling the Company’s defense in these matters and were based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. There is a reasonable possibility that a change in the estimates, including factors involved in determining such estimates, may occur, and the Company will adjust the accrual at such future date, if necessary.

SEC Investigation

On February 17, 2006, the Company received an inquiry from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting certain documents and information. This information request, and others received after that date, related to information regarding the Company’s restatements of previously-issued financial statements, certain write-offs, reserve methodologies and revenue recognition practices.  The Company cooperated fully with the SEC’s requests in connection with this non-public investigation.  On November 7, 2011, the Company received correspondence from the SEC stating that its investigation into the Company was completed and that it did not intend to recommend any enforcement action.

Note 16 Capital Leases

The Company leases certain equipment under noncancelable capital leases. At March 31, 2012 and 2011, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2012	March 31, 2011
Computer and office equipment	$381	$332
Less: accumulated amortization	311	224
Net property and equipment	$70	$108

Amortization expense for the years ended March 31, 2012, 2011 and 2010 was $87,000, $52,000 and $67,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Year ending March 31:
2013	$70
2014	13
Total minimum lease payments	$83
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	4
Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $66 and $13, respectively	$79

Note 17 Bank Financing and Debt

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

At both December 31, 2011 and March 31, 2011 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula.  Changes in the assets within the borrowing base formula can impact the amount of availability.  Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $30.4 million and $33.3 million at March 31, 2012 and 2011, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% and 7.5% at March 31, 2012 and 2011, respectively. Such interest amounts have been, and continue to be, payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At March 31, 2012, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility during the next twelve months.

Letters of Credit

  On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.5 million and $4.1 million at March 31, 2012 and 2011, respectively. Therefore, at March 31, 2012 and 2011, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 18 Income Taxes

The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Years ended March 31,
	2012	2011	2010
Current
Federal	$(133)	$(134)	$(1,417)
Foreign	(93)	233	—
State	72	81	109
Deferred	(8,138)	1,100	4,412
Valuation allowance	18,864	(9,726)	(11,706)
Tax expense (benefit)	$10,572	$(8,446)	$(8,602)

 A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows (in thousands):

	Years ended March 31,
	2012	2011	2010
Expected federal income tax at statutory rate	$(8,077)	$1,376	$3,429
State income taxes, net of federal tax effect	(531)	133	214
Valuation allowance	18,864	(9,726)	(11,706)
Equity compensation	-	1	101
Uncertain tax liability	(106)	72	68
Permanent differences	(302)	(104)	(108)
Other	724	(198)	(600)
Tax expense (benefit)	$10,572	$(8,446)	$(8,602)

	Years ended March 31,
	2012	2011	2010
Expected federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax effect	2.2	3.3	2.1
Valuation allowance	(79.5)	(240.3)	(116.1)
Equity compensation	—	—	1.0
Return to provision	(1.5)	(5.0)	(5.3)
Other	0.2	(0.7)	(1.0)
Effective tax rate (continuing operations)	(44.6)%	(208.7)%	(85.3)%

The change in the effective tax rate from fiscal 2010 to fiscal 2011 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets of $21.4 million during the year ended March 31, 2009, released $11.7 million of the valuation allowance during the year ended March 31, 2010, and released the remaining $9.7 million of the valuation allowance during the year ended March 31, 2011. The change in the effective tax rate from fiscal 2011 to fiscal 2012 is principally attributable to the fact that the Company recorded a valuation allowance against its deferred tax assets, described below, of $18.9 million.

For the year ended March 31, 2011 the Company recorded income tax expense from discontinued operations of $2.2 million and income tax benefit from the sale of discontinued operations of $2.9 million.  For the year ended March 31, 2010, the Company recorded income tax expense from discontinued operations of $2.4 million.  The effective tax rate applied to discontinued operations for the year ended March 31, 2011 was 36.4% and the rate applied to the sale of discontinued operations was 36.1%.  The effective tax rate applied to discontinued operations for the year ended March 31, 2010 was 36.5%.

Deferred income taxes reflect the available tax carryforwards and  the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2012 and 2011 are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets
Collectability reserves	$1,604	$1,873
Reserve for inventory write-off	616	296
Reserve for sales discounts	370	240
Accrued vacations	114	262
Inventory — uniform capitalization	133	172
Net operating loss carryforward	30,999	28,333
Stock based compensation	493	1,108
Book/tax intangibles amortization	1,920	-
Other	3,792	1,071
Total deferred tax assets	40,041	33,355

Deferred tax liability
Book/tax depreciation	(1,147)	(1,791)
Book/tax intangibles amortization	-	(808)
Net deferred tax assets	38,894	30,756
Valuation allowance	(18,864)	-
Total deferred tax asset, net	$20,030	$30,756

At March 31, 2012 and 2011, the Company had federal net operating loss carryforwards of $84.7 million and $77.8 million, respectively, which will begin to expire in 2029. The Company had foreign tax credit carryforwards of $413,000 and $444,000 at March 31, 2012 and 2011, which will begin to expire in 2016.

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

At March 31, 2011, the Company again evaluated the need for a valuation allowance and based on the history of pretax earnings, future taxable income projections and future reversals of existing taxable temporary differences, concluded it would more likely than not be able to realize the entire $30.7 million of deferred tax assets recorded at March 31, 2011.  Therefore, the Company released the remaining $9.7 million of valuation allowance at that time.  The deferred tax assets at March 31, 2011 are composed of temporary differences primarily related to the book write-off of certain intangibles and net operating loss carryforwards.

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2012, the Company had a net deferred tax asset position before valuation allowance of $38.9 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforwards at March 31, 2012 which will begin to expire in 2016.  The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of March 31, 2012, which is included in income tax expense for fiscal 2012.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of March 31, 2011, interest accrued was $168,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $612,000.  During the fiscal year ended March 31, 2012, $94,000 of UTB’s were reversed, which was net of $173,000 of deferred federal and state income tax benefits. As of March 31, 2012, interest accrued was $190,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $518,000.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Years ended March 31,
	2012	2011
Income taxes payable, beginning of period	$1,018	$987
Gross increases related to prior year tax positions	141	140
Gross increases related to current year tax positions	57	46
Decrease related to statute of limitations lapses	(155)	(155)
Income taxes payable, end of period	$1,061	$1,018

The Company’s federal income tax returns for tax years ending in 2009 through 2011 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2013.

Note 19 Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during the years ended March 31, 2012, 2011 or, 2010.

Note 20 Private Placement Warrants

As of March 31, 2011 and 2010, the Company had warrants to purchase 1,596,001 shares of common stock outstanding. The warrants had a term of five years and were exercisable at $5.00 per share. The Company had the right to require exercise of the warrants if, among other things, the volume weighted average price of the Company’s common stock exceeded $8.50 per share for each of 30 consecutive trading days. In addition, the warrants provided the investors the option to require the Company to repurchase the warrants for a purchase price, payable in cash within five (5) business days after such request, equal to the Black-Scholes value of any unexercised warrant shares, but only if, while the warrants were outstanding, the Company initiated a change in control transaction.  The warrants expired on September 21, 2011 without any exercises.

Note 21 Share-Based Compensation

The Company has an equity compensation plan: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of March 31, 2012.

Equity Compensation Plans

The Company currently grants stock options, restricted stock and restricted stock units under equity compensation plans. The Company adopted the 2004 Stock Plan to attract and retain eligible persons to perform services for the Company. Eligible recipients include all employees, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 7.5 million shares of common stock have been authorized and reserved for issuance under the 2004 Stock Plan. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 2004 Stock Plan terminates in September 2014. There were approximately 3.5 million shares available for future grant under the 2004 Stock Plan at March 31, 2012.

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

In fiscal 2012, 2011and 2010, each director who is not an employee of the Company was granted an option to purchase 12,000, 12,000 and 6,000, respectively, shares of common stock under the 2004 Stock Plan on April 1 of the applicable fiscal year, with an exercise price equal to fair market value. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and provides for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.

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

Stock Options

A summary of the Company’s stock option activity as of March 31, 2012, 2011 and 2010 and for those years ended is summarized as follows:

	Year ended March 31, 2012		Year ended March 31, 2011		Year ended March 31, 2010
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning of period	3,789,834	$3.24	3,547,299	$4.77	3,165,528	$5.74
Granted	1,061,500	1.69	910,000	2.11	848,500	1.89
Exercised	(332,501)	0.68	(52,336)	1.08	(7,501)	0.69
Canceled	(2,229,499)	4.04	(615,129)	10.59	(459,228)	6.18
Options outstanding, end of period	2,289,334	$2.12	3,789,834	$3.24	3,547,299	$4.77
Options exercisable, end of period	940,002	$2.59	2,255,677	$4.16	2,149,646	$6.83
Shares available for future grant, end of period	3,506,657		2,588,490		98,913

The weighted average fair value of options granted during the year ended March 31, 2012 was $1.1 million and the total fair value of options exercisable was $1.5 million at March 31, 2012.  The weighted average remaining contractual term for options outstanding was 8.0 years and for options exercisable was 6.5 years at March 31, 2012.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.78 as of March 31, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2012 was $362,000. The aggregate intrinsic value for options outstanding was $235,000 and for options exercisable was $132,000 at March 31, 2012.

As of March 31, 2012, total compensation cost related to non-vested stock options not yet recognized was $1.1 million, which is expected to be recognized over the next 1.3 years on a weighted-average basis.

During the years ended March 31, 2012, 2011 and 2010, the Company received cash from the exercise of stock options totaling $27,000, $56,000 and $5,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the years ended March 31, 2012, 2011 or 2010.

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

A summary of the Company’s restricted stock activity as of March 31, 2012, 2011 and 2010 and changes during those years ended is summarized as follows:

	Year ended March 31, 2012		Year ended March 31, 2011		Year ended March 31, 2010
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Unvested, beginning of period	584,335	$1.96	508,486	$1.47	445,155	$1.18
Granted	526,000	1.67	383,500	2.26	242,750	2.08
Vested	(360,752)	1.99	(232,403)	1.45	(173,836)	1.61
Forfeited	(317,168)	1.75	(75,248)	1.80	(5,583)	1.10
Unvested, end of period	432,415	$1.74	584,335	$1.96	508,486	$1.47

The weighted average fair value of restricted stock awards granted during the year ended March 31, 2012 was $881,000.

The total fair value of restricted stock awards vested during the years ended March 31, 2012, 2011 and 2010 was approximately $719,000, $337,000 and $431,000, respectively.  The weighted average remaining vesting period for restricted stock awards outstanding at March 31, 2012 was 1.5 years.

As of March 31, 2012, total compensation cost related to non-vested restricted stock awards not yet recognized was $588,000 which is expected to be recognized over the next 1.5 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either the years ended March 31, 2012, 2011 or 2010.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the years ended March 31, 2012, 2011 and 2010 were calculated using the following assumptions:
	Year Ended March 31, 2012	Year Ended March 31, 2011	Year Ended March 31, 2010
Expected life (in years)	5.0-6.5	5.0	5.0
Expected volatility	68%	72%	75%
Risk-free interest rate	0.80—2.24%	1.04—2.60%	1.65—2.93%
Expected dividend yield	0.0%	0.0%	0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company’s stock historical weighted-average volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during both the years ended March 31, 2012 and 2011 and 5.40% during the year ended March 31, 2010.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures for the years ended March 31, 2012, 2011 and 2010 was $1.2 million, $1.1 million and $1.0 million, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Note 22 Related Party Transactions

Employment/Severance Agreements

The Company entered into an employment agreement with a former Chief Executive Officer (“CEO”) in 2001, which expired on March 31, 2007. Pursuant to the deferred compensation portion of this agreement, the Company agreed to pay over three years, beginning April 1, 2008, approximately $2.4 million plus interest at approximately 8% per annum. The Company expensed $141,000 for this obligation during the year ended March 31, 2010.  No amounts were expensed during both the years ended March 31, 2012 and 2011.

The employment agreement also contained a deferred compensation component that was earned by the former CEO upon the stock price achieving certain targets, which may be forfeited in the event that he did not comply with certain non-compete obligations. In April 2007, the Company deposited $4.0 million into a Rabbi trust, under the required terms of the agreement. Beginning April 1, 2008, the Rabbi trust paid annually $1.3 million, plus interest at 8%, for three years. No amounts were outstanding on accrued balances due under this arrangement at  March 31, 2012 and 2011. This deferred compensation agreement was paid in full during the first quarter of fiscal 2011.

On April 6, 2011, the Board of Directors of the Company terminated the employment of the President and Chief Executive Officer, Cary L. Deacon. The Company recognized approximately $1.4 million in expense during fiscal 2012 related to severance costs arising out of the termination of Mr. Deacon’s employment.

Employment Agreement — FUNimation

On May 27, 2010, the Company entered into a one-year executive employment agreement with a key FUNimation employee in connection with his continued employment as President and Chief Executive Officer of FUNimation (“the FUNimation CEO”). The agreement replaced a prior agreement entered into upon the acquisition of FUNimation and provided for a continuation of the executive employee’s base salary and an annual bonus payment consistent with the Company’s Annual Management Incentive Plan. The FUNimation CEO was also granted a restricted stock unit award of 22,500 shares of the Company’s Common Stock at the time of the agreement, which was to vest in three equal installments on November 3, 2010, 2011 and 2012. Under the agreement, the FUNimation CEO was also eligible for customary benefits provided to similarly-situated executives. Among other items, the agreement required the FUNimation CEO to cooperate and participate in the Company’s efforts to market FUNimation for potential sale. In the event that a transaction to sell FUNimation occurred during the term of the agreement, the FUNimation CEO was to receive, in addition to any other compensation payable to him, a transaction success fee in an amount equal to the greater of (i) $250,000 or (ii) 5% of certain transaction proceeds. On March 31, 2011, the Company recorded the $250,000 expense associated with this agreement as a direct cost related to sale of FUNimation.  Additionally, the 15,000 remaining unvested restricted stock unit awards granted in conjunction with this agreement were forfeited on March 31, 2011 when the FUNimation CEO’s employment with Navarre was terminated in connection with the Company’s sale of FUNimation.

Note 23 Variable Interest Entity

     On March 31, 2011, the Company sold its wholly-owned subsidiary, FUNimation.  Upon the sale, the Company assessed the variable interest in FUNimation including the terms of the exclusive distribution and logistics and fulfillment services agreements, employment matter indemnification (maximum exposure of $250,000 included as an accrued expense), and the standby letter of credit guarantee (refer to Note 17) to determine if FUNimation met the definition of a variable interest entity (“VIE”).  Based on the Company’s evaluation it was determined that FUNimation was a VIE.  Consolidating any VIEs within the Company’s financial results is required if the Company is found to be the primary beneficiary.  The Company determined that the Company was not the primary beneficiary because it does not have the power to direct the activities of the VIE that most significantly impacted their economic performance, and the Company does have the obligation to absorb the significant losses or the right to receive significant benefits from the VIE.  Therefore, the results of FUNimation are not consolidated into the Company’s financial results.

Note 24 Major Customers and Vendors

The Company has two major customers (both of which are within the distribution segment) who accounted for 44% of consolidated net sales from continuing operations for fiscal 2012.  These customers accounted for 50% and 53% of consolidated net sales from continuing operations for fiscal 2011 and fiscal 2010, respectively. Accounts receivable from these two customers totaled $11.8 million and $21.4 million at March 31, 2012 and 2011, respectively.

The Company has one major vendor who accounted for approximately $92.8 million, $85.8 million and $102.9 million in net sales in the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Note 25 Business Segments

The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Inter-company sales are made at market prices. The Company maintains a majority of the cash and revolving line of credit under its cash management policy.

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

The Company also formerly published and sold anime content through FUNimation Productions, Ltd. (“FUNimation”).  The Company sold FUNimation on March 31, 2011 and accordingly, the results of operations, assets and liabilities of FUNimation for all periods presented are classified as discontinued operations (see further disclosure in Note 4).

The Company’s publishing business also formerly published budget home video through BCI Eclipse Company, LLC (“BCI”), which began winding down its licensing operations related to budget home video during fiscal 2009.  The wind-down was completed during the fourth quarter of fiscal 2010.

Financial information by reportable segment is included in the following summary for the years ended March 31, 2012, 2011 and 2010 (in thousands):

Fiscal Year 2012	Distribution	Publishing	Eliminations	Consolidated
Net sales	$471,486	$26,847	$(17,509)	$480,824
Loss from operations	(9,655)	(12,648)	—	(22,303)
Loss from continuing operations before income taxes	(11,812)	(11,916)	—	(23,728)
Depreciation and amortization expense	2,954	670	—	3,624
Goodwill and intangible impairment charges	—	5,996	—	5,996
Capital expenditures	765	124	—	889
Total assets	110,352	12,557	(1,533)	121,376

Fiscal Year 2011	Distribution	Publishing	Eliminations	Consolidated
Net sales (1)	$481,349	$31,731	$(22,183)	$490,897
Income from operations	1,186	4,768	—	5,954
Income from continuing operations before income taxes (2)	1,747	5,342	(3,042)	4,047
Depreciation and amortization expense	3,275	573	—	3,848
Capital expenditures	732	84	—	816
Total assets	146,372	29,424	(1,930)	173,866

Fiscal Year 2010	Distribution	Publishing	Eliminations	Consolidated
Net sales (1)	$487,692	$32,058	$(23,980)	$495,770
Income from operations	6,353	5,185	—	11,538
Income from continuing operations before income taxes (2)	6,875	6,180	(2,969)	10,086
Depreciation and amortization expense	3,687	350	—	4,037
Capital expenditures	1,076	122	—	1,198
Total assets (3)	121,342	19,939	(6,533)	134,748

(1)	Excluded from publishing sales above, were net sales from discontinued operations for the years ended March 31, 2011 and 2010 of $35.4 million and $32.6 million, respectively.

(2)	Eliminations represent the portion of interest expense previously allocated to FUNimation, which was not allowed to be allocated to discontinued operations.

(3)	Excluded from total publishing assets above were $36.5 million in assets of discontinued operations at March 31, 2010.

Product Line Data

 The following table provides net sales by product line for each business segment for the years ended March 31, 2012, 2011 and 2010 (in thousands):

Fiscal Year 2012	Distribution	Publishing	Eliminations	Consolidated
Software	$345,244	$26,847	$(17,509)	$354,582
Consumer electronics and accessories	77,807	—	—	77,807
Video games	25,834	—	—	25,834
Home video	22,601	-	-	22,601
Consolidated	$471,486	$26,847	$(17,509)	$480,824

Fiscal Year 2011	Distribution	Publishing	Eliminations	Consolidated
Software	$380,757	$31,731	$(22,183)	$390,305
Consumer electronics and accessories	31,131	—	—	31,131
Video games	27,513	—	—	27,513
Home video	41,948	—	—	41,948
Consolidated	$481,349	$31,731	$(22,183)	$490,897

Fiscal Year 2010	Distribution	Publishing	Eliminations	Consolidated
Software	$407,999	$31,823	$(24,166)	$415,656
Consumer electronics and accessories	14,281	—	—	14,281
Video games	27,270	—	—	27,270
Home video	38,142	235	186	38,563
Consolidated	$487,692	$32,058	$(23,980)	$495,770

Geographic Data

The following table provides net sales by geographic region for the years ended March 31, 2012, 2011 and 2010 and property, plant and equipment, net of accumulated depreciation by geographic region at March 31, 2012 and 2011 (in thousands):

	Years ended March 31,
Net Sales	2012	2011	2010
United States	$441,840	$471,479	$494,466
International	56,493	41,601	25,470
Total net sales before eliminations	498,333	513,080	519,936
Eliminations	(17,509)	(22,183)	(24,166)
Total net sales	$480,824	$490,897	$495,770

	March 31,
Property, Plant and Equipment, Net	2012	2011
United States	$6,613	$8,829
International	255	470
Total property, plant and equipment	$6,868	$9,299

Sales Channel Data

The following table provides net sales by sales channel for the years ended March 31, 2012, 2011 and 2010 (in thousands):

	Years ended March 31,
	2012	2011	2010
Retail	$422,910	$463,337	$489,708
E-commerce	75,423	49,743	30,228
Total net sales before eliminations	498,333	513,080	519,936
Eliminations	(17,509)	(22,183)	(24,166)
Total net sales	$480,824	$490,897	$495,770

Note 26 Quarterly Data — Seasonality (Unaudited)

The Company’s quarterly operating results fluctuate significantly and will likely do so in the future as a result of seasonal variations of products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Traditionally, the Company’s third quarter (October 1-December 31) has accounted for its largest quarterly revenue figures and a substantial portion of its earnings. The Company’s third quarter accounted for 31.9%, 30.0% and 25.4% of its net sales for the years ended March 31, 2012, 2011 and 2010, respectively.

The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the years ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2012	June 30	September 30	December 31	March 31
Net sales	$104,016	$106,568	$153,497	$116,743
Gross profit	13,787	12,595	7,640	10,484
Loss from operations	(595)	(1,585)	(14,157)	(5,966)
Net loss from operations	(627)	(1,249)	(29,077)	(3,347)

Basic loss per common share	$(0.02)	$(0.03)	$(0.79)	$(0.09)
Diluted loss per common share	$(0.02)	$(0.03)	$(0.79)	$(0.09)

	Quarter Ended
Fiscal Year 2011	June 30	September 30	December 31	March 31
Net sales	$98,792	$120,476	$147,325	$124,304
Gross profit	14,477	17,260	17,813	15,618
Income (loss) from operations	1,156	3,157	2,074	(433)
Net income from continuing operations	203	1,457	1,067	9,766
Loss on sale of discontinued operations, net of tax	—	—	—	(5,198)
Income (loss) from discontinued operations, net of tax	895	1,680	1,849	(536)
Net income	$1,098	$3,137	$2,916	$4,032
Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.04	$0.03	$0.26
Discontinued operations	0.02	0.05	0.05	(0.15)
Net income	$0.03	$0.09	$0.08	$0.11
Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.04	$0.03	$0.26
Discontinued operations	0.02	0.05	0.05	(0.16)
Net income	$0.03	$0.09	$0.08	$0.10

Navarre Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/ (Deductions)	Balance at End of Period
Year ended March 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$848	$813	$(192)	$1,469
Allowance for sales returns	2,027	4,312	(4,152)	2,187
Allowance for MDF and sales discounts	1,826	7,379	(7,277)	1,928
Total	$4,701	$12,504	$(11,621)	$5,584
Year ended March 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,093	$220	$(465)	$848
Allowance for sales returns	2,173	4,140	(4,286)	2,027
Allowance for MDF and sales discounts	2,525	3,436	(4,135)	1,826
Total	$5,791	$7,796	$(8,886)	$4,701
Year ended March 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,453	$245	$(605)	$1,093
Allowance for sales returns	4,963	1,814	(4,604)	2,173
Allowance for MDF and sales discounts	3,636	7,153	(8,264)	2,525
Total	$10,052	$9,212	$(13,473)	$5,791