Form 10-K/A
period 2012-03-31
NAVARRE CORP /MN/
filed 2012-07-26
CIK 911650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

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

The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 37,179,696 as of July 20, 2012.

Documents Incorporated by Reference
None

TABLE OF CONTENTS

Explanatory Note

PART III
Item 10	Directors, Executive Officers, and Corporate Governance
Item 11.	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accountant Fees and Services

PART IV
Item 15	Exhibits and Financial Statement Schedules

SIGNATURES

NAVARRE CORPORATION
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Navarre Corporation (“we”, “us”, “our”, or the “Company”) for the Company’s fiscal year ended March 31, 2012 (“FY2012”), originally filed with the Securities and Exchange Commission (the “Commission”) on May 25, 2012 ( the “Original Filing”).  We are filing this Amendment to provide required information with respect to Part III, Items 10, 11, 12, 13 and 14  previously incorporated by reference to the Company’s definitive proxy statement because the definitive proxy statement will not be filed with the SEC within 120 days after our fiscal year ends..  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors:

Class I Directors — Terms to Expire at Annual Meeting of Shareholders in 2012

DAVID F. DALVEY, age 54, has served as a director of the Company since September 2009 and is a member of the Audit and Strategic Transactions Committees. On April 10, 2012, Mr. Dalvey provided notice that due to personal reasons he does not intend to stand for re-election at the next Annual Meeting of Shareholders. Mr. Dalvey currently serves as a director of the Blue Rock Market Neutral Fund, LP, a mutual fund registered under the Investment Company Act of 1940 and as a director of Digitiliti, Inc. (OTC:DIGI.PK), which provides products and services in computer data management and archiving and cloud data back-up and recovery. He is the managing partner of Mount Yale Venture Fund, L.P., a management firm holding investments in top tier venture capital funds and other assets, since September 2008, and the general partner of Brightstone Capital, a venture capital management company, since September 2000. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank from 1987 to 1992. Mr. Dalvey has had significant operational exposure as a board director or advisor to multiple privately held growth businesses including as a director of Definity Health, Inc. (until its sale to United Health Group), NatureVision, Inc. (until its initial public offering) and Agiliti, Inc. (until its sale to VeriCenter, Inc./SunGard Services). Mr. Dalvey’s director qualifications include over 25 years of experience as an investment banker and investment fund manager building value in growth-oriented businesses. His strengths are strategic market positioning, financing and capitalization advice, financial performance metrics and operational execution analysis, business and market risk assessment, audit oversight and public marketing positioning.  Additionally, Mr. Dalvey has experience with the strategic assessment, financial analysis and overall management of a wide variety of corporate finance and merger and acquisition and divestiture transactions and an understanding of private and public capital markets.

FREDERICK C. GREEN IV, age 55, has served as a director of the Company since September 2009 and is Chair of the Compensation Committee and a member of the Strategic Transactions Committee. Most recently, Mr. Green was the President of Jonaco Machine, a contract manufacturer to the aerospace and medical equipment industries.  From 2005 to 2010, Mr. Green was the Managing Director of Denali Partners, LLC, a private equity firm that he co-founded in 2004. Jonaco Machine was previously a portfolio company of Denali Partners and was sold by Denali in late 2010. Previously, from 2002 to 2004, he founded and was the Managing Director of Marathon Partners LLC, a management firm for the portfolio companies of private equity firms. From 1999 to 2002, he served as the Chief Operating Officer of Bracknell Corporation, a $1.4 billion facilities infrastructure company with 33 locations in North America, and previously he was the President and CEO of Nationwide Electric, Inc., a national electrical installation and services company that was acquired by Bracknell. From 1996 to 1998, he was the President and CEO of Product Safety Resources, Inc., a company focused on electronic product safety information, and from 1988 to 1996, Mr. Green held various operations and leadership positions with Emerson Electric Co. (NYSE:EMR), a multinational manufacturer of a broad range of electrical, electromechanical and electronic products and systems, including: Vice President, General Manager, Process Flow; Vice President Marketing and Sales; and Vice President of Strategic Planning and Technology.  Prior to joining Emerson Electric Mr. Green was a management consultant with McKinsey & Company. Mr. Green’s director qualifications include his extensive and diverse business experience, his significant experience in merger, acquisition and divestiture transactions, his understanding of capital markets, and his extensive background in strategic planning.

BRADLEY J. SHISLER, age 42, has served as a director of the Company since February 2011 and is a member of the  Compensation, Governance and Nominating, and Strategic Transactions Committees. Mr. Shisler currently serves on the board of directors of Pixelworks, Inc. (NASDAQ: PXLW), a designer, developer and marketer of video and pixel processing semiconductors and software for high-end digital video applications, and on the board of directors of RealManage Holdings, Inc., a community association management company. Mr. Shisler is also an employee of CPMG, Inc., a Dallas-based investment management company. From September 2007 until December 2008, Mr. Shisler served as a partner at Blue River Partners, L.L.C., a start-up private equity firm formed to make control investments in lower middle-market companies.  Previously, from 1996 to 2007, Mr. Shisler was a principal of Willis Stein & Partners, a private equity fund with nearly $3 billion of equity capital under management. While at Willis Stein, Mr. Shisler served on the boards of directors of Baker & Taylor Corporation, a leading national distributor of books, DVDs and music; CompuPay, Inc., a provider of outsourced payroll processing, tax filing and other related services; National Veterinary Associates, Inc., an owner and operator of 96 companion animal veterinary hospitals throughout the U.S.; and Ziff Davis Media Inc., an integrated media company focused on the technology and video game markets. Mr. Shisler has a M.B.A., with distinction, from the Kellogg School of Management at Northwestern University, as well as both a B.S. degree in chemical engineering and a B.A. degree in political science from Rice University. Mr. Shisler’s director qualifications include his deep experience with the development of corporate strategy and the oversight of its implementation that results from the active involvement in the direction of numerous companies in a variety of industries, including service on five other corporate boards and four other audit committees.  Mr. Shisler has extensive private equity experience where he has evaluated hundreds of businesses for potential investment.

RICHARD S WILLIS, age 51, has served as a director of the Company since February 2011 and was a member of the Compensation Committee until his appointment as President and Chief Executive Officer of the Company in September 2011. Previously, in 2011 he was the executive chairman of Charlotte Russe, a mall-based specialty retailer of value-priced women’s apparel and accessories. From 2009 to 2011, he served as President of Shoes for Crews, a seller of slip resistant footwear. From 2003 to 2007, he was President and CEO of Baker & Taylor Corporation, the world's largest distributor of books, as well as a global distributor of DVDs and music. While at Baker and Taylor he served for two years as the Chairman of the National Association of Recording Merchandisers. Previously, Mr. Willis served as Chairman, President and CEO of Troll Communications; President and CEO of Bell Sports; and CFO of several magazine companies, including Petersen Publishing, which he helped take public in 1997. Mr. Willis has a bachelor's degree in business administration and a master's of business administration from Baylor University, where he also serves as a Regent. Mr. Willis’ director qualifications include his considerable executive leadership experience across multiple industries, including with distribution businesses that serve retailers and their suppliers. Mr. Willis’ has significant expertise in operating businesses and directing transformative changes to their strategic plans.

On February 11, 2011, the Company entered into an agreement (the “Agreement”), subsequently amended on October 31, 2011, with Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (Q.P.), L.P., Becker Drapkin Partners, L.P., BD Partners II, L.P. and BC Advisors, LLC (collectively, the “Becker Drapkin Group”). Under the Agreement, the Company agreed to increase the size of the Company’s board of directors (the “Board”) from nine to ten directors and to appoint Mr. Shisler and Mr. Willis as Class I members of the Board effective within five business days of February 11, 2011. Pursuant to the Company’s Amended and Restated Articles of Incorporation, Mr. Willis and Mr. Shisler were elected by the Company’s shareholders as directors at the Annual Meeting of Shareholders held September 15, 2011 for terms expiring at the Company’s 2012 Annual Meeting of Shareholders (the “2012 Annual Meeting”). The Agreement also requires (i) the Board to nominate Mr. Willis and Mr. Shisler for re-election at the 2012 Annual Meeting provided that the Becker Drapkin Group’s beneficial ownership of the Company’s common stock represents at least 5% of the Company’s outstanding common stock, and (ii) the Becker Drapkin Group to vote its shares at the Annual Meetings of Shareholders held in 2011, 2012 and 2013 in favor of all directors nominated by the Board provided that the nominees are either current members of the Board or otherwise reasonably acceptable to the Becker Drapkin Group.

Class II Directors — Terms to Expire at Annual Meeting of Shareholders in 2013

KEITH A. BENSON, age 68, has served as a director of the Company since September 2003 and is Chair of the Audit Committee and is a member of the Governance and Nominating Committee. Since August 2008, Mr. Benson has served in various financial support positions including CFO and Financial Advisor with Trustwater, USA, Inc., a manufacturer of water disinfectant. Until his retirement in 2002, Mr. Benson was employed in the retailing industry, including over 20 years at The Musicland Group, Inc. During his tenure at Musicland he held several key leadership positions including Executive VP of Finance, VP and Controller, President of Mall Stores Division as well as serving as Vice Chairman and CFO. He also served as a director of Musicland’s parent company, Musicland Stores Corporation (NYSE), from 1992 until its acquisition by Best Buy Co., Inc. in February 2001. Previously, Mr. Benson held a variety of financial positions with The May Company and Dayton-Hudson Corporation (now Target Corporation).  Mr. Benson’s director qualifications include his extensive corporate finance and business experience in the retail industry, as well as his experience as a director of other public company boards. Mr. Benson has been designated the Audit Committee’s financial expert due to his experience in risk management, financial reporting, accounting and controls.

TIMOTHY R. GENTZ, age 62, has served as a director of the Company since May 2004 and as Chairman of the Board since September 2011 and is Chair of the Governance and Nominating Committee. Since January 2005, Mr. Gentz has been a self-employed consultant to multiple medical products and services companies and also was engaged in such activity from January to December 2003. During 2004, Mr. Gentz served as the COO of The Palm Tree Group, a Houston-based international distributor of medical products and supplies. From October 2000 to December 2002, he was the COO and CFO for Gulf South Medical Supply, Inc., a wholly-owned subsidiary of PSS World Medical (NASDAQ), Inc. Previously, Mr. Gentz was a private investor in an Internet entertainment start-up company, a CD package company, a Houston-based investment banking firm and other private companies. In May 2011, Mr. Gentz was elected as a director of TOBI, Inc. (TOAK.OB), an inactive bank holding company formerly known as Treaty Oak Bancorp, Inc. Mr. Gentz’s director qualifications include his extensive financial expertise, his diverse business experience with other public companies, and his significant distribution industry experience. His leadership skills and qualifications have been demonstrated as a CEO, COO and CFO in private and public companies.

TOM F. WEYL, age 69, has served as a director of the Company since February 2003 and is a member of the Compensation Committee. Mr. Weyl is retired from Martin/Williams Advertising, a national advertising agency. Prior to his retirement, Mr. Weyl served as President and Chief Creative Officer from 1973 to October 2000. He served as a director/organizer of the Royal Palm Bank of Naples, Florida from 2001 until December 2006. Mr. Weyl also served as a director of Musicland Stores Corporation (NYSE) from 1992 until its acquisition by Best Buy Co., Inc. in February 2001. Mr. Weyl’s director qualifications include his extensive experience in sales, advertising, branding, marketing, and communications, as well as his familiarity with public company governance and compensation structures.

Class III Director — Term to Expire at Annual Meeting of Shareholders in 2014

KATHLEEN P. IVERSON, age 56, has served as a director of the Company since September 2008 and is Chair of the Strategic Transactions Committee and a member of the Audit Committee. Ms. Iverson has been a director of CyberOptics Corporation (NASDAQ:CYBE), a manufacturer of optical process control sensors and measurement and inspection systems used in the electronics assembly equipment market and in the semiconductor industry, since May 1998 and Chairman of the Board since August 2009,.and has served as its President and CEO since January 2003. She joined CyberOptics Corporation in January 2002 as its President and COO. Previously, she was employed by Rosemount, Inc., a multinational manufacturer of high-performance instrumentation for the processing industries and a subsidiary of Emerson Electric Co. (NYSE:EMR), from 1979 through December 2001, and held various finance and leadership positions, including Vice President/General Manager, Complete Point Solutions, and Vice President/General Manager, Worldwide Temperature. Ms. Iverson’s director qualifications include her extensive experience in governance and leadership roles with other public companies, as well as her high level of financial literacy and significant corporate finance experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. These insiders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of Forms 3, 4 and 5 filed by the Company’s insiders, and written representations from our directors and executive officers, we believe all Section 16(a) filing requirements were met for the fiscal year ending March 31, 2012.

Audit Committee

Our Board of Directors has established a standing Audit Committee that meets regularly. The Audit Committee oversees the accounting and financial reporting processes and audits of our consolidated financial statements. The Audit Committee assists the Board in fulfilling its oversight responsibilities for the quality and integrity of our financial reports, our compliance with legal and regulatory requirements and the independent auditors’ qualifications and independence, as well as accounting and reporting processes. The Audit Committee reviews the Company’s significant controls, policies and procedures in connection with the assessment and management of enterprise risk, and coordinates with the Company’s internal auditing department to ensure that effective programs are in place to monitor compliance with applicable policies and procedures. The Audit Committee also reviews the internal and external financial reporting of the Company and reviews the scope of the independent audit. The current members of the Audit Committee are Keith A. Benson (Chair), David F. Dalvey and Kathleen P. Iverson. Bradley J. Shisler served on the Audit Committee during FY2012 until September 15, 2011. Our Board of Directors has determined that all members of the Audit Committee are financially literate and are “independent,” as that term is defined in Rule 5605(a)(2) of NASDAQ’S Marketplace Rules and SEC Rule 10A-3. The Board has determined that Keith A. Benson is qualified as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion and Analysis discusses the Company’s compensation philosophy, policies, practices and decisions that were applicable in FY2012 with respect to: (i) the two individuals that served as our Chief Executive Officer (“CEO”) (our principal executive officer) during any portion of FY2012; (ii) the two individuals that served as our Chief Financial Officer (“CFO”) (our principal financial officer) during any portion of FY2012; (iii) the two remaining executive officers that were serving as such at March 31, 2012; and (iv) one former executive officer who was not serving as an executive officer at March 31, 2012 but whose total compensation in FY2012 would have been among the three other most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEO’s”), as follows:

Name	Position

Richard S Willis	Current President and CEO
Cary L. Deacon	Former President and CEO
Diane D. Lapp	Current CFO
J. Reid Porter	Former Interim President and CEO, Chief Operating Officer and CFO
Ward O. Thomas	President of Distribution and Encore
Joyce A. Fleck	President of Business and Logistics Services
Calvin Morrell	Former President of Encore

On April 6, 2011, the Board of Directors terminated the employment of Mr. Deacon, and Mr. Porter was named Interim President and CEO and remained CFO. Mr. Willis was appointed President and CEO on September 15, 2011. On October 28, 2011, Mr. Porter retired and Ms. Lapp was named Interim CFO. The Board of Directors subsequently appointed Ms. Lapp CFO on May 25, 2012. On November 14, 2011, the employment of Mr. Morrell was terminated in connection with the Company’s restructuring described below.

This discussion should be read in conjunction with the “Executive Compensation Tables”, and accompanying narrative disclosure. The tables and narrative provide more detailed information regarding the total compensation and benefits awarded to, earned by, or paid to the Named Executive Officers during FY2012, and, depending on tenure, during FY2011 and FY2010.

Executive Summary

General Overview

It is the overall goal of our executive compensation program to provide compensation that is reasonable and fair to both the Company and to the Named Executive Officer in light of the performance of the Company, the contribution of each executive officer to that performance and the competition the Company faces to attract and retain highly qualified executive officers. The Named Executive Officers are compensated with a combination of base salary, annual cash incentive opportunity and long-term incentives in the form of equity awards under the Company’s shareholder-approved equity plan. Base salary provides the Named Executive Officers with a fixed level of cash compensation in line with their individual experience and responsibilities. The annual cash incentive provides the Named Executive Officers an opportunity for short-term returns linked to specified Company performance measures. Annual equity awards focus the Named Executive Officers on the long term future performance of the Company and building shareholder value. The Named Executive Officers also participate in benefit and retirement plans generally available to the Company’s other employees.

Executive Compensation Philosophy

We recognize that the success of our Company depends on the talent of our workforce and our relationships with customers and suppliers. The first tenet of our executive compensation philosophy is to develop and retain a high quality professional management team that is able to develop and strengthen relationships with customers and suppliers over the long term and to profitably grow our business. The executive compensation program must be competitive with the practices of other organizations in similar industries and of similar sizes in order to facilitate the recruitment of strong leaders as we expand our product and service offerings. We consider compensation to be appropriately competitive if it is within a range of between -15% and +15% of the median of comparative total compensation market data.

The second tenet of our executive compensation philosophy is to reward our executives fairly and provide proper and balanced incentives in support of long-term value creation. When executives contribute to the attainment of Company financial performance which exceeds a designated threshold amount, they are rewarded with attractive, but capped, annual cash incentive awards. In years when performance is below expectations, the executives receive little or no annual cash incentive. In terms of long-term incentives, we believe that the performance of our stock is the best measure of our performance. The opportunity for our executives to participate in the performance of our stock through equity grants is the most direct link between both performance and pay and between our executives and our shareholders. We reward our executives with equity incentives to more closely align their interests with those of our shareholders, and we maintain ownership guidelines to reinforce that link.

These tenets guide the Compensation Committee in seeking to design effective pay programs and assessing the proper allocation between base salary, annual incentive compensation, and long-term compensation. In addition, the Compensation Committee has retained Pearl Meyer & Partners (“PM&P”) as an independent consultant to advise the Committee on executive compensation matters, including program design, best practices and market trends, and to provide competitive market data regarding executive compensation levels and components of compensation.

Company Performance in 2012

Under the leadership of Mr. Willis, we completed a restructuring initiative in the third and fourth quarters of FY2012.  This process involved the closure of two facilities, a thorough review and disposition of non-core assets, and a headcount reduction.  The restructuring has allowed the Company to significantly reduce its operating expenses while improving operating income through a focus on high-growth opportunities in the distribution of consumer electronics and accessories, the expansion of e-commerce fulfillment and increasing its market presence in Canada.  The Company believes that this transformation provides an opportunity to competitively price its products and services, while increasing its investments in sales and customer service to support its growth initiatives. Because the earnings performance of the Company was below expectations in FY2012, no annual incentives were paid out under the Company’s annual incentive plan discussed below, and the Compensation Committee did not made any discretionary incentive payments.

Compensation Actions in FY2012

Base Salary:  No regular annual increases were made, but certain increases were provided for increased responsibilities and new hires.  The compensation package for Mr. Willis upon his hire as CEO and President included an annual base salary of $450,000.  However, in the spirit of the restructuring initiative and efforts to reduce operating expenses, Mr. Willis unilaterally decided to reduce his base salary to $350,000 for the fiscal year beginning April 1, 2012.

Annual Incentives: Annual bonuses were not paid out for FY2012.

Long-Term Incentives:  Equity awards granted in FY2012 consisted of a combination of stock options and time-based restricted stock units. The aggregate grant date fair value of all employee equity awards granted in FY2012 was approximately the same as the value of the equity awards granted in the prior fiscal year.

A detailed summary of these elements and actions taken follows:

Summary of Key FY2012 Compensation Elements and Actions

Annual Compensation Component	Key Features	Purpose	FY 2012 Design/Actions
Base Salary	Fixed annual cash amount. Base pay increases considered on an annual basis to reward performance and align within the median range of our comparator group.
Provide a fixed amount of cash compensation upon which the Named Executive Officers can rely which is critical to attract and retain qualified individuals.

Adjustments in base salary used to reward individual performance and reflect increased responsibilities.

No actions were taken with respect to the base salaries of the Named Executive Officers except in connection with increased responsibilities for Mr. Porter and Ms. Lapp and as part of the new hire compensation package for Mr. Willis.

Annual Incentive Plan (Cash Incentive Award)
Named executive officers participate in the same Annual Incentive Plan as other management employees.

Compensation Committee established short-term financial goals based on EBITDA and Net Sales targets to reflect focus on revenue growth and profitability with no bonus accrual below a designated threshold EBITDA amount.

Individual Named Executive Officers performance evaluated against consolidated financial goals and those of their respective business units.

Motivate and reward achieving or exceeding Company, business unit and individual performance goals, reinforcing pay-for-performance.

Focus our entire organization on key business objectives and motivate our Named Executive Officers to lead their organizations to achieve short-term financial goals.

Annual Incentive Plan design remained the same as previous years except that the individual objective component for the Named Executive Officers and other Company officers was removed.

Since the Company’s consolidated EBITDA did not reach the threshold amount, the Named Executive Officers did not receive an annual incentive award for FY2012 and no discretionary awards were made by the Compensation Committee.

Long-Term Incentive Compensation (Awarded value delivered through grants of stock options and restricted stock units).
Stock options: generally vest in one-third increments over three-year service period.

Restricted Stock Units:
generally vest in one-third increments over three-year service period; Award settled in shares of Company stock.
▪

Equity awards support our growth strategy, provide a link between the Named Executive Officers and our shareholders, and serve as a retention tool, restricted stock units prior to vesting provide added retention value as, unlike underwater stock options, they maintain value in times of stock volatility.

The aggregate grant date fair value of all employee equity awards granted in FY2012 was approximately the same as the grant date fair value of equity awards granted in FY2011.

In FY 2012, none of the Named Executive Officers serving at fiscal year end exercised vested stock options and realized an aggregate of $103,151 on the vesting of restricted stock units.  Departing Named Executive Officers realized an aggregate of $650,402 on the exercise of vested stock options and the vesting of restricted stock units.

Pay for Performance

The annual cash incentive and long-term incentive components of our compensation program reflect our pay-for-performance philosophy, since annual cash incentives are paid upon the achievement of a set of measurable Company financial performance metrics, and equity award values depend on the value of the Company’s stock, thus encouraging achievement of long-term value creation that benefits all shareholders. To avoid excessive windfall payments, annual cash incentives are capped at 150% of target incentive, and the Compensation Committee retains discretion, including negative discretion, in modifying awards;

Good Governance

•
Compensation Decision Independence: — The Compensation Committee is comprised solely of independent directors, and the Compensation Committee uses an independent and conflict-free compensation consultant that does not provide any other services to the Company. We will continue to monitor Committee and consultant independence and comply with exchange listing standards promulgated in accordance with the SEC rule adopted under the Dodd-Frank Act when finalized;

•
Ownership Guidelines: — The Named Executive Officers are subject to stock ownership guidelines with an expectation that they reach a certain level of stock ownership within five years of assuming their current position through stock purchases and retention of shares acquired through equity grants. The Compensation Committee periodically reviews achievement of the guidelines and may consider failure to meet the goals as a negative factor when making compensation decisions.

•	Hedging Prohibited: — The Named Executive Officers are prohibited from engaging in any speculative transactions in our Common Stock and from hedging the economic risk of ownership of our Common Stock.

•
Clawbacks: — Once the SEC adopts final rules regarding “clawback” of incentive compensation, the Board intends to adopt a “clawback” policy in accordance with those rules providing for recovery of incentive compensation, if any, in excess of what would have been paid to officers of the Company in the event that the Company is required to restate financial results;

•
Risk Assessment: — When creating compensation incentives, the Compensation Committee discusses and considers any enterprise risks that the Named Executive Officers may be incentivized to take in order to achieve the compensation goals.  The Compensation Committee believes that the Company’s compensation policies and programs do not create any risks that are reasonably likely to have material adverse effect on the Company;

•
No Excise Tax Gross-Ups — The Company has not entered into any agreements with the Named Executive Officers that provide for IRC Section 280G excise tax gross-ups with respect to payments contingent upon a change in control;

•	No Supplemental Retirement Plans — The Named Executive Officers do not participate in any executive retirement plans other than the 401(K) plan available to all employees; and

•
No Option Repricings — Even though the majority of the Company’s outstanding stock options have been underwater for the past several years, the Company has not repriced or replaced any underwater stock options.

Say-on-Pay Voting Results

The Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate in making compensation decisions. At the annual meeting of shareholders held in September 2011, more than ninety percent of the shareholders present and voting on the matter approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting. As a result, the Compensation Committee concluded that the Company's shareholders were generally supportive of the Company's executive compensation philosophy, policies and programs. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

In addition, at our 2011 annual meeting, the option to hold future Say on Pay votes every year received the highest number of votes cast by the shareholders voting on the frequency proposal. After considering the voting results and other factors, the Board of Directors determined that the Company will hold an advisory Say on Pay vote each year in connection with its annual meeting of shareholders until the next shareholder advisory vote on the frequency of Say on Pay votes occurs or until the Board of Directors otherwise determines that a different frequency is in the best interests of the Company’s shareholders.

Compensation Setting Process

Role of the Compensation Committee

The Compensation Committee is responsible for our executive compensation philosophy, the design of our executive compensation programs and the administration of our compensation and benefit plans. The Compensation Committee, which is composed entirely of independent, non-employee directors, determines the compensation paid to the CEO and reviews and approves the compensation paid to other executive officers (further detail as to the Committee’s roles and responsibilities can be found in our charter available for viewing and downloading on the Company’s website at www.navarre.com and may be found by selecting the “Investors” tab and then clicking on the “Corporate Governance” link). Compensation Committee members for FY2012 until September 15, 2011 were: Mr. Green (Chair); Mr. Willis; and Mr. Weyl. Upon the appointment of Mr. Willis as President and CEO, Mr. Shisler was appointed his replacement on the Compensation Committee.

In setting compensation for the Named Executive Officers, the Compensation Committee:

•	Reviews external market data;
•	Confirms the reasonableness of total compensation and of each component of compensation when compared to competitive market data;
•	Evaluates overall Company performance in relation to financial and strategic objectives, competition and industry circumstances;
•
In conjunction with the other independent directors on the Board, reviews and approves the annual goals and objectives for the CEO and evaluates the CEO’s performance in light of the established goals and objectives and strategic and operational accomplishments;

•	For other Named Executive Officers, reviews annual goals and objectives and assesses individual performance and any changes in duties and responsibilities;
•	Adjusts base salaries, as appropriate, based on job performance, leadership, tenure, experience, and other factors, including competitive market data;
•	Approves the design of the annual cash incentive plan, establishes the annual financial objectives for the plan and assesses Company performance in light of the pre-established goals; and
•	Grants awards under our long-term incentive plan, as appropriate, based on competitive market data and an evaluation of the current performance and future potential of each Named Executive Officer.
.
The Compensation Committee regularly holds executive sessions that are not attended by any members of management or non-independent directors. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our Named Executive Officers, but may, if it chooses, delegate any of its responsibilities as allowed under applicable law. The Compensation Committee has delegated to any two of the following — CEO, CFO, and General Counsel — the authority to grant long-term incentive awards to non-executive officers under limited circumstances and pursuant to specific guidelines established by the Compensation Committee. The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers. The Compensation Committee normally discusses compensation decisions with respect to the CEO in executive sessions without the CEO or other management present, and makes determinations regarding the CEO in consultation with the independent directors on the Governance and Nominating Committee.

Role of Management

Most Compensation Committee meetings, except for the executive portions thereof, are attended by the CEO and a representative of Human Resources.  Depending on the topics to be discussed, the CFO and/or General Counsel may also attend. The CEO’s role in the Compensation Committee process is oversight of all of management’s recommendations and reports to the Compensation Committee and/or Board of Directors. The CEO provides direct input to the Compensation Committee on such matters as the affordability and efficacy of various plan designs. The CEO may also make recommendations with respect to scheduling meetings and agenda topics and occasionally meets with Compensation Committee members outside of scheduled meetings. The Compensation Committee considers the CEO’s input, but ultimately makes all of its decisions independently. The CEO sets objectives each year for the other Named Executive Officers which are tailored to the duties and responsibilities of the particular officer and the challenges that his or her business or functional unit faces. The Compensation Committee reviews and approves the objectives. Following the end of the fiscal year, the CEO, also with the oversight of the Compensation Committee, evaluates the performance of the other Named Executive Officers against their individual objectives for the year.

Management makes recommendations to the Compensation Committee on the base salary, annual incentive plan targets and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation.

Role of Independent Compensation Consultants

The Compensation Committee has from time to time engaged independent compensation consultants to advise on executive compensation levels and practices, plan designs and competitive market data. Beginning in FY2011, the Compensation Committee engaged and retained Pearl Meyer & Partners (“PM&P”), a consultant that specializes in providing compensation services to boards of directors and that has never provided any compensation or other services to our management. PM&P was selected for its experience and independence and lack of conflict. It has been a leading compensation consultant to boards of directors for over two decades and it has never provided any compensation or employee benefits services to the Company’s management. In FY2011, PM&P provided the Compensation Committee with a comprehensive review of our executive compensation program. In FY2012, PM&P was engaged by the Compensation Committee to continue as its Independent Compensation Consultant. PM&P, under the direction of the Compensation Committee, provided the Compensation Committee with:

•	information and advice in order to review and revise the appropriate comparator peer group;
•	information and advice in structuring the new CEO compensation package;
•	information for comparing total direct compensation against market data;
•	information for comparing the Company’s overall equity usage against market data;
•	information on executive compensation trends and legislative developments impacting executive compensation in general; and
•	recommendations for compensation program design changes, as appropriate.

Competitive Market Comparisons

Comparator Peer Group

The Compensation Committee worked with PM&P to review and revise as appropriate the comparator peer group originally identified in FY2011. Two companies, Nu Horizon Electronics and GSI Commerce, were removed because they had been acquired.  In addition, considering the redirection in the Company’s business strategy and divestiture of FUNimation, the Committee removed three companies, INX, CKX and Ascent Media, and the added four companies, ModusLink Global Solutions, RealNetworks, PFSweb and Gaiam. The new comparator peer group, listed below (the “Peer Group”) consists of public companies with businesses similar to the Company’s or to its major component businesses. The Company’s twelve-month trailing revenue at the time of review was at the 37th percentile rank of the group and its market capitalization was at the 21st percentile rank of the group. The Peer Group, as follows, was used in evaluating the market competitiveness of FY2012 compensation.

Scholastic Corporation	THQ Inc.	Leapfrog Enterprises, Inc.
BlueLinx Holdings Inc.	GTSI Corp.	Gaiam Inc.
Beacon Roofing Supply, Inc.	RealNetworks, Inc.	Rosetta Stone, Inc.
ModusLink Global Solutions Inc.	SED International Holdings, Inc.
Take Two Interactive Software, Inc.	PFSweb, Inc..

Process

PM&P supplemented the Peer Group data with a blend of several published national market data surveys (collectively, the “Survey Data” and together with the Peer Group data, the “Market Data”), with the Peer Group data and Survey Data weighted equally. Use of broad based Survey Data mitigates the disadvantage of finding a relatively small number of comparable public companies for the Peer Group. With respect to the Survey Data, PM&P used reported data in the general industry category and in the revenue range of under $1 billion. The large number of participants in the general industry surveys tends to lessen the impact of both changes in participation from year to year and individual company compensation practices. Individual companies are not identified in the Survey Data, and the Compensation Committee does not review or consider the individual companies that participate in the surveys.

The Market Data the prior year was adjusted upwards by 3% to approximate the 2012 value based on expected average 3% pay increases according to industry published reports. Total direct compensation was defined as current base salary, target annual cash incentive, and long term incentives using grant date values. PM&P also reviewed each compensation element individually.

The Compensation Committee used the Market Data to gauge competitiveness of the compensation for the Named Executive Officers but did not use it to specifically set pay at an absolute target level or percentile referencing the Market Data. The Compensation Committee considered the results for each Named Executive Officer to be in the desired competitive range if the results fell within a range of between -15% and +15% of the median for comparable officer positions in the Market Data for each compensation element which the Compensation Committee determined was an appropriate indicator of competitiveness.  If the results for a Named Executive Officer fell outside of this range, then the Compensation Committee considered if there was an appropriate internal rationale for the deviation, such as the executive’s expertise, experience, longevity or strategic importance.

Compensation Mix

Our executive compensation is comprised primarily of the following elements: fixed cash compensation, in the form of base salary; and variable compensation, in the form of short-term incentive pay and long-term incentive compensation. Long-term incentive compensation consists of equity grants, while short-term incentive compensation is paid in cash. Although, the Compensation Committee has not set specific targets for the relative percentages of these elements, it strives for a balance that rewards executives for the achievement of short-term (annual) goals while also focusing on the long-term revenue and profitability of the Company. Because the Compensation Committee believes that the CEO has a greater impact on the achievement of long-term targets, it determined that variable compensation should constitute a greater percentage of his compensation when compared to the other Named Executive Officers. For FY2012, the relative percentages of these elements were as follows:

Relative Percentages of Compensation Elements for NEO’s serving as of March 31, 2012

NEO	Base Salary	Percent of Total	Target Annual Incentive	Percent of Total	Long Term Incentive Grant Date Fair Value	Percent of Total

Richard S Willis	$450,000	26%	$360,000	21%	$897,555	53%
Diane D. Lapp	$255,000	50%	$127,500	24%	$139,492	26%
Ward O. Thomas	$270,000	53%	$135,000	26%	$106,115	21%
Joyce A. Fleck	$257,500	52%	$128,750	26%	$106,115	22%

Base Salary Compensation

Base salary is used to provide competitive levels of compensation to executives based upon their experience, duties and areas of responsibility. We pay base salaries because it provides a fixed level of compensation that we feel is necessary to recruit and retain executives. An important aspect of base salary is the Compensation Committee’s ability to use annual base salary adjustments, when the financial performance of the Company permits, to reflect an individual’s performance or changed responsibilities. The Compensation Committee monitors the performance of the executive officers on individual performance objectives established for the fiscal year and annually reviews their base salaries.

The Compensation Committee’s goal is to set base salaries for each executive, including the CEO, at a level that reflects each individual’s performance and organizational impact and at a competitive level nationally. Differences in the amount of base salary between the Named Executive Officers reflect the Compensation Committee’s assessment of the differences in the scope of each executive’s responsibilities and contributions in light of competitive pay levels for similar positions in other similarly situated organizations.

FY2012 Base Salary Actions:

The Committee did not approve any base salary adjustments for NEO’s in FY2012 other than in conjunction with the hiring of a new CEO and changes in position and responsibilities as follows.

Upon hire, Mr. Willis’s base salary was set at $450,000 which was below the competitive range for the Market Data as described above and was 8% below Mr. Deacon’s salary. The Committee believed this base salary was appropriate in light of the other elements of Mr. Willis’ compensation package. Beginning April 1, 2012, Mr. Willis unilaterally agreed to reduce his base salary to $350,000 for the current fiscal year.

Mr. Porter served as Interim CEO and President (and continued as CFO) from April 6, 2011 until the hiring of Mr. Willis on September 15, 2011. To recognize his increased responsibilities, Mr. Porter’s base salary was increased 17% to $390,000 (which was 20% below Mr. Deacon’s salary).

Upon Mr. Porter’s retirement on October 28, 2011, Ms. Lapp was promoted from Vice President, Finance to Interim CFO. In connection with her increased responsibilities, her base salary was set at $255,000.

Annual Incentive Compensation

Annual incentive compensation is used to reward executives for their contributions toward the achievement of the Company’s short-term goals. Executive officers and other management employees selected by the Compensation Committee participate in the Company’s Annual Incentive Plan. The FY2012 target amounts approved by the Compensation Committee under the Annual Incentive Plan were intended to provide annual cash compensation (i.e., base salary plus annual incentive) within the competitive range of the Market Data, as discussed above, provided that the Company’s goals were met.

Mr. Willis’ compensation package included a target annual incentive opportunity of 80% of base salary, the same percentage previously held by Mr. Deacon, and was within the competitive range of the Market Data. Mr. Porter’s target annual incentive opportunity remained 75% in FY2012, which was higher than the competitive range for a COO and CFO but below the competitive range for a CEO and President. Upon her promotion, Ms. Lapp’s target annual incentive opportunity was set at 50% of base salary, and the target annual incentive opportunity for the other NEO’s remained at 50% of base salary, all within the competitive range of the Market Data.

Annual Incentive Opportunity and Results for NEO’s serving as of March 31, 2012

NEO	Target Award	Target Percent of Base Salary	Maximum Award	Maximum Percent of Base Salary	Actual Award

Richard S Willis	$360,000	80%	$540,000	120%	0
Diane D. Lapp	$127,500	50%	$191,250	75%	0
Ward O. Thomas	$135,000	50%	$202,500	75%	0
Joyce A. Fleck	$128,750	50%	$193,125	75%	0

For FY2012, the Annual Incentive Plan performance measures for the Named Executive Officers were based on budgeted earnings before interest, depreciation and amortization and excluding stock based compensation expense (“Adjusted EBITDA”), weighted at 75%, and net sales, weighted at 25%. The Compensation Committee selected the following financial objectives for FY2012: target consolidated Adjusted EBITDA of $18.2 million (before the annual incentive pool and severance accrual) and target consolidated net sales of $519 million. The Compensation Committee chose earnings and sales performance criteria for FY2012 because it believed these are critical drivers of our strategy to achieve profitable and sustainable growth, and thereby create long-term value for our shareholders. In prior years a small percentage of the annual incentive opportunity for the NEO’s was based on individual objectives. Since the individual goals for the executive officers were generally instrumental to the Company attaining its financial goals, the Compensation Committee determined it appropriate to remove the individual goal component of the annual incentive for the executive officers. The Committee also believes this removes individual driving factors and ties incentive more directly to Company performance. The annual plan design contains a performance threshold. Other than possible discretionary awards as discussed below, annual incentives would not be earned if funding any portion of the annual incentive pool caused the Company to fail to achieve at least 80% of the consolidated Adjusted EBITDA target. The plan design also provided an opportunity for participants to earn an enhanced annual incentive based on Adjusted EBITDA growth. If consolidated Adjusted EBITDA (inclusive of the annual incentive pool accrual) exceeds the target, then the annual incentive pool is increased by 25% of the excess amount. Participants share in the enhanced annual incentive pool on a pro rata basis taking into consideration the achievement of the financial and individual objectives applicable to each participant. However, annual incentive payments under the Plan, including the growth enhancement, are capped at 150% of a participant’s target annual incentive. For FY2012, the Compensation Committee also approved a maximum discretionary pool of $500,000. The Compensation Committee may determine, in its discretion, to reward participants with exemplary performance during the fiscal year out of the discretionary pool whether or not the Company’s financial objectives are achieved.  The Compensation Committee also reserved the right to change, suspend, or discontinue the Annual Incentive Plan at any time without prior notice to participants.

At the time the annual financial objectives were determined, the Compensation Committee believed the Adjusted EBITDA and net sales targets to be appropriately challenging but realistic under the current economic conditions.  However, since the consolidated Adjusted EBITDA threshold was not met, no annual incentive was earned under the annual incentive plan pool for FY2012 regardless of actual results on the other objectives. In addition, the Compensation Committee did not approve any annual incentive award to any of the Named Executive Officers or other participants for FY2012 from the discretionary pool described above.

Long-Term Incentive Compensation

Long-term incentive compensation is used to reward executives for their contributions toward the achievement of the Company’s long-term goals. Changes in Company stock price have a direct effect on the amount of compensation the Named Executive Officers realize from long-term incentive compensation. This encourages the achievement of long-term value creation that benefits all shareholders. In addition, multi-year vesting of long-term incentive compensation encourages the retention of our Named Executive Officers.

PM&P’s analysis indicated that, at the Company’s current stock price, the Company’s long-term incentive compensation, as measured by the value of the prior year grants, was generally still below the competitive range of the Market Data. This also lowers the total direct compensation of the Named Executive Officers. When determining the size of individual long term incentive awards and the total number of long term incentive awards for all management employees for the fiscal year, the Compensation Committee considers:

•	the projected impact on our Company’s earnings for the anticipated fiscal year grants and outstanding grants from prior years;
•	the value of the equity awards in the competitive range of the Market Data;
•	the reasonableness of the proportion of our total shares outstanding (our “run rate”) used for annual equity grants; and
•	the reasonableness of the potential voting power dilution to our shareowners (our “overhang”).

FY2012 Long-Term Incentive Actions:

Of the long term incentive awards granted in FY2012 (excluding grants to Non-employee Directors), 64% were time vested nonqualified stock options and 36% were time vested restricted stock units. Because a majority of the Company’s outstanding stock options are out-of-the-money, the Compensation Committee determined that the restricted stock units will continue to provide an enhanced retention incentive to employees. In addition, the grant of restricted stock units consumes fewer shares under the Company’s shareholder authorized stock plan and has been determined by the Compensation Committee to be consistent with the compensation trends as reported by PM&P. The non-qualified stock option awards vest over three years and expire ten years from the grant date provided that the participant is still employed by the Company. The restricted stock units also generally vest over three years. Upon vesting, participants, who are still employed by the Company, will receive one unrestricted share of Common Stock for each vested restricted stock unit.

The Named Executive Officers received long-term incentive awards in FY2012 covering a total of 1,085,000 shares. This represented a grant of 74% more equity grants in FY2012 than in FY2011 in order to move toward closing the competitive gap. However, the aggregate grant date fair value of all employee equity awards granted in FY2012 was approximately the same as the grant date fair value of the awards granted in FY2011. All other employees received long-term incentive awards in FY2012 covering a total of 394,500 shares compared to 475,000 shares in FY2011. The individual NEO’s received equity grants as follows.

Mr. Willis’ new hire compensation package included the grant of 225,000 restricted stock units and a stock option covering 475,000 shares. This initial equity award was above the competitive range for the Market Data, however, the Compensation Committee believed the heavier weighting of long term incentives was appropriate since Mr. Willis is charged with the goal to significantly improve the Company’s long term performance. Mr. Porter was granted 75,000 restricted stock units in connection with his promotion to Interim CEO and President, all of which vested prior to his retirement in October 2011. In June 2011, Ms. Lapp received a special retention restricted stock unit grant covering 30,000 shares in order to encourage her retention while the Company searched for and hired a new CEO. Ms. Lapp, Mr. Thomas and Ms. Fleck all participated in the annual equity grant and received awards covering 80,000 shares, 100,000 shares and 100,000 shares, respectively.

Equity Grant Process

Equity-based incentives are granted under our shareholder-approved Amended and Restated 2004 Stock Plan. The Compensation Committee has granted equity awards at its scheduled meetings or by written action without a meeting. These actions are taken on the same day as, or prior to, the grant date. Annual grants are normally discussed and granted in scheduled meetings taking place in September and/or October and become effective and are priced as of the beginning of the first day of the open trading window after public disclosure of the Company’s 2nd Quarter financial results. Under authority delegated by the Compensation Committee, management may grant equity awards to employees (other than executive officers) as part of a new hire offer, promotion or reward/incentive for significant achievement, up to 10,000 shares per individual. Grants made outside of the annual grant are effective as of the date of approval or at a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date). All stock option grants have a per share exercise price no less than the fair market value of our Common Stock on the grant date, defined as the opening price for our Common Stock on the NASDAQ Global Market during a regular trading session or, if the grant date is not a trading day, then the last reported sales price listed on the NASDAQ Global Market prior to the grant date. The Compensation Committee does not grant equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

Benefits and Executive Perquisites

The main objectives of our benefits program is to enhance health and productivity and give our employees access to quality healthcare, insurance protection from unforeseen events and assistance in achieving retirement financial goals.

In FY2012, the Named Executive Officers were eligible to receive the following benefits that are generally available to all our employees: (i) group medical and dental insurance; (ii) group long-term and short-term disability insurance; (iii) group life and accidental death and dismemberment insurance; (iv) medical and dependent care flexible spending accounts; (v) wellness programs; (vi) educational assistance; (vii) employee assistance; and (viii) paid time-off policies, including vacation, sick time, and holidays. In addition, we maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all participating employees are eligible to receive, at the discretion of the Company determined on an annual basis, a matching contribution of 50% of the participant’s contribution up to 4% of base pay. If granted, the matching contribution vests over three years and  is generally calculated and paid in April or May for all employee contributions made during the preceding calendar year by participants employed on the last day of the calendar year. The 401(k) Plan match and the incremental value of benefits provided to the Named Executive Officers under the Company’s benefits program are included in the “All Other Compensation” column of the “Summary Compensation Table”. We do not provide defined benefit pension plans or defined contribution retirement plans to executives or other employees other than the 401(k) Plan.

In general, we do not offer executive perquisites to our officers. However, in some cases, specific perquisites are negotiated at the time of an executive’s initial recruitment or promotion to a new position. In FY2012, these included payment of life insurance policy premiums for Mr. Deacon and Mr. Porter, and reimbursement of relocation expenses for Mr. Morrell. Mr. Willis’ new hire compensation package included the following perquisites: reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year; a one time reimbursement of up to $5,000 for attorney’s fees; and, in lieu of relocation benefits, reimbursement on a tax neutral basis for reasonable commuting expenses between Texas and Minnesota, including airfare, lodging and local transportation. The dollar values for all perquisites are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Executive Employment Agreements

We have entered into agreements regarding employment and/or severance with each of the Named Executive Officers, the terms of which are described under “Executive Severance and Change in Control Agreements.” The Compensation Committee believes that such employment agreements promote the stability of the Company by (i) lessening the personal uncertainties and potential distraction of the executives created by Company actions resulting in a termination of their employment for reasons other than cause and (ii) establishing the rights and obligations of both the Company and the executive after the employment relationship ends. In addition, reasonable severance arrangements offer a competitive benefit and aid in retention of the services of valuable executives.

The Compensation Committee believes that the amount of severance offered to the Named Executive Officers is not excessive and that the trigger for severance payments, which in all cases is involuntarily termination by the Company without cause or constructive termination due to adverse Company actions, is appropriate and in the best interests of the shareholders. Further, the Compensation Committee believes that the differences in the amount of severance offered among the Named Executive Officers are justified by the scope of each executive’s responsibilities and contributions. As described under “Executive Severance and Change in Control Agreements,” the Company negotiated and entered into an employment and severance agreement with Mr. Willis upon his appointment as President and CEO and revised Mr. Porter’s employment agreement in connection with his promotion to Interim CEO and President and his subsequent retirement. Otherwise, no changes were made to the employment and severance agreements in FY2012.

Accounting and Tax Considerations

We aim to keep the expense related to our compensation programs as a whole within affordability levels. If we increase benefits under one program resulting in higher compensation expense, we may seek to decrease costs under another program in order to avoid a compensation expense that is above our affordability level. For example, in determining to grant restricted stock units in addition to stock options, we considered the accounting impact and tried to keep the overall compensation cost generally the same.

In addition, we have not provided any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code (the “IRC”). IRC Section 280G and related IRC sections provide that executive officers, directors who hold significant shareholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain limits, and that the Company or its successor could lose a deduction on the amounts subject to the additional tax. IRC Section 409A also imposes additional significant individual taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of IRC Section 409A. To assist in the avoidance of additional tax under IRC Section 409A, we structure equity awards and executive employment agreements in a manner intended to comply with the applicable IRC Section 409A requirements.

IRC Section 162(m) prohibits the Company from deducting as compensation expense amounts exceeding $1,000,000 a year for the CEO and the other Named Executive Officers (excluding the CFO) relating to the period during which the compensation is earned, unless the payment of such compensation is based on pre-established, objective performance goals approved by the shareholders. We anticipate that all compensation expense related to realized stock option gains will qualify for deduction under Section 162(m). A portion of executive compensation, however, will continue to be based on significant subjective measures that may cause certain compensation not to be deductible. We intend to consider the impact of IRC Section 162(m) when making future compensation decisions but believe it is important to continue to evaluate the performance of executive officers, in part, on subjective performance measures.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Navarre specifically incorporates it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for FY2012. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A for FY2012.

This report is submitted by the Compensation Committee:

Frederick C. Green IV (Chair)
Bradley J. Shisler
Tom F. Weyl

RISK ASSESSMENT OF OUR COMPENSATION POLICIES AND PRACTICES

 The Compensation Committee, with the assistance of management, reviews on at least on annual basis the Company’s compensation policies and programs for all employees for the purpose of assessing the risks associated with compensation.  In early FY2012, the Compensation Committee reviewed the compensation program details, participant information, plan administrative oversight and design features with respect to (i) base salary determination as applicable to our executive officers; (ii) short term incentive pay for director-level employees and above under the annual incentive plan; (iii) short term incentive pay in the form of a quarterly or monthly sales bonus program for a small number of sales employees; and (iv) long term incentive in the form of equity grants to director-level employees and above. The Committee reviewed the strategies that are tied to these compensation practices and identified both the risks inherent in these programs and the following factors that mitigate any such risks to acceptable levels:

•	Appropriate mix between short-term cash compensation and long-term equity grants.
•	Participation in the same annual incentive and long-term equity plans by all director-level and above employees.
•	Maximum payout levels for annual incentive capped at 150% percent of target.
•	Negative discretion over annual incentive program payouts and sales bonus programs may be exercised.
•	Ranges for annual incentive metrics established to avoid payouts on an “all or nothing” basis.
•	Multi-year and overlapping vesting schedules for long-term equity grants.

As a result of the foregoing review, the Compensation Committee determined that the Company’s compensation policies and programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee is an executive officer of another entity where any of the Company’s executives serve on the other entity’s compensation committee.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard S Willis, (5)	FY2012	237,115	378,000	519,555	0	68,068	1,202,738
President and CEO

Cary L. Deacon, (6)	FY2012	24,462	0	0	0	1,393,619	1,418,081
Former President and CEO	FY2011	481,029	180,200	317,730	0	28,222	1,007,181
	FY2010	475,000	208,000	260,000	570,000	28,125	1,541,125

Diane D. Lapp, (7)	FY2012	232,654	86,200	53,292	0	4,105	376,251
Chief Financial Officer

J. Reid Porter, (8)	FY2012	230,965	131,250	0	0	365,612	727,827
Former Chief Operating Officer,	FY2011	333,000	257,000	0	0	8,145	598,145
CFO and Interim CEO and President	FY2010	333,000	54,600	68,250	274,725	7,845	738,420

Ward O. Thomas,(9)	FY2012	270,000	39,500	66,615	0	1,745	377,860
President of Distribution and Encore	FY2011	159,923	41,998	75,375	0	0	277,296

Joyce A. Fleck,	FY2012	257,500	39,500	66,615	0	4,900	368,515
President of Business and Logistics	FY2011	253,173	42,400	74,760	0	4,900	375,233
Services	FY2010	239,846	23,400	29,250	187,500	4,412	484,408

Calvin Morrell, (10)	FY2012	170,980	0	0	0	394,240	565,220
Former President of Encore	FY2011	263,300	42,400	74,760	0	14,840	395,300
	FY2010	250,796	23,400	29,250	132,190	52,130	487,766

(1)
The amounts in this column represent the grant date fair value of all restricted stock units awarded in the applicable fiscal year as determined using the opening sale price of our Common Stock on such date. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. We recognize the expense for financial reporting purposes over the applicable vesting period.

(2)
The amounts in this column represent the grant date fair value of all stock options awarded in the applicable fiscal year as determined using the Black-Scholes pricing model. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. The assumptions used to arrive at the Black-Scholes value are discussed in Note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We recognize the expense for financial reporting purposes over the applicable vesting period.

(3)
The amounts in this column represent the annual incentive paid under our Annual Incentive Plan as discussed in “Compensation Discussion and Analysis.” The amounts listed for FY2010 were earned for FY2010 although paid after the end of the 2010 fiscal year. No awards were earned for FY2011 or FY2012 under the Annual Management Incentive Plan.

(4)
The table below shows the components of this column for FY2012, which include amounts paid or accrued by the Company in FY2012 for perquisites, severance, tax gross-ups and Company matching contributions to our 401(K) defined contribution plan.

Name	401(k) Plan Match	Employment Termination Payments	Earned Unused Vacation	Life Insurance	Medical Expense Reimbursement	Commuting Expense Reimbursement	Tax Gross-Up on Commuting Expense Reimbursement	Relocation Expense Reimbursement
Willis	$—	$—	$—	—	$7,147	$32,740	$28,181	$—
Deacon	$4,777	$1,358,500	$18,817	11,525	$—	$—	$—	$—
Porter	$4,900	$357,500	$—	3,212	$—	$—	$—	$—
Lapp	$4,105	$—	$—	—	$—	$—	$—	$—
Thomas	$1,745	$—	$—	—	$—	$—	$—	$—
Fleck	$4,900	$—	$—	—	$—	$—	$—	$—
Morrell	$4,900	$311,863	$7,982	—	$—	$—	$—	$69,495

(5)
Mr. Willis was hired as an executive officer of the Company and appointed President and CEO on September 15, 2011. He continues to serve as a director of the Company but, as of his date of employment, no longer received any additional compensation for his services as a director.

(6)	The Board of Directors terminated Mr. Deacon’s employment with the Company on April 6, 2011.

(7)	Ms. Lapp was appointed as an executive officer of the Company and Interim Chief Financial Officer on October 28, 2011. Ms. Lapp was subsequently promoted to Chief Financial Officer on May 25, 2012.

(8)
Mr. Porter retired from the Company and his position of Chief Operating Officer and CFO on October 28, 2011. From April 6, 2011 until September 15, 2011, Mr. Porter also served as Interim CEO and President.

(9)	Mr. Thomas was appointed as an executive officer of the Company on August 10, 2010.

(10)	The employment of Mr. Morrell was terminated on November 14, 2011 in connection with the restructuring of the Company.

Grants of Plan-Based Awards in FY2012

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
	Grant	Approval	Threshold	Units	Awards	All Other Stock Awards: Number of Shares of Stock or Awards		All Other Option Awards: Number of Securities Underlying Grant		Exercise or Base Price of Option Awards	Closing Market Price on Date of Grant	Grant Date Fair Value of Stock and Option Awards
Name	Date(1)	Date(1)	($)	($)	($)	(#)		(#)		($/Sh)(3)	($/Sh)	($)
Richard S Willis	4/1/2011	4/1/2011						12,000	(5)	1.90	1.86	13.327
	9/15/2011	9/14/2011						475,000	(5)	1.75	1.77	519,555
	10/3/2011	9/14/2011				225,000	(4)					378,000
			0	360,000	540,000
Cary L. Deacon	—	—				—		—		—	—	—
			0	391,400	587,100
Diane D. Lapp	6/10/2011	6/8/2011				30,000	(4)					54,600
	11/3/2011	10/24/2011				20,000	(4)					31,600
	11/3/2011	10/24/2011						60,000	(5)	1.58	1.57	53,292
			0	127,500	191,250
J. Reid Porter	8/23/2011	8/23/2011				75,000	(4)					131,250
			0	292,500	438,750
Ward O. Thomas	11/3/2011	10/24/2011				25,000	(4)					39,500
	11/3/2011	10/24/2011						75,000	(5)	1.58	1.57	66,615
			0	135,000	202,500
Joyce A. Fleck	11/3/2011	10/24/2011				25,000	(4)					39,500
	11/3/2011	10/24/2011						75,000	(5)	1.58	1.57	66,615
			0	128,750	193,125
Calvin Morrell	—	—				—		—		—	—	—
			0	133,900	200,850

(1)
The date of grant for each award is established by the Compensation Committee during a meeting or by written action without a meeting on or prior to the date of the grant. Pursuant to guidelines adopted by the Compensation Committee, annual grants are normally discussed and approved in scheduled meetings taking place in the fall to become effective as of the first day of the open trading window after public disclosure of second quarter financial information.

(2)
Our Annual Incentive Plan is considered a “non-equity incentive plan.” This column represents the range of awards under the plan possible for FY2012. The amounts that were actually earned by the Named Executive Officers in FY2012 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above, and, in each case, the amounts earned for FY2012 were $0. For FY2012, each Named Executive’s Officer’s target award was established as a percentage of base salary. The target award percentages, objectives and other details are set forth in the discussion of “Annual Incentive Compensation” in our “Compensation Discussion and Analysis.”

(3)
Under the terms of the Amended and Restated 2004 Stock Plan (the “2004 Stock Plan”), as approved by our shareholders, the exercise price is no less than the grant date fair market value defined as the opening price for our Common Stock on the NASDAQ Global Market during a regular trading session or, if the grant date is not a trading day, then the last reported sales price listed on the NASDAQ Global Market prior to the grant date.

(4)	Restricted stock units were granted in FY2012 under the 2004 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

(5)	Stock option grants to the Named Executive Officers under the 2004 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

Outstanding Equity Awards at FY2012 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable(1)	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Richard S Willis	16,667	33,333	(2)	1.95	2/10/2021	—		—
	0	12,000	(3)	1.90	3/31/2021	—		—
	0	475,000	(4)	1.75	9/14/2021	—		—
	—	—		—	—	225,000	(9)	400,500

Cary L. Deacon	0	0		—	—	—		—
						0		0

Diane D. Lapp	10,000	0		7.78	6/13/2015	—		—
	7,000	0		4.59	10/25/2015
	8,000	0		4.95	11/01/2016	—		—
	6,000	0		2.41	11/11/2017
	10,000	0		0.69	11/12/2018	—		—
	6,667	3,333	(5)	2.08	11/2/2019
	11,667	23,333	(6)	2.12	11/3/2020	—		—
	0	60,000	(7)	1.58	11/02/2021	—		—
	—	—		—	—	1,667	(10)	2,967
	—	—		—	—	8,000	(11)	14,240
	—	—		—	—	20,000	(12)	35,600

J. Reid Porter	52,500	0		2.08	10/28/2014	—		—
	15,000	0		2.41	10/28/2014	—		—
						0		0

Ward O. Thomas	33,333	16,667	(8)	2.52	9/14/2020	—		—
	0	75,000	(7)	1.58	11/2/2021	—		—
	—	—		—	—	16,666	(13)	29,665
	—	—		—	—	25,000	(12)	44,500

Joyce A. Fleck	10,000	0		7.73	07/10/2015	—		—
	7,000	0		4.59	10/25/2015	—		—
	8,000	0		4.95	11/01/2016	—		—
	6,000	0		2.41	11/11/2017	—		—
	15,000	0		1.85	03/11/2018	—		—
	22,500	0		0.69	11/12/2018	—		—
	15,000	7,500	(5)	2.08	11/02/2019	—		—
	20,000	40,000	(6)	2.12	11/3/2020	—		—
	0	75,000	(7)	1.58	11/02/2021	—		—
	—	—		—	—	3,750	(10)	6,675
	—	—		—	—	13,333	(11)	23,733
	—	—		—	—	25,000	(12)	44,500

Calvin Morrell	0	0		—	—	—		—

(1)
On March 20, 2006, the vesting of all outstanding stock options with exercise prices equal to or greater than $4.50 per share were accelerated and became exercisable. However, as a condition to the acceleration, the Board required each Named Executive Officer to enter into a lock-up agreement which prohibits the sale, transfer or other disposition of the shares acquired upon any exercise of the accelerated stock options (other than sales to fund the exercise price or to satisfy minimum statutory withholding) until the date on which the exercise would have been permitted under the stock option’s pre-acceleration vesting terms or, if earlier, the officer’s last day of employment with the Company.

(2)
Non-employee Director initial stock option granted on February 11, 2011 with vesting in three equal annual installments on February 11, 2012, February 11, 2013 and February 11, 2014, conditioned on continued service as a director through those dates.

(3)
Non-employee Director annual stock option granted on April 1, 2011 with vesting in three equal annual installments on April 1, 2012, April 1, 2013 and April 1, 2014, conditioned on continued service as a director through those dates.

(4)
Stock option granted September 15, 2011 with vesting in three annual installments of 100,000 shares on September 15, 2012, 175,000 shares on September 15, 2013 and 200,000 shares on September 15, 2014, conditioned on continued employment through those dates.

(5)
Stock options granted November 3, 2009 with vesting in three equal annual installments on November 3, 2010, November 3, 2011 and November 3, 2012, conditioned on continued employment through those dates.

(6)
Stock options granted November 4, 2010 with vesting in three equal annual installments on November 4, 2011, November 4, 2012 and November 4, 2013, conditioned on continued employment through those dates.

(7)
Stock options granted November 3, 2011 with vesting in three equal annual installments on November 3, 2012, November 3, 2013 and November 3, 2014, conditioned on continued employment through those dates.

(8)
Stock option granted September 15, 2010 with vesting in three equal annual installments on September 15, 2011, September 15, 2012 and September 15, 2013, conditioned on continued employment through those dates.

(9)
Restricted stock unit award granted October 3, 2011 with vesting in three annual installments of 50,000 units on September 15, 2012, 75,000 units on September 15, 2013 and 100,000 units on September 15, 2014, conditioned on continued employment through those dates.  One share of Common Stock will be issued for every restricted stock unit which vests.

(10)
Restricted stock unit awards granted November 3, 2009 with vesting in three equal annual installments on November 3, 2010, November 3, 2011 and November 3, 2012, conditioned on continued employment through those dates.  One share of Common Stock will be issued for every restricted stock unit which vests.

(11)
Restricted stock unit awards granted November 4, 2010 with vesting in three equal annual installments on November 4, 2011, November 4, 2012 and November 4, 2013, conditioned on continued employment through those dates.  One share of Common Stock will be issued for every restricted stock unit which vests.

(12)
Restricted stock unit awards granted November 3, 2011 with vesting in three equal annual installments on November 3, 2012, November 3, 2013 and November 3, 2014, conditioned on continued employment through those dates.  One share of Common Stock will be issued for every restricted stock unit which vests.

(13)
Restricted stock unit award granted September 15, 2010 with vesting in three equal annual installments on September 15, 2011, September 15, 2012 and September 15, 2013, conditioned on continued employment through those dates.  One share of Common Stock will be issued for every restricted stock unit which vests.

Option Exercises and Stock Vested in FY2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard S Willis	—	—	—	—
Cary L. Deacon	200,000	236,000	—	—
Diane D. Lapp	—	—	37,333	65,769
J. Reid Porter	52,500	39,447	201,333	329,066
Ward O. Thomas	—	—	8,334	14,585
Joyce A. Fleck	—	—	14,167	22,797
Calvin Morrell	22,500	23,092	14,167	22,797

(1)	Amount determined using the closing price of our Common Stock on the vesting date.

EXECUTIVE SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

We have entered into employment and other agreements with certain executive officers to attract and retain talented executives. With respect to these agreements, a termination for “Cause” generally means a felony conviction, willful neglect, malfeasance or misconduct, or violation of a Company policy, which could result in material harm to the Company, fraud or dishonesty with respect to the Company’s business, breach of duty of loyalty or a material breach of the executive’s covenants in the agreement. A termination “Without Cause” is an involuntary termination for which the Company did not have Cause. A termination by an executive for “Good Reason” generally means a reduction in the executive’s compensation, rights or benefits, a material reduction in duties, responsibilities or authority, relocation to other than the Company’s principal headquarters, an adverse material change in working conditions or a material breach of the Company’s covenants in the agreement. A “Change in Control Transaction” generally includes the occurrence of any of the following: (i) the acquisition by any person or entity of 50% or more of the voting power of the Company’s outstanding shares; (ii) shareholder approval of a merger, other business combination, liquidation or dissolution of the Company, unless following such transaction the Company’s shareholders before the transaction have the same proportionate ownership of stock of the surviving entity; (iii) the board of directors prior to any transaction does not constitute a majority of the board thereafter; and (iv) any other transaction required to be reported as a change of control under Regulation 14A of the Securities and Exchange Commission.

Richard S Willis Employment Agreement with Restrictive Covenants

On October 3, 2011, we entered into an Employment Agreement with Restrictive Covenants with Mr. Willis which was consistent with and superseded the terms of the letter agreement between the Company and Mr. Willis dated September 15, 2011. The agreement commenced on September 15, 2011 and expires on September 14, 2014, subject to automatic extension for successive one-year periods unless either party provides 60 days' advance written notice of such party's desire not to renew. During the term of the agreement, Mr. Willis will serve as a director of the Company and have the authority, responsibilities and duties customarily performed by a president and chief executive officer of similar businesses. The agreement provides for a minimum annual base salary of $450,000 and a target bonus opportunity of up to 80% of this amount for each fiscal year of service. Pursuant to the agreement, Mr. Willis was granted a non-qualified stock option covering 475,000 shares of our Common Stock, vesting over three years, and an award of 225,000 restricted stock units, vesting over three years. Mr. Willis is also entitled to reimbursement for reasonable business expenses, paid vacation and participation in benefit plans on the same basis as other key executive officers of the Company. In addition, Mr. Willis will receive reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year, a one time reimbursement of up to $5,000 for attorney’s fees, and reimbursement, on a tax neutral basis, for reasonable commuting expenses between Texas and Minnesota, including airfare, lodging and local transportation. On February 22, 2012, the Employment Agreement was amended to reflect the desire of Mr. Willis to voluntarily reduce his base salary by $100,000 for the Company’s fiscal year beginning April 1, 2012, consequently, Mr. Willis’ base salary for the current fiscal year is $350,000, however, the voluntary reduction does not affect the calculation of any earned annual incentive bonus or the calculation of any severance payments calculated using a Base Salary of $450,000 during the period of the voluntary reduction.

Either the Company or Mr. Willis may terminate the Employment Agreement for any reason at any time. In the event Mr. Willis’ employment is terminated by the Company due to (i) death, (ii) disability lasting longer than 180 days, (iii) Cause or (iv) non-renewal of the Employment Agreement, Mr. Willis will only be entitled to all earned and unpaid base salary and vacation time as of the termination date. If Mr. Willis is otherwise involuntarily terminated or terminates his employment due to Good Reason, including termination without Cause or for Good Reason within 12 months of a Change in Control Transaction, he will be entitled to severance payments equal to two times his then current base salary and two times the average amount of bonus paid to him during the immediately preceding three years. Severance payments, which require a written release of all claims, will be paid in 24 equal monthly installments beginning on the first day of the seventh month after the termination date.

The agreement requires that Mr. Willis honor confidentiality obligations during and after his employment and provides that for 18 months following the termination of his employment, Mr. Willis will not compete with any material portion of the Company’s business activities, nor solicit the Company's employees, consultants or customers.

Cary L. Deacon Amended and Restated Employment Agreement

We entered into a written employment agreement with Mr. Deacon as our President and Chief Operating Officer on June 21, 2006, amended and restated the agreement on December 28, 2006 in connection with Mr. Deacon’s promotion to President and Chief Executive Officer effective January 1, 2007 and further amended the agreement on March 20, 2008. The agreement was in effect on April 6, 2011, the date of Mr. Deacon’s termination of employment.

Pursuant to the agreement, Mr. Deacon was entitled to receive a minimum annual base salary of $489,250 and his annual bonus target amount was 80% of his base salary. Mr. Deacon was also entitled to reimbursement for reasonable business expenses, up to a $2.0 million life insurance policy (with annual premiums not to exceed $15,000), paid vacation, and participation in benefit plans on the same basis as other executive officers of the Company. In connection with his promotion, Mr. Deacon was granted: a non-qualified stock option covering 300,000 shares of Common Stock, vesting over three years, and an award of 70,000 restricted shares of Common Stock, with the restrictions lapsing over three years (the “Promotion Awards”). These awards were fully vested prior to the date of Mr. Deacon’s termination.

Mr. Deacon’s termination on April 6, 2011 was “Without Cause” thereby triggering the severance provisions of the agreement as follows: (i) an amount equal to his then-current base salary for two years; (ii) an amount equal to the average of his annual bonus earned and paid during the three prior fiscal years, multiplied by a factor of two; and (iii) any earned but unpaid annual bonus for the most recently completed fiscal year. Severance payments were paid in a lump sum on the first day of the seventh month following the month in which the termination of employment occurred. In addition, Mr. Deacon is entitled to continue to receive Company medical, dental and life insurance benefits at Company expense for a period of 18 months following termination. Mr. Deacon executed a written release of all claims in order to receive the severance benefits contained in the agreement. The dollar values for the termination payments paid or payable to Mr. Deacon under this agreement are included in the “All Other Compensation” column of the “Summary Compensation Table.” Had there been a Change in Control Transaction within 12 months prior to termination, severance payments would have increased to three times base salary and three times the average amount of bonus earned and paid with respect to the preceding three years.

Mr. Deacon is required under the agreement to (i) not compete with any material portion of the Company’s business activities during his employment and for up to 18 months following termination of his employment; (ii) honor confidentiality obligations during and after his employment; and (iii) assign to the Company any intellectual property has created during his employment.

J. Reid Porter Amended Executive Severance Agreement

On December 23, 2005, we entered into an executive severance agreement with Mr. Porter which was effective as of his date of hire on December 12, 2005. On March 20, 2008, the agreement was amended and restated. On August 10, 2010 the amended and restated agreement was further amended in connection with Mr. Porter’s promotion to the position of Chief Operating Officer, and was amended again on August 23, 2011 in connection with Mr. Porter’s promotion to Interim CEO and President.

As amended, the expiration date of the agreement was August 10, 2012 and the agreement provided, effective April 6, 2011, for a base salary of $390,000 per year, subject to annual adjustments by the Compensation Committee of the Company, and an annual bonus of up to seventy-five percent (75%) of his base salary, to be determined based upon the Company’s achievement of objectives established by the Compensation Committee of the Company. Upon a Severance Event, defined as a termination of employment by the Company without Cause or by Mr. Porter for Good Reason, Mr. Porter was eligible for severance payments in an amount equal to his then-current base salary plus the average of his annual bonus earned and paid during the three prior fiscal years. Severance payments were payable in a lump sum on the first day of the seventh month following the month in which the termination of employment occurred and. required a written release of all claims.  Upon either a Severance Event or upon Mr. Porter’s voluntary retirement on or after August 10, 2012, he and his spouse were entitled to receive Company paid medical and dental benefits until age 65. The agreement required that Mr. Porter agree (i) not to compete with any material portion of the Company’s business activities during his employment and for a period of one year thereafter; (ii) honor confidentiality obligations during and after his employment; and (iii) assign to the Company any intellectual property he creates during his employment.

Also in connection with his appointment to Interim CEO, Mr. Porter was granted a restricted stock unit award on August 23, 2011 which entitled Mr. Porter to received 75,000 shares of Company common stock upon vesting.  Vesting was to occur on April 6, 2012, subject to accelerated vesting upon the occurrence of a Severance Event or upon a Change of Control (as defined in the Company’s 2004 Amended and Restated Stock Option Plan), and further provided, that, if a new Chief Executive Officer was appointed prior to April 6, 2012, one-half of the restricted stock units would vest earlier on the date of appointment of the new Chief Executive Officer.  In addition, the Compensation Committee approved amendments to two of Mr. Porter’s prior stock option awards, covering 67,500 shares of Common Stock and currently out-of-the-money, and one prior restricted stock unit award, covering 26,500 shares of Common stock, to accelerate vesting upon either a Severance Event or upon Mr. Porter’s voluntary retirement on or after August 10, 2012 and to increase the expiration date of stock options to a period of three years following either a Severance Event or upon Mr. Porter’s voluntary retirement on or after August 10, 2012.

On October 24, 2011, the agreement was terminated in connection with Mr. Porter’s decision to voluntarily retire as of October 28, 2011 and superseded by the retirement package approved by the Compensation Committee as follows: payment of $307,500 in a single lump sum, with the timing to be structured in order to avoid adverse tax consequences; Company paid medical and dental benefits for Mr. Porter and his spouse until age 65 (up to an additional six years); amendment of outstanding options granted in 2007, 2008 and 2009 to ensure full vesting upon retirement and, if out-of-the-money on retirement, to extend exercise for three years following retirement; and amendment of outstanding restricted stock unit awards granted in 2008, 2009 and 2010 to ensure full vesting upon retirement. Mr. Porter executed a written release of all claims in order to receive the foregoing retirement benefits. The dollar values for the termination payments paid or payable to Mr. Porter under this retirement agreement are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Executive Severance Agreements for Diane D. Lapp, Ward O. Thomas, Joyce A. Fleck, and Calvin Morrell

In March 2008, the Company entered into executive severance agreements with Ms. Lapp and Ms. Fleck that replaced and superseded prior change in control severance agreements entered into in 2001. The Company entered into a similar executive severance agreement with Mr. Morrell in March 2009 and with Mr. Thomas in August 2010. The agreements provide for severance payments in the event that the executive’s employment is terminated Without Cause or by the executive for Good Reason, whether or not a Change in Control Transaction has occurred. Severance payments would equal one times base salary and one times the average amount of bonus earned and paid with respect to the preceding three years. Severance payments would be paid in a lump sum within 30 days after the date of termination. If applicable, severance payments will be offset by any income protection benefits payable during the first 12 months of a qualifying disability under the Company’s group short-term and long-term disability insurance plans. Severance payments require a written release of all claims and agreements by the executive with respect to non-solicitation, confidentiality obligations and assignment of intellectual property rights.

The dollar values for the termination payments paid or payable to Mr. Morrell under his agreement are included in the “All Other Compensation” column of the “Summary Compensation Table.”

The expiration date of the other agreements, which is currently December 31, 2013; is subject to automatic extension for successive one year periods unless notice of termination is provided by one party to the other at least six months prior to the expiration of the then-current term.

POTENTIAL PAYMENTS UPON TERMINATION

The following table assumes that a Change in Control Transaction has not occurred and the respective currently serving Named Executive Officer was terminated on March 31, 2012 Without Cause or terminated for Good Reason and illustrates the payments that each Named Executive Officer would be entitled to under the employment and severance agreements described above.

Name	Salary Continuation ($)	Benefit Premiums ($)	Substitute Incentive Plan Payments ($)		Total ($)
Richard S Willis	$900,000	—	—		$900,000

Diane D. Lapp	$255,000	—	$45,742	(1)	$300,742

Ward O. Thomas	$270,000	—	—		$270,000

Joyce A. Fleck	$257,500	—	$62,500	(2)	$320,000

(1)
Represents Ms. Lapp’s substitute incentive plan payment calculated as the average of the amounts earned by Ms. Lapp for the last three years under the Annual Management Incentive Plan ($0, $0, $137,227).

(2)
Represents Ms. Fleck’s substitute incentive plan payment calculated as the average of the amounts earned by Ms. Fleck for the last three years under the Annual Management Incentive Plan ($0, $0, $187,500).

The following table assumes that a Change in Control Transaction occurred within the 12 month period prior to March 31, 2012 and the respective Named Executive Officer was terminated on March 31, 2012 Without Cause or terminated for Good Reason and illustrates the payments that each Named Executive Officer would be entitled to under the employment and severance agreements described above.

Name	Salary Continuation ($)	Benefit Premiums ($)	Substitute Incentive Plan Payments ($)		Total ($)
Richard S Willis	$900,000	—	—		$900,000

Diane D. Lapp	$255,000	—	$45,742	(1)	$300,742

Ward O. Thomas	$270,000	—	—		$270,000

Joyce A. Fleck	$257,500	—	$62,500	(2)	$320,000

(1)
Represents Ms. Lapp’s substitute incentive plan payment calculated as the average of the amounts earned by Ms. Lapp for the last three years under the Annual Management Incentive Plan ($0, $0, $137,227).

(2)
Represents Ms. Fleck’s substitute incentive plan payment calculated as the average of the amounts earned by Ms. Fleck for the last three years under the Annual Management Incentive Plan ($0, $0, $187,500).

COMPENSATION OF DIRECTORS

Retainer and Meeting Fees

Directors who are Company employees do not receive compensation for their services as directors. During FY2012, Directors who were not employees of the Company (“Non-employee Directors) each received a base annual retainer of $36,000, paid in monthly installments. No additional compensation was paid for meeting attendance. The chairpersons of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee each received an additional annual fee of $5,000 and the Chairman of the Board received an additional annual fee of $15,000. In addition, Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at board and committee meetings.

Equity Compensation

Non-employee Directors also receive equity compensation consisting of an initial stock option grant and annual stock option grants under the terms of the Stock Plan, which has been approved by the shareholders. Each newly elected or appointed Non-employee Director receives an initial non-qualified stock option grant covering 50,000 shares of Common Stock. Each Non-employee Director also receives an annual grant on April 1 of each year, of a non-qualified stock option to purchase 12,000 shares of our Common Stock. All stock option grants to Non-employee Directors are exercisable at the fair market value on the day of the grant and vest one-third per year beginning one year from the grant date and expire on the earlier of (i) ten years from the grant date and (ii) one year after the director ceases to serve. Vesting is accelerated upon the occurrence of a “Change of Control Transaction,” as defined in the Stock Plan. As an exception to the foregoing, the Stock Plan provides that any Non-employee Director who is ineligible to stand for re-election after reaching the Board’s mandatory retirement age of 70 will receive an award of 3,000 shares of restricted stock per year during each of the last two years of such director’s last term in lieu of annual stock option grants for such years. In FY2012, this provision was not applicable to any director.

In FY2012, pursuant to the foregoing, Directors Benson, Dalvey, Gentz, Green, Iverson, Paulson, Shisler, Weyl and Willis each received an annual grant covering 12,000 shares of Common Stock on April 1, 2011 at an exercise price of $1.90 per share.

The following table shows compensation information for our Non-employee Directors for FY2012.

Director Compensation Table for FY2012

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(3)	All Other Compensation	Total
Keith A. Benson	$41,000	—	$13,327	—	$54,327
David F. Dalvey	$36,000	—	$13,327	—	$49,327
Timothy R. Gentz(4)	$48,500	—	$13,327	—	$61,827
Frederick C. Green IV	$41,000	—	$13,327	—	$54,327
Kathleen P. Iverson	$36,000	—	$13,327	—	$49,327
Eric H. Paulson(4)	$23,375	—	$13,327	—	$36,702
Bradley J. Shisler(5)	$36,000	—	$13,327	$9,500	$58,827
Tom F. Weyl	$36,000	—	$13,327	—	$49,327
Richard S Willis(6)	$16,500	—	$13,327	—	$29,827

(1)	Mr. Deacon is not included in this table because he was an employee of the Company until April 6, 2011 and received no compensation for his services as a director.

(2)	No director was eligible for restricted stock awards in FY2012.

(3)
The amounts in this column represent the grant date fair value of all stock options awarded in FY2011 as determined using the Black-Scholes pricing model. The assumptions used to arrive at the Black-Scholes value are discussed in Note 21 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We recognize the expense for financial reporting purposes over the applicable vesting period.

As of March 31, 2012, each of the Non-employee Directors had outstanding stock options covering the following total amount of shares of our Common Stock: Mr. Benson, 74,000 shares; Mr. Dalvey, 74,000 shares; Mr. Gentz, 78,000 shares; Mr. Green, 74,000 shares; Ms. Iverson, 80,000 shares; Mr. Paulson, 50,000 shares; Mr. Shisler, 62,000 shares; and Mr. Weyl, 78,000 shares.  Since Mr. Willis was employed by the Company as of March 31, 2012, his outstanding equity grants are shown in the appropriate table under “Executive Compensation.”

(4)	The last director term for Mr. Paulson ended on September 15, 2011, at which time Mr. Gentz was appointed Chairman of the Board.

(5)
All Other Compensation for Mr. Shisler consists of consulting payments paid pursuant to the consulting agreement described in “Certain Relationships and Related Transactions, and Director Independence.”

(6)	Mr. Willis was appointed President and CEO on September 15, 2011, at which time his compensation as a director ceased.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of July 20, 2012 (except as otherwise noted), by (i) each of our directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of the executive officers and directors as a group, and (iv) each person known to us who beneficially owns more than 5% of the outstanding shares of our Common Stock. The address of each director, nominee and executive officer is 7400 49th Avenue North, Minneapolis, Minnesota 55428. Percentage computations are based on 37,179,696 shares of our Common Stock outstanding as of July 20, 2012.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, unless otherwise indicated. All figures include shares of Common Stock which are not currently outstanding but are deemed beneficially owned because of the right to acquire shares pursuant to options exercisable and other convertible securities (including restricted stock units) vesting within 60 days of July 20, 2012 and, which are deemed to be outstanding and to be beneficially owned by the person holding such rights for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership
Directors, and Executive Officers	Shares		Percent
Keith A. Benson	93,800	(1)	*
David F. Dalvey	62,000	(1)	*
Timothy R. Gentz	109,646	(1)	*
Frederick C. Green IV	78,500	(1)	*
Kathleen P. Iverson	75,000	(1)	*
Bradley J. Shisler	54,718	(1)	*
Tom F. Weyl	105,000	(1)	*
Richard S Willis	510,967	(1)	1.37%
Diane D. Lapp	88,818	(1)	*
Ward O. Thomas	47,284	(1)	*
Joyce A. Fleck	134,501	(1)(2)	*
All directors and executive officers as a group (11 persons at July 20, 2012)	1,360,234	(1)	3.58%
Cary L. Deacon(4)	534,234	(3)	1.44%
J. Reid Porter(5)	390,243	(4)	1.05%
Calvin Morrell(6)	22,781	(5)	*

5% Shareholders
Becker Drapkin Management, L.P.	4,959,301	(6)	13.34%
300 Crescent Court, Suite 1111
Dallas, TX 75201

DDEC, Ltd. and C. Daniel Cocanougher	1,955,311	(7)	5.26%
6851 NE Loop 820, Suite 200
North Richland Hills, TX 76180

*	Indicates ownership of less than one percent.

(1)
Includes shares of Common Stock issuable upon exercise of outstanding options exercisable and restricted stock units vesting within sixty days of July 20, 2012 in the following amounts: Keith A. Benson — 62,000  shares; David F. Dalvey — 62,000 shares; Timothy R. Gentz — 66,000 shares; Frederick C. Green IV — 62,000 shares; Kathleen P. Iverson — 68,000 shares; Bradley J. Shisler — 20,667 shares; Tom F. Weyl — 66,000 shares; Richard S Willis — 170,667; Diane D. Lapp —  59,334; Ward O. Thomas —  41,666; Joyce A. Fleck — 103,500 shares; and all directors and executive officers as a group — 781,834 shares.

(2)	Includes 10,000 shares owned by Ms. Fleck’s spouse of which Ms. Fleck may be deemed to have shared voting and dispositive power.

(3)
Mr. Deacon’s share ownership includes 334,234 shares of Common Stock owned by Mr. Deacon as of his last date of employment on April 6, 2011 and 200,000 shares of Common Stock subsequently acquired upon the exercise of outstanding stock options.

(4)
Mr. Porter’s share ownership includes: 270,243 shares of Common Stock owned by Mr. Porter as of his last date of employment on October 28, 2011, 52,500 shares of Common Stock subsequently acquired upon the exercise of outstanding stock options, and 67,500 shares of Common Stock shares of Common Stock issuable upon the exercise of Mr. Porter’s remaining vested stock options.

(5)
Mr. Morrell’s share ownership includes 281 shares of Common Stock owned by Mr. Morrell as of his last date of employment on November 14, 2011 and 22,500 shares of Common Stock subsequently acquired upon the exercise of outstanding stock options.

(6)
Based on information provided in Schedule 13D, Amendment 7, dated October 31, 2011, and Form 4, dated December 7, 2011, filed with the Securities and Exchange Commission by Becker Drapkin Management, L.P. (“Management”), Becker Drapkin Partners (QP), L.P. (“QP”), Becker Drapkin Partners, L.P. (“LP”), BD Partners II, L.P. (“Partners”), BC Advisors, LLC (“Advisors”), Steven R. Becker and Matthew A. Drapkin, reporting the following ownership: QP directly owns 1,894,204 shares of Common Stock; LP directly owns 304,858 shares of Common Stock; Partners directly owns 698,189 shares of Common Stock, and a managed account directly owns and has sole voting and dispositive power of 2,062,050 shares of Common Stock. Management is the general partner of each of QP, LP and Partners and as such shares voting and dispositive power of 2,897,251 shares of Common Stock. Management provides investment advisory services for the managed account and may have a pecuniary interest in its 2,062,050 shares of Common Stock as a result of performance related fees. Advisors is the general partner of Management and may be deemed to beneficially own and have shared voting and dispositive power of the shares beneficially owned by Management. Mr. Becker and Mr. Drapkin are the co-managing members of Advisors and each may be deemed to beneficially own and have shared voting and dispositive power of the shares beneficially owned by Advisors.

(7)
Based on information provided in Schedule 13G, dated January 12, 2012, filed with the Securities and Exchange Commission by DDEC, Ltd. and C. Daniel Cocanougher, individually and as the managing member of DDEC Management, LLC which is the managing partner of DDEC, Ltd. and as the father of minors Danielle and Ellen Cocanougher. They report that as of January 12, 2012, DDEC, Ltd. had sole voting and dispositive power of 1,326,543 shares, Mr. Cocanougher had sole voting and dispositive power of 628,768 shares and shared voting and dispositive power of 1,326,543 shares

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board does not have a separate written policy regarding the review and approval of related party transactions. However our Audit Committee Charter and Code of Conduct require that the Audit Committee review and approve all transactions with related persons as may be required by the rules of the Securities and Exchange Commission or NASDAQ’s Marketplace Rules. Under such rules a “related person” includes any of the directors or executive officers of the Company, certain large shareholders, and their immediate families. The transactions to be reviewed include those where the Company is a participant, a related person will have a direct or indirect material interest, and the amount involved exceeds $120,000. The Audit Committee would determine if any such transactions (i) are fair and reasonable, (ii) are on terms no less favorable to the Company than could be obtained in a comparable arm’s length transaction with an unrelated third party, and (iii) do not constitute an objectionable “conflict of interest” for a director, officer or employee of the Company. Directors and executive officers are required to disclose any such transactions under our Code of Conduct and are specifically asked to disclose such transactions in our annual Directors and Officers Questionnaire.

During FY2012, no transactions were disclosed to the Audit Committee which required review as related party transactions, and the Audit Committee was not otherwise aware of any such transactions. However, on December 23, 2011, the Company, with the approval of the Board of Directors, entered into a consulting agreement (the “Agreement”) with Golden Rule Advisors, L.L.C. (the “Consultant”). Mr. Shisler is the sole member of the Consultant. Under the Agreement, the Consultant agreed to provide, on a non-exclusive basis, strategic planning and other advisory services to the Company. The fee for such services is the hourly rate of $200 per hour for all hours worked on a day in which less than a total of five hours is worked, and a flat rate of $1,000 per day for each day in which more than five hours is worked. The Company also agreed to reimburse the Consultant for reasonable expenses incurred in connection with the Agreement, with prior approval required in certain circumstances. The Agreement provides that in no event will fees and expenses exceed $120,000 during any 12-month period. The initial term of the Agreement was three months, with automatic renewals for successive one month periods after the initial term. Any party may terminate the Agreement on written notice at any time. In FY2012, the Consultant earned a total of $9,500 in consulting fees under the Agreement.

Our Board of Directors has determined that each of the following current Directors:  Benson, Dalvey, Gentz, Green, Iverson, Shisler, and Weyl, are “independent,” as that term is defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Global Market. Accordingly, each of our directors is independent other than our President and CEO, Mr. Willis, and we meet the requirements of the NASDAQ Marketplace Rule that requires a majority of independent directors. The independent directors meet regularly, generally before or after each regularly scheduled Board meeting without the presence of the CEO.  Mr. Willis was similarly determined to be independent prior to his appointment as the Company’s President and CEO.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table summarizes the fees we were billed for audit and non-audit services rendered for FY2012 and FY2011 by Grant Thornton LLP, our independent registered public accounting firm for both years.

	FY 2012	FY 2011
Audit Fees(1)	$274,526	$293,591
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees Billed	$274,526	$293,591

(1)
“Audit Fees” consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal years ended March 31, 2012 and 2011, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q during those fiscal years, and services provided in connection with various registration statements, comfort letters, and the review and attestation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

(2)
“Audit-Related Fees” consists of fees billed for assurance and related services in the fiscal years ended March 31, 2012 and 2011 that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no fees for this category in FY2012 and FY2011.

(3)	“Tax Fees” consists of fees billed for services rendered in connection with tax compliance, tax advice and tax planning. There were no fees for this category in FY2012 and FY2011.

(4)	“All Other Fees” consists of fees billed for products and services that do not meet the above category descriptions. There were no fees for this category in FY2012 and FY2011.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services and is subject to a specific budget. Management is required to seek pre-approval of services that will exceed the budget or for services that are not detailed in an existing pre-approval request. The Chair of the Audit Committee is delegated the authority to pre-approve certain services between regularly scheduled meetings. Management is required to report quarterly to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During FY2012, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as a part of this Amendment:

1.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibits

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation
(Registrant)

July 26, 2012	By:	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2012	By:	/s/ Diane D. Lapp
Diane D. Lapp
Chief Financial Officer
(Principal Financial and Accounting Officer)