Form 10-Q
period 2012-06-30
NAVARRE CORP /MN/
filed 2012-08-01
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 30, 2012
Common Stock, No Par Value	37,179,696 shares

NAVARRE CORPORATION

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Consolidated Balance Sheets — June 30, 2012 and March 31, 2012
Consolidated Statements of Operations and Comprehensive Loss— Three Months ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows — Three Months ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Mine Safety Disclosures.
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

NAVARRE CORPORATION
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2012 (Unaudited)	March 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$-	$5,600
Accounts receivable, net	48,173	47,935
Inventories	29,440	28,850
Prepaid expenses	2,570	2,198
Deferred tax assets — current, net	1,473	1,580
Other assets — current	8	13
Total current assets	81,664	86,176
Property and equipment, net	6,498	6,868
Software development costs, net	696	944
Other assets:
Intangible assets, net	1,412	1,547
Deferred tax assets — non-current, net	18,838	18,450
Non-current prepaid royalties	4,635	4,871
Other assets	2,421	2,520
Total assets	$116,164	$121,376
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$67,737	$73,421
Checks written in excess of cash balances	2,141	-
Accrued expenses	5,166	6,576
Other liabilities — short-term	57	66
Total current liabilities	75,101	80,063
Long-term liabilities:
Other liabilities — long-term	1,562	1,497
Total liabilities	76,663	81,560
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 37,162,696 at June 30, 2012 and 37,112,343 at March 31, 2012	164,425	164,196
Accumulated deficit	(124,942)	(124,371)
Accumulated other comprehensive income (loss)	18	(9)
Total shareholders’ equity	39,501	39,816
Total liabilities and shareholders’ equity	$116,164	$121,376
See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2012	2011
Net sales	$91,272	$104,016
Cost of sales (exclusive of depreciation)	81,225	90,229
Gross profit	10,047	13,787
Operating expenses:
Selling and marketing	3,944	5,043
Distribution and warehousing	1,712	2,443
General and administrative	4,072	5,924
Depreciation and amortization	813	972
Total operating expenses	10,541	14,382
Loss from operations	(494)	(595)
Other income (expense):
Interest income (expense), net	(95)	(293)
Other income (expense), net	(241)	(75)
Loss from operations, before income tax	(830)	(963)
Income tax benefit	259	336
Net loss	$(571)	$(627)
Loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic	37,155	36,605
Diluted	37,155	36,605

Other comprehensive income (loss):
Net unrealized gain on foreign exchange rate translation, net of tax	27	12
Comprehensive loss	$(544)	$(615)

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended June 30,
	2012	2011
Operating activities:
Net loss	$(571)	$(627)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent payment obligation — unearned	-	(526)
Depreciation and amortization	813	972
Amortization of debt acquisition costs	34	149
Amortization of software development costs	248	191
Share-based compensation expense	223	63
Deferred income taxes	(281)	(366)
Other	50	126
Changes in operating assets and liabilities:
Accounts receivable	(142)	5,963
Inventories	(603)	(2,792)
Prepaid expenses	(136)	328
Income taxes receivable	5	(63)
Other assets	15	(172)
Accounts payable	(5,744)	(7,892)
Accrued expenses	(1,403)	1,418
Net cash used in operating activities	(7,492)	(3,228)
Investing activities:
Proceeds from sale of discontinued operations	-	22,537
Repayment of note payable — acquisition	-	(1,009)
Purchases of property and equipment	(219)	(252)
Investment in software development	-	(470)
Net cash provided by (used in) investing activities	(219)	20,806
Financing activities:
Proceeds from revolving line of credit	10,995	27,608
Payments on revolving line of credit	(10,995)	(27,608)
Checks written in excess of cash balances	2,141	(8,790)
Other	(30)	140
Net cash provided by (used in) financing activities	2,111	(8,650)
Net increase (decrease) in cash	(5,600)	8,928
Cash and cash equivalents at beginning of period	5,600	-
Cash and cash equivalents at end of period	$-	$8,928

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Organization and Basis of Presentation

Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, is a distributor, provider of complete logistics solutions for traditional and e-commerce retail channels and a publisher of computer software. The Company operates through two business segments — distribution and publishing.

Through the distribution business, the Company distributes computer software, consumer electronics and accessories and video games and also provides fee-based logistical services. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.

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

During October 2011, the Company implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations.  In conjunction with the initiatives, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”).  This assessment resulted in the Company abandoning inventory and other investments that were determined to not meet its requirements for financial returns.  These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the Company’s long-term growth strategy plan.  The Company’s restructuring activities were substantially complete by March 31, 2012.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at June 30, 2012 and March 31, 2012.  The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Revenue Recognition

Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and represented less than 10% of total net sales for each of the three month periods ending June 30, 2012 and 2011. The Company provides fee-based services to certain of its customers and vendors, which are recognized on a net basis within sales.  Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.

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

Note 2 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Trade receivables	$48,480	$50,690
Vendor receivables	4,767	2,829
	53,247	53,519
Less: allowance for doubtful accounts and sales discounts	2,635	3,397
Less: allowance for sales returns, net margin impact	2,439	2,187
Total	$48,173	$47,935

Note 3 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Finished products	$27,365	$27,398
Consigned inventory	1,889	1,501
Raw materials	1,698	1,646
	30,952	30,545
Less: inventory reserve	1,512	1,695
Total	$29,440	$28,850

Note 4— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Prepaid royalties	$1,661	$1,242
Other prepaid expenses	909	956
Current prepaid expenses	2,570	2,198
Non-current prepaid royalties	4,635	4,871
Total prepaid expenses	$7,205	$7,069

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Furniture and fixtures	$1,162	$1,159
Computer and office equipment	17,911	17,986
Warehouse equipment	8,310	8,130
Leasehold improvements	2,248	2,211
Construction in progress	410	404
Total	30,041	29,890
Less: accumulated depreciation and amortization	23,543	23,022
Net property and equipment	$6,498	$6,868

Depreciation expense was $679,000 and $841,000 for the three months ended June 30, 2012 and 2011, respectively.

Note 6— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2012	March 31, 2012
Compensation and benefits	$1,303	$1,233
Contingencies	250	250
Severance	134	1,232
Royalties	938	917
Rebates	1,080	1,364
Other	1,455	1,580
Total	$5,160	$6,576

The accrued expense activity related to the Restructuring Plan was as follows (in thousands):
	Severance and other- Distribution	Facility related- Distribution	Royalty and Software Development- Publishing	Inventory- Publishing	Severance and other- Publishing	Facility related- Publishing	Total
Accrued expense balance at March 31, 2012	$1,317	$134	$747	$299	$139	$52	$2,688
Cash payments	(1,190)	(75)	(32)	(279)	(132)	(2)	(1,710)
Accrued expense balance at June 30, 2012	$127	$59	$715	$20	$7	$50	$978

Note 7 — Commitments and Contingencies

Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term.  The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $387,000 and 615,000 for the three months ended June 30, 2012 and 2011, respectively.  Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of June 30, 2012 (in thousands):

Remainder of fiscal 2013	$1,428
2014	1,543
2015	1,527
2016	1,432
2017	1,465
Thereafter	3,387
Total (1)	$10,782

(1)	Minimum rental payments have not been reduced by minimum sublease rentals of $332,000 due to the Company under noncancelable subleases.

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to these proceedings as of June 30, 2012 and March 31, 2012, respectively.

Note 8 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At June 30, 2012 and March 31, 2012, leased capital assets included in property and equipment were as follows (in thousands):

	June 30, 2012	March 31, 2012
Computer and office equipment	$289	$381
Less: accumulated amortization	158	311
Property and equipment, net	$131	$70

Amortization expense for the three months ended June 30, 2012 and 2011 was $14,000 and $16,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2013	$53
2014	42
2015	29
2016	29
2017	5
Total minimum lease payments	158
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	21
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $57,000 and $80,000, respectively	$137

Note 9 — Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at the Company’s discretion.

At both June 30, 2012 and March 31, 2012 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula.  Changes in the assets within the borrowing base formula can impact the amount of availability.  Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $20.0 million and $30.4 million at June 30, 2012 and March 31, 2012, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at June 30, 2012 and March 31, 2012, respectively. Such interest amounts have been, and continue to be, payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At June 30, 2012, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility during the next twelve months.

Letter of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.4 million and $3.5 million at June 30, 2012 and March 31, 2012, respectively. Therefore, at June 30, 2012 and March 31, 2012, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 10 — Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during either of the three months ended June 30, 2012 or 2011.

Note 11 — Share-Based Compensation

The Company has an equity compensation plan: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of June 30, 2012. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2012.

Stock Options

A summary of the Company’s stock option activity as of June 30, 2012 and changes during the three months ended June 30, 2012 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,289,334	$2.12
Granted	80,500	1.79
Exercised	(26,000)	0.69
Forfeited or expired	(135,168)	3.04
Options outstanding, end of period	2,208,666	$2.07
Options exercisable, end of period	887,834	$2.46
Shares available for future grant, end of period	3,547,825

The weighted-average fair value of options granted during the three months ended June 30, 2012 was $82,000 and the total fair value of options exercisable was $1.3 million at June 30, 2012. The weighted-average remaining contractual term for options outstanding was 8.0 years and for options exercisable was 6.5 years at June 30, 2012.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.59 as of June 30, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the three months ended June 30, 2012 was $21,000. The aggregate intrinsic value for options outstanding was $98,000, and for options exercisable was $95,000 at June 30, 2012.

As of June 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $993,000, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

During each of the three months ended June 30, 2012 and 2011, the Company received cash from the exercise of stock options totaling $6,000 and $158,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the three months ended June 30, 2012 or 2011.

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

A summary of the Company’s restricted stock activity as of June 30, 2012 and of changes during the three months ended June 30, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period:	432,415	$1.74
Granted	16,000	1.79
Forfeited	(9,500)	1.66
Unvested, end of period	438,915	$1.74

The weighted-average fair value of restricted stock awards granted during the three months ended June 30, 2012 was $28,600.

The weighted-average remaining vesting period for restricted stock awards outstanding at June 30, 2012 was 1.3 years.

As of June 30, 2012, total compensation cost related to non-vested restricted stock awards not yet recognized was $539,000, which amount is expected to be recognized over the next 1.3 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the three month periods ended June 30, 2012 or 2011.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three months ended June 30, 2012 and 2011 was calculated using the following assumptions:

	Three Months Ended June 30,
	2012			2011
Expected life (in years)			5.0			5.0
Expected average volatility			69%			69%
Risk-free interest rate	0.75	-	1.03%	1.70	-	2.24%
Expected dividend yield			0.0%			0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three months ended June 30, 2012 and 2011.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three months ended June 30, 2012 and 2011 was $223,000 and $63,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No amount of share-based compensation was capitalized.

Note 12 —Loss Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2012	2011
Numerator:
Net loss	$(571)	$(627)
Denominator:
Denominator for basic loss per share—weighted-average shares	37,155	36,605
Dilutive securities: Employee stock options, restricted stock and warrants	-	-
Denominator for diluted loss per share—adjusted weighted-average shares	37,155	36,605
Loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Due to the Company’s net loss for the three months ended June 30, 2012 and 2011, diluted loss per share excludes 2.6 million and 3.1 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. In addition, approximately 1.6 million warrants were also excluded from the calculation of diluted loss per share for the three months ended June 30, 2011 due to the Company’s net loss.

Note 13 — Income Taxes

For the three months ended June 30, 2012, the Company recorded income tax benefit of $259,000, compared to income tax benefit of $336,000 for the three months ended June 30, 2011. The effective income tax rate for the three months ended June 30, 2012 was 31.4%, compared to 34.9% for the three months ended June 30, 2011.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of June 30, 2012 and March 31, 2012, the Company had a net deferred tax asset position before valuation allowance of $39.2 million and $38.9 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforwards which will begin to expire in 2016.  The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of June 30, 2012 and March 31, 2012.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $518,000. During the three months ended June 30, 2012, $187,000 of UTB’s were reversed, which was net of $167,000 of deferred federal and state income tax benefits. At June 30, 2012, interest accrued was $277,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $512,000.

The Company’s federal income tax returns for tax years ending in 2009 through 2011 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2013.

Note 14 — Business Segments

The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Inter-company sales are made at market prices.

Navarre operates two business segments: distribution and publishing.

Through the distribution business, the Company distributes computer software, consumer electronics and accessories and video games and also provides fee-based logistical services.

Through the publishing business, the Company owns or licenses various widely-known computer software brands through Encore.  In addition to retail publishing, Encore also sells directly to consumers through its websites. The publishing business packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company’s distribution business.

       Financial information by reportable segment is included in the following summary for the three months ended June 30, 2012 and 2011 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2012
Net sales	$89,050	$5,418	$(3,196)	$91,272
Income (loss) from operations	(1,415)	921	—	(494)
Income (loss) from operations, before income tax	(1,955)	1,131	—	(824)
Depreciation and amortization expense	654	159	—	813
Capital expenditures	219	—	—	219
Total assets	105,197	11,205	(238)	116,164

Three months ended June 30, 2011:	Distribution	Publishing	Eliminations	Consolidated
Net sales	$101,734	$7,207	$(4,925)	$104,016
Income (loss) from operations	(2,239)	1,644	—	(595)
Income (loss) from operations, before income tax	(2,783)	1,820	—	(963)
Depreciation and amortization expense	807	165	—	972
Capital expenditures	241	11	—	252
Total assets	128,189	29,143	(2,213)	155,119

Product Line Data

 The following table provides net sales by product line for each business segment for the three months ended June 30, 2012 and 2011 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended June 30, 2012
Software	$65,427	$5,418	$(3,196)	$67,649
Consumer electronics and accessories	20,847	—	—	20,847
Video games	2,739	—	—	2,739
Home video	37	—	—	37
Consolidated	$89,050	$5,418	$(3,196)	$91,272

Three months ended June 30, 2011	Distribution	Publishing	Eliminations	Consolidated
Software	$74,428	$7,207	$(4,925)	$76,710
Consumer electronics and accessories	12,226	—	—	12,226
Video games	4,796	—	—	4,796
Home video	10,284	—	—	10,284
Consolidated	$101,734	$7,207	$(4,925)	$104,016

Geographic Data

The following table provides net sales by geographic region for the three months ended June 30, 2012 and 2011 and property, plant and equipment, net of accumulated depreciation by geographic region at June 30, 2012 and March 31, 2012 (in thousands):

	Three Months Ended June 30,
Net Sales	2012	2011
United States	$82,271	$99,685
International	12,197	9,256
Total net sales before eliminations	94,468	$108,941
Eliminations	(3,196)	(4,925)
Total net sales	$91,272	$104,016

Property, Plant and Equipment, Net	June 30, 2012	March 31, 2012
United States	$6,257	$6,613
International	241	255
Total property, plant and equipment, net	$6,498	$6,868

Sales Channel Data

The following table provides net sales by sales channel for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Retail	$78,303	$95,286
E-commerce	16,165	13,655
Total net sales before eliminations	94,468	$108,941
Eliminations	(3,196)	(4,925)
Total net sales	$91,272	$104,016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels.  Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels.  We are also a publisher of computer software.

Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Target, Office Depot and OfficeMax, and we distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors with access to broad retail channels. In order to participate in the growing revenue streams resulting from e-commerce and fulfillment services, we are expanding the business services we offer.

Our business operates through two business segments — Distribution and Publishing.

Through our distribution business, we distribute computer software, consumer electronics and accessories and video games, and provide fee-based logistical services.  Our distribution business focuses on providing a range of value-added services, including electronic and internet-based ordering and gift card fulfillment.  Through our publishing business, we own or license various computer software brands. Our publishing business packages, brands, markets and sells directly to consumers, retailers, third-party distributors and our distribution business.   Our publishing business currently consists of Encore Software, Inc. (“Encore”).

Encore publishes a variety of software products for the PC and Mac platforms. These products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories. In addition to retail publishing, Encore also sells directly to consumers through its e-commerce websites.

During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations.  Substantially all restructuring activities were complete by March 31, 2012.  These actions were intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute our long-term growth strategy.  In conjunction with the initiatives described above, we reviewed our portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet our requirements for financial returns (collectively, “Restructuring Plan”).  During the three months ended June 30, 2012, cash expenditures related to the Restructuring Plan were approximately $1.7 million.

Executive Summary

Consolidated net sales for the first quarter of fiscal 2013 decreased 12.3% to $91.3 million compared to $104.0 million for the first quarter of fiscal 2012. This $12.7 million decrease in net sales was primarily due to our transition out of the home video product category which amounted for $10.3 million of net sales in the first quarter of fiscal 2012. In addition, net sales in the software and video games categories decreased by $11.1 million compared to the first quarter of fiscal 2012, partially offset by an increase in net sales of $8.6 million for our consumer electronics and accessories products due to the distribution of new products to existing and new customers.

Our gross profit decreased to $10.0 million, or 11.0% of net sales, in the first quarter of fiscal 2013 compared to $13.8 million, or 13.3% of net sales, for the same period in fiscal 2012. The $3.7 million and 27.1% decrease in gross profit was principally due to a mix of sales that included a higher amount of lower gross profit margin products within the distribution segment and offset by higher gross profit margin value-priced software titles in the publishing segment.

Total operating expenses for the first quarter of fiscal 2013 were $10.5 million, or 11.5% of net sales, compared to $14.4 million, or 13.8% of net sales, in the same period for fiscal 2012. The $3.9 million decrease was primarily due to the operating efficiencies resulting from the Restructuring Plan.

Net loss for the first quarter of fiscal 2013 was $571,000 or $0.02 per diluted share compared to net loss of $627,000 million or $0.02 per diluted share for the same period last year.

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

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, we entered into a five-year extension of our Credit Facility that eliminated the participating lender.  The $50 million Credit Facility now provides for reduced interest rates on borrowings and includes an accordion feature allowing us to increase borrowing availability up to $70 million in certain circumstances.  Proceeds from the Credit Facility are available for general working capital purposes and also includes $5 million permitted for acquisitions.  The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

At both June 30, 2012 and March 31, 2012 we had zero outstanding on the Credit Facility.   Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $20.0 million and $30.4 million at June 30, 2012 and March 31, 2012, respectively. At June 30, 2012, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at both June 30, 2012 and March 31, 2012. Such interest amounts have been, and continue to be, payable monthly.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; our restructuring efforts may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;  a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and publishing, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility; our debt agreement limits operating and financial flexibility; we may incur additional debt; changes to financial standards could adversely affect our reported results of operations; our e-Commerce business has inherent cybersecurity risks that may disrupt our business; fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2012 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, restructuring charges, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012.

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

The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended June 30, (Unaudited)
	2012	2011
Net sales:
Distribution	$89,050	$101,734
Publishing	5,418	7,207
Net sales before inter-company eliminations	94,468	108,941
Inter-company sales	(3,196)	(4,925)
Net sales as reported	$91,272	$104,016

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended June 30, (Unaudited)
	2012	2011
Net sales:
Distribution	97.6%	97.8%
Publishing	5.9	6.9
Inter-company sales	(3.5)	(4.7)
Total net sales	100.0	100.0
Cost of sales, exclusive of depreciation	89.0	86.7
Gross profit	11.0	13.3
Operating expenses
Selling and marketing	4.3	4.8
Distribution and warehousing	2.0	2.4
General and administrative	4.4	5.7
Depreciation and amortization	0.9	0.9
Total operating expenses	11.5	13.8
Loss from operations	(0.4)	(0.5)
Interest income (expense), net	(0.1)	(0.3)
Other income (expense), net	(0.4)	(0.1)
Loss— before taxes	(0.9)	(0.9)
Income tax benefit	0.3	0.3
Net loss	(0.6)%	(0.6)%

Distribution Segment

The distribution segment distributes computer software, consumer electronics and accessories and video games and provides fee-based distribution logistics services.

Fiscal 2013 First Quarter Results Compared To Fiscal 2012 First Quarter

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the distribution segment decreased $12.7 million, or 12.5%, to $89.0 million for the first quarter of fiscal 2013 compared to $101.7 million for the first quarter of fiscal 2012.  Consumer electronics and accessories net sales increased $8.6 million to $20.8 million during the first quarter of fiscal 2013 from $12.2 million for the same period last year due to the distribution of new products to existing and new customers.  The increase in consumer electronics and accessories net sales substantially offset the net sales decline in software products.  Net sales in the software product group decreased $9.0 million to $65.4 million during the first quarter of fiscal 2013 from $74.4 million for the same period last year due to reduced demand for our software products. Video games net sales decreased $2.1 million to $2.7 million in the first quarter of fiscal 2013 from $4.8 million for the same period last year, due to fewer video game releases. Home video net sales decreased $10.2 million to $37,000 in the first quarter of fiscal 2013 from $10.3 million in first quarter of fiscal 2012, primarily due to our transition out of home video exclusive content.   We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $7.3 million, or 8.2% of net sales, for the first quarter of fiscal 2013 compared to $10.2 million, or 10.0% of net sales, for the first quarter of fiscal 2012. The $2.9 million and the 28.6% decrease in gross profit margin were primarily due to a decline in volume and a mix of lower gross profit margin security and utility software products.   We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the distribution segment were $8.7 million, or 9.7% of net sales, for the first quarter of fiscal 2013 compared to $12.4 million, or 12.2% of net sales, for the first quarter of fiscal 2012. Overall expenses decreased by $3.7 million primarily due to operating efficiencies as a result of the Restructuring Plan.

Selling and marketing expenses for the distribution segment decreased $1.1 million to $2.7 million, or 3.1% of net sales, for the first quarter of fiscal 2013 compared to $3.8 million, or 3.7% of net sales, for the first quarter of fiscal 2012.  This decrease was primarily due to a reduction in variable freight costs due to decreased net sales and efficiencies in addition to a reduction of personnel and related costs.

Distribution and warehousing expenses for the distribution segment was $1.7 million, or 1.9% of net sales, for the first quarter of fiscal 2013 compared to $2.4 million, or 2.4% of net sales, for the first quarter of fiscal 2012. The $731,000 decrease was primarily a result of a reduction in rent expense due to vacating a warehouse facility during fiscal 2012 in addition to a reduction of personnel and related costs.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $3.6 million, or 4.0% of net sales, for the first quarter of fiscal 2013 compared to $5.4 million, or 5.3% of net sales, for the first quarter of fiscal 2012. The $1.8 million decrease in the first quarter of fiscal 2013 was primarily a result of decreased compensation expense of $1.5 million as well as a reduction in professional fees of $151,000.

Depreciation and amortization expense for the distribution segment was $654,000 for the first quarter of fiscal 2013 compared to $807,000 for the first quarter of fiscal 2012. The $153,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating Income (Loss)

Net operating loss for the distribution segment was $1.4 million for the first quarter of fiscal 2013 compared to net operating loss of $2.2 million for the first quarter of fiscal 2012.

Publishing Segment

The publishing segment owns or licenses various widely-known computer software brands through Encore. In addition to sales to retailers, Encore also sells directly to consumers through its websites.

Fiscal 2013 First Quarter Results Compared To Fiscal 2012 First Quarter

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the publishing segment were $5.4 million for the first quarter of fiscal 2013 compared to $7.2 million for the first quarter of fiscal 2012. The $1.8 million, or 24.8% decrease in net sales, was primarily due to a decline in retail sales resulting from reduced demand and loss of shelf space.  We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.

Gross Profit

Gross profit for the publishing segment was $2.8 million, or 51.2% of net sales, for the first quarter of fiscal 2013 compared to $3.6 million, or 49.9% of net sales, for the first quarter of fiscal 2012. The 1.3% increase in gross profit margin percentage is a result of the mix of sales that included an amount of higher gross profit margin software titles.   We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.

Operating Expenses

Total operating expenses were flat for the publishing segment at $1.9 million, or 34.2% of net sales, for the first quarter of fiscal 2013, compared to $2.0 million, or 27.1% of net sales, for the first quarter of fiscal 2012.

Selling and marketing expenses for the publishing segment were $1.2 million, or 22.1% of net sales, for the first quarter of fiscal 2013 compared to $1.3 million, or 17.8% of net sales, for the first quarter of fiscal 2012. The $85,000 decrease was primarily due to personnel and related expense reductions associated with decreased personnel and related costs of $467,000 offset by an increase in professional fees of $265,000 and advertising expenses of $91,000.

General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $499,000, or 9.2% of net sales, for the first quarter of fiscal 2013 which is essentially flat compared to $510,000, or 7.1% of net sales, for the first quarter of fiscal 2012.

Depreciation and amortization expense for the publishing segment was $159,000 for the first quarter of fiscal 2013 compared to $165,000 for the first quarter of fiscal 2012. The $6,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating Income

The publishing segment had a net operating income of $921,000 for the first quarter of fiscal 2013 compared to net operating income of $1.6 million for the first quarter of fiscal 2012.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $89,000 for the first quarter of fiscal 2013 compared to expense of $293,000 for the first quarter of fiscal 2012. The decrease in interest expense for the first quarter of fiscal 2013 was a result of a reduction in borrowings as compared to the same period in fiscal 2012.

Other income (expense), net, which consists primarily of foreign exchange loss, for the three months ended June 30, 2012 and 2011 was expense of $241,000 and $75,000, respectively.

Consolidated Income Tax Benefit

We recorded income tax benefit of $259,000 for the first quarter of fiscal 2013 or an effective tax rate of 31.2% compared to income tax benefit of $336,000 or an effective tax rate of 34.9% for the first quarter of fiscal 2012.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of June 30, 2012 and March 31, 2012, we had a net deferred tax asset position before valuation allowance of $39.2 million and $38.9 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforwards which will begin to expire in 2016.  We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of June 30, 2012 and March 31, 2012.

We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits, and total UTB’s net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $518,000. During the three months ended June 30, 2012, $187,000 of UTB’s were reversed, which was net of $167,000 of deferred federal and state income tax benefits. At June 30, 2012, interest accrued was $277,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $512,000.

Consolidated Net Loss

For the first quarter of fiscal 2012, we recorded a net loss of $571,000 compared to net loss of $627,000 for the same period last year.

Market Risk

At June 30, 2012, we had no outstanding indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have no impact on our annual interest expense.

Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.  During the three months ended June 30, 2012 and 2011 we had foreign exchange transaction loss of $242,000 and $75,000, respectively.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month.  The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss.  At June 30, 2012 we had accumulated other comprehensive gain related to foreign translation of $18,000 compared to a loss of $9,000 at March 31, 2012.

Though changes in the exchange rate are out of our control, we periodically monitor our Canadian activities and attempt to reduce exposure from exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging.  At this time, we do not engage in any hedging transactions to mitigate foreign currency effects, but we continually monitor our activities and evaluate such opportunities periodically.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash used in operating activities for the first three months of fiscal 2013 was $7.5 million compared to $3.2 million for the same period last year.

The net cash used in operating activities for the first three months of fiscal 2013 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $813,000, amortization of software development costs of $248,000, share-based compensation of $223,000, an increase in deferred income taxes of $281,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2013: accounts receivable increased $142,000, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $603,000, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses increased $136,000, primarily resulting from the timing of payments; accounts payable decreased $5.7 million, primarily as a result of timing of payments and purchases; and accrued expenses decreased $1.4 million, net of various accrual payments and a decrease in accrued wages.

The net cash used in operating activities for the first three months of fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, including the reversal of the first anniversary Punch! contingent payment accrual of $526,000 which was unearned, depreciation and amortization of $1.1 million, amortization of software development costs of $191,000, share-based compensation of $63,000, an increase in deferred income taxes of $366,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2012: accounts receivable decreased $6.0 million, resulting from decreased sales during the quarter; inventories increased $2.8 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; accounts payable decreased $7.9 million, primarily due to reduced purchases resulting from decreased sales; and accrued expenses increased $1.4 million, primarily as a result of a $1.4 million severance accrual related to the departure of a former CEO.

Investing Activities

Cash flows used in investing activities totaled $219,000 for the first three months of fiscal 2013 and cash flows provided by investing activities totaled $20.8 million for the same period last year.

The Company did not make any investments in software development for the first three months of fiscal 2013 and invested  $470,000 for the first three months of fiscal 2012.

The purchases of property and equipment totaled $219,000 and $252,000 in the first three months of fiscal 2013 and 2012, respectively.

Proceeds from the sale of discontinued operations totaled $22.5 million and payment of a note payable totaled $1.0 million, both in the first three months of fiscal 2012.

Financing Activities

Cash flows provided financing activities totaled $2.1 million for the first three months of fiscal 2013 and cash flows provided by financing activities totaled $8.7 million for the first three months of fiscal 2012.

For the first three months of fiscal 2013, we had proceeds from and repayments of the revolving line of credit of $11.0 million and an increase in checks written in excess of cash balances of $2.1 million.

For the first three months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $27.6 million and a decrease in checks written in excess of cash balances of $8.8 million.

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the Credit Facility limit to $50.0 million, provide for an additional $20.0 million of the available credit under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At June 30, 2012, we had zero outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $20.0 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at June 30, 2012 and March 31, 2012. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At June 30, 2012, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other growth product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) payments related to restructuring activities (5) investments to sign exclusive distribution agreements; (6) equipment needs for our operations; and (7) asset or company acquisitions. During the first three months of fiscal 2013, we invested approximately $509,000, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.

During the three months ended June 30, 2012, we had approximately $1.7 million of cash expenditures related to the Restructuring Plan.  We expect $978,000 will be cash expenditures over the remainder of fiscal 2013.

At June 30, 2012, we had zero outstanding on our $50.0 million Credit Facility.  Our Credit Facility includes an accordion feature allowing the Company to increase borrowing availability up to $70.0 million under certain circumstances.  Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.  At June 30, 2012, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $20.0 million. At June 30, 2012, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Proceedings disclosed in Note 7 to our consolidated financial statements included herein.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on August 1, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2012 and March 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*
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

Navarre Corporation
(Registrant)

Date: August 1, 2012	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2012	/s/ Diane D. Lapp
Diane D. Lapp
Chief Financial Officer
(Principal Financial and Accounting Officer)