Form 10-Q
period 2012-09-30
NAVARRE CORP /MN/
filed 2012-11-09
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class	Outstanding at November 5, 2012
Common Stock, No Par Value	37,293,689 shares

NAVARRE CORPORATION

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Consolidated Balance Sheets — September 30, 2012 and March 31, 2012
Consolidated Statements of Operations and Comprehensive Loss— Three and Six Months ended September 30, 2012 and 2011
Consolidated Statements of Cash Flows — Six Months ended September 30, 2012 and 2011
Notes to Consolidated Financial Statements
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
Item 6. Exhibits.
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NAVARRE CORPORATION

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2012 (Unaudited)	March 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$-	$5,600
Accounts receivable, net	66,294	47,935
Inventories	34,723	28,850
Prepaid expenses	1,698	2,198
Deferred tax assets — current, net	1,174	1,580
Other assets — current	41	13
Total current assets	103,930	86,176
Property and equipment, net	6,397	6,868
Software development costs, net	474	944
Other assets:
Intangible assets, net	1,278	1,547
Deferred tax assets — non-current, net	18,846	18,450
Non-current prepaid royalties	4,353	4,871
Other assets	2,605	2,520
Total assets	$137,883	$121,376
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$80,220	$73,421
Checks written in excess of cash balances	10,900	-
Accrued expenses	4,879	6,576
Other liabilities — short-term	47	66
Total current liabilities	96,046	80,063
Long-term liabilities:
Other liabilities — long-term	1,542	1,497
Total liabilities	97,588	81,560
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 37,193,454 at September 30, 2012 and 37,112,343 at March 31, 2012	164,675	164,196
Accumulated deficit	(124,453)	(124,371)
Accumulated other comprehensive income (loss)	73	(9)
Total shareholders’ equity	40,295	39,816
Total liabilities and shareholders’ equity	$137,883	$121,376

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net sales	$104,132	$106,568	$195,404	$210,584
Cost of sales (exclusive of depreciation)	92,016	93,973	173,241	184,202
Gross profit	12,116	12,595	22,163	26,382
Operating expenses:
Selling and marketing	4,549	5,005	8,493	10,048
Distribution and warehousing	1,801	2,495	3,513	4,938
General and administrative	4,166	5,753	8,238	11,677
Depreciation and amortization	814	927	1,627	1,899
Total operating expenses	11,330	14,180	21,871	28,562
Income (loss) from operations	786	(1,585)	292	(2,180)
Other income (expense):
Interest income (expense), net	(166)	(288)	(261)	(581)
Other income (expense), net	142	(255)	(99)	(330)
Income (loss) from operations, before income tax	762	(2,128)	(68)	(3,091)
Income tax benefit (expense)	(274)	879	(15)	1,215
Net income (loss)	$488	$(1,249)	$(83)	$(1,876)
Earnings (loss) per common share:
Basic	$0.01	$(0.03)	$-	$(0.05)
Diluted	$0.01	$(0.03)	$-	$(0.05)
Weighted average shares outstanding:
Basic	37,180	36,831	37,168	36,719
Diluted	37,348	36,831	37,168	36,719

Other comprehensive income (loss):
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	55	(279)	83	(267)
Comprehensive income (loss)	$543	$(1,528)	$-	$(2,143)

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended September 30,
	2012	2011
Operating activities:
Net loss	$(83)	$(1,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent payment obligation — unearned	-	(526)
Depreciation and amortization	1,627	1,899
Amortization of debt acquisition costs	68	298
Amortization of software development costs	496	442
Share-based compensation expense	460	424
Deferred income taxes	10	(1,279)
Other	103	225
Changes in operating assets and liabilities:
Accounts receivable	(18,273)	(1,685)
Inventories	(5,902)	(9,679)
Prepaid expenses	1,018	773
Income taxes receivable	(28)	(52)
Other assets	(260)	(108)
Accounts payable	6,822	4,452
Income taxes payable	-	(37)
Accrued expenses	(1,711)	692
Net cash used in operating activities	(15,653)	(6,037)
Investing activities:
Proceeds from sale of discontinued operations	-	22,537
Repayment of note payable — acquisition	-	(1,009)
Purchases of property and equipment	(787)	(575)
Investment in software development	(26)	(849)
Net cash provided by (used in) investing activities	(813)	20,104
Financing activities:
Proceeds from revolving line of credit	77,334	28,162
Payments on revolving line of credit	(77,334)	(28,162)
Checks written in excess of cash balances	10,900	(8,790)
Other	(34)	126
Net cash provided by (used in) financing activities	10,866	(8,664)
Net increase (decrease) in cash	(5,600)	5,403
Cash and cash equivalents at beginning of period	5,600	-
Cash and cash equivalents at end of period	$-	$5,403

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

During October 2011, the Company implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company's operations. In conjunction with the initiatives, the Company reviewed its portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet its requirements for financial returns (collectively, “Restructuring Plan”). This assessment resulted in the Company abandoning inventory and other investments that were determined to not meet its requirements for financial returns. These actions are intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute the Company's long-term growth strategy plan. The Company's restructuring activities were substantially complete by March 31, 2012.

On September 27, 2012, the Company and SpeedFC Inc., a Delaware corporation (“SpeedFC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Navarre, SFC Acquisition Co., Inc., a Minnesota corporation and wholly-owned subsidiary of Navarre, (the “Merger Subsidiary”), SpeedFC, the existing stockholders and optionholders of SpeedFC (together referred to herein as the “SFC Equityholders”), and Jeffrey B. Zisk, the current President and Chief Executive Officer of SpeedFC (in the capacity as SFC Equityholders' representative). The Company intends to acquire SpeedFC through a merger of SpeedFC with and into Merger Subsidiary, which shall be the Surviving Corporation (the “Merger”). On October 29, 2012, the parties entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

Please refer to Note 15 for further discussion of the Merger Agreement, as amended.

Because of the seasonal nature of the Company's business, the operating results and cash flows for the three and six month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation's Annual Report on Form 10-K for the year ended March 31, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).

Fair Value of Financial Instruments

The carrying value of the Company's financial assets and liabilities approximates fair value at September 30, 2012 and March 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Revenue Recognition

Revenue on products shipped, including consigned products owned by the Company, is recognized when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Service revenues are recognized upon delivery of the services and represented less than 10% of total net sales for each of the three and six month periods ending September 30, 2012 and 2011. The Company provides fee-based services to certain of its customers and vendors, which are recognized on a net basis within sales. Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company's historical or anticipated gross profit percent against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.

The Company's distribution customers, at times, qualify for certain price protection benefits from the Company's vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenue with corresponding reductions in cost of sales.

The Company's publishing business, at times, provides certain price protection, promotional monies, volume rebates and other incentives to customers. The Company records these amounts as reductions in revenue.

Note 2 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Trade receivables	$65,682	$50,690
Vendor receivables	5,073	2,829
	70,755	53,519
Less: allowance for doubtful accounts and sales discounts	1,826	3,397
Less: allowance for sales returns, net margin impact	2,635	2,187
Total	$66,294	$47,935

Note 3 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Finished products	$32,346	$27,398
Consigned inventory	1,823	1,501
Raw materials	1,821	1,646
	35,990	30,545
Less: inventory reserve	1,267	1,695
Total	$34,723	$28,850

Note 4— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Prepaid royalties	$1,144	$1,242
Other prepaid expenses	554	956
Current prepaid expenses	1,698	2,198
Non-current prepaid royalties	4,353	4,871
Total prepaid expenses	$6,051	$7,069

Note 5 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Furniture and fixtures	$1,163	$1,159
Computer and office equipment	18,252	17,986
Warehouse equipment	8,342	8,130
Leasehold improvements	2,232	2,211
Construction in progress	598	404
Total	30,587	29,890
Less: accumulated depreciation and amortization	24,190	23,022
Net property and equipment	$6,397	$6,868

Depreciation expense was $815,000 and $1.6 million for the three and six months ended September 30, 2012, respectively, and $927,000 and $1.9 million for the three and six months ended September 30 2011, respectively.

Note 6— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2012	March 31, 2012
Compensation and benefits	$909	$1,233
Contingencies	250	250
Severance	55	1,232
Royalties	387	917
Rebates	824	1,364
Other	2,454	1,580
Total	$4,879	$6,576

The accrued expense activity related to the Restructuring Plan was as follows (in thousands):

	Severance and other- Distribution	Facility related- Distribution	Royalty and Software Development- Publishing	Inventory- Publishing	Severance and other- Publishing	Facility related- Publishing	Total
Accrued expense balance at March 31, 2012	$1,317	$134	$747	$299	$139	$52	$2,688
Cash payments	(1,265)	(134)	(32)	(279)	(136)	(22)	(1,868)
Accrued expense balance at September 30, 2012	$52	$-	$715	$20	$3	$30	$820

Note 7 — Commitments and Contingencies

Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $387,000 and $774,000 for the three and six months ended September 30, 2012, respectively and $613,000 and $1.2 million for the three and six months ended September 30, 2011, respectively. Lease terms vary, but generally provide for fixed and escalating payments which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of September 30, 2012 (in thousands):

Remainder of fiscal 2013	$952
2014	1,543
2015	1,527
2016	1,432
2017	1,465
Thereafter	3,387
Total (1)	$10,306

(1)	Minimum rental payments have not been reduced by minimum sublease rentals of $234,000 due to the Company under noncancelable subleases.

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company's business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company's financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company's consolidated results of operations. No amounts were accrued with respect to these proceedings as of September 30, 2012 and March 31, 2012, respectively.

Please refer to Note 16, Subsequent Events, for discussion of recent litigation matters.

Note 8 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At September 30, 2012 and March 31, 2012, leased capital assets included in property and equipment were as follows (in thousands):

	September 30, 2012	March 31, 2012
Computer and office equipment	$266	$381
Less: accumulated amortization	153	311
Property and equipment, net	$113	$70

Amortization expense for the three and six months ended September 30, 2012 was $14,000 and $28,000, respectively, and $15,000 and $25,000 for the three and six months ended September 30, 2011, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2013	$35
2014	42
2015	29
2016	29
2017	5
Total minimum lease payments	140
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	21
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $47,000 and $72,000, respectively	$119

Note 9 — Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of the Company's assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank's base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at the Company's discretion.

At both September 30, 2012 and March 31, 2012 the Company had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility's borrowing base and other requirements at such dates, the Company had excess availability of $29.4 million and $30.4 million at September 30, 2012 and March 31, 2012, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at September 30, 2012 and March 31, 2012, respectively. Such interest amounts have been, and continue to be, payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company's overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At September 30, 2012, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility during the next twelve months.

Letter of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.3 million and $3.5 million at September 30, 2012 and March 31, 2012, respectively. Therefore, at September 30, 2012 and March 31, 2012, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 10 — Shareholders' Equity

The Company's Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during either of the six months ended September 30, 2012 or 2011.

Note 11 — Share-Based Compensation

The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of September 30, 2012. These Plans are described in detail in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2012.

Stock Options

A summary of the Company's stock option activity as of September 30, 2012 and changes during the six months ended September 30, 2012 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,289,334	$2.12
Granted	80,500	1.79
Exercised	(28,500)	0.69
Forfeited or expired	(206,668)	2.79
Options outstanding, end of period	2,134,666	$2.06
Options exercisable, end of period	1,011,834	$2.36
Shares available for future grant, end of period	3,615,325

The weighted-average fair value of options granted during the six months ended September 30, 2012 was $82,000 and the total fair value of options exercisable was $1.5 million at September 30, 2012. The weighted-average remaining contractual term for options outstanding was 7.7 years and for options exercisable was 6.6 years at September 30, 2012.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company's closing stock price of $1.57 as of September 30, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the six months ended September 30, 2012 was $23,000. The aggregate intrinsic value for options outstanding was $84,000, and for options exercisable was $84,000 at September 30, 2012.

As of September 30, 2012, total compensation cost related to non-vested stock options not yet recognized was $846,000, which is expected to be recognized over the next 1.1 years on a weighted-average basis.

During each of the six months ended September 30, 2012 and 2011, the Company received cash from the exercise of stock options totaling $20,000 and $159,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the six months ended September 30, 2012 or 2011.

Restricted Stock

Restricted stock granted to employees typically has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria have been met. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date it is determined the performance criteria will be met. Restricted stock awards vesting is based on service criteria or achievement of performance targets. All restricted stock awards are settled in shares of the Company's common stock.

A summary of the Company's restricted stock activity as of September 30, 2012 and of changes during the six months ended September 30, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period:	432,415	$1.74
Granted	16,000	1.79
Vested	(58,333)	1.80
Forfeited	(13,000)	1.68
Unvested, end of period	377,082	$1.73

The weighted-average fair value of restricted stock awards granted during the six months ended September 30, 2012 was $29,000.

The weighted-average remaining vesting period for restricted stock awards outstanding at September 30, 2012 was 1.2 years.

As of September 30, 2012, total compensation cost related to non-vested restricted stock awards not yet recognized was $469,000, which amount is expected to be recognized over the next 1.2 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the six month periods ended September 30, 2012 or 2011.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the six months ended September 30, 2012 and 2011 was calculated using the following assumptions:

	Six Months Ended September 30,
	2012	2011
Expected life (in years)	5.0		5.0
Expected average volatility	69%		68%
Risk-free interest rate	1.01%	0.95	-	2.24%
Expected dividend yield	0.0%		0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock's historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and six months ended September 30, 2012 and 2011.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2012 was $236,000 and $460,000, respectively, and for the three and six months ended September 30, 2011 was $361,000 and $424,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No amount of share-based compensation was capitalized.

Note 12 —Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$488	$(1,249)	$(83)	$(1,876)
Denominator:
Denominator for basic loss per share—weighted-average shares	37,180	36,831	37,168	36,719
Dilutive securities: Employee stock options and restricted stock	168	-	-	-
Denominator for diluted loss per share—adjusted weighted-average shares	37,348	36,831	37,168	36,719
Earnings (loss) per common share:
Basic	$0.01	$(0.03)	$-	$(0.05)
Diluted	$0.01	$(0.03)	$-	$(0.05)

Approximately 2.3 million of the Company's stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2012 because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company's common stock and therefore their inclusion would have been anti-dilutive. Due to the Company's net loss for the six months ended September 30, 2012 diluted loss per share excludes 2.5 million of stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company's net loss for the three and six months ended September 30, 2011 diluted loss per share excludes 2.4 million and 2.9 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Note 13 — Income Taxes

For the three months ended September 30, 2012, the Company recorded income tax expense of $274,000, compared to income tax benefit of $879,000 for the three months ended September 30, 2011. The effective income tax rate for the three months ended September 30, 2012 was 36.0%, compared to 41.3% for the three months ended September 30, 2011. For the six months ended September 30, 2012, the Company recorded income tax expense of $15,000, compared to income tax benefit of $1.2 million for the six months ended September 30, 2011. The effective income tax rate for the six months ended September 30, 2012 was negative 22.1%, compared to 39.3% for the six months ended September 30, 2011. For the six months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and unrecognized income tax benefits.

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

As a result of the current market conditions and their impact on the Company's future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of both September 30, 2012 and March 31, 2012, the Company had a net deferred tax asset position before valuation allowance of $38.9 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of September 30, 2012 and March 31, 2012.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB's”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits and total UTB's net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $518,000. During the six months ended September 30, 2012, $184,000 of UTB's were reversed, which was net of $165,000 of deferred federal and state income tax benefits. At September 30, 2012, interest accrued was $298,000 and total UTB's, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $525,000.

The Company's federal income tax returns for tax years ending in 2009 through 2011 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2013.

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

Through the publishing business, the Company owns or licenses various widely-known computer software brands through Encore. In addition to retail publishing, Encore also sells directly to consumers through its websites. The publishing business packages, brands, markets and sells published software directly to retailers, third party distributors, and to the Company's distribution business.

       Financial information by reportable segment is included in the following summary for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2012
Net sales	$101,671	$7,081	$(4,620)	$104,132
Income (loss) from operations	(1,209)	1,995	—	786
Income (loss) from operations, before income tax	(1,475)	2,237	—	762
Depreciation and amortization expense	655	159	—	814
Capital expenditures	562	6	—	568
Total assets	127,219	12,058	(1,394)	137,883

Three months ended September 30, 2011:	Distribution	Publishing	Eliminations	Consolidated
Net sales	$104,037	$6,315	$(3,784)	$106,568
Income (loss) from operations	(1,670)	85	—	(1,585)
Income (loss) from operations, before income tax	(2,389)	261	—	(2,128)
Depreciation and amortization expense	763	164	—	927
Capital expenditures	273	50	—	323
Total assets	138,424	28,875	(1,897)	165,402

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2012
Net sales	$190,721	$12,499	$(7,816)	$195,404
Income (loss) from operations	(2,624)	2,916	—	292
Income (loss) from operations, before income tax	(3,436)	3,368	—	(68)
Depreciation and amortization expense	1,309	318	—	1,627
Capital expenditures	781	6	—	787
Total assets	127,219	12,058	(1,394)	137,883

Six months ended September 30, 2011:	Distribution	Publishing	Eliminations	Consolidated
Net sales	$205,771	$13,522	$(8,709)	$210,584
Income (loss) from operations	(3,909)	1,729	—	(2,180)
Income (loss) from operations, before income tax	(5,172)	2,081	—	(3,091)
Depreciation and amortization expense	1,570	329	—	1,899
Capital expenditures	514	61	—	575
Total assets	138,424	28,875	(1,897)	165,402

Product Line Data

The following table provides net sales by product line for each business segment for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Distribution	Publishing	Eliminations	Consolidated
Three months ended September 30, 2012
Software	$83,837	$7,081	$(4,620)	$86,298
Consumer electronics and accessories	15,653	—	—	15,653
Video games	2,181	—	—	2,181
Consolidated	$101,671	$7,081	$(4,620)	$104,132

Three months ended September 30, 2011	Distribution	Publishing	Eliminations	Consolidated
Software	$77,528	$6,315	$(3,784)	$80,059
Consumer electronics and accessories	14,816	—	—	14,816
Video games	5,556	—	—	5,556
Home video	6,137	—	—	6,137
Consolidated	$104,037	$6,315	$(3,784)	$106,568

	Distribution	Publishing	Eliminations	Consolidated
Six months ended September 30, 2012
Software	$149,301	$12,499	$(7,816)	$153,984
Consumer electronics and accessories	36,500	—	—	36,500
Video games	4,920	—	—	4,920
Consolidated	$190,721	$12,499	$(7,816)	$195,404

Six months ended September 30, 2011	Distribution	Publishing	Eliminations	Consolidated
Software	$151,956	$13,522	$(8,709)	$156,769
Consumer electronics and accessories	27,042	—	—	27,042
Video games	10,352	—	—	10,352
Home video	16,421	—	—	16,421
Consolidated	$205,771	$13,522	$(8,709)	$210,584

Geographic Data

The following table provides net sales by geographic region for the three and six months ended September 30, 2012 and 2011 and property, plant and equipment, net of accumulated depreciation by geographic region at September 30, 2012 and March 31, 2012 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Sales	2012	2011	2012	2011
United States	$92,097	$99,791	$174,418	$199,606
International	16,655	10,561	28,802	19,687
Total net sales before eliminations	108,752	110,352	203,220	$219,293
Eliminations	(4,620)	(3,784)	(7,816)	(8,709)
Total net sales	$104,132	$106,568	$195,404	$210,584

Property, Plant and Equipment, Net	September 30, 2012	March 31,2012
United States	$6,272	$6,613
International	125	255
Total property, plant and equipment, net	$6,397	$6,868

Sales Channel Data

The following table provides net sales by sales channel for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Retail	$89,132	$95,525	$167,428	$190,659
E-commerce	19,620	14,827	35,792	28,634
Total net sales before eliminations	108,752	110,352	203,220	$219,293
Eliminations	(4,620)	(3,784)	(7,816)	(8,709)
Total net sales	$104,132	$106,568	$195,404	$210,584

Note 15 — Agreement and Plan of Merger with SpeedFC, Inc.

On September 27, 2012, the Company and SpeedFC Inc. entered into a Merger Agreement by and among Merger Subsidiary, SpeedFC, the SFC Equityholders, and Jeffrey B. Zisk, the current President and Chief Executive Officer of SpeedFC (in the capacity as SFC Equityholders' representative). The Company intends to acquire SpeedFC through a merger of SpeedFC with and into Merger Subsidiary, which shall be the Surviving Corporation. On October 29, 2012, the parties entered into the Amendment to amend the composition and structure of the earn-out payments.

In exchange for all of the SFC Equityholders' equity interests in SpeedFC, the Merger Agreement, as amended, states that the Company will provide initial consideration of $50.0 million in cash and shares of Navarre common stock, with additional contingent payments in cash and common stock available as described below. The initial consideration is comprised of: (i) $25.0 million to be paid in cash at closing (less certain escrow and holdback amounts, and subject to certain net working capital and post-closing adjustments); and (ii) $25.0 million worth of shares of Navarre common stock, or 17,095,186 shares, to be issued at closing. The contingent consideration is subject to the achievement of certain financial performance metrics by SpeedFC (together with its subsidiary and Merger Sub) in the 2012 calendar year, which, if met, would require: (i) the payment of up to a maximum of $5.0 million in cash consideration, with up to a maximum of $1.25 million payable in early 2013 and up to a maximum of $3.75 million (before interest of five percent per annum) payable in equal, quarterly installments beginning in late 2013 and ending on February 29, 2016 (the “Amended Contingent Cash Payment”) and (ii) the issuance of up to 6,287,368 shares of our Common Stock to the SFC Equityholders, with up to 2,215,526 (“Amended First Equity Amount”) shares payable in early 2013, up to 738,509 shares (“Amended Second Equity Amount”) payable in late 2013 (both such share amounts being calculated based on the Average Parent Stock Price as of October 25, 2012 or $1.6926) and the original 3,333,333 shares payable at the same time as the Amended Second Equity Amount (all equity amounts together, the “Amended Contingent Equity Payment”). The Amended Contingent Cash Payment and Amended Contingent Equity Payment amounts are subject to certain escrow conditions and adjustments in connection with the measurement periods for evaluation of the achievement of financial performance metrics. As a result of the Amendment, a total of 23,382,554 shares of Navarre Common Stock could be issued in connection with the SpeedFC Merger Agreement, if all contingent amounts are fully earned.

Consummation of the transaction remains subject to customary conditions, including the approval of the issuance of certain of the shares in connection with the Merger by the shareholders of the Company, and the Company obtaining satisfactory financing for the transaction. At its upcoming annual meeting, the Company's shareholders will be asked to consider and vote upon, among other things, the proposal to approve the issuance of certain of the shares of the Company's Common Stock in connection with the Merger.

The Company and SpeedFC have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the businesses of the companies and their subsidiaries prior to the closing.

Pursuant to the Merger Agreement, the SFC Equityholders have agreed to indemnify Navarre for a number of items, including, among others, adverse consequences resulting from breaches of representations, warranties and covenants and certain identified liabilities. These indemnification obligations do not arise until the losses exceed $250,000 and the parties indemnification obligations cannot exceed a specified amount.

Additionally, the Merger Agreement provides that immediately after the closing of the Merger the Company will increase the size of its board of directors by two members and will appoint Jeffrey B. Zisk, the president and chief executive officer and a director of SpeedFC, and M. David Bryant, also a director of SpeedFC, to fill those vacancies.

The Merger Agreement contains certain termination rights for each of the Company and SpeedFC and further provides that, upon termination of the Merger Agreement in certain circumstances, either Navarre or SpeedFC may be required to pay an expense reimbursement related to the legal, accounting and other reasonable out-of-pocket costs associated with preparing, negotiating and performing the obligations in connection with the Merger.

The Merger Agreement provides that, on the closing date of the Merger, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with the SFC Equityholders which will require Navarre to provide the SFC Equityholders certain demand and piggyback registration rights with respect to registered public offerings that the Company may effect for its own account or for the benefit of other selling shareholders.

The Merger Agreement also provides that on the closing date of the Merger, the Company will enter into an employment agreement with Jeffrey B. Zisk, who will serve as president of the subsidiary Surviving Corporation.

Note 16 — Subsequent Events

Annual Meeting

The annual meeting of the Company's shareholders is scheduled to be held on November 20, 2012 at 9:00 a.m., Central Standard Time, to vote on, among other things, a proposal to approve the issuance of certain of the shares of the Company's common stock in connection with the Merger. Only shareholders of record of the Company's common stock at the close of business on September 24, 2012, the record date, are entitled to vote at the annual meeting. The proposed merger is conditional upon approval of the proposal by the Company's shareholders at the annual meeting and also remains subject to consummation of financing and other customary closing conditions. The Company continues to expect the transaction to close by the end of the Company's third fiscal quarter. For further information, see the Company's definitive Proxy Statement filed with the SEC on October 10, 2012 and the Supplement to the Proxy Statement filed with the SEC on November 2, 2012.

Litigation Related to the Merger

On October 16, 2012, a purported class action on behalf of Navarre shareholders relating to the transactions contemplated by the SpeedFC Merger Agreement was filed in the United States District Court for the District of Minnesota against the Company, the Board of Directors, the Company's acquisition subsidiary and SpeedFC, Inc. entitled Helene Gottlieb v. Richard S. Willis, et al. The lawsuit generally alleged that the Board breached its fiduciary duties and violated disclosure requirements by, among other things, attempting to acquire SpeedFC by means of a proxy statement that fails to disclose material information concerning the proposed acquisition. The alleged misrepresentations and/or omissions of material facts in the proxy statement include a failure to include certain financial forecasts, financial information regarding the proposed transaction and related financing and information concerning the financial analysis performed by the Company's financial advisor. The lawsuit further alleged that certain defendants aided and abetted these breaches. The lawsuit sought unspecified damages and equitable relief.

The plaintiff filed a motion for expedited discovery and a preliminary injunction on October 24, 2012 and a hearing occurred on November 1, 2012. On November 7, 2012, the court denied the plaintiff's motion for a preliminary injunction.

On October 29, 2012, a second purported class action entitled Davin Pokoik v. Richard S Willis, et al. was filed in the United States District Court for the District of Minnesota against the Company, the Board of Directors, the Company's acquisition subsidiary and SpeedFC, Inc. This suit asserts substantially similar claims and requests substantially similar relief as the Gottlieb matter. The Company believes that the allegations in this suit are without merit and intends to vigorously defend this matter.

One of the conditions to the closing of the SpeedFC Merger is that no injunction shall have been issued by a court of competent jurisdiction that shall be continuing that prohibits the consummation of the merger. If a plaintiff is successful in obtaining an injunction prohibiting the completion of the merger on the terms contained in the merger agreement, then such injunction may delay the merger from becoming effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels. Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. We are also a publisher of computer software.

Since our founding in 1983, we have established distribution relationships with major retailers including Best Buy, Wal-Mart/Sam's Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Target, Office Depot and OfficeMax, and we distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. We believe our established relationships throughout the supply chain permit us to offer products to our internet-based and retail customers and to provide our vendors with access to broad retail channels. In order to participate in the growing revenue streams resulting from e-commerce and fulfillment services, we are expanding the business services we offer.

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

During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company's operations. Substantially all restructuring activities were complete by March 31, 2012. These actions were intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute our long-term growth strategy. In conjunction with the initiatives described above, we reviewed our portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet our requirements for financial returns (collectively, “Restructuring Plan”). During the six months ended September 30, 2012, cash expenditures related to the Restructuring Plan were approximately $1.9 million.

Recent events

On September 27, 2012, the Company and SpeedFC Inc., a Delaware corporation (“SpeedFC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Navarre, SFC Acquisition Co., Inc., a Minnesota corporation and wholly-owned subsidiary of Navarre, (the “Merger Subsidiary”), SpeedFC, the existing stockholders and optionholders of SpeedFC (together referred to herein as the “SFC Equityholders”), and Jeffrey B. Zisk, the current President and Chief Executive Officer of SpeedFC (in the capacity as SFC Equityholders' representative). The Company intends to acquire SpeedFC through a merger of SpeedFC with and into Merger Subsidiary, which shall be the Surviving Corporation (the “Merger”). On October 29, 2012, the parties entered into Amendment No. 1 to the Merger Agreement (the “Amendment”).

In exchange for all of the SFC Equityholders' equity interests in SpeedFC, the Merger Agreement, as amended, states that the Company will provide initial consideration of $50.0 million in cash and shares of Navarre common stock, with additional contingent payments in cash and common stock available as described below. The initial consideration is comprised of: (i) $25.0 million to be paid in cash at closing (less certain escrow and holdback amounts, and subject to certain net working capital and post-closing adjustments); and (ii) $25.0 million worth of shares of Navarre common stock, or 17,095,186 shares, to be issued at closing. The contingent consideration is subject to the achievement of certain financial performance metrics by SpeedFC (together with its subsidiary and Merger Sub) in the 2012 calendar year, which, if met, would require: (i) the payment of up to a maximum of $5.0 million in cash consideration, with up to a maximum of $1.25 million payable in early 2013 and up to a maximum of $3.75 million (before interest of five percent per annum) payable in equal, quarterly installments beginning in late 2013 and ending on February 29, 2016 (the “Amended Contingent Cash Payment”) and (ii) the issuance of up to 6,287,368 shares of our Common Stock to the SFC Equityholders, with up to 2,215,526 (“Amended First Equity Amount”) shares payable in early 2013, up to 738,509 shares (“Amended Second Equity Amount”) payable in late 2013 (both such share amounts being calculated based on the Average Parent Stock Price as of October 25, 2012 or $1.6926) and the original 3,333,333 shares payable at the same time as the Amended Second Equity Amount (all equity amounts together, the “Amended Contingent Equity Payment”). The Amended Contingent Cash Payment and Amended Contingent Equity Payment amounts are subject to certain escrow conditions and adjustments in connection with the measurement periods for evaluation of the achievement of financial performance metrics. As a result of the Amendment, a total of 23,382,554 shares of Navarre Common Stock could be issued in connection with the SpeedFC Merger Agreement, if all contingent amounts are fully earned.

Consummation of the transaction remains subject to customary conditions, including the approval of the issuance of certain of the shares in connection with the Merger by the shareholders of the Company, and the Company obtaining satisfactory financing for the transaction. At its upcoming annual meeting, the Company's shareholders will be asked to consider and vote upon, among other things, the proposal to approve the issuance of certain of the shares of the Company's common stock in connection with the Merger.

The Company and SpeedFC have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the businesses of the companies and their subsidiaries prior to the closing.

Pursuant to the Merger Agreement, the SFC Equityholders have agreed to indemnify Navarre for a number of items, including, among others, adverse consequences resulting from breaches of representations, warranties and covenants and certain identified liabilities. These indemnification obligations do not arise until the losses exceed $250,000 and the parties indemnification obligations cannot exceed a specified amount.

Additionally, the Merger Agreement provides that immediately after the closing of the Merger the Company will increase the size of its board of directors by two members and will appoint Jeffrey B. Zisk, the president and chief executive officer and a director of SpeedFC, and M. David Bryant, also a director of SpeedFC, to fill those vacancies.

The Merger Agreement contains certain termination rights for each of the Company and SpeedFC and further provides that, upon termination of the Merger Agreement in certain circumstances, either Navarre or SpeedFC may be required to pay an expense reimbursement related to the legal, accounting and other reasonable out-of-pocket costs associated with preparing, negotiating and performing the obligations in connection with the Merger.

The Merger Agreement provides that, on the closing date of the Merger, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with the SFC Equityholders which will require Navarre to provide the SFC Equityholders certain demand and piggyback registration rights with respect to registered public offerings that the Company may effect for its own account or for the benefit of other selling shareholders.

The Merger Agreement also provides that on the closing date of the Merger, the Company will enter into an employment agreement with Jeffrey B. Zisk, who will serve as president of the subsidiary Surviving Corporation.

Executive Summary

Consolidated net sales for the second quarter of fiscal 2013 decreased 2.3% to $104.1 million compared to $106.6 million for the second quarter of fiscal 2012. This $2.5 million decrease in net sales was primarily due to our transition out of the home video product category which generated $6.1 million of net sales in the second quarter of fiscal 2012. In addition, net sales increased $7.2 million for our software and publishing products (before intercompany eliminations) due to expanded distribution to existing and new customers, partially offset by a decrease in net sales in the video game category of $3.4 million compared to the second quarter of fiscal 2012.

Our gross profit decreased to $12.1 million, or 11.6% of net sales, in the second quarter of fiscal 2013 compared to $12.6 million, or 11.8% of net sales, for the same period in fiscal 2012. The $479,000 and 3.8% decrease in gross profit was principally due to a higher volume of lower gross profit margin products within the distribution segment and offset by higher gross profit margin software titles in the publishing segment.

Total operating expenses for the second quarter of fiscal 2013 were $11.3 million, or 10.9% of net sales, compared to $14.2 million, or 13.3% of net sales, in the same period for fiscal 2012. The $2.9 million decrease was primarily due to operating efficiencies resulting from the Restructuring Plan.

Net income for the second quarter of fiscal 2013 was $488,000 or $0.01 per diluted share compared to a net loss of $1.2 million or $0.03 per diluted share for the same period last year.

Consolidated net sales for the six months ended September 30, 2012 decreased 7.2% to $195.4 million compared to $210.6 million for the first six months of fiscal 2012. This $15.2 million decrease in net sales was primarily due to our transition out of the home video product category which generated $16.4 million of net sales in the first six months of fiscal 2012. In addition, net sales increased $9.5 million (before intercompany eliminations) for our consumer electronics and accessories products and due to the distribution of new products to existing and new customers, partially offset by a decrease in net sales in the software and video games categories of $8.1 million (before intercompany eliminations) compared to the first six months of fiscal 2012.

Our gross profit decreased to $22.2 million, or 11.3% of net sales, for the first six months of fiscal 2013 compared to $26.4 million, or 12.5% of net sales, for the same period in fiscal 2012. The $4.2 million and 16.0% decrease in gross profit was principally due to a higher volume of lower gross profit margin products within the distribution segment.

Total operating expenses for the first six months of fiscal 2013 were $21.9 million, or 11.2% of net sales, compared to $28.6 million, or 13.6% of net sales, in the same period for fiscal 2012. The $6.7 million decrease was primarily due to operating efficiencies resulting from the Restructuring Plan.

Net loss for the first six months of fiscal 2013 was $83,000 or zero per diluted share compared to net loss of $1.9 million or $0.05 per diluted share for the same period last year.

Working Capital and Debt

Our business is working capital intensive and requires significant levels of working capital primarily to finance accounts receivable and inventories. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of cash collections and payments to vendors may require usage of our revolving credit facility in order to fund our working capital needs. “Checks written in excess of cash balances” can occur from time to time, including period ends, and represent payments made to vendors that have not yet been presented by the vendor to our bank, and therefore a corresponding advance on our revolving line of credit has not yet occurred. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact to the reported financial statements.

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank's base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

At both September 30, 2012 and March 31, 2012 we had zero outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility's borrowing base and other requirements at such dates, we had excess availability of $29.4 million and $30.4 million at September 30, 2012 and March 31, 2012, respectively. At September 30, 2012, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at both September 30, 2012 and March 31, 2012. Such interest amounts have been, and continue to be, payable monthly.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; our restructuring efforts may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges; a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and publishing, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products' marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility; our debt agreement limits operating and financial flexibility; we may incur additional debt; changes to financial standards could adversely affect our reported results of operations; our e-Commerce business has inherent cybersecurity risks that may disrupt our business; fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2012 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, restructuring charges, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012.

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

The following table represents a reconciliation of GAAP net sales to net sales before inter-company eliminations:

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2012	2011	2012	2011
Net sales:
Distribution	$101,671	$104,037	$190,721	$205,771
Publishing	7,081	6,315	12,499	13,522
Net sales before inter-company eliminations	108,752	110,352	203,220	219,293
Inter-company sales	(4,620)	(3,784)	(7,816)	(8,709)
Net sales as reported	$104,132	$106,568	$195,404	$210,584

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2012	2011	2012	2011
Net sales:
Distribution	97.6%	97.6%	97.5%	97.6%
Publishing	6.8	5.9	6.5	6.4
Inter-company sales	(4.4)	(3.5)	(4.0)	(4.0)
Total net sales	100.0	100.0	100.0	100.0
Cost of sales, exclusive of depreciation	88.4	88.2	88.7	87.5
Gross profit	11.6	11.8	11.3	12.5

Operating expenses
Selling and marketing	4.4	4.7	4.3	4.8
Distribution and warehousing	1.7	2.3	1.8	2.3
General and administrative	4.0	5.4	4.2	5.6
Depreciation and amortization	0.8	0.9	0.8	0.9
Total operating expenses	10.9	13.3	11.1	13.6
Income (loss) from operations	0.7	(1.5)	0.2	(1.1)
Interest income (expense), net	(0.2)	(0.3)	(0.1)	(0.3)
Other income (expense), net	0.1	(0.2)	(0.1)	(0.1)
Income (loss)— before taxes	0.6	(2.0)	-	(1.5)
Income tax benefit	(0.3)	0.8	-	0.6
Net income (loss)	0.3%	(1.2)%	-%	(0.9)%

Distribution Segment

The distribution segment distributes computer software, consumer electronics and accessories and video games and provides fee-based distribution logistics services.

Fiscal 2013 Second Quarter Results Compared To Fiscal 2012 Second Quarter

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the distribution segment decreased $2.3 million, or 2.3%, to $101.7 million for the second quarter of fiscal 2013 compared to $104.0 million for the second quarter of fiscal 2012. Net sales in the software product group increased $6.4 million to $83.9 million during the second quarter of fiscal 2013 from $77.5 million for the same period last year due to increased demand for our software products. Consumer electronics and accessories net sales increased with net sales of $15.7 million during the second quarter of fiscal 2013 compared to $14.8 million for the same period last year. Video games net sales decreased $3.4 million to $2.2 million in the second quarter of fiscal 2013 from $5.6 million for the same period last year, due to fewer video game releases. Home video net sales decreased to zero in the second quarter of fiscal 2013 from $6.2 million in the second quarter of fiscal 2012, due to our transition out of home video exclusive content. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $8.4 million, or 8.3% of net sales, for the second quarter of fiscal 2013 compared to $9.6 million, or 9.2% of net sales, for the second quarter of fiscal 2012. The $1.2 million or 11.6% decrease in gross profit margin was primarily due to a increase in volume and a mix of lower gross profit margin video game products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the distribution segment were $9.7 million, or 9.5% of net sales, for the second quarter of fiscal 2013 compared to $11.2 million, or 10.8% of net sales, for the second quarter of fiscal 2012. Overall expenses decreased by $1.5 million primarily due to operating efficiencies as a result of the Restructuring Plan.

Selling and marketing expenses for the distribution segment were consistent at $3.5 million, or 3.4% of net sales, for the second quarter of fiscal 2013 compared to $3.6 million, or 3.5% of net sales, for the second quarter of fiscal 2012.

Distribution and warehousing expenses for the distribution segment were $1.8 million, or 1.8% of net sales, for the second quarter of fiscal 2013 compared to $2.5 million, or 2.4% of net sales, for the second quarter of fiscal 2012. The $694,000 decrease was primarily a result of a reduction in rent expense due to vacating a warehouse facility during fiscal 2012, in addition to a reduction of personnel and related costs.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $3.7 million, or 3.7% of net sales, for the second quarter of fiscal 2013 compared to $4.4 million, or 4.2% of net sales, for the second quarter of fiscal 2012. The $658,000 decrease in the first quarter of fiscal 2013 was primarily a result of decreased compensation expense.

Depreciation and amortization expense for the distribution segment was $655,000 for the second quarter of fiscal 2013 compared to $763,000 for the second quarter of fiscal 2012. The $108,000 decrease was primarily due to certain assets becoming fully depreciated.

Operating Income (Loss)

Net operating loss for the distribution segment was $1.2 million for the second quarter of fiscal 2013 compared to net operating loss of $1.7 million for the second quarter of fiscal 2012.

Fiscal 2013 Six Months Results from Continuing Operations Compared With Fiscal 2012 Six Months

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the distribution segment decreased $15.1 million, or 7.3%, to $190.7 million for the first six months of fiscal 2013 compared to $205.8 million for the first six months of fiscal 2012. Consumer electronics and accessories net sales increased $9.5 million to $36.5 million during the first six months of fiscal 2013 from $27.0 million for the same period last year due to the distribution of new products to existing customers and obtaining new customers. The increase in consumer electronics and accessories net sales substantially offset net sales decline in software products. Net sales decreased $2.6 million in the software product group to $149.3 million for the first six months of fiscal 2013 from $151.9 million for the same period last year primarily due to decreased demand for our software products. Video games net sales decreased $5.4 million to $4.9 million for the first six months of fiscal 2013 from $10.4 million for the same period last year, due to fewer video game releases. Home video net sales decreased to zero for the first six months of fiscal 2013 from $16.4 million for the first six months of fiscal 2012, due to our transition out of home video exclusive content. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $15.7 million, or 8.2% of net sales, for the first six months of fiscal 2013 compared to $19.7 million, or 9.6% of net sales, for the first six months of fiscal 2012. The $4.0 million decrease in gross profit and the 20.4% decrease in gross profit margin were both primarily due to decreased software sales and a mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.

Operating Expenses

Total operating expenses for the distribution segment were $18.3 million, or 9.6% of net sales, for the first six months of fiscal 2013 compared to $23.6 million, or 11.5% of net sales, for the same period of fiscal 2012. Overall expenses decreased by $5.3 million primarily due to operating efficiencies as a result of the Restructuring Plan.

Selling and marketing expenses for the distribution segment decreased $1.1 million to $6.2 million, or 3.3% of net sales, for the first six months of fiscal 2013 compared to $7.4 million, or 3.6% of net sales, for the first six months of fiscal 2012. This decrease was primarily due to a reduction in variable freight costs due to decreased net sales and efficiencies in addition to a reduction of personnel and related costs.

Distribution and warehousing expenses for the distribution segment were $3.5 million, or 1.8% of net sales, for the first six months of fiscal 2013 compared to $4.9 million, or 2.4% of net sales, for the same period of fiscal 2012. The $1.4 million decrease was primarily a result of a reduction in rent expense due to vacating a warehouse facility during fiscal 2012 in addition to a reduction of personnel and related costs.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $7.3 million, or 3.8% of net sales, for the first six months of fiscal 2013 compared to $9.8 million, or 4.8% of net sales, for the first six months of fiscal 2012. The $2.5 million decrease in the first six months of fiscal 2013 was primarily a result of decreased compensation expense.

Depreciation and amortization for the distribution segment was $1.3 million for the first six months of fiscal 2013 and $1.6 million the first six months of fiscal 2012.

Operating (Loss) Income

Net operating loss for the distribution segment was $2.6 million for the first six months of fiscal 2013 compared to net operating loss of $3.9 million for the same period of fiscal 2012.

Publishing Segment

The publishing segment owns or licenses various widely-known computer software brands through Encore. In addition to sales to retailers, Encore also sells directly to consumers through its websites.

Fiscal 2013 Second Quarter Results Compared To Fiscal 2012 Second Quarter

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the publishing segment were $7.1 million for the second quarter of fiscal 2013 compared to $6.3 million for the second quarter of fiscal 2012. The $800,000, or 12.1% increase in net sales, was primarily due to an increase in retail sales. We believe sales results in the future will be dependent upon our ability to continue to add new, appealing content, to develop digitally downloadable products and to access a variety of sales channels.

Gross Profit

Gross profit for the publishing segment was $3.7 million, or 51.9% of net sales, for the second quarter of fiscal 2013 compared to $3.0 million, or 48.2% of net sales, for the second quarter of fiscal 2012. The increase in gross profit margin percentage is a result of the mix of sales that included an amount of higher gross profit margin software titles. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.

Operating Expenses

Total operating expenses for the publishing segment decreased to $1.7 million, or 23.7% of net sales, for the second quarter of fiscal 2013, compared to $3.0 million, or 46.9% of net sales, for the second quarter of fiscal 2012.

Selling and marketing expenses for the publishing segment were $1.1 million, or 15.0% of net sales, for the second quarter of fiscal 2013 compared to $1.4 million, or 22.3% of net sales, for the second quarter of fiscal 2012. The $300,000 decrease was primarily due to personnel and related expense reductions of $343,000 and advertising expenses of $113,000, offset by an increase in professional fees of $131,000.

General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment were $458,000, or 6.5% of net sales, for the second quarter of fiscal 2013, compared to $1.4 million, or 22.0% of net sales, for the second quarter of fiscal 2012. The $900,000 decrease was primarily due to personnel and related expense reductions of $531,000, professional fees of $174,000 and rent related expenses of $101,000.

Depreciation and amortization expense for the publishing segment was $159,000 for the second quarter of fiscal 2013 compared to $164,000 for the second quarter of fiscal 2012.

Operating Income

The publishing segment had a net operating income of $2.0 million for the second quarter of fiscal 2013 compared to net operating income of $85,000 for the second quarter of fiscal 2012.

Fiscal 2013 Six Months Results from Continuing Operations Compared With Fiscal 2012 Six Months

Net Sales (before inter-company eliminations)

Net sales before inter-company eliminations for the publishing segment were $12.5 million for the first six months of fiscal 2013 compared to $13.5 million for the same period of fiscal 2012. The $1.0 million, or 7.6% decrease in net sales, over the prior year six months was primarily due to a decline in retail sales of print productivity and gaming products, partially offset by an increase in licensing revenue.

Gross Profit

Gross profit for the publishing segment was $6.4 million, or 51.6% of net sales, for the first six months of fiscal 2013 compared to $6.6 million, or 49.1% of net sales, for the first six months of fiscal 2012. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.

Operating Expenses

Total operating expenses decreased $1.4 million for the publishing segment to $3.5 million for the first six months of fiscal 2013 from $4.9 million for the first six months of fiscal 2012.

Selling and marketing expenses for the publishing segment were $2.3 million, or 18.0% of net sales, for the first six months of fiscal 2013 compared to $2.7 million, or 19.9% of net sales, for the first six months of fiscal 2012. The $400,000 decrease was primarily due to personnel and related expense reductions of $800,000 offset by an increase in professional fees of $400,000.

General and administrative expenses for the publishing segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the publishing segment decreased to $957,000, or 7.7% of net sales, for the first six months of fiscal 2013 compared to $1.9 million, or 14.0% of net sales, for the first six months of fiscal 2012. The $950,000 decrease was primarily due to the reversal of the $526,000 first anniversary Punch! contingent liability accrual during the first six months of fiscal 2012 because it was unearned as well as a reduction in personnel costs associated with a headcount reduction, partially offset by an increase in legal fees.

Depreciation and amortization for the publishing segment was $318,000 for the first six months of fiscal 2013 compared to $329,000 for the first six months of fiscal 2012.

Operating Income

The publishing segment had net operating income of $2.9 million for the first six months of fiscal 2013 compared to $1.7 million for the first six months of fiscal 2012.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $166,000 for the second quarter of fiscal 2013 compared to expense of $288,000 for the second quarter of fiscal 2012. Interest income (expense), net was expense of $261,000 for the first six months of fiscal 2013 compared to expense of $581,000 for the same period of fiscal 2012. The decrease in interest expense for both the second quarter and first six months of fiscal 2013 was a result of a reduction in borrowings.

Other income (expense), net, which consists primarily of foreign exchange loss, for the three and six months ended September 30, 2012 was income of $142,000 and expense of $99,000, respectively. Other income (expense), net, which consists of foreign exchange loss, for the three and six months ended September 30, 2011 was expense of $255,000 and $330,000, respectively.

Consolidated Income Tax Benefit

We recorded income tax expense of $274,000 for the second quarter of fiscal 2013 or an effective tax rate of 36.0% compared to income tax benefit of $879,000 or an effective tax rate of 42.4% for the second quarter of fiscal 2012. We recorded income tax expense for the first six months of fiscal 2013 of $15,000 or an effective tax rate of negative 22.1% compared to income tax benefit of $1.2 million or an effective tax rate of 39.3% for the first six months of fiscal 2012. For the six months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and unrecognized income tax benefits.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of both September 30, 2012 and March 31, 2012, we had a net deferred tax asset position before valuation allowance of $38.9 million which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $18.9 million has been recorded as of September 30, 2012 and March 31, 2012.

We recognize interest accrued related to unrecognized income tax benefits (“UTB's”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits, and total UTB's net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $518,000. During the six months ended September 30, 2012, $184,000 of UTB's were reversed, which was net of $165,000 of deferred federal and state income tax benefits. At September 30, 2012, interest accrued was $298,000 and total UTB's, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $525,000.

Consolidated Net Income (Loss)

For the second quarter of fiscal 2013, we recorded net income of $488,000 compared to a net loss of $1.2 million for the same period last year. For the first six months of fiscal 2013, we recorded a net loss of $83,000, compared to net loss from continuing operations of $1.9 million for the same period last year.

Market Risk

At September 30, 2012, we had no outstanding indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have no impact on our annual interest expense.

Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three and six months ended September 30, 2012 we had foreign exchange transaction gain of $137,000 and loss of $105,000, respectively and foreign exchange transaction loss of $255,000 and $329,000, respectively, for the three and six months ended September 30, 2011.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At September 30, 2012 we had accumulated other comprehensive gain related to foreign translation of $73,000 compared to a loss of $9,000 at March 31, 2012.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash used in operating activities for the first six months of fiscal 2013 was $15.7 million compared to $6.0 million for the same period last year.

The net cash used in operating activities for the first six months of fiscal 2013 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $1.6 million, amortization of software development costs of $496,000, share-based compensation of $459,000, a decrease in deferred income taxes of $10,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first six months of fiscal 2013: accounts receivable increased $18.3 million, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $5.9 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $1.0 million, primarily resulting from the timing of payments; accounts payable increased $6.8 million, primarily as a result of timing of payments and purchases; and accrued expenses decreased $1.7 million, net of various accrual payments and a decrease in accrued wages.

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

Investing Activities

Cash flows used in investing activities totaled $813,000 for the first six months of fiscal 2013 and cash flows provided by investing activities totaled $20.1 million for the same period last year.

The Company made investments in software development of $26,000 and $849,000 for the first six months of fiscal 2013 and 2012, respectively.

The purchases of property and equipment totaled $787,000 and $575,000 in the first three months of fiscal 2013 and 2012, respectively. Purchases of property and equipment in fiscal 2013 and 2012 consisted primarily of computer equipment.

Proceeds from the sale of discontinued operations totaled $22.5 million and payment of a note payable totaled $1.0 million, both in the first six months of fiscal 2012.

Financing Activities

Cash flows provided financing activities totaled $10.9 million for the first six months of fiscal 2013 and cash flows provided by financing activities totaled $8.7 million for the first six months of fiscal 2012.

For the first six months of fiscal 2013, we had proceeds from and repayments of the revolving line of credit of $77.3 million and an increase in checks written in excess of cash balances of $10.9 million.

For the first six months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $28.2 million and a decrease in checks written in excess of cash balances of $8.8 million.

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank's base rate (as defined in the Credit Facility) plus 1.25%, or LIBOR plus 2.25%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2012, we had zero outstanding on the Credit Facility and based on the facility's borrowing base and other requirements, we had excess availability of $29.4 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.25% at September 30, 2012 and March 31, 2012. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At September 30, 2012, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

During the first six months of fiscal 2013, we invested approximately $590,000, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.

During the six months ended September 30, 2012, we had approximately $1.9 million of cash expenditures related to the Restructuring Plan. We expect approximately $800,000 will be cash expenditures over the remainder of fiscal 2013.

At September 30, 2012, we had zero outstanding on our $50.0 million Credit Facility. Our Credit Facility includes an accordion feature allowing the Company to increase borrowing availability up to $70.0 million under certain circumstances. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2012, based on the facility's borrowing base and other requirements at such dates, we had excess availability of $29.4 million. At September 30, 2012, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, costs of restructuring and to finance expansion plans and strategic initiatives for at least the next twelve months, apart from our proposed acquisition of SpeedFC, Inc. As previously discussed, the proposed Merger with SpeedFC, Inc. will require that we issue additional shares of common stock and obtain financing of up to $35.0 million. Please refer to Note 15 in the consolidated unaudited financial statements. Additionally, with respect to long-term liquidity, we filed a Registration Statement on Form S-3 on October 22, 2012, which was amended on November 5, 2012, to renew our shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares, which registration statement has not yet been declared effective. Any further growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to disclosures about market risk is contained in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk in this Form 10-Q.

Item 4. Controls and Procedures

(a) Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Additional information regarding the risks and uncertainties associated with the proposed SpeedFC Merger are contained in the Proxy Statement and Supplement filed in connection with the annual shareholders meeting and seeking approval by our shareholders of, among other things, the issuance of certain of the shares of our common stock in the transaction.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on November 9, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2012 and March 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*

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

Navarre Corporation
(Registrant)

Date: November 9, 2012	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Diane D. Lapp
Diane D. Lapp
Chief Financial Officer
(Principal Financial and Accounting Officer)