Form 10-Q
period 2012-12-31
NAVARRE CORP /MN/
filed 2013-02-11
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 6, 2013
Common Stock, No Par Value	54,388,875 shares

NAVARRE CORPORATION

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Consolidated Balance Sheets — December 31, 2012 and March 31, 2012
Consolidated Statements of Operations and Comprehensive Loss— Three and Nine Months ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows — Nine Months ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements
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
Item 6. Exhibits.
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NAVARRE CORPORATION

Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2012 (Unaudited)	March 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$62	$5,600
Accounts receivable, net	123,251	47,935
Inventories	39,018	28,850
Prepaid expenses	2,482	2,198
Deferred tax assets — current, net	1,441	1,580
Other assets — current	139	13
Total current assets	166,393	86,176
Property and equipment, net	11,441	6,868
Software development costs, net	302	944
Other assets:
Intangible assets, net	24,535	1,547
Goodwill	30,940	-
Deferred tax assets — non-current, net	9,028	18,450
Non-current prepaid royalties	4,134	4,871
Other assets	3,251	2,520
Total assets	$250,024	$121,376
Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$17,432	$-
Accounts payable	141,423	73,421
Checks written in excess of cash balances	11,363	-
Accrued expenses	7,372	6,576
Contingent payment obligation short-term - acquisition	1,824	-
Contingent share obligation - acquisition	3,411	-
Other liabilities — short-term	895	66
Total current liabilities	183,720	80,063
Long-term liabilities:
Contingent payment obligation long-term - acquisition	2,189	-
Other liabilities — long-term	2,284	1,497
Total liabilities	188,193	81,560
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 54,388,875 at December 31, 2012 and 37,112,343 at March 31, 2012	186,127	164,196
Accumulated deficit	(124,446)	(124,371)
Accumulated other comprehensive income (loss)	150	(9)
Total shareholders’ equity	61,831	39,816
Total liabilities and shareholders’ equity	$250,024	$121,376

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales
Distribution	$156,856	$151,298	$340,476	$359,167
Ecommerce and fulfillment services	21,428	2,199	33,212	4,914
Total net sales	178,284	153,497	373,688	364,081
Cost of sales
Distribution	143,045	144,137	306,280	325,900
Ecommerce and fulfillment services	18,238	1,832	28,384	4,658
Total cost of sales	161,283	145,969	334,664	330,558
Gross profit
Distribution	13,811	7,161	34,196	33,267
Ecommerce and fulfillment services	3,190	367	4,828	256
Total gross profit	17,001	7,528	39,024	33,523
Operating expenses:
Selling and marketing	5,312	5,701	13,805	15,749
Distribution and warehousing	2,394	2,685	5,907	7,623
General and administrative	4,544	5,016	10,653	14,162
Information technology	1,533	1,516	3,661	4,047
Depreciation and amortization	760	771	2,248	2,283
Goodwill and intangible impairment	-	5,996	-	5,996
Total operating expenses	14,543	21,685	36,274	49,860
Income (loss) from operations	2,458	(14,157)	2,750	(16,337)
Other income (expense):
Interest income (expense), net	(325)	(292)	(586)	(873)
Other income (expense), net	(503)	(171)	(602)	(501)
Income (loss) from operations, before income tax	1,630	(14,620)	1,562	(17,711)
Income tax benefit (expense)	(1,620)	(14,457)	(1,635)	(13,242)
Net income (loss)	$10	$(29,077)	$(73)	$(30,953)
Earnings (loss) per common share:
Basic	$-	$(0.79)	$-	$(0.84)
Diluted	$-	$(0.79)	$-	$(0.84)
Weighted average shares outstanding:
Basic	44,883	36,977	39,749	36,805
Diluted	45,026	36,977	39,749	36,805

Other comprehensive income (loss):
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	76	145	159	(122)
Comprehensive income (loss)	$86	$(28,932)	$86	$(31,075)

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended December 31,
	2012	2011
Operating activities:
Net loss	$(73)	$(30,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent payment obligation — unearned	-	(526)
Depreciation and amortization	2,885	2,782
Amortization of debt acquisition costs	118	448
Amortization of software development costs	744	1,876
Share-based compensation expense	705	933
Goodwill and intangible impairment	-	5,996
Deferred income taxes	412	13,420
Other	995	35
Changes in operating assets and liabilities less acquired assets and liabilities:
Accounts receivable	(63,936)	(34,435)
Inventories	(10,147)	(8,006)
Prepaid expenses	795	5,924
Income taxes receivable	(52)	(20)
Other assets	(135)	151
Accounts payable	61,886	33,764
Income taxes payable	(58)	(37)
Accrued expenses and other liabilities	(896)	(661)
Net cash used in operating activities	(6,757)	(9,309)
Investing activities:
Proceeds from sale of discontinued operations	-	22,537
Cash paid for acquisition	(24,493)	-
Repayment of note payable — acquisition	-	(1,009)
Purchases of property and equipment, net	(1,558)	(593)
Investment in software development	(102)	(905)
Net cash provided by (used in) investing activities	(26,153)	20,030
Financing activities:
Proceeds from revolving line of credit	133,114	34,902
Payments on revolving line of credit	(115,682)	(34,902)
Checks written in excess of cash balances	10,782	(8,790)
Debt acquisition costs	(747)	(165)
Other	(95)	116
Net cash provided by (used in) financing activities	27,372	(8,839)
Net increase (decrease) in cash	(5,538)	1,882
Cash and cash equivalents at beginning of period	5,600	-
Cash and cash equivalents at end of period	$62	$1,882

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Organization and Basis of Presentation

Navarre Corporation (the “Company” or “Navarre”), a Minnesota corporation formed in 1983, is a distributor and provider of complete logistics solutions for traditional and e-commerce retail channels. The Company operates through two business segments — distribution and e-commerce and fulfillment services.

Through the distribution business, the Company distributes computer software, consumer electronics and accessories and video games. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering and gift card fulfillment.

Through the e-commerce and fulfillment business, the Company provides web site development and hosting, customer care, e-commerce fulfillment and third party logistics services.

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

On November 20, 2012, Navarre acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation), through a merger of that entity with and into a Navarre wholly-owned subsidiary, now named SpeedFC, Inc., a Minnesota corporation (“SpeedFC”)(the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”). SpeedFC is a leading provider of end-to-end e-commerce services to retailers and manufacturers and is part of the Company’s e-commerce and fulfillment segment. The Company completed the acquisition of SpeedFC on November 20, 2012. The results of SpeedFC are reflected in the e-commerce and fulfillment segment.

Please refer to Note 2 for further discussion of the Acquisition.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2012.

Basis of Consolidation

The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at December 31, 2012 and March 31, 2012.  The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1), contingent payment obligation (Level 3) and contingent common stock obligation (Level 3).  See Note 2 for acquisition related assets fair value disclosures.

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

Service revenues are recognized upon delivery of the services.  The Company records amounts received from customers for out-of-pocket expenses, primarily freight and supplies, as revenue and the associated expense as a cost of sales.  All customer revenues are recorded net of discounts and allowances provided to customers.

A portion of the Company’s service revenue arrangements include multiple service elements, such as web implementation and migration, web site support, eCommerce services and additional services.  The Company has adopted the provisions of FASB ASC 605, “Revenue Recognition,” and the amendment to the Revenue Recognition – Multiple-Element Arrangements Subtopic of the FASB Accounting Standards Codification, as presented in ASU 200-13, Multiple-Deliverable Arrangements.  Under the provisions of FASB ASC 605, these deliverables are regarded as one unit of accounting and the revenue recognition pattern is determined for the combined unit.  The contracted value of the revenue and related costs for elements not quoted on a monthly basis, such as web site implementation and migration, are deferred and recognized ratably over the term of the arrangement, approximately three years, beginning when delivery has occurred. The revenues from the remaining service elements are recorded on a monthly basis as the services are provided. Costs associated with the web site implementation and migration are deferred and recognized ratably over the term of the arrangement consistent with the recognition of revenues.

Software development costs

The Company accounts for its software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Costs of Computer Software to Be Sold, Leased or Marketed.  Capitalization of software development costs begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Such costs are amortized using the straight-line method beginning when the product or enhancement is available for general release over the estimated economic life of the product or enhancement, generally three years.

Note 2 — Acquisition

SpeedFC, Inc.

On November 20, 2012, the Company completed the Acquisition of SpeedFC, a leading provider of end-to-end e-commerce services. Total consideration included: $25.0 million in cash at closing, 17.1 million shares of the Company’s common stock plus performance payments (contingent consideration) up to an additional $5.0 million in cash (undiscounted) and up to 6.3 million shares of the Company’s common stock contingent upon SpeedFC’s achieving certain financial metrics for the 12 months ending December 31, 2012.  The cash paid at closing was funded by the Company's revolving line of credit.  If earned, the contingent cash payment of up to a maximum of $1.25 million is to be paid in early 2013 and up to a maximum of $3.75 million (before interest of five percent per annum) is to be paid in equal, quarterly installments beginning in late 2013 and ending on February 29, 2016. If earned, the contingent share payment of up to 2,215,526 shares are to be issued in early calendar 2013 and up to 4,071,842 shares are to be issued in late calendar 2013.  The combined fair value of the contingent consideration was estimated to be $7.4 million based upon Level 3 fair value valuation techniques (unobservable inputs that reflect the reporting entity’s own assumptions).  A financial model was applied to estimate the value of the contingent consideration that utilized the income approach and option pricing theory to compute expected values and probabilities of reaching the various thresholds in the agreement. Key assumptions included (1) a discount rate of 14%, (2) EBITDA operating results of between $6.0 and $10.0 million and (3) specific to the option pricing - interest rate of 0.15%, expected term of 0.11 years, dividend yield of 0.0% and volatility of 0%. However, we have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill.

The preliminary goodwill of $31.0 million arising from the Acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SpeedFC. All goodwill was assigned to the Company’s e-commerce and fulfillment segment and is not deductible for tax purposes. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed. Operating results from the date of Acquisition are included within the e-commerce and fulfillment segment.

The purchase price was allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash	$24,493
Common stock	21,250
Contingent payment obligation	4,013
Contingent common stock obligation	3,411
Fair value of total consideration transferred	$53,167
The SpeedFC purchase price was allocated as follows:
Accounts receivable	$11,262
Prepaid expenses and other assets	623
Property and equipment	5,303
Purchased intangibles	23,590
Goodwill	30,940
Accounts payable	(6,133)
Accrued expenses and other liabilities	(3,246)
Deferred tax liability	(9,172)
$53,167

Net sales of SpeedFC, included in net sales - Ecommerce and fulfillment services in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2012 were $13.6 million.  SpeedFC provided operating income of $1.4 million to the consolidated Company’s operating income for the three and nine months ended December 31, 2012.

Acquisition-related costs (included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss)) for the three and nine months ended December 31, 2012 were $1.5 million and $1.9 million, respectively.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of SpeedFC had been completed as of the beginning of fiscal 2012.  The pro forma presentation below does not include any impact of transaction costs or synergies.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales	$189,804	$171,455	$416,074	$404,009
Cost of sales	170,400	162,274	369,072	364,201
Gross profit	19,404	9,181	47,002	39,808
Operating expenses	14,099	23,749	39,881	55,162
Income from operations	$5,305	$(14,568)	$7,121	$(15,354)
Earnings (loss) per common share:
Basic	$0.04	$(0.54)	$0.05	$(0.49)
Diluted	$0.04	$(0.54)	$0.05	$(0.49)

Note 3 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Trade receivables	$123,492	$50,690
Vendor receivables	4,306	2,829
	127,798	53,519
Less: allowance for doubtful accounts and sales discounts	1,464	3,397
Less: allowance for sales returns, net margin impact	3,083	2,187
Total	$123,251	$47,935

Note 4 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Finished products	$36,858	$27,398
Consigned inventory	1,554	1,501
Raw materials	1,804	1,646
	40,216	30,545
Less: inventory reserve	1,198	1,695
Total	$39,018	$28,850

Note 5— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Prepaid royalties	$1,503	$1,242
Other prepaid expenses	979	956
Current prepaid expenses	2,482	2,198
Non-current prepaid royalties	4,134	4,871
Total prepaid expenses	$6,616	$7,069

Note 6 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Furniture and fixtures	$1,163	$1,159
Computer and office equipment	21,209	17,986
Warehouse equipment	11,099	8,130
Leasehold improvements	2,324	2,211
Construction in progress	755	404
Total	36,550	29,890
Less: accumulated depreciation and amortization	25,109	23,022
Net property and equipment	$11,441	$6,868

Depreciation expense was $1.2 million and $2.8 million for the three and nine months ended December 31, 2012, respectively, and $751,000 and $2.4 million for the three and nine months ended December 31, 2011, respectively.

Note 7— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Compensation and benefits	$2,951	$1,233
Severance	42	1,232
Royalties	686	917
Rebates	1,206	1,364
Interest	144	21
Other	2,343	1,809
Total	$7,372	$6,576

Note 8 —Intangible Assets

Indefinite Lived Intangible Assets

Indefinite lived intangible assets include the Punch! trademark and the SpeedFC trademark, which are not amortized. The Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, to evaluate realizability of carrying values.

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

Definite Lived Intangible Assets

The Company evaluates its definite lived intangible amortizing assets for impairment when changes in events and circumstances indicate that the carrying value might exceed the current fair value. The Company determines fair value utilizing current market values and future market trends. There were no impairment charges recorded during the three and nine month periods ended December 31, 2012 and 2011.

Intangible assets

Other identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to twelve years for customer relationships, three years for  customer list and seven years for the domain name and were valued as follows (in thousands):

	As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Net
Developed technology	$6,760	$1,262	$5,498
Customer relationships	15,260	125	15,135
Customer list	167	153	14
Domain name	70	66	4
Trademarks (not amortized)	3,884	—	3,884
Total intangible assets	$26,141	$1,606	$24,535

	As of March 31, 2012
	Gross carrying amount	Accumulated amortization	Net
Developed technology	$1,940	$813	$1,127
Customer relationships	80	23	57
Customer list	167	110	57
Domain name	70	58	12
Trademarks (not amortized)	294	—	294
Total intangible assets	$2,551	$1,004	$1,547

Aggregate amortization expense for the three and nine months ended December 31, 2012 was $332,000 and $601,000, respectively. Aggregate amortization expense for the three and nine months ended December 31, 2011 was $131,000 and $395,000, respectively.

The following is a schedule of estimated future amortization expense (in thousands):

Remainder of fiscal 2013	$688
2014	2,903
2015	3,949
2016	4,160
2017	3,296
Thereafter	5,655
Total	$20,651

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	December 31, 2012	March 31, 2012
Debt issuance costs	$2,722	$1,975
Less: accumulated amortization	1,444	1,327
Net debt issuance costs	$1,278	$648

Amortization expense for debt issuance costs is included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization expense was $49,000 and $118,000 for the three and nine months ended December 31, 2012.  Amortization expense was $149,000 and $448,000 for the three and nine months ended December 31, 2011.

Note 9 — Commitments and Contingencies

Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from month-to-month up to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term.  The leases require payment of real estate taxes and operating costs in addition to base rent. Total straight line base rent expense was approximately $860,000 and $2.1 million for the three and nine months ended December 31, 2012, respectively and $613,000 and $1.8 million for the three and nine months ended December 31, 2011, respectively.  Lease terms vary, but generally provide for fixed and escalating payments which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of December 31, 2012 (in thousands):

Remainder of fiscal 2013	$1,033
2014	3,356
2015	4,030
2016	5,594
2017	5,643
Thereafter	24,487
Total (1)	$44,143

(1) Minimum rental payments have not been reduced by minimum sublease rentals of $135,000 due to the Company under noncancelable subleases.

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

On October 16, 2012, a purported class action lawsuit on behalf of Navarre shareholders relating to the transactions contemplated by the SpeedFC Merger Agreement was filed in the United States District Court for the District of Minnesota against the Company, the Board of Directors, the Company’s acquisition subsidiary and SpeedFC, Inc. entitled Helene Gottlieb v. Richard S. Willis, et al. The lawsuit generally alleged that the Board breached its fiduciary duties and violated disclosure requirements by, among other things, attempting to acquire SpeedFC by means of a proxy statement that fails to disclose material information concerning the proposed acquisition. The alleged misrepresentations and/or omissions of material facts in the proxy statement include a failure to include certain financial forecasts, financial information regarding the proposed transaction and related financing and information concerning the financial analysis performed by the Company’s financial advisor. The lawsuit further alleged that certain defendants aided and abetted these breaches. The lawsuit sought unspecified damages and equitable relief.

The plaintiff filed a motion for expedited discovery and a preliminary injunction on October 24, 2012 and a hearing occurred on November 1, 2012. On November 7, 2012, the court denied the plaintiff’s motion for a preliminary injuction.

On October 29, 2012, a second purported class action entitled Davin Pokoik v. Richard S Willis, et al. was filed in the United States District Court for the District of Minnesota against the Company, the Board of Directors, the Company’s acquisition subsidiary and SpeedFC, Inc. This suit asserts substantially similar claims and requests substantially similar relief as the Gottlieb matter.  By Court Order dated November 13, 2012, the Gottlieb and Pokoik matters were consolidated and plaintiffs were required to file an amended Complaint by December 20, 2012.  An Amended Complaint was filed alleging similar claims and Plaintiff Gottlieb submitted a notice of voluntary dismissal removing only herself from the consolidated action. The Company has moved to dismiss the Pokoik matter.  The Company believes that the allegations in this suit are without merit and intends to vigorously defend this matter.

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of December 31, 2012 and March 31, 2012, respectively as not probable or estimable.

Note 10 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At December 31, 2012 and March 31, 2012, leased capital assets included in property and equipment were as follows (in thousands):

	December 31, 2012	March 31, 2012
Computer and office equipment	$187	$381
Less: accumulated amortization	82	311
Property and equipment, net	$105	$70

Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2013	$17
2014	45
2015	32
2016	30
2017	5
Total minimum lease payments	129
Less: amounts representing interest at rates ranging from 6.9% to 9.4%	16
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $45,000 and $68,000, respectively	$113

Note11 — Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   On November 20, 2012, 2012 the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017.

The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at the Company’s discretion.

At December 31, 2012 and March 31, 2012 the Company had $17.4 million and zero, respectively, outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula.  Changes in the assets within the borrowing base formula can impact the amount of availability.  Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $26.4 million and $30.4 million at December 31, 2012 and March 31, 2012, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.38% and 4.25% at December 31, 2012 and March 31, 2012, respectively. Such interest amounts have been, and continue to be, payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges and a minimum borrowing base availability requirement. At December 31, 2012, the Company was in compliance with all covenants under the Credit Facility. The Company currently believes it will be in compliance with all covenants in the Credit Facility during the next twelve months.

Letter of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $3.3 million and $3.5 million at December 31, 2012 and March 31, 2012, respectively. Therefore, at December 31, 2012 and March 31, 2012, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 12 — Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company issued 17.1 million common shares in connection with the acquisition of SpeedFC (Note 2) during the three and nine months ended December 31, 2012.

The Company did not repurchase any shares during either of the nine months ended December 31, 2012 or 2011.

Note 13 — Share-Based Compensation

The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of December 31, 2012. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2012.

Stock Options

A summary of the Company’s stock option activity as of December 31, 2012 and changes during the nine months ended December 31, 2012 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,289,334	$2.12
Granted	1,186,030	1.74
Exercised	(36,500)	0.64
Forfeited or expired	(296,668)	2.52
Options outstanding, end of period	3,142,196	$1.96
Options exercisable, end of period	1,204,670	$2.27
Shares available for future grant, end of period	2,306,275

The weighted-average fair value of options granted during the nine months ended December 31, 2012 was $1.2 million and the total fair value of options exercisable was $1.7 million at December 31, 2012. The weighted-average remaining contractual term for options outstanding was 8.3 years and for options exercisable was 6.7 years at December 31, 2012.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.78 as of December 31, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the nine months ended December 31, 2012 was $32,000. The aggregate intrinsic value for options outstanding was $221,000, and for options exercisable was $131,000 at December 31, 2012.

As of December 31, 2012, total compensation cost related to non-vested stock options not yet recognized was $1.7 million, which is expected to be recognized over the next 1.6 years on a weighted-average basis.

During each of the nine months ended December 31, 2012 and 2011, the Company received cash from the exercise of stock options totaling $20,000 and $184,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the nine months ended December 31, 2012 or 2011.

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

A summary of the Company’s restricted stock activity as of December 31, 2012 and of changes during the nine months ended December 31, 2012 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period:	432,415	$1.74
Granted	313,853	1.74
Vested	(132,422)	1.81
Forfeited	(36,333)	1.72
Unvested, end of period	577,513	$1.73

The weighted-average fair value of restricted stock awards granted during the nine months ended December 31, 2012 was $547,000.

The weighted-average remaining vesting period for restricted stock awards outstanding at December 31, 2012 was 1.6 years.

As of December 31, 2012, total compensation cost related to non-vested restricted stock awards not yet recognized was $828,000, which amount is expected to be recognized over the next 1.6 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the nine month periods ended December 31, 2012 or 2011.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the nine months ended December 31, 2012 and 2011 was calculated using the following assumptions:

	Nine Months Ended December 31,
	2012			2011
Expected life (in years)	5.0	-	6.5		5.0
Expected average volatility		65.64%			68%
Risk-free interest rate	0.62	-	1.09%	0.95	-	2.24%
Expected dividend yield		0.0%			0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and nine months ended December 31, 2012 and 2011.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and nine months ended December 31, 2012 was $245,000 and $705,000, respectively, and for the three and nine months ended December 31, 2011 was $509,000 and $933,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). No amount of share-based compensation was capitalized.

Note 14 —Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$10	$(29,077)	$(73)	$(30,953)
Denominator:
Denominator for basic income (loss) per share—weighted-average shares	44,883	36,977	39,749	36,805
Dilutive securities: Employee stock options and restricted stock	143	-	-	-
Denominator for diluted income (loss) per share—adjusted weighted-average shares	45,026	36,977	39,749	36,805
Earnings (loss) per common share:
Basic	$-	$(0.79)	$-	$(0.84)
Diluted	$-	$(0.79)	$-	$(0.84)

Approximately 2.4 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2012 because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive.  Due to the Company’s net loss for the nine months ended December 31, 2012 diluted loss per share excludes 2.4 million of stock options and restricted stock awards because their inclusion would have been anti-dilutive.  Due to the Company’s net loss for the three and nine months ended December 31, 2011 diluted loss per share excludes 3.0 million and 2.9 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Note 15 — Income Taxes

For the three months ended December 31, 2012, the Company recorded income tax expense of $1.6 million, compared to income tax expense of $14.5 million for the three months ended December 31, 2011. The effective income tax rate for the three months ended December 31, 2012 was 99.4%, compared to negative 98.9% for the three months ended December 31, 2011.  For the nine months ended December 31, 2012, the Company recorded income tax expense of $1.6 million, compared to income tax expense of $13.2 million for the nine months ended December 31, 2011. The effective income tax rate for the nine months ended December 31, 2012 was 104.7%, compared to negative 74.8% for the nine months ended December 31, 2011.  The Company did not record a provision for or benefit from income taxes for our Canadian subsidiary because we have available net operating losses to offset future taxable income.  For the nine months ended December 31, 2012, the effective tax rate differs from the federal tax rate of 34% primarily due to state taxes, unrecognized income tax benefits and costs related to the acquisition of SpeedFC.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of both December 31, 2012 and March 31, 2012, the Company had a net deferred tax asset position before valuation allowance of $29.8 million and $38.9 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.  The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $19.4 million and $18.9 million has been recorded as of December 31, 2012 and March 31, 2012, respectively, including a full valuation allowance against our Canada net operating loss.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $518,000. During the nine months ended December 31, 2012, $89,000 of UTB’s were reversed due to statute lapses, which was net of $51,000 of deferred federal and state income tax benefits. At December 31, 2012, interest accrued was $219,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $819,000.

The Company’s federal income tax returns for tax years ending in 2010 through 2012 remain subject to examination by tax authorities. The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2013.

Note 16 — Business Segments

The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income and income taxes to the respective divisions.

Beginning in the quarter ended December 31, 2012, the Company changed its reporting segments in connection with the acquisition of SpeedFC. The Company previously reported segment information under two reporting segments including distribution and publishing.  Effective the quarter ended December 31, 2012, the Company’s segments are defined as follows:

Through the distribution business, the Company distributes computer software, consumer electronics and accessories and video games.

Through the e-commerce and fulfillment services business, the Company provides logistics, information technology and fulfillment services to customers.

       The distribution segment results as reported prior to the quarter ended December 31, 2012 included operating results of fee-based logistical services which is now included in the e-commerce & fulfillment services segment.   In addition, the results of the previously reported publishing segment are included in the distribution segment beginning the quarter ended December 31, 2012.

Financial information below has been recast to conform with the presentation change effective the quarter ended December 31, 2012 as discussed above.  Financial information by reportable segment is included in the following summary for the three and nine months ended  December 31, 2012 and 2011 (in thousands):

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended December 31, 2012
Net sales	$156,856	$21,428	$178,284
Income (loss) from operations	499	1,959	2,458
Income (loss) from operations, before income tax	(160)	1,790	1,630
Depreciation and amortization expense	760	497	1,257
Capital expenditures	476	290	766
Total assets	164,836	85,188	250,024

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended December 31, 2011
Net sales	$151,298	$2,199	$153,497
Income (loss) from operations	(13,980)	(177)	(14,157)
Income (loss) from operations, before income tax	(14,337)	(283)	(14,620)
Depreciation and amortization expense	771	112	883
Capital expenditures	14	4	18
Total assets	162,052	2,842	164,894

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Nine months ended December 31, 2012
Net sales	$340,476	$33,212	$373,688
Income (loss) from operations	21	2,729	2,750
Income (loss) from operations, before income tax	(669)	2,231	1,562
Depreciation and amortization expense	2,248	637	2,885
Capital expenditures	1,023	530	1,553
Total assets	164,836	85,188	250,024

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Nine months ended December 31, 2011
Net sales	$359,167	$4,914	$364,081
Income (loss) from operations	(15,045)	(1,292)	(16,337)
Income (loss) from operations, before income tax	(16,110)	(1,601)	(17,711)
Depreciation and amortization expense	2,283	499	2,782
Capital expenditures	589	4	593
Total assets	162,052	2,842	164,894

Segment results for the quarters ended June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 are re-stated below based on the Company’s reportable segments are as follows (in thousands):

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended June 30, 2011
Net sales	$102,701	$1,315	$104,016
Income (loss) from operations	(65)	(530)	(595)
Income (loss) from operations, before income tax	(335)	(628)	(963)
Depreciation and amortization expense	761	211	972
Capital expenditures	252	—	252

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended September 30, 2011
Net sales	$105,168	$1,400	$106,568
Income (loss) from operations	(1,000)	(585)	(1,585)
Income (loss) from operations, before income tax	(1,438)	(690)	(2,128)
Depreciation and amortization expense	750	177	927
Capital expenditures	323	—	323

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended March 31, 2012
Net sales	$113,881	$2,862	$116,743
Income (loss) from operations	(5,694)	(272)	(5,966)
Income (loss) from operations, before income tax	(5,627)	(390)	(6,017)
Depreciation and amortization expense	741	101	842
Capital expenditures	296	—	296

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended June 30, 2012
Net sales	$86,774	$4,498	$91,272
Income (loss) from operations	(584)	90	(494)
Income (loss) from operations, before income tax	(756)	(74)	(830)
Depreciation and amortization expense	742	71	813
Capital expenditures	17	202	219

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended September 30, 2012
Net sales	$96,846	$7,286	$104,132
Income (loss) from operations	106	680	786
Income (loss) from operations, before income tax	247	515	762
Depreciation and amortization expense	745	69	814
Capital expenditures	530	38	568
____________

Product Line Data

 The following table provides net sales by product line for the distribution segment for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Software	$107,638	$104,359	$249,838	$258,413
Consumer electronics and accessories	47,363	32,640	83,863	59,682
Video games	1,855	10,785	6,775	21,137
Home video	-	3,514	-	19,935
Consolidated	$156,856	$151,298	$340,476	$359,167

Geographic Data

The following table provides net sales by geographic region for the three and nine months ended December 31, 2012 and 2011 and property, plant and equipment, net of accumulated depreciation by geographic region at December 31, 2012 and March 31, 2012 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Sales	2012	2011	2012	2011
United States	$144,666	$127,904	$311,268	$318,857
International	33,618	25,593	62,420	45,224
Total net sales	$178,284	$153,497	$373,688	$364,081

Property, Plant and Equipment, Net	December 31, 2012	March 31,2012
United States	$11,309	$6,613
International	132	255
Total property, plant and equipment, net	$11,441	$6,868

Sales Channel Data

The following table provides net sales by sales channel for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Retail sales channel	$129,943	$125,329	$289,665	$307,460
E-commerce sales channel	48,341	28,168	84,023	56,621
Total net sales	$178,284	$153,497	$373,688	$364,081

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We offer a vertically integrated, multi-channel platform of e-commerce services and distribution solutions to retailers and manufacturers. We offer retail distribution programs, website development and hosting, customer care, e-commerce fulfillment, and third party logistics services.

Since our founding in 1983, we have established retail distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Target, Office Depot and OfficeMax, and we distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. In November 2012 we acquired SpeedFC, Inc. (“SpeedFC”), a leading provider of end-to-end e-commerce services. This acquisition allows us to provide a broad array of e-commerce services that includes website development and integration, web hosting, cross-channel order management and reporting, and fulfillment and customer care to online retailers and manufacturers.

Beginning in the quarter ended December 31, 2012, we changed our reporting segments in connection with the acquisition of SpeedFC, Inc. We previously reported segment information under two reporting segments including distribution and publishing. Effective the quarter ended December 31, 2012, our business operates through two business segments: Distribution and E-Commerce and Fulfillment Services.

Through our distribution business, we distribute computer software, consumer electronics and accessories and video games, and sell proprietary software products for the PC and Mac platforms.

Through our ecommerce and fulfillment services business, we provide web site development and hosting, customer care, e-commerce fulfillment and third party logistics services.

The distribution segment results as reported prior to the quarter ended December 31, 2012 included operating results of fee-based logistical services which is now included in the e-commerce & fulfillment services segment.   In addition, the results of the previously reported publishing segment are included in the distribution segment beginning the quarter ended December 31, 2012.

Recent events

On November 20, 2012, Navarre acquired all of the equity interests from all of the stock and option holders (the “SFC Equityholders”) of SpeedFC, Inc. (a Delaware corporation), through a merger of that entity with and into a Navarre wholly-owned subsidiary, now named SpeedFC, Inc., a Minnesota corporation (“SpeedFC”)(the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”). SpeedFC is a leading provider of end-to-end e-commerce services to retailers and manufacturers and is part of the Company’s e-commerce and fulfillment segment.

The aggregate Acquisition consideration consisted of initial consideration of $50.0 million in cash and shares of Navarre common stock, with additional contingent payments in cash and common stock available as described below, both payable to the SFC Equityholders proportionate to their prior ownership in SpeedFC, as adjusted pursuant to the Merger Agreement. The initial consideration paid at closing was comprised of: (i) $25.0 million in cash (less certain escrow and holdback amounts, and subject to certain net working capital and post-closing adjustments); and (ii) $25.0 million worth of shares of Navarre common stock, or 17,095,186 shares.

The contingent consideration payable to the SFC Equityholders is subject to the achievement of certain financial performance metrics by SpeedFC in the 2012 calendar year related to an adjusted EBITDA target, which, if met, would require: (i) the payment of up to a maximum of $5.0 million in cash consideration, with up to a maximum of $1.25 million payable in early 2013 and up to a maximum of $3.75 million (before interest of five percent per annum) payable in equal, quarterly installments beginning in late fiscal 2013 and ending on February 29, 2016 (the “Contingent Cash Payment”) and (ii) the issuance of up to 6,287,368 shares of Navarre common stock to the SFC Equityholders, with up to 2,215,526 (“First Equity Amount”) shares payable in early 2013, up to 738,509 shares (“Second Equity Amount”) payable in late 2013, and 3,333,333 shares payable at the same time as the Second Equity Amount (all equity amounts together, the “Contingent Equity Payment”). The Contingent Cash Payment and Contingent Equity Payment amounts are subject to certain escrow conditions and adjustments in connection with the measurement periods for evaluation of the achievement of financial performance metrics. If all contingent equity amounts are fully earned, a total of 23,382,554 shares of Navarre common stock could be issued in connection with the Acquisition.

Executive Summary

Consolidated net sales for the third quarter of fiscal 2013 increased 16.1% to $178.3 million compared to $153.5 million for the third quarter of fiscal 2012. The $24.8 million increase in net sales was primarily due to an increase in net sales in the consumer electronics and accessories category of $14.7 million compared to the third quarter of fiscal 2012, due to distribution of new products to existing and new customers, and due to our recent acquisition of SpeedFC, which generated $13.6 million of net sales in the third quarter of fiscal 2013.  In addition, net sales increased $3.3 million in our software category due to expanded distribution to existing and new customers, partially offset by a decrease in net sales in the video game category of $8.9 million compared to the third quarter of fiscal 2012 and a decrease in net sales in the home video category of $3.5 million compared to the third quarter of fiscal 2012 due to our transition out of the home video product category.

Our gross profit increased to $17.0 million, or 9.5% of net sales, in the third quarter of fiscal 2013 compared to $7.5 million, or 4.9% of net sales, for the same period in fiscal 2012. The $9.5 million increase in gross profit was principally due to a higher volume of consumer electronics and accessories products of $1.2 million and the contribution of gross profit of $2.3 million from SpeedFC.  Additionally, the third quarter of fiscal 2012 includes restructure and impairment charges of $8.8 million.

Total operating expenses for the third quarter of fiscal 2013 were $14.5 million, or 8.2% of net sales, compared to $21.7 million, or 14.1% of net sales, in the same period for fiscal 2012. The third quarter of fiscal 2012 includes $8.2 million of restructure and impairment charges.  The remaining $500,000 decrease is primarily due to operating efficiencies resulting from the Restructuring Plan completed in fiscal 2012 offset by transaction and transition costs related to the acquisition of SpeedFC of $1.5 million.

Net income for the third quarter of fiscal 2013 was $10,000 or zero per diluted share compared to a net loss of $29.1 million or $0.79 per diluted share for the same period last year.

Consolidated net sales for the nine months ended December 31, 2012 increased 2.6% to $373.7 million compared to $364.1 million for the first nine months of fiscal 2012. This $9.6 million increase in net sales was primarily due to an increase in net sales in the consumer and electronics category of $24.2 million compared to the first nine months of fiscal 2012 and our recent acquisition of SpeedFC which generated $13.6 million of net sales for the first nine months of fiscal 2013.   The increase was partially offset by a decrease in net sales in the video game category of $14.4 million compared to the first nine months of fiscal 2012, a decrease in net sales in the software category of $8.6 million and a decrease in net sales in the home video category of $19.9 million compared to the first nine months of fiscal 2012 due to our transition out of the home video product category.

Our gross profit increased to $39.0 million, or 10.4% of net sales, for the first nine months of fiscal 2013 compared to $33.5 million, or 9.2% of net sales, for the same period in fiscal 2012. The $5.5 million increase in gross profit was principally due to a higher volume of fulfillment services of $2.3 million and the contribution of gross profit of $2.3 million from SpeedFC.  This increase was partially offset by the sale of lower gross profit margin software titles in the distribution segment.  Additionally, fiscal 2012 includes restructure and impairment charges of $8.8 million.

Total operating expenses for the first nine months of fiscal 2013 were $36.3 million, or 9.7% of net sales, compared to $49.9 million, or 13.7% of net sales, in the same period for fiscal 2012. Fiscal 2012 includes restructuring and impairment charges of $10.1 million.  The remaining $3.5 million decrease was primarily due to operating efficiencies resulting from the Restructuring Plan completed in fiscal 2012 offset by $1.9 million of transaction and transition costs and $854,000 of operating expenses related to the acquisition of SpeedFC.

Net loss for the first nine months of fiscal 2013 was $73,000 or zero per diluted share compared to net loss of $31.0 million or $0.84 per diluted share for the same period last year.

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

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   On November 20, 2012, 2012 the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017.

 The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

At December 31, 2012 and March 31, 2012 we had $17.4 million and zero outstanding on the Credit Facility, respectively.   Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $26.4 million and $30.4 million at December 31, 2012 and March 31, 2012, respectively. At December 31, 2012, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.38% and 4.25% at both December 31, 2012 and March 31, 2012, respectively. Such interest amounts have been, and continue to be, payable monthly.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following: our revenues being derived from a small group of customers; our dependence on significant vendors and manufacturers and the popularity of their products; technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations; inability to adapt to evolving technological standards; some revenues are dependent on consumer preferences and demand; our restructuring efforts may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;  a deterioration in businesses of significant customers could harm our business; the seasonality and variability in our business and decreased sales could adversely affect our results of operations; growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business; the extent to which our insurance does not mitigate the risks facing our business or our insurers are unable to meet their obligations, our operating results may be negatively impacted; increased counterfeiting or piracy may negatively affect demand for our home entertainment products; we may not be able to protect our intellectual property rights; the failure to diversify our business could harm us; the loss of key personnel could affect the depth, quality and effectiveness of the management team; our ability to meet our significant working capital requirements or if working capital requirements change significantly; product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity; the potential for inventory values to decline; impairment in the carrying value of our assets could negatively affect consolidated results of operations; our credit exposure or negative product demand trends or other factors could cause credit loss; our ability to adequately and timely adjust cost structure for decreased demand; our ability to compete effectively in distribution and e-commerce and fulfillment services, which are highly competitive industries; our dependence on third-party shipping and fulfillment for the delivery of our product; our reliance on third-party subcontractors for certain of our business services; developing software is complex, costly and uncertain and operational errors or defects in such products could result in liabilities and/or impair such products’ marketability; our dependence on information systems; future acquisitions or divestitures could disrupt business; future acquisitions could result in potentially unsuccessful integration of acquired companies; interruption of our business or catastrophic loss at any of our facilities could curtail or shutdown our business; future terrorist or military activities could disrupt our operations or harm assets; we may be subject to one or more jurisdictions asserting that we should collect or should have collected sales or other taxes; our ability to use net operating loss carryforwards to reduce future tax payments may be limited; we may be unable to refinance our debt facility; our debt agreement limits operating and financial flexibility; we may incur additional debt; changes to financial standards could adversely affect our reported results of operations; our e-commerce business has inherent cybersecurity risks that may disrupt our business; fluctuations in stock price could adversely affect our ability to raise capital or make our securities undesirable; the exercise of outstanding options could adversely affect our stock price; our anti-takeover provisions, our ability to issue preferred stock and our staggered board may discourage takeover attempts beneficial to shareholders; we do not intend to pay dividends on common stock, thus shareholders should not expect a return on investment through dividend payments; and our directors may not be personally liable for certain actions which may discourage shareholder suits against them.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2012 and other public filings and disclosures.  We have identified additional risks under Item 1A. Risk Factors to this Form 10-Q.  Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, restructuring charges, software development costs and contingencies and litigation. Other than the addition of the accounting policy related to software development costs and acquisitions and the addition to our revenue recognition accounting policy below, there have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012.

Software development costs. Capitalization of software development costs begins upon the establishment of technological feasibility. In the development of our products and our enhancements to existing products, technological feasibility is not established until substantially all product development is complete, including the development of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Such costs are amortized using the straight-line method beginning when the product or enhancement is available for general release over the estimated economic life of the product or enhancement, generally three years.

Acquisition. Initial consideration is recognized at fair value as of the acquisition date.  Any contingent consideration is recognized as a liability at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Acquisition costs are generally expensed as incurred.

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities based on their estimated fair values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. We determine the fair values of such assets, principally intangible assets, generally in consultation with third-party valuation advisors.

Addition to revenue recognition accounting policy. A portion of the e-commerce and fulfillment services business revenue arrangements include multiple service elements, such as web implementation and migration, web site support, e-commerce services and additional services.  These deliverables are regarded as one unit of accounting and the revenue recognition pattern is determined for the combined unit.  The contracted value of the revenue and related costs for elements not quoted on a monthly basis, such as web site implementation and migration, are deferred and recognized ratably over the term of the arrangement, approximately three years, beginning when delivery has occurred. The revenues from the remaining service elements are recorded on a monthly basis as the services are provided. Costs associated with the web site implementation and migration are deferred and recognized ratably over the term of the arrangement consistent with the recognition of revenues.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Income (Loss).

	Three Months Ended December 31, (Unaudited)		Nine Months Ended December 31, (Unaudited)
	2012	2011	2012	2011
Net sales:
Distribution	88.0%	98.6%	91.1%	98.7%
E-commerce and fulfillment services	12.0	1.4	8.9	1.3
Total net sales	100.0	100.0	100.0	100.0
Cost of sales:
Distribution	80.2	93.9	82.0	89.5
E-commerce and fulfillment services	10.3	1.2	7.6	1.3
Total cost of sales	90.5	95.1	89.6	90.8
Gross profit
Distribution	7.8	4.7	9.1	9.2
E-commerce and fulfillment services	1.7	0.2	1.3	-
Total gross profit	9.5	4.9	10.4	9.2
Operating expenses
Selling and marketing	3.0	3.7	3.6	4.4
Distribution and warehousing	1.3	1.7	1.6	2.1
General and administrative	2.5	3.3	2.9	3.9
Information technology	0.9	1.0	1.0	1.1
Depreciation and amortization	0.4	0.5	0.6	0.6
Goodwill and intangible impairment	-	3.9	-	1.6
Total operating expenses	8.1	14.1	9.7	13.7
Income (loss) from operations	1.4	(9.2)	0.7	(4.5)
Interest income (expense), net	(0.2)	(0.2)	(0.1)	(0.2)
Other income (expense), net	(0.3)	(0.1)	(0.2)	(0.2)
Income (loss)— before taxes	0.9	(9.5)	0.4	(4.9)
Income tax benefit	(0.9)	(9.4)	(0.4)	(3.6)
Net income (loss)	-%	(18.9)%	-%	(8.5)%

Distribution Segment

The distribution segment distributes computer software, consumer electronics and accessories and video games.

Fiscal 2013 Third Quarter Results Compared To Fiscal 2012 Third Quarter

Net Sales

Net sales for the distribution segment increased $5.6 million, or 3.7%, to $156.9 million for the third quarter of fiscal 2013 compared to $151.3 million for the third quarter of fiscal 2012.  Net sales in the software product group increased $3.3 million to $107.6 million during the third quarter of fiscal 2013 from $104.4 million for the same period last year due to increased demand for our software products. Consumer electronics and accessories net sales increased $14.7 million to $47.4 million during the third quarter of fiscal 2013 compared to $32.6 million for the same period last year due to distribution of new products to existing and new customers.  Video games net sales decreased $8.9 million to $1.9 million in the third quarter of fiscal 2013 from $10.8 million for the same period last year, due to fewer video game releases. Home video net sales decreased to zero in the third quarter of fiscal 2013 from $3.5 million in the third quarter of fiscal 2012, due to our transition out of home video exclusive content.   We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $13.8 million, or 8.8% of net sales, for the third quarter of fiscal 2013 compared to $7.2 million, or 4.7% of net sales, for the third quarter of fiscal 2012. Fiscal 2012 includes restructure and impairment charges of $8.8 million.  Excluding the restructure and impairment charges, the $2.2 million decrease in gross profit was primarily due to an increase in sales of lower margin software products and the decline in volume of video games.  We expect gross profit rates to fluctuate depending principally upon the make-up of products sold; however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the distribution segment were $13.3 million, or 8.5% of net sales, for the third quarter of fiscal 2013 compared to $21.1 million, or 14.0% of net sales, for the third quarter of fiscal 2012. The third quarter of fiscal 2012 includes $8.3 million of restructure and impairment charges.  Excluding restructure and impairment charges, the $500,000 increase is the result of $1.5 million of transaction and transition costs related to the acquisition of SpeedFC partially offset by a reduction in personnel and related costs resulting from the Restructuring Plan completed in fiscal 2012.

Selling and marketing expenses for the distribution segment were $4.9 million, or 3.1% of net sales, for the third quarter of fiscal 2013 compared to $5.4 million, or 3.6% of net sales, for the third quarter of fiscal 2012.  The third quarter of fiscal 2012 includes $300,000 of restructure and impairment charges.  The remaining decrease is primarily a result of a reduction in personnel and related costs and advertising resulting from the Restructuring Plan completed in fiscal 2012.

Distribution and warehousing expenses for the distribution segment were $2.4 million, or 1.5% of net sales, for the third quarter of fiscal 2013 compared to $2.7 million, or 1.8% of net sales, for the third quarter of fiscal 2012. The $291,000 decrease was primarily a result of a reduction in rent expense due to vacating a warehouse facility during fiscal 2012, in addition to a reduction of personnel and related costs.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $4.3 million, or 2.7% of net sales, for the third quarter of fiscal 2013 compared to $4.8 million, or 3.1% of net sales, for the third quarter of fiscal 2012. The third quarter of fiscal 2012 includes $1.8 million of restructure and impairment charges.  The remaining decrease in the third quarter of fiscal 2013 was primarily a result of decreased personnel and related costs and professional fees offset by $1.5 million in transaction and transition costs related to the acquisition of SpeedFC.

Information technology expenses for the distribution segment were $968,000, or 0.6% of net sales, for the third quarter of fiscal 2013 compared to $1.5 million, or 1.0% of net sales, for the third quarter of fiscal 2012.  The decrease is primarily a due to a reduction in personnel and related costs resulting from the Restructuring Plan completed in fiscal 2012.

Depreciation and amortization expense for the distribution segment was $760,000 for the third quarter of fiscal 2013 compared to $771,000 for the second quarter of fiscal 2012.

Operating Income (Loss)

Net operating income for the distribution segment was $499,000 for the third quarter of fiscal 2013 compared to net operating loss of $14.0 million for the third quarter of fiscal 2012.

Fiscal 2013 Nine Months Results Compared With Fiscal 2012 Nine Months

Net Sales

Net sales for the distribution segment decreased $18.7 million, or 5.2%, to $340.5 million for the first nine months of fiscal 2013 compared to $359.2 million for the first nine months of fiscal 2012. Consumer electronics and accessories net sales increased $24.2 million to $83.9 million during the first nine months of fiscal 2013 from $59.7 million for the same period last year due to the distribution of new products to existing and new customers.  Net sales decreased $8.6 million in the software product group to $249.8 million for the first nine months of fiscal 2013 from $258.4 million for the same period last year primarily due to decreased demand for our software products. Video games net sales decreased $14.4 million to $6.8 million for the first nine months of fiscal 2013 from $21.1 million for the same period last year, due to fewer video game releases. Home video net sales decreased to zero for the first nine months of fiscal 2013 from $19.9 million for the first nine months of fiscal 2012, due to our transition out of home video exclusive content. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $34.2 million, or 10.0% of net sales, for the first nine months of fiscal 2013 compared to $33.3 million, or 9.3% of net sales, for the first nine months of fiscal 2012. Fiscal 2012 includes restructure and impairment charges of $8.8 million. The decrease in gross profit is due to the decrease in sales volume and an increased mix of lower gross profit margin security and utility software products. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.

Operating Expenses

Total operating expenses for the distribution segment were $34.2 million, or 10.0% of net sales, for the first nine months of fiscal 2013 compared to $48.3 million, or 13.5% of net sales, for the same period of fiscal 2012. Fiscal 2012 includes $10.1 million of restructure and impairment charges.  The remaining $4.0 million decrease is primarily due to operating efficiencies as a result of the Restructuring Plan completed in fiscal 2012 offset by $1.9 million of transaction and transition costs related to the acquisition of SpeedFC.

Selling and marketing expenses for the distribution segment decreased $2.2 million to $12.9 million, or 3.8% of net sales, for the first nine months of fiscal 2013 compared to $15.1 million, or 4.2% of net sales, for the first nine months of fiscal 2012.  Fiscal 2012 includes $300,000 of restructure and impairment charges.  The remaining decrease was primarily due to a reduction in variable freight costs due to decreased net sales and efficiencies in addition to a reduction of personnel and related costs.

Distribution and warehousing expenses for the distribution segment were $5.9 million, or 1.7% of net sales, for the first nine months of fiscal 2013 compared to $7.6 million, or 2.1% of net sales, for the same period of fiscal 2012.  The $1.7 million decrease was primarily a result of a reduction in rent expense due to vacating a warehouse facility during fiscal 2012 in addition to a reduction of personnel and related costs.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $10.1 million, or 3.0% of net sales, for the first nine months of fiscal 2013 compared to $13.3 million, or 3.7% of net sales, for the first nine months of fiscal 2012. Fiscal 2012 includes $3.3 million of restructure and impairment charges.  Further, expenses decreased in the first nine months of fiscal 2013 due to decreased compensation expense, offset by $1.9 million of transaction and transition costs related to the acquisition of SpeedFC.

Information technology expenses for the distribution segment were $3.1 million, or 0.9% of net sales, for the first nine months of fiscal 2013 compared to $4.0 million, or 1.1% of net sales, for the first nine months of fiscal 2012, primarily a result of decreased personnel costs.

Depreciation and amortization for the distribution segment was $2.2 million for the first nine months of fiscal 2013 and $2.3 million the first nine months of fiscal 2012.

Operating (Loss) Income

Net operating income for the distribution segment was $21,000 for the first nine months of fiscal 2013 compared to net operating loss of $15.0 million for the same period of fiscal 2012.

E-commerce and Fulfillment Services Segment

The e-commerce and fulfillment business provides web site development and hosting, customer care, e-commerce fulfillment and third party logistics services.

Fiscal 2013 Third Quarter Results Compared To Fiscal 2012 Third Quarter

Net Sales

Net sales for the e-commerce and fulfillment services segment were $21.4 million for the third quarter of fiscal 2013 compared to $2.2 million for the third quarter of fiscal 2012. The $19.2 million, or 874.4% increase in net sales, was primarily due to organic growth of the existing e-commerce and fulfillment services business of $5.6 million and the acquisition of SpeedFC effective November 20, 2012, which generated net sales of $13.6 million during the third quarter of fiscal 2013.  We believe sales results in the future will be dependent upon our ability to continue to win new client relationships and generate new opportunities in our client pipeline.

Gross Profit

Gross profit for the e-commerce and fulfillment services segment was $3.2 million, or 14.9% of net sales, for the third quarter of fiscal 2013 compared to $367,000, or 16.7% of net sales, for the third quarter of fiscal 2012. The increase in gross profit is a result of growth of service revenue volume and the contribution of SpeedFC for the quarter of $2.3 million.  We expect gross profit rates to fluctuate depending principally upon the make-up of service revenue mix.

Operating Expenses

Total operating expenses for the e-commerce and fulfillment services segment increased to $1.2 million, or 5.7% of net sales, for the third quarter of fiscal 2013, compared to $544,000, or 41.4% of net sales, for the third quarter of fiscal 2012, all primarily related to the addition of SpeedFC in the quarter.

Selling and marketing expenses for the e-commerce and fulfillment services segment were $395,000, or 1.8% of net sales, for the third quarter of fiscal 2013 compared to $290,000, or 22.1% of net sales, for the third quarter of fiscal 2012.

General and administrative expenses for the e-commerce and fulfillment services segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the e-commerce and fulfillment services segment were $271,000, or 1.3% of net sales, for the third quarter of fiscal 2013, compared to $254,000, or 19.3% of net sales, for the third quarter of fiscal 2012.

Information technology expenses for the e-commerce and fulfillment services segment were $565,000, or 2.6% of net sales, for the third quarter of fiscal 2013 compared to zero for the third quarter of fiscal 2012.

Operating Income

The e-commerce and fulfillment services segment had a net operating income of $2.0 million for the third quarter of fiscal 2013 compared to net operating loss of $177,000 for the third quarter of fiscal 2012.

Fiscal 2013 Nine Months Results Compared With Fiscal 2012 Nine Months

Net Sales

Net sales for the e-commerce and fulfillment services segment were $33.2 million for the first nine months of fiscal 2013 compared to $4.9 million for the same period of fiscal 2012. The $28.3 million, or 576% increase in net sales, over the prior year nine months was primarily due to organic growth of the existing e-commerce and fulfillment services business of $14.7 million in addition to the acquisition of SpeedFC as of November 20, 2012 which contributed $13.6 million in net sales for the first nine months of fiscal 2013.  We believe sales results in the future will be dependent upon our ability to continue to win new client relationships and generate new opportunities in our client pipeline.

Gross Profit

Gross profit for the e-commerce and fulfillment services segment was $4.8 million, or 14.5% of net sales, for the first nine months of fiscal 2013 compared to $256,000, or 5.2% of net sales, for the first nine months of fiscal 2012. We expect gross profit rates to fluctuate depending principally upon the make-up of services provided to the e-commerce and fulfillment services customers.

Operating Expenses

Total operating expenses increased $551,000 for the e-commerce and fulfillment services segment to $2.1 million for the first nine months of fiscal 2013 from $1.5 million for the first nine months of fiscal 2012, primarily as a result of the acquisition of SpeedFC.

Selling and marketing expenses for the e-commerce and fulfillment services segment were $932,000, or 2.8% of net sales, for the first nine months of fiscal 2013 compared to $683,000, or 13.9% of net sales, for the first nine months of fiscal 2012.

General and administrative expenses for the e-commerce and fulfillment services segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the e-commerce and fulfillment services segment decreased to $602,000, or 1.8% of net sales, for the first nine months of fiscal 2013 compared to $863,000, or 17.6% of net sales, for the first nine months of fiscal 2012.  The $261,000 decrease was primarily due to a decrease in personnel costs as a result of operating efficiencies offset by additional expenses incurred for the SpeedFC acquisition.

Information technology expenses for the e-commerce and fulfillment services segment were $565,000, or 1.7% of net sales, for the first nine months of fiscal 2013 compared to zero for the first nine months of fiscal 2012.

Operating Income

The e-commerce and fulfillment services segment had net operating income of $2.7 million for the first nine months of fiscal 2013 compared to net operating loss of $1.3 million for the first nine months of fiscal 2012.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $325,000 for the third quarter of fiscal 2013 compared to expense of $292,000 for the third quarter of fiscal 2012. Interest income (expense), net was expense of $586,000 for the first nine months of fiscal 2013 compared to expense of $873,000 for the same period of fiscal 2012.  The decrease in interest expense for the first nine months of fiscal 2013 was a result of a reduction in borrowings.

Other income (expense), net, which consists primarily of foreign exchange loss, for the three and nine months ended December 31, 2012 was expense of $503,000 and $602,000, respectively.  Other income (expense), net, which consists of foreign exchange loss, for the three and nine months ended December 31, 2011 was expense of $171,000 and $501,000, respectively.

Consolidated Income Tax Benefit

We recorded income tax expense of $1.6 million for the third quarter of fiscal 2013 or an effective tax rate of 99.4% compared to income tax expense of $14.5 million or an effective tax rate of negative 98.9% for the third quarter of fiscal 2012. We recorded income tax expense for the first nine months of fiscal 2013 of $1.6 million or an effective tax rate of 104.7% compared to income tax expense of $13.2 million or an effective tax rate of negative 74.8% for the first nine months of fiscal 2012.  We did not record a provision for or benefit from income taxes for our Canadian subsidiary because we have available net operating losses to offset future taxable income.  For the nine months ended December 31, 2012, the effective tax rate differs from the federal tax rate of 34% primarily due to state taxes, unrecognized income tax benefits and costs related to the acquisition of SpeedFC, Inc.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of both December 31, 2012 and March 31, 2012, we had a net deferred tax asset position before valuation allowance of $29.8 million and $38.9 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.  We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $19.4 million and $18.9 million has been recorded as of December 31, 2012 and March 31, 2012, respectively, including a full valuation allowance against our Canada net operating losses.

We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2012, interest accrued was approximately $190,000, which was net of federal and state tax benefits, and total UTB’s net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $518,000. During the nine months ended December 31, 2012, $89,000 of UTB’s were reversed due to statute lapses, which was net of $51,000 of deferred federal and state income tax benefits. At December 31, 2012, interest accrued was $219,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $819,000.

Consolidated Net Income (Loss)

For the third quarter of fiscal 2013, we recorded net income of $10,000 compared to a net loss of $29.1 million for the same period last year.  For the first nine months of fiscal 2013, we recorded a net loss of $73,000, compared to net loss of $31.0 million for the same period last year.

Market Risk

At December 31, 2012, we had $17.4 million outstanding indebtedness subject to interest rate fluctuations. A 100-basis point change in the current LIBOR rate would cause our projected annual interest expense, based on current borrowed amounts, to change by approximately $174,000. The fluctuation in our debt service requirements, in addition to interest rate changes, may be impacted by future borrowings under our credit facility or other alternative financing arrangements.

Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense.  During the three and nine months ended December 31, 2012 we had foreign exchange transaction loss of $388,000 and $493,000, respectively and foreign exchange transaction loss of $172,000 and $501,000, respectively, for the three and nine months ended December 31, 2011.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month.  The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss.  At December 31, 2012 we had accumulated other comprehensive gain related to foreign translation of $150,000 compared to a loss of $9,000 at March 31, 2012.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash used in operating activities for the first nine months of fiscal 2013 was $6.8 million compared to $9.3 million for the same period last year.

The net cash used in operating activities for the first nine months of fiscal 2013 mainly reflected our various non-cash charges, including depreciation and amortization of $3.7 million, share-based compensation of $705,000, a decrease in deferred income taxes of $412,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first nine months of fiscal 2013: accounts receivable increased $63.9 million, resulting from the timing of sales and the addition of SpeedFC receivables; inventories increased $10.1 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $795,000, primarily resulting from the timing of payments; accounts payable increased $61.9 million, primarily as a result of timing of payments and purchases and the addition of SpeedFC payables; and accrued expenses increased $896,000, net of various accrual payments.

The net cash used in operating activities for the first nine months of fiscal 2012 mainly reflected our net loss, combined with various non-cash charges, including the reversal of the first anniversary Punch! contingent payment accrual of $526,000 which was unearned, depreciation and amortization of $2.8 million, amortization of debt acquisition costs of $448,000, amortization of software development costs of $1.9 million, share-based compensation of $933,000, goodwill and intangibles impairment of $6.0 million, a decrease in deferred income taxes of $13.4 million, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first nine months of fiscal 2012: accounts receivable increased $34.4 million, resulting from the timing of sales, net of decreased sales during the quarter; inventories increased $8.0 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line; prepaid expenses decreased $5.9 million, primarily resulting from the write-down of prepaid expenses and recoupment of prepaid royalties; income taxes receivable increased $20,000, primarily due to the timing of required tax payments and tax refunds; accounts payable increased $33.8 million, primarily as a result of timing of payments and purchases; income taxes payable decreased $37,000 primarily due to the timing of required tax payments and tax refunds; and accrued expenses decreased $661,000, net of various accrual payments and a decrease in accrued wages due to timing of pay periods.

Investing Activities

Cash flows used in investing activities totaled $26.2 million for the first nine months of fiscal 2013 and cash flows provided by investing activities totaled $20.0 million for the same period last year.

The Company used $24.5 million in cash for the acquisition of SpeedFC in the first nine months of fiscal 2013.

The Company made investments in software development of $102,000 and $905,000 for the first nine months of fiscal 2013 and 2012, respectively.

The purchases of property and equipment totaled $1.6 million and $593,000 in the first nine months of fiscal 2013 and 2012, respectively. Purchases of property and equipment in fiscal 2013 and 2012 consisted primarily of computer equipment.

Proceeds from the sale of discontinued operations totaled $22.5 million and payment of the note payable — acquisition totaled $1.0 million, both in the first nine months of fiscal 2012.

Financing Activities

Cash flows provided financing activities totaled $27.4 million for the first nine months of fiscal 2013 and cash flows used in  financing activities totaled $8.8 million for the first nine months of fiscal 2012.

For the first nine months of fiscal 2013, we had proceeds from and repayments of the revolving line of credit of $133.1 million and $115.7 million, respectively.  Checks written in excess of cash balances increased $10.8 million for the first nine months of fiscal 2013.

Proceeds from the sale of discontinued operations totaled $22.5 million and payment of the note payable — acquisition totaled $1.0 million, both in the first nine months of fiscal 2012.

For the first nine months of fiscal 2012, we had proceeds from and repayments of the revolving line of credit of $34.9 million and a decrease in checks written in excess of cash balances of $8.8 million.

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.  On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At December 31, 2012, we had $17.4 million outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $26.4 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.38% and 4.25% at December 31, 2012 and March 31, 2012, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges and a minimum borrowing base availability requirement. At December 31, 2012, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other growth product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) payments related to restructuring activities (5) equipment and facility needs for our operations; and (6) asset or company acquisitions.

During the first nine months of fiscal 2013, we invested approximately $1.9 million, before recoveries, in connection with the acquisition of licensed and exclusively distributed product in our publishing and distribution segments.

At December 31, 2012, we had $17.3 million outstanding on our $50.0 million Credit Facility.  Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.  At December 31, 2012, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $26.4 million. At December 31, 2012, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms will be sufficient to satisfy our working capital requirements, other cash needs, costs of restructuring and to finance expansion plans and strategic initiatives for at least the next twelve months. Additionally, with respect to long-term liquidity, we filed a Registration Statement on Form S-3 on October 22, 2012 to renew our shelf registration statement covering the offer and sale of up to $20.0 million of common and/or preferred shares, which registration statement was declared effective on February 4, 2013. Any further growth through acquisitions would likely require the use of additional equity or debt capital, some combination thereof, or other financing.

Contractual Obligations

The following table presents information regarding contractual obligations that exist as of December 31, 2012 by fiscal year (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$44,143	$3,634	$8,077	$8,940	$23,492
Capital leases	129	53	64	12	—
License and distribution agreements	2,407	2,047	360	—	—
Total	$46,679	$5,734	$8,501	$8,952	$23,492
________

We have excluded liabilities resulting from uncertain tax positions of $1.5 million from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.

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

(b) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Proceedings disclosed in Note 9 to our consolidated financial statements included herein.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Except as set forth below, there have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Risk Factors Related to the SpeedFC Merger

Navarre shareholders who are not also SFC Equityholders have reduced ownership following the SpeedFC Merger, and may face future dilution due to the earn-out terms of the transaction. Additionally, two SFC Equityholders in particular obtained significant ownerships stakes and are in a position to exert control over the Company.

We issued 17,095,186 shares of our Common Stock to the SFC Equityholders upon the closing of the SpeedFC Merger and may issue up to 6,287,368 additional shares if all of the equity contingent payments related to the SpeedFC Merger are earned. Based on 54,388,875 shares outstanding as of February 6, 2013, the SFC Equityholders hold 31.4%, of the outstanding shares of Navarre Common Stock, and if all contingent equity amounts are earned, could own 38.5%.

In addition, SFC Equityholders Jeffrey B. Zisk and M. David Bryant, who were appointed to the Navarre Board of Directors, and Mr. Zisk was hired to serve as the president of SpeedFC, beneficially own significant amounts of Common Stock of the Company as a result of the transaction. In particular, and using the same outstanding share amounts outlined above, Mr. Zisk beneficially owns 10,198,639 shares of Navarre Common Stock or 18.8% of its outstanding shares, and will beneficially own 13,933,336 shares, or 23.0%, if all contingent amounts are earned, and Mr. Bryant beneficially owns 3,424,762 shares of Navarre common stock or 6.3% of its outstanding shares, and will beneficially own 4,674,062 shares, or 7.7%, if all contingent amounts are earned. Accordingly, the SFC Equityholders, and Messrs. Zisk and Bryant in particular, have significant voting power with respect to shares of Common Stock of the Company and may be able to exert substantial influence over our business and affairs.

If the contingent amounts are earned, the SFC Equityholders will become creditors of Navarre, and their interests may not be the same as those investors who are only Navarre shareholders.

If the contingent payments related to the SpeedFC Merger are earned, the SFC Equityholders will effectively become subordinated, unsecured creditors of Navarre since the cash earn-out payments will be payable, with interest, quarterly over a period of approximately 3 years. If fully earned, the total amount payable could equal a maximum of $5.0 million in cash (before interest), with up to a maximum of $1.25 million due in early 2013, and up to a maximum of $3.75 million (bearing interest at 5% per annum) payable in equal, quarterly installments, due beginning in late 2013 and ending on February 29, 2016. While the SFC Equityholders are also shareholders of Navarre, there is no guarantee that they will remain so once their shares are saleable under Rule 144, or will remain so while they are also a creditor, and even if they remain shareholders, their position as creditors may mean that their interests conflict with those of Navarre shareholders.

The market price of our Common Stock may decline as a result of the SpeedFC Merger or the issuance of shares of our Common Stock.

The market price of our Common Stock may decline as a result of the SpeedFC Merger, or due to the dilution resulting from the share issuances. We may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the SpeedFC Merger or may be subject to other factors that affect preliminary cost estimates. In addition, we are unable to predict the potential effects of the share issuances on the trading activity and market price of our Common Stock. Sales of a substantial number of the shares issued in connection with the SpeedFC Merger will be permissible under Rule 144 six months after issuance.

In addition, we have granted registration rights to the SFC Equityholders for the resale of the shares of our Common Stock issued in connection with the SpeedFC Merger. These registration rights could facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our Common Stock available for public trading. Sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our Common Stock.

The SpeedFC Merger resulted in changes to our Board and management that may affect the strategy and operations of the combined company as compared to that of Navarre and SpeedFC.

Following the completion of the SpeedFC Merger, our Board added two seats, increasing from seven to nine seats, and appointed Jeffrey B. Zisk and M. David Bryant to such seats for an initial term of one year. The Merger Agreement also provides that the Board will nominate Messrs. Zisk and Bryant at the next regularly scheduled shareholder meeting so that they can serve for a total of three years. In addition, Jeffrey B. Zisk became the President of the subsidiary Surviving Corporation, SpeedFC. This new composition of our Board and management team may affect our business strategy and operating decisions going forward. In addition, there can be no assurance that the new board will function effectively as a team and that there will not be any adverse effects on our business as a result.

Our ability to use our net operating loss carryforwards might be limited or eliminated.

We have net operating loss carryforwards of approximately $80.0 million, which are potentially available for U.S. federal tax purposes. These loss carryforwards begin to expire in 2029. To the extent these net operating loss carryforwards are available, we intend to use them to reduce any corporate income tax liability associated with our operations. Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. As a result, prior or future changes in ownership could put limitations on or eliminate the availability of our net operating loss carryforwards to offset any profit. Rules governing the use of net operating loss carryforwards are complex, and any use of our net operating loss carryforwards could be challenged. To the extent our use of net operating loss carryforwards is significantly limited or eliminated, any income generated by us could be subject to corporate income tax earlier than if we were able to use net operating loss carryforwards, which could result in lower profit.

The expected benefits of the SpeedFC Merger may not be realized.

To be successful after the SpeedFC Merger, we need to integrate the operations of SpeedFC. Integration will require substantial management attention and could detract attention from the day-to-day business of Navarre. We could encounter difficulties in the integration process, such as difficulties offering products and services across the increased facility portfolio, the need to revisit assumptions about reserves, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or customers or the need to address unanticipated liabilities. If we cannot integrate our business and SpeedFC’s business successfully, we may fail to realize the expected benefits of the SpeedFC Merger. In addition, we cannot be assured that all of the goals and anticipated benefits of the SpeedFC Merger will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts.

We have incurred substantial expenses related to the SpeedFC Merger and expect to incur additional expense.

We have incurred substantial transaction costs associated with the SpeedFC Merger and expect to incur additional expense. While we have assumed that a high level of expense will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the SpeedFC Merger expenses. Moreover, many of the expenses that could yet be incurred are, by their nature, difficult to estimate accurately. To the extent these SpeedFC Merger expenses are higher than anticipated, our future operating results and financial condition may be materially adversely affected and our ability to meet financial covenants included in the terms of our credit facilities may be impaired.

The escrow and contingent cash consideration may not be sufficient to cover all of the indemnification obligations owed to Navarre Corporation under the Merger Agreement.

Under the Merger Agreement, the SFC Equityholders are required to indemnify us for certain liabilities, costs and expenses, including liabilities, costs and expenses related to certain tax and litigation matters and a breach of the representations and warranties set forth in the Merger Agreement. In certain circumstances, the SFC Equityholders are not required to indemnify us for losses or expenses until such losses or expenses are in excess of $250,000 in the aggregate and, subject to certain adjustments, are not obligated to indemnify us for any losses or expenses in excess of $10,000,000 in the aggregate (or $20,000,000 for losses resulting from breaches of the non-intellectual property and intellectual property representations). The indemnification obligations may not provide adequate protection for any losses or expenses related to these matters. In addition, there may be unknown liabilities that are not covered by the indemnification provisions of the Merger Agreement for which we would not be entitled to indemnification. Finally, the indemnification obligations of the SFC Equityholders are largely expected to be funded out of $4,000,000 escrow and contingent cash consideration which amount may not be sufficient to cover all losses and expenses related to these indemnified matters.

We may be unable to integrate SpeedFC’s business with our own successfully.

We are devoting significant management attention and resources to integrating SpeedFC’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process include the following:

• the potential inability to successfully combine SpeedFC’s business with our own in a manner that permits us to achieve the growth expected to be achieved and other benefits anticipated to result from the SpeedFC Merger;
• challenges leveraging the customer information and technology of the two companies;
• challenges achieving revenue growth from sales of each company’s products and services to the clients and customers of the other company;
• complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, clients, employees, lenders and other constituencies; and
• potential unknown liabilities and unforeseen increased expenses or delays associated with the SpeedFC Merger.

In addition, it is possible that the integration process could result in diversion of the attention of each company’s management which could adversely affect each company’s ability to maintain relationships with customers, clients, employees and other constituencies or our ability to achieve the anticipated benefits of the SpeedFC Merger, or could reduce each company’s earnings or otherwise adversely affect our business and financial results.

We incurred substantial additional indebtedness in connection with the SpeedFC Merger and may incur more.

In order to complete the SpeedFC Merger, the Company amended its credit facility to, among other things, permit borrowing up to $25.0 million to finance the cash consideration payable at closing (less certain holdback and escrow amounts), which amount was borrowed.  Additionally, up to $10.0 million in contingent payments may be payable as a result of the SpeedFC Merger. As a result, following the SpeedFC Merger we have increased indebtedness. This higher level of indebtedness may: require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, and for general corporate purposes; increase our vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher; and limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flow from operations, combined with additional borrowings under the credit facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

Our future results will suffer if we do not effectively manage our expanded operations following the SpeedFC Merger.

Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations in geographically dispersed locations and associated increased costs and complexity. There can be no assurances that we will be successful.

Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the Foreign Corrupt Practices Act (“FCPA”).

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA or laws of any other jurisdiction could subject Navarre to, among other things, penalties and legal expenses that could harm its reputation and have a material adverse effect on our financial condition and results of operation. Because our foreign presence expanded due to SpeedFC’s Mexican subsidiary, the possibility of violations of foreign law or the FCPA may increase.

Risk Factors Related to SpeedFC’s Business

SpeedFC faces competition from many sources that could adversely affect its business.

Many companies offer, on an individual basis, one or more of the same services offered by SpeedFC, and SpeedFC faces competition from many different sources, depending upon the type and range of services requested by a potential client. SpeedFC’s competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. It competes against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. It also competes against other business process outsourcing providers, who perform many similar services as SpeedFC. Some of its competitors are PFSWeb, Inc., GSI Commerce Inc., Innotrac Corporation, and Demandware, Inc. Many of these companies have greater capabilities than SpeedFC does for the single or multiple functions the competitors provide. In many instances, SpeedFC’s competition is the in-house operations of its potential clients themselves. The in-house operations of potential clients often believe that they can perform the same services SpeedFC does, while others are reluctant to outsource business functions that involve direct customer contact. SpeedFC cannot be certain that it will be able to compete successfully against these or other competitors in the future.

SpeedFC’s service fee revenue and gross margin is dependent upon its clients’ business and transaction volumes and its costs; certain of SpeedFC’s client service agreements are terminable by the client at will; SpeedFC may incur financial penalties if it fails to meet contractual service levels under certain client service agreements.

SpeedFC’s service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by the clients for whom it provides transaction management services. If SpeedFC is unable to retain existing clients or attract new clients or if it dedicates significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, SpeedFC’s business may be materially adversely affected. Moreover, SpeedFC’s ability to estimate service fee revenue for future periods is substantially dependent upon its clients’ and SpeedFC’s own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, SpeedFC’s planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, certain of SpeedFC’s service agreements with clients are terminable by the client at will. Therefore, SpeedFC cannot make assurances that any of its clients will continue to use its services for any period of time. The loss of a significant amount of service fee revenue due to client terminations could have a material adverse effect on SpeedFC’s ability to cover its costs and thus on its profitability. Certain of SpeedFC’s client service agreements contain minimum service level requirements and impose financial penalties if it fails to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on SpeedFC’s business and operations.

SpeedFC’s revenue and margins may be materially impacted by client transaction volumes that differ from client projections and business assumptions.

SpeedFC’s pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client and SpeedFC’s anticipated costs to perform such work. In the event the actual level of activity or cost is substantially different from the projections or assumptions, SpeedFC may have insufficient or excess staffing, incremental costs or other assets dedicated for such client that may negatively impact SpeedFC’s margins and business relationship with such client. In the event SpeedFC is unable to meet the service levels expected by the client, its relationship with the client will suffer and may result in financial penalties and/or the termination of the client contract.

SpeedFC’s operating results are materially impacted by its client mix and the seasonality of such clients’ business.

SpeedFC’s business is materially impacted by its client mix and the seasonality of such clients’ businesses. Historically, the volume and activity have increased substantially during the holiday season, placing significant demand on SpeedFC’s operations during that period. Based upon SpeedFC’s current client mix and their current projected business volumes, SpeedFC anticipates its revenue will be at its lowest in our fiscal fourth quarter and at its highest in our fiscal third quarter. Failure to perform could cause SpeedFC to incur financial penalities due to, among other things, not meeting contractual service levels, which could cause loss of clients and/or revenue. In addition, SpeedFC is unable to predict how the seasonality of future clients’ business may affect SpeedFC’s quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, SpeedFC believes that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

SpeedFC’s business is subject to the risk of customer concentration.

From time to time, SpeedFC may lose clients, and such clients may represent a significant percentage of overall revenue. At the end of 2011, SpeedFC was notified that one of its top three clients was terminating its contract with SpeedFC and would cease using SpeedFC's services during the first half of calendar 2012. SpeedFC ceased providing services to this client in June 2012. For 2011, that customer represented approximately 21% of SpeedFC’s revenue. There can be no assurance that SpeedFC will be able to replace the revenue to SpeedFC from that client with revenues from new clients or increased revenues from existing clients. Unless SpeedFC is able to increase its revenue from other existing or new clients or adjust its operating costs, such reduction or termination of services could have a material adverse effect upon its business, results of operation and financial condition.

In addition, two other clients accounted for 45% and 50% of SpeedFC’s revenue for the calendar years ended December 31, 2011 and 2010, respectively. The loss of one or more of such clients, or non-payment of any material amount by these or any other client, would have a material adverse effect upon SpeedFC’s business, results of operations and financial condition.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on February 11, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2012 and March 31, 2012; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation (Registrant)

Date: February 11, 2013	/s/ Richard S Willis
Richard S Willis President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2013	/s/ Diane D. Lapp
Diane D. Lapp Chief Financial Officer (Principal Financial and Accounting Officer)