Form 10-Q
period 2013-06-30
NAVARRE CORP /MN/
filed 2013-08-08
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 5, 2013
Common Stock, No Par Value	56,832,198 shares

NAVARRE CORPORATION

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Consolidated Balance Sheets — June 30, 2013 and March 31, 2013
Consolidated Statements of Operations and Comprehensive Loss— Three Months ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows — Three Months ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements
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
Item 6. Exhibits.
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

NAVARRE CORPORATION

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2013	March 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4	$91
Accounts receivable, net	65,011	83,496
Inventories	31,567	34,197
Prepaid expenses	2,726	2,779
Other assets — current	484	483
Total current assets	99,792	121,046
Property and equipment, net	14,490	14,085
Software development costs, net	48	12
Other assets:
Intangible assets, net	22,117	22,717
Goodwill	30,647	31,484
Non-current prepaid royalties	3,788	3,966
Other assets	3,148	2,981
Total assets	$174,030	$196,291
Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$12,496	$23,884
Accounts payable	92,988	103,953
Checks written in excess of cash balances	5,493	3,478
Accrued expenses	5,154	4,370
Contingent payment obligation short-term - acquisition	1,191	1,082
Contingent share obligation - acquisition	388	388
Other liabilities — short-term	1,506	1,364
Total current liabilities	119,216	138,519
Long-term liabilities:
Contingent payment obligation long-term - acquisition	1,794	1,901
Deferred tax liabilities - long term	1,258	1,279
Other liabilities — long-term	1,494	909
Total liabilities	123,762	142,608
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 56,242,162 at June 30, 2013 and 56,238,236 at March 31, 2012	189,826	189,515
Accumulated deficit	(140,019)	(136,168)
Accumulated other comprehensive income	461	336
Total shareholders’ equity	50,268	53,683
Total liabilities and shareholders’ equity	$174,030	$196,291

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,
	2013	2012
Net sales
Distribution	$75,716	$86,774
E-commerce and fulfillment services	22,016	4,498
Total net sales	97,732	91,272
Cost of sales
Distribution	70,175	77,296
E-commerce and fulfillment services	17,287	4,000
Total cost of sales	87,462	81,296
Gross profit
Distribution	5,541	9,478
E-commerce and fulfillment services	4,729	498
Total gross profit	10,270	9,976
Operating expenses:
Selling and marketing	3,680	3,944
Distribution and warehousing	2,356	1,712
General and administrative	5,233	3,015
Information technology	1,711	1,056
Depreciation and amortization	749	743
Total operating expenses	13,729	10,470
Loss from operations	(3,459)	(494)
Other income (expense):
Interest income (expense), net	(380)	(95)
Other income (expense), net	22	(241)
Loss from operations, before income tax	(3,817)	(830)
Income tax benefit (expense)	(34)	259
Net loss	$(3,851)	$(571)

Basic net loss per common share	$(0.07)	$(0.02)
Diluted net loss per common share	$(0.07)	$(0.02)

Weighted average shares outstanding:
Basic	56,241	37,155
Diluted	56,241	37,155

Other comprehensive income (loss):
Net unrealized gain on foreign exchange rate translation, net of tax	124	27
Comprehensive loss	$(3,727)	$(544)

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,851)	$(571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,027	813
Amortization of debt acquisition costs	81	34
Amortization of software development costs	-	248
Share-based compensation expense	306	223
Deferred income taxes	(6)	(281)
Other	41	50
Changes in operating assets and liabilities:
Accounts receivable	18,292	(142)
Inventories	2,607	(603)
Prepaid expenses	231	(136)
Income taxes receivable / payable	(37)	5
Other assets	(276)	15
Accounts payable	(10,912)	(5,744)
Accrued expenses	1,820	(1,403)
Net cash used in operating activities	10,323	(7,492)
Investing activities:
Payment received from acquisition adjustment	836	-
Purchases of property and equipment	(1,868)	(219)
Net cash used in investing activities	(1,032)	(219)
Financing activities:
Proceeds from revolving line of credit	26,412	10,995
Payments on revolving line of credit	(37,800)	(10,995)
Checks written in excess of cash balances	2,015	2,141
Other	(5)	(30)
Net cash provided by (used in) financing activities	(9,378)	2,111
Net decrease in cash	(87)	(5,600)
Cash and cash equivalents at beginning of period	91	5,600
Cash and cash equivalents at end of period	$4	$-

See accompanying notes to consolidated financial statements.

NAVARRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(in thousands)

(unaudited)

	Three months ended June 30,
	2013	2012
Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$259	$64
Income taxes, net of refunds	134	10

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	124	27

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

All inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On November 20, 2012, Navarre acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation), through a merger of that entity with and into a Navarre wholly-owned subsidiary, now named SpeedFC, Inc., a Minnesota corporation (“SpeedFC”)(the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”). SpeedFC is a leading provider of end-to-end e-commerce services to retailers and manufacturers and is part of the Company’s e-commerce and fulfillment segment. The results of SpeedFC are reflected in the e-commerce and fulfillment segment.

During April 2013, the Company implemented a series of initiatives in connection with the integration of SpeedFC. These included a reduction in workforce and a consolidation of business structures and processes across the Company’s operations.  These integration initiatives resulted in, among other things, the Company’s determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Mississauga, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities.  The Company expects these initiatives to be completed during fiscal year 2014.  The Company has incurred $3.6 million in transition and transaction costs during the first quarter of fiscal 2014, of which $1.2 million was accrued at quarter end. Absent certain lease breakage costs, the Company anticipates the total transition and transaction costs to be approximately $8.5 million.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Navarre Corporation’s Annual Report on Form 10-K for the year ended March 31, 2013.

Basis of Consolidation

The consolidated financial statements include the accounts of Navarre Corporation and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at June 30, 2013 and March 31, 2013.  The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1), contingent payment obligation (Level 3) and contingent common stock obligation (Level 3).

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

Note 2 — Transition and Transaction Plan

During April 2013, the Company implemented a series of initiatives in connection with the integration of SpeedFC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the Company's determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Mississauga, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities. The Company expects these initiatives to be completed during fiscal year 2014. The Company has incurred $3.6 million in transition and transaction costs during the first quarter of fiscal 2014, of which $1.2 million was accrued at quarter end. Absent certain lease breakage costs, the Company anticipates the total transition and transaction costs to be approximately $8.5 million.

Note 3 — Acquisition

SpeedFC, Inc.

On November 20, 2012, the Company completed the acquisition of SpeedFC, a leading provider of end-to-end e-commerce services. Total consideration included: $24.5 million in cash at closing, which is net of a preliminary working capital adjustment, 17.1 million shares of the Company’s common stock plus performance payments (contingent consideration) up to an additional $5.0 million in cash (undiscounted) and 6.3 million shares of the Company’s common stock contingent upon SpeedFC’s achieving certain financial metrics for the 12 months ending December 31, 2012. The contingent cash payment is comprised of up to a maximum of $1.25 million, of which $1.0 million was paid in early calendar 2013 and up to a maximum of $3.75 million, of which $3.0 million (before interest of five percent per annum) will be paid in equal, quarterly installments beginning in late calendar 2013 and ending on February 29, 2016. The contingent share payment of up to a maximum of 2,215,526 shares was to be issued in early calendar 2013, of which 1,770,097 shares were issued, and up to a maximum of 4,071,842 shares could have been issued in late calendar 2013, of which 590,036 were issued in July 2013. The determination of the remaining contingent cash and share payments was finalized in the first quarter of fiscal 2014. The working capital adjustment was also finalized in the first quarter of fiscal 2014 in accordance with the Merger Agreement, pursuant to which the Company received $836,000, which reduces the amount of cash consideration paid and decreases goodwill.

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

The goodwill of $30.6 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SpeedFC. All goodwill was assigned to the Company’s SpeedFC reporting unit which is included in the e-commerce and fulfillment segment and is not deductible for tax purposes. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed with the SEC. Operating results from the date of acquisition are included within the e-commerce and fulfillment segment.

The purchase price was allocated based on of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash	$23,657
Common stock	21,250
Contingent payment obligation	3,981
Contingent common stock obligation	3,383
Fair value of total consideration transferred	$52,271

The SpeedFC purchase price was allocated as follows:
Accounts receivable	$11,732
Prepaid expenses and other assets	624
Property and equipment	7,075
Purchased intangibles	22,250
Goodwill	30,647
Accounts payable	(6,106)
Accrued expenses and other liabilities	(4,056)
Deferred tax liability	(9,895)
$52,271

Net sales of SpeedFC, included in the Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended June 30, 2013 were $17.2 million.  SpeedFC provided operating income of $1.4 million to the consolidated Company’s operating income for the three months ended June 30, 2013.

Transition and transaction costs (included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss)) for the three months ended June 30, 2013 were $3.4 million.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of SpeedFC had been completed as of the beginning of fiscal 2013 (in thousands). The unaudited pro forma presentation below does not include any impact of transition and transaction costs or synergies.

	Three Months ended June 30,
	2013	2012
Net sales	$97,732	$105,988
Cost of sales	87,201	92,927
Gross profit	10,531	13,061
Operating expenses	10,374	12,966
Income from operations	$157	$95

Note 4 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Trade receivables	$63,771	$81,237
Vendor receivables	5,086	5,891
	68,857	87,128
Less: allowance for doubtful accounts and sales discounts	1,656	1,744
Less: allowance for sales returns, net margin impact	2,190	1,888
Total	$65,011	$83,496

Note 5 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Finished products	$29,694	$32,149
Consigned inventory	1,538	1,510
Raw materials	1,785	1,851
	33,017	35,510
Less: inventory reserve	1,450	1,313
Total	$31,567	$34,197

Note 6— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Prepaid royalties	$1,520	$1,750
Other prepaid expenses	1,206	1,029
Current prepaid expenses	2,726	2,779
Non-current prepaid royalties	3,788	3,966
Total prepaid expenses	$6,514	$6,745

Note 7 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Furniture and fixtures	$886	$1,162
Computer and office equipment	22,447	21,685
Warehouse equipment	12,800	12,704
Leasehold improvements	1,809	2,460
Construction in progress	2,901	2,277
Total	40,843	40,288
Less: accumulated depreciation and amortization	26,353	26,203
Net property and equipment	$14,490	$14,085

Depreciation expense was $1.4 million and $679,000 for the three months ended June 30, 2013 and 2012, respectively.

Note 8— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	March 31, 2013
Compensation and benefits	$1,968	$1,847
Interest	110	—
Severance	978	—
Royalties	244	256
Rebates	1,001	1,096
Other	853	1,171
Total	$5,154	$4,370

Note 9 — Commitments and Contingencies

Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $881,000 and $387,000 for the three months ended June 30, 2013 and 2012, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of June 30, 2013 (in thousands):

Remainder of fiscal 2014	$3,002
2015	4,372
2016	6,051
2017	6,050
2018	5,091
Thereafter	22,594
Total	$47,160

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations. No amounts were accrued with respect to these proceedings as of June 30, 2013 and March 31, 2013, respectively.

Note 10 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At June 30, 2013 and March 31, 2013, leased capital assets included in property and equipment were as follows (in thousands):

	June 30, 2013	March 31, 2013
Computer and office equipment	$326	$193
Less: accumulated amortization	115	101
Property and equipment, net	$211	$92

Amortization expense for the three months ended June 30, 2013 and 2012 was $14,000 and $14,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2014	$68
2015	79
2016	76
2017	11

Total minimum lease payments	234
Less: amounts representing interest at rates ranging from 7.0% to 9.563%	20
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $76,000 and $138,000, respectively	$214

Note 11 — Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBTIDA”, in connection with the final earn-out calculations related to the acquisition of SpeedFC.

The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at the Company’s discretion.

At June 30, 2013 and March 31, 2013 the Company had $12.5 million and $23.9 million outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $21.4 million and $19.9 million at June 30, 2013 and March 31, 2013, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.46% and 4.38% at June 30, 2013 and March 31, 2013, respectively. Such interest amounts are payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At June 30, 2013, the Company was in compliance with all covenants under the Credit Facility.

Letter of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $2.7 million and $2.9 million at June 30, 2013 and March 31, 2013, respectively. Therefore, at June 30, 2013 and March 31, 2013, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 12 — Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during either of the three months ended June 30, 2013 or 2012.

Note 13 — Share-Based Compensation

The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of June 30, 2013. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013.

Stock Options

A summary of the Company’s stock option activity as of June 30, 2013 and changes during the three months ended June 30, 2013 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,904,061	$1.93
Granted	172,000	2.48
Exercised	(1,000)	1.58
Forfeited or expired	(12,565)	2.18
Options outstanding, end of period	3,062,496	$1.96
Options exercisable, end of period	1,085,336	$2.23
Shares available for future grant, end of period	2,260,726

The weighted-average fair value of options granted during the three months ended June 30, 2013 was $350,000 and the total fair value of options exercisable was $1.5 million at June 30, 2013. The weighted-average remaining contractual term for options outstanding was 8.0 years and for options exercisable was 6.3 years at June 30, 2013.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.76 as of June 30, 2013, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the three months ended June 30, 2013 was $1,000. The aggregate intrinsic value for options outstanding was $2.7 million, and for options exercisable was $872,000 at June 30, 2013.

As of June 30, 2013, total compensation cost related to non-vested stock options not yet recognized was $1.5 million, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

During each of the three months ended June 30, 2013 and 2012, the Company received cash from the exercise of stock options totaling $5,000 and $6,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the three months ended June 30, 2013 or 2012.

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

A summary of the Company’s restricted stock activity as of June 30, 2013 and of changes during the three months ended June 30, 2013 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period	574,865	$1.73
Granted	63,000	2.59
Vested	(3,334)	1.81
Forfeited	(2,367)	1.75
	632,164	$1.82

The weighted-average fair value of restricted stock awards granted during the three months ended June 30, 2013 was $163,000.

The weighted-average remaining vesting period for restricted stock awards outstanding at June 30, 2013 was 1.2 years.

As of June 30, 2013, total compensation cost related to non-vested restricted stock awards not yet recognized was $794,000, which amount is expected to be recognized over the next 1.2 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the three month periods ended June 30, 2013 or 2012.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the three months ended June 30, 2013 and 2012 was calculated using the following assumptions:

	Three Months Ended June 30,
	2013			2012
Expected life (in years)		5.0			5.0
Expected average volatility		65%			69%
Risk-free interest rate	0.76	-	0.76%	0.75	-	1.03%
Expected dividend yield		0.0%			0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three months ended June 30, 2013 and 2012.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three months ended June 30, 2013 and 2012 was $306,000 and $223,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No amount of share-based compensation was capitalized.

Note 14 —Loss Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2013	2012
Numerator:
Net loss	$(3,851)	$(571)
Denominator:
Denominator for basic loss per share—weighted-average shares	56,241	37,155
Dilutive securities: Employee stock options, restricted stock and warrants	-	-
Denominator for diluted loss per share—adjusted weighted-average shares	56,241	37,155
Loss per common share:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Due to the Company’s net loss for the three months ended June 30, 2013 and 2012, diluted loss per share excludes 2.0 million and 3.1 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Note 15 — Income Taxes

For the three months ended June 30, 2013, the Company recorded income tax expense of $34,000, compared to income tax benefit of $259,000 for the three months ended June 30, 2012. The effective income tax rate for the three months ended June 30, 2013 was (0.89%), compared to 31.2% for the three months ended June 30, 2012.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of June 30, 2013 and March 31, 2013, the Company had a net deferred tax asset position before valuation allowance of $30.3 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has a foreign tax credit carryforward which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $31.6 million and $30.3 million has been recorded as of June 30, 2013 and March 31, 2013.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2013, interest accrued was approximately $152,000, which was net of federal and state tax benefits and total UTB’s net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $499,000. During the three months ended June 30, 2013, no UTB’s were reversed. At June 30, 2013, interest accrued was $160,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $513,000.

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

Financial information below has been recast to conform with the presentation change effective the quarter ended December 31, 2012 as discussed above.  Financial information by reportable segment is included in the following summary for the three months ended June 30, 2013 (in thousands):

	Distribution	E-Commerce & Fulfillment Services	Consolidated
Three months ended June 30, 2013:
Net sales	$75,716	$22,016	$97,732
Income (loss) from operations	(5,481)	2,022	(3,459)
Income (loss) from operations, before income tax	(5,612)	1,795	(3,817)
Depreciation and amortization expense	749	1,278	2,027
Capital expenditures	469	1,399	1,868
Total assets	88,936	85,094	174,030

Three months ended June 30, 2012:	Distribution	E-Commerce & Fulfillment Services	Consolidated
Net sales	$86,774	$4,498	$91,272
Income (loss) from operations	(584)	90	(494)
Income (loss) from operations, before income tax	(756)	(74)	(830)
Depreciation and amortization expense	743	70	813
Capital expenditures	219	—	219
Total assets	104,959	11,205	116,164

Product Line Data

The following table provides net sales for the distribution segment for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Software	$53,909	$63,188
Consumer electronics and accessories	21,406	20,847
Video games	401	2,739
Consolidated	$75,716	$86,774

Geographic Data

The following table provides net sales by geographic region for the three months ended June 30, 2013 and 2012 and property, plant and equipment, net of accumulated depreciation, by geographic region at June 30, 2013 and March 31, 2013 (in thousands):

	Three Months Ended June 30,
Net Sales	2013	2012
United States	$83,264	$79,125
International	14,468	12,147
Total net sales	$97,732	$91,272

Property, Plant and Equipment, Net	June 30, 2013	March 31, 2013
United States	$13,549	$13,877
International	941	208
Total property, plant and equipment, net	$14,490	$14,085

Sales Channel Data

The following table provides net sales by sales channel for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Retail	$64,880	$75,162
E-commerce	32,852	16,110
Total net sales	$97,732	$91,272

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

During April 2013, we implemented a series of initiatives in connection with the integration of SpeedFC. These included a reduction in workforce and a consolidation of business structures and processes across our operations.  These integration initiatives resulted in, among other things, our determination to close our Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Mississauga, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities.  We expect these initiatives to be completed during fiscal year 2014.  We have incurred $3.6 million in transition and transaction costs during the first quarter of fiscal 2014. Absent certain lease breakage costs, we anticipate the total transition and transaction costs to be approximately $8.5 million.

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

Executive Summary

Consolidated net sales for the first quarter of fiscal 2014 increased 7.1% to $97.7 million compared to $91.3 million for the first quarter of fiscal 2013. This $6.5 million increase in net sales was primarily due to our increased business in e-commerce and fulfillment services of $17.5 million, primarily from our acquisition of SpeedFC in November 2012, offset by declines in net sales of $9.3 million in our software category and $2.3 million in our video games category, compared to the first quarter of fiscal 2013, due to reduced demand for our software and video game products.

Our gross profit increased to $10.3 million, or 10.5% of net sales, in the first quarter of fiscal 2014 compared to $10.0 million, or 10.9% of net sales, for the same period in fiscal 2013. The $294,000 and 2.9% increase in gross profit was principally due to an increase in our sales volume offset by sales of lower gross margin products in software and accessories.

Total operating expenses for the first quarter of fiscal 2014 were $13.7 million, or 14.0% of net sales, compared to $10.5 million, or 11.5% of net sales, in the same period for fiscal 2013. The $3.3 million increase was primarily due to transaction and transition expenses of $3.6 million, resulting from the acquisition and integration of SpeedFC.

Net loss for the first quarter of fiscal 2014 was $3.9 million or $0.07 per diluted share compared to net loss of $571,000 or $0.02 per diluted share for the same period last year.

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

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.   On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBTIDA”, all in connection with the final earn-out calculations related to the acquisition of SpeedFC.

 The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

At both June 30, 2013 and March 31, 2013 we had $12.5 million and $23.9 million outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $21.4 million and $19.9 million at June 30, 2013 and March 31, 2013, respectively. At June 30, 2013, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.46% and 4.38% on June 30, 2013 and March 31, 2013, respectively. Such interest amounts have been, and continue to be, payable monthly.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our revenues being derived from a small group of customers;
●	our dependence on significant vendors and manufacturers and the popularity of their products;
●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;
●	our restructuring efforts, including our relocation, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;
●	the seasonality and variability in our business and decreased sales could adversely affect our results of operations;
●	growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business;
●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;
●	product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity;
●	our e-commerce and fulfillment service fee revenue and gross margin are dependent upon transaction volume, which volume may differ from our projections;
●	certain of our service fee client contracts are terminable at will or contain penalty provisions;
●	the expected benefits of the SpeedFC acquisition may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;
●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;
●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited;
●	we may be unable to refinance our debt facility and our debt agreement limits operating and financial flexibility; and
●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2013 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, inventory valuation, share-based compensation, income taxes, restructuring charges, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended June 30, (Unaudited)
	2013	2012
Net sales:
Distribution	77.5%	95.1%
E-commerce and fulfillment services	22.5	4.9
Total net sales	100.0	100.0
Cost of sales:
Distribution	71.8	84.8
E-commerce and fulfillment services	17.7	4.3
Total cost of sales	89.5	89.1
Gross profit
Distribution	5.7	10.5
E-commerce and fulfillment services	4.8	0.5
Total gross profit	10.5	10.9
Operating expenses
Selling and marketing	3.8	4.4
Distribution and warehousing	2.4	1.9
General and administrative	5.3	3.3
Information technology	1.7	1.1
Depreciation and amortization	0.8	0.8
Total operating expenses	14.0	11.5
Income (loss) from operations	(3.5)	(0.6)
Interest income (expense), net	(0.4)	(0.1)
Other income (expense), net	0.0	(0.3)
Income (loss)— before taxes	(3.9)	(0.9)
Income tax benefit	0.0	0.3
Net income (loss)	(3.9)%	(0.6)%

Segment Results

Distribution Segment

The distribution segment distributes computer software, consumer electronics and accessories and video games and provides fee-based distribution logistics services.

Fiscal 2014 First Quarter Results Compared To Fiscal 2013 First Quarter

Net Sales

Net sales for the distribution segment decreased $11.1 million, or 12.7%, to $75.7 million for the first quarter of fiscal 2014 compared to $86.8 million for the first quarter of fiscal 2013. Consumer electronics and accessories net sales increased $559,000, or 2.7%, to $21.4 million during the first quarter of fiscal 2014 from $20.8 million for the same period last year due to the distribution of new products to existing and new customers. Net sales in the software product group decreased $9.3 million to $53.9 million during the first quarter of fiscal 2014 from $63.2 million for the same period last year due to reduced demand for our software products. Video games net sales decreased $2.3 million to $401,000 in the first quarter of fiscal 2014 from $2.7 million for the same period last year, due to our move away from this product category. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the distribution segment was $5.5 million, or 7.3% of net sales, for the first quarter of fiscal 2014 compared to $9.5 million, or 10.9% of net sales, for the first quarter of fiscal 2013. The $3.9 million decrease in gross profit margin was primarily due to a decline in volume and an increased mix of lower gross profit margin security and utility software products. In addition, we had a $450,000 charge for a vendor bankruptcy, an impact of .6% of net sales. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the distribution segment were $11.0 million, or 14.6% of net sales, for the first quarter of fiscal 2014 compared to $10.1 million, or 11.0% of net sales, for the first quarter of fiscal 2013. The $960,000 increase is a result of $3.1 million of transaction and transition costs, resulting from the acquisition and integration of SpeedFC, in the current quarter offset by headcount savings and operational efficiencies.

Selling and marketing expenses for the distribution segment decreased $606,000 to $3.1 million, or 4.1% of net sales, for the first quarter of fiscal 2014 compared to $3.7 million, or 4.0% of net sales, for the first quarter of fiscal 2013. This decrease was primarily due to a $357,000 reduction in outside services, a $197,000 reduction of discretionary advertising spending and a reduction of personnel and related costs.

Distribution and warehousing expenses for the distribution segment were $2.4 million, or 3.1% of net sales, for the first quarter of fiscal 2014 compared to $1.7 million, or 1.9% of net sales, for the first quarter of fiscal 2013. The $644,000 increase was primarily a result of $1.0 million of transaction and transition expenses, resulting from the acquisition and integration of SpeedFC, offset by a reduction in personnel and related costs and operational efficiencies.

Information technology expenses for the distribution segment were $1.1 million, or 1.4% of net sales, for the first quarter of fiscal 2014 compared to $1.1 million, or 1.2% of net sales, for the first quarter of fiscal 2013.

General and administrative expenses for the distribution segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the distribution segment were $3.8 million, or 5.0% of net sales, for the first quarter of fiscal 2014 compared to $2.9 million, or 3.1% of net sales, for the first quarter of fiscal 2013. The $920,000 increase in the first quarter of fiscal 2014 was primarily a result of transition and transaction costs of $1.8 million, resulting from the acquisition and integration of SpeedFC, offset by a reduction in personnel and related costs.

Depreciation and amortization expense for the distribution segment was $749,000 for the first quarter of fiscal 2014 compared to $743,000 for the first quarter of fiscal 2013.

Operating Income (Loss)

Net operating loss for the distribution segment was $5.5 million for the first quarter of fiscal 2014 compared to net operating loss of $584,000 for the first quarter of fiscal 2013.

E-commerce and Fulfillment Services Segment

The e-commerce and fulfillment business provides web site development and hosting, customer care, e-commerce fulfillment and third party logistics services.

Fiscal 2014 First Quarter Results Compared To Fiscal 2013 First Quarter

Net Sales

Net sales for the e-commerce and fulfillment services segment were $22.0 million for the first quarter of fiscal 2014 compared to $4.5 million for the first quarter of fiscal 2013. The $17.5 million, or 389.5%, increase in net sales, was primarily due to the acquisition of SpeedFC, which was completed in November 2012. We believe sales results in the future will be dependent upon our ability to continue to win new client relationships and generate new opportunities in our client pipeline.

Gross Profit

Gross profit for the e-commerce and fulfillment services segment was $4.7 million, or 21.5% of net sales, for the first quarter of fiscal 2014 compared to $498,000, or 11.1% of net sales, for the first quarter of fiscal 2013. The increase in gross profit is a result of growth of service revenue volume and a mix increase of higher margin services. We expect gross profit rates to fluctuate depending principally upon the make-up of service revenue mix.

Operating Expenses

Total operating expenses for the e-commerce and fulfillment services segment increased to $2.7 million, or 12.3% of net sales, for the first quarter of fiscal 2014, compared to $408,000, or 9.1% of net sales, for the first quarter of fiscal 2013, all primarily related to the addition of SpeedFC.

Selling and marketing expenses for the e-commerce and fulfillment services segment increased to $603,000, or 2.7% of net sales, for the first quarter of fiscal 2014, compared to $261,000, or 5.8% of net sales, for the first quarter of fiscal 2013. The increase is primarily related to the addition of SpeedFC.

General and administrative expenses for the e-commerce and fulfillment services segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the e-commerce and fulfillment services segment were $1.4 million, or 6.6% of net sales, for the first quarter of fiscal 2014, compared to $147,000, or 3.3% of net sales, for the first quarter of fiscal 2013. The increase is primarily related to $417,000 of transaction and transition costs resulting from the acquisition and integration of SpeedFC.

Information technology expenses for the e-commerce and fulfillment services segment were $659,000, or 3.0% of net sales, for the first quarter of fiscal 2014, compared to zero the first quarter of fiscal 2013, primarily related to the addition of SpeedFC.

Operating Income

The e-commerce and fulfillment services segment had a net operating income of $2.0 million for the first quarter of fiscal 2014 compared to net operating income of $90,000 for the first quarter of fiscal 2013.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $380,000 for the first quarter of fiscal 2014 compared to expense of $95,000 for the first quarter of fiscal 2013. The increase in interest expense was a result of an increase in borrowings for the acquisition of SpeedFC completed in November 2012.

Other income (expense), net, which consists primarily of foreign exchange rate translation amounts, for the three months ended June 30, 2013 and 2012 was income of $22,000 and expense of $241,000, respectively.

Consolidated Income Tax Benefit (Expense)

We recorded income tax expense of $34,000 for the first quarter of fiscal 2014 or an effective tax rate of (0.89)% compared to income tax benefit of $259,000 or an effective tax rate of 31.2% for the first quarter of fiscal 2013.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of June 30, 2013 and March 31, 2013, we had a net deferred tax asset position before valuation allowance of $30.3 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. We have considered the positive and negative evidence for the potential utilization of the net deferred tax asset and have concluded that it is more likely than not that we will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $31.6 million and $30.3 millon have been recorded as of June 30, 2013 and March 31, 2013, respectively.

We recognize interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2013, interest accrued was approximately $152,000, which was net of federal and state tax benefits, and total UTB’s net of federal and state income tax benefits that would impact the effective tax rate if recognized, were $499,000. During the three months ended June 30, 2013, there were no UTB’s reversed. At June 30, 2013, interest accrued was $160,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $513,000.

Consolidated Net Loss

For the first quarter of fiscal 2014, we recorded a net loss of $3.9 million compared to net loss of $571,000 for the same period last year.

Market Risk

At June 30, 2013, we had $12.5 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $125,000 impact on our annual interest expense.

Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three months ended June 30, 2013 and 2012 we had foreign exchange transaction loss of $12,000 and $242,000, respectively.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At June 30, 2013 we had accumulated other comprehensive gain related to foreign translation of $461,000 compared to a gain of $336,000 at March 31, 2013.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash provided by operating activities for the first three months of fiscal 2014 was $10.3 million compared to $7.5 million used in the same period last year.

The net cash provided by operating activities for the first three months of fiscal 2014 mainly reflected our net loss, combined with various non-cash charges, including depreciation and amortization of $2.1 million, share based compensation of $306,000, offset by our working capital demands. The following are changes in the operating assets and liabilities during the first three months of fiscal 2013: accounts receivable decreased $18.3 million, resulting from the timing of sales; inventories decreased $2.6 million, primarily reflecting seasonal decline; prepaid expenses decreased $231,000, primarily resulting from the timing of payments; accounts payable decreased $10.9 million, primarily as a result of timing of payments and purchases; and accrued expenses increased $1.8 million, primarily as a result of accrued wages, net of various accrual payments.

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

Investing Activities

Cash flows used in investing activities totaled $1 million for the first three months of fiscal 2014 and cash flows used by investing activities totaled $219,000 for the same period last year.

The purchases of property and equipment totaled $1.9 million and $219,000 in the first three months of fiscal 2014 and 2013, respectively.

Payment received from the working capital adjustment related to the acquisition of SpeedFC was $836,000 in the first three months of fiscal 2014.

Financing Activities

Cash flows used by financing activities totaled $9.4 million for the first three months of fiscal 2014 and cash flows provided by financing activities totaled $2.1 million for the first three months of fiscal 2013.

For the first three months of fiscal 2014, we had proceeds of $26.4 million and repayments of $37.8 million on the revolving line of credit, and an increase in checks written in excess of cash balances of $2.0 million.

For the first three months of fiscal 2013, we had proceeds from and repayments of the revolving line of credit of $11.0 million and an increase in checks written in excess of cash balances of $2.1 million.

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to eliminate the participating lender, reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.  On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SpeedFC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBTIDA”, all in connection with the final earn-out calculations related to the acquisition of SpeedFC.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At June 30, 2013, we had $12.5 million outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $21.4 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 4.46% and 4.38% at June 30, 2013 and March 31, 2013, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At June 30, 2013, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) investments in inventory related to consumer electronics and accessories and other product lines; (2) investments to license content and develop software for established products; (3) legal disputes and contingencies (4) payments related to the SpeedFC transaction and transition activities (5) investments to sign exclusive distribution agreements; (6) equipment needs for our operations; and (7) asset or company acquisitions.

During the three months ended June 30, 2013, we had approximately $3.6 million ($3.4 million in Operating expenses and $261,000 in cost of Goods Sold) in transaction and transition expenditures related to the SpeedFC acquisition.

At June 30, 2013, we had $12.5 million outstanding on our $50.0 million Credit Facility. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability.  At June 30, 2013, based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $21.4 million. At June 30, 2013 we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

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

(b) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Other than the addition of the risk factor below, there have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

There can be no assurance that integration and restructuring activities will not result in an interruption to our business or additional unforeseen expenses.

During fiscal 2012 we undertook certain restructuring initiatives to improve profitability, which changes were made to principally transition away from facilities, business processes and other assets that were in place to support divested and noncore businesses. Since the acquisition of SpeedFC we have put into place additional integration and restructuring initiatives to, among other things, further reduce operational expenses and to provide a structure that efficiently supports the current and anticipated future needs of our business. These integration and restructuring activities include the relocation of our corporate headquarters from Minneapolis, Minnesota to new facilities in Dallas, Texas, the relocation of our Minneapolis, Minnesota distribution facility to other existing facilities, the movement of our existing facility in Columbus, Ohio to an expanded and more highly-automated distribution and fulfillment center, and the movement of our existing distribution center in Toronto, Canada to a new expanded facility. There can be no assurance that these activities will occur as planned or that the anticipated efficiencies will be achieved. In addition, these integration and restructuring activities may result in the interruption of our business and additional unforeseen expenses while our business activities, systems and personnel are transitioned. Changes in the amount, timing and character of expenses related to integration and restructuring initiatives and the failure to complete, or a substantial delay in completing, our current and any future integration and restructuring plans, or the significant interruption of our business while these integration and restructuring activities are transitioned could have a material adverse effect on our results of operations.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the SEC on August 8, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2013 and March 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

*

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

Navarre Corporation
(Registrant)

Date: August 8, 2013	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)