Form 10-Q
period 2013-09-30
Speed Commerce, Inc.
filed 2013-11-07
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 0-22982

SPEED COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1704319
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1303 E. Arapaho Road, Suite 200, Richardson, TX 75081

(Address of principal executive offices)

Registrant’s telephone number, including area code (866) 377-3331

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 5, 2013
Common Stock, No Par Value	64,939,186 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2013 (Unaudited)	March 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$23	$91
Accounts receivable, net	92,754	83,496
Inventories	51,706	34,197
Prepaid expenses	2,918	2,779
Other assets — current	1,379	483
Total current assets	148,780	121,046
Property and equipment, net	16,638	14,085
Software development costs, net	44	12
Other assets:
Intangible assets, net	22,717	22,717
Goodwill	30,647	31,484
Non-current prepaid royalties	3,613	3,966
Other assets	4,207	2,981
Total assets	$226,646	$196,291
Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$28,957	$23,884
Accounts payable	131,140	103,953
Checks written in excess of cash balances	4,089	3,478
Accrued expenses	5,383	4,370
Contingent payment obligation short-term - acquisition	1,191	1,082
Contingent share obligation - acquisition	-	388
Other liabilities — short-term	2,895	1,364
Total current liabilities	173,655	138,519
Long-term liabilities:
Contingent payment obligation long-term - acquisition	1,795	1,901
Deferred tax liabilities - long term	1,278	1,279
Other liabilities — long-term	1,671	909
Total liabilities	178,399	142,608
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 56,916,698 at September 30, 2013 and 56,238,236 at March 31, 2012	190,620	189,515
Accumulated deficit	(142,741)	(136,168)
Accumulated other comprehensive income (loss)	368	336
Total shareholders’ equity	48,247	53,683
Total liabilities and shareholders’ equity	$226,646	$196,291

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net sales
Distribution	$90,448	$96,846	$166,164	$183,620
E-commerce and fulfillment services	28,562	7,286	50,578	11,784
Total net sales	119,010	104,132	216,742	195,404
Cost of sales
Distribution	82,453	85,939	152,628	163,235
E-commerce and fulfillment services	24,204	6,146	41,491	10,146
Total cost of sales	106,657	92,085	194,119	173,381
Gross profit
Distribution	7,995	10,907	13,536	20,385
E-commerce and fulfillment services	4,358	1,140	9,087	1,638
Total gross profit	12,353	12,047	22,623	22,023
Operating expenses:
Selling and marketing	4,009	4,549	7,689	8,493
Distribution and warehousing	3,420	1,801	5,776	3,513
General and administrative	4,834	3,094	10,067	6,109
Information technology	1,631	1,072	3,342	2,128
Depreciation and amortization	752	745	1,501	1,488
Total operating expenses	14,646	11,261	28,375	21,731
Loss from operations	(2,293)	786	(5,752)	292
Other income (expense):
Interest income (expense), net	(422)	(166)	(802)	(261)
Other income (expense), net	24	142	46	(99)
Income (loss) from operations, before income tax	(2,691)	762	(6,508)	(68)
Income tax benefit (expense)	(31)	(274)	(65)	(15)
Net income (loss)	$(2,722)	$488	$(6,573)	$(83)

Basic net income (loss) per common share	$(0.05)	$0.01	$(0.12)	$(0.00)

Diluted net income (loss) per common share	$(0.05)	$0.01	$(0.12)	$(0.00)

Weighted average shares outstanding:
Basic	56,792	37,180	56,518	37,168
Diluted	56,792	37,348	56,518	37,168

Other comprehensive income (loss):
Net unrealized gain on foreign exchange rate translation, net of tax	(89)	55	35	83
Comprehensive income (loss)	$(2,811)	$543	$(6,538)	$-

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended September 30,
	2013	2012
Operating activities:
Net loss	$(6,573)	$(83)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,031	1,627
Amortization of debt acquisition costs	161	68
Amortization of software development costs	-	496
Share-based compensation expense	514	460
Deferred income taxes	(6)	10
Other	81	103
Changes in operating assets and liabilities:
Accounts receivable	(9,242)	(18,273)
Inventories	(17,207)	(5,902)
Prepaid expenses	214	1,018
Income taxes receivable / payable	-	(28)
Other assets	(2,320)	(260)
Accounts payable	26,720	6,822
Accrued expenses and other liabilities	2,757	(1,711)
Net cash provided by (used in) operating activities	(870)	(15,653)
Investing activities:
Purchases of property and equipment	(5,415)	(787)
Investment in software development	-	(26)
Business acquisitions	349	-
Net cash provided by (used in) investing activities	(5,066)	(813)
Financing activities:
Proceeds from revolving line of credit	75,173	77,334
Payments on revolving line of credit	(70,100)	(77,334)
Checks written in excess of cash balances	611	10,900
Other	184	(34)
Net cash provided by (used in) financing activities	5,868	10,866
Net increase (decrease) in cash	(68)	(5,600)
Cash and cash equivalents at beginning of period	91	5,600
Cash and cash equivalents at end of period	$23	$-

See accompanying notes to consolidated financial statements.

SPEED

COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended September 30,
	2013	2012
Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$497	$172
Income taxes, net of refunds	176	175

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	35	83

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

 Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Basis of Presentation

Speed Commerce, Inc. (the “Company” or “Speed Commerce”), a Minnesota corporation formed in 1983, and formerly known as Navarre Corporation, is a distributor, provider of complete logistics solutions for traditional and e-commerce retail channels and a publisher of computer software. The Company operates through two business segments — Distribution and E-Commerce and Fulfillment Services.

Through the Distribution Segment, the Company distributes computer software, consumer electronics and accessories and video games. The Distribution Segment focuses on providing a range of value-added services, including vendor-managed inventory, and electronic and internet-based ordering.

Through the E-Commerce and Fulfillment Services Segment, the Company provides web platform development and hosting, customer care, fulfillment, order management, logistics and call center capabilities for clients.

The accompanying unaudited consolidated financial statements of Speed Commerce have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

All inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On November 20, 2012, Speed Commerce acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation, through a merger of that entity with and into a Speed Commerce wholly-owned subsidiary, now named Speed Commerce Corp., a Minnesota corporation, (“SCC”) (the transaction, the “Acquisition”)) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”). SCC is a leading provider of end-to-end e-commerce services to retailers and manufacturers and its financial results are included in the Company’s E-commerce and Fulfillment Services Segment.

Beginning in April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company’s operations.  These integration initiatives resulted in, among other things, the Company’s determination to close its Minneapolis, MN distribution facility; the leasing and relocation to expanded distribution and fulfillment facilities in Columbus, OH and Toronto, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to Dallas.  The Company expects these initiatives to be completed during fiscal year 2014.  The Company has incurred $8.1 million in transition and transaction costs during the first six months of fiscal 2014, including $1.9 million of expenses included in cost of sales.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013.

Basis of Consolidation

The consolidated financial statements include the accounts of Speed Commerce, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company”).

Reclassifications

Certain net sales, cost of sales and operating expense classifications have been reclassified from the prior years’ consolidated financial statements to conform with the current year presentation.  The reclassifications are primarily due to the change in segment reporting effective the quarter ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at September 30, 2013 and March 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1), contingent payment obligation (Level 3) and contingent common stock obligation (Level 3).

Revenue Recognition

All customer revenues are recorded net of discounts and allowances provided to customers. Revenue recognition varies by segment based on the nature of the business and contractual terms and conditions.

Distribution Segment. Revenue for the Distribution Segment is recognized on products shipped, including consigned products owned by the Company, when title and risk of loss transfers, delivery has occurred, the price to the buyer is determinable and collectability is reasonably assured. Under certain conditions, the Company permits its customers to return or destroy products. The Company records a reserve for sales returns, product destructions and allowances against amounts due to reduce the net recognized receivables to the amounts the Company reasonably believes will be collected. These reserves are based on the application of the Company’s historical or anticipated gross profit percentage against average sales returns and product destructions, sales discounts percent against average gross sales and specific reserves for marketing programs.

The Company’s distribution customers, at times, qualify for certain price protection benefits from the Company’s vendors. The Company serves as an intermediary to settle these amounts between vendors and customers. The Company accounts for these amounts as reductions of revenue with corresponding reductions in cost of sales.

Service revenues within the Distribution Segment are recognized upon delivery of the services.  The Company records amounts received from customers for out-of-pocket expenses, primarily freight and supplies, as revenue and the associated expense as a cost of sales.

E-commerce and Fulfillment Services Segment. Revenue for the E-commerce and Fulfillment Services Segment is recognized based on terms of service within the customer contract. A portion of the Company’s service revenue arrangements include upfront service elements, such as web implementation and migration, and recurring service elements such as web site support, e-commerce fulfillment services and additional services. The Company does not earn or receive any commissions from its customers. Fees related to upfront contract services, such as web site implementation and migration, are deferred and recognized ratably over the expected term of the relationship with the customer, beginning when delivery of recurring services has occurred. Costs associated with the upfront contract fees are deferred and recognized consistent with the recognition of revenues. Recurring contract service elements are charged based on the number of transactions processed and recognized as the services are performed as measured by the volume of orders completed.

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

Pending Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, the Company’s fiscal year 2015. Retrospective application is permitted. The Company is currently evaluating the impact on its consolidated financial statements and financial statement disclosures.

Note 2 — Transition and Transaction Plan

During April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the Company's determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Toronto, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities. The Company expects these initiatives to be completed during fiscal year 2014. The Company has incurred $8.1 million in transition and transaction costs during the first six months of fiscal 2014, including $1.9 million of expenses included in cost of sales.

Note 3 — Acquisitions

SCC

On November 20, 2012, the Company completed the acquisition of SCC, a leading provider of end-to-end e-commerce services. Total consideration included: $24.5 million in cash at closing, which is net of a preliminary working capital adjustment, 17.1 million shares of the Company’s common stock plus performance payments (contingent consideration) up to an additional $5.0 million in cash (undiscounted) and 6.3 million shares of the Company’s common stock contingent upon SCC’s achieving certain financial metrics for the 12 months ending December 31, 2012. The contingent cash payment is comprised of up to a maximum of $1.25 million, of which $1.0 million was paid in early calendar 2013, and up to a maximum of $3.75 million, of which $3.0 million (before interest of five percent per annum) will be paid in equal, quarterly installments beginning in October 2013 and ending on February 29, 2016. The contingent share payment of up to a maximum of 2,215,526 shares was to be issued in early calendar 2013, of which 1,770,097 shares were issued, and up to a maximum of 4,071,842 shares could have been issued in late calendar 2013, of which 590,036 were issued in July 2013. The determination of the remaining contingent cash and share payments was finalized in the first quarter of fiscal 2014. The working capital adjustment was also finalized in the first quarter of fiscal 2014 in accordance with the Merger Agreement, pursuant to which the Company received $836,000, which reduces the amount of cash consideration paid and decreases goodwill.

The combined fair value of the contingent consideration was estimated to be $7.4 million based upon Level 3 fair value valuation techniques (unobservable inputs that reflect the Company’s own assumptions). A financial model was applied to estimate the value of the contingent consideration that utilized the income approach and option pricing theory to compute expected values and probabilities of reaching the various thresholds in the Merger Agreement. Key assumptions included (1) a discount rate of 14%, (2) EBITDA operating results of between $6.0 and $10.0 million and (3) specific to the option pricing - interest rate of 0.15%, expected term of 0.11 years, dividend yield of 0.0% and volatility of 0%. The estimated fair value of the contingent consideration could change if different assumptions are used.

The goodwill of $30.6 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SCC. All goodwill was assigned to the Company’s SCC reporting unit which is included in the E-commerce and Fulfillment Services Segment and is not deductible for tax purposes. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed with the SEC. Operating results from the date of acquisition are included within the E-commerce and Fulfillment Services Segment.

The purchase price was allocated based on of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash	$23,657
Common stock	21,250
Contingent payment obligation	3,981
Contingent common stock obligation	3,383
Fair value of total consideration transferred	$52,271

The SCC purchase price was allocated as follows:
Accounts receivable	$11,732
Prepaid expenses and other assets	624
Property and equipment	7,075
Purchased intangibles	22,250
Goodwill	30,647
Accounts payable	(6,106)
Accrued expenses and other liabilities	(4,056)
Deferred tax liability	(9,895)
$52,271

Net sales of SCC, included in the Consolidated Statements of Operations and Comprehensive (Loss) for the six months ended September 30, 2013 were $41.4 million. SCC provided operating income of $2.1 million to the consolidated Company’s operating income for the six months ended September 30, 2013.

Viva Media LLC

On July 30, 2013, the Company acquired certain assets of Viva Media LLC in exchange for the assumption of certain liabilities and the payoff of Viva Media LLC’s debt. Total consideration transferred was approximately $1.5 million, including $1.0 million of assumed liabilities and was allocated as follows: $24,000 to accounts receivable, $299,000 to inventory and $1.2 million to intangible assets. The final allocation of consideration is subject to final valuation of intangibles and inventory and a final working capital settlement in the fourth quarter of fiscal year 2014. The results of operations since acquisition are included in the Distribution Segment.

Note 4 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Trade receivables	$91,260	$81,237
Vendor receivables	4,936	5,891
	96,196	87,128
Less: allowance for doubtful accounts and sales discounts	1,212	1,744
Less: allowance for sales returns, net margin impact	2,230	1,888
Total	$92,754	$83,496

Note 5 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Finished products	$48,881	$31,427
Consigned inventory	1,599	1,510
Raw materials	1,226	1,260
Total	$51,706	$34,197

Note 6— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Prepaid royalties	$1,466	$1,750
Other prepaid expenses	1,452	1,029
Current prepaid expenses	2,918	2,779
Non-current prepaid royalties	3,613	3,966
Total prepaid expenses	$6,531	$6,745

Note 7 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Furniture and fixtures	$886	$1,162
Computer and office equipment	22,617	21,685
Warehouse equipment	12,807	12,704
Leasehold improvements	1,851	2,460
Construction in progress	6,261	2,277
Total	44,422	40,288
Less: accumulated depreciation and amortization	27,784	26,203
Net property and equipment	$16,638	$14,085

Depreciation expense was $1.4 million and $2.8 million for the three and six months ended September 30, 2013, respectively, and $815,000 and $1.6 million for the three and six months ended September 30, 2012, respectively.

Note 8— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2013	March 31, 2013
Compensation and benefits	$1,287	$1,847
Royalties	422	256
Rebates	1,080	1,096
Other	2,594	1,171
Total	$5,383	$4,370

Note 9 — Commitments and Contingencies

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The facility leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $985,000 and $2.0 million for the three and six months ended September 30, 2013, respectively and $387,000 and $774,000 for the three and six months ended September 30, 2012, respectively. Facility lease terms vary, but generally provide for fixed and escalating payments which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of September 30, 2013 (in thousands):

Remainder of fiscal 2014	$1,865
2015	5,053
2016	6,741
2017	6,765
2018	5,827
Thereafter	23,138
Total	$49,389

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations. No amounts were accrued with respect to these proceedings as of September 30, 2013 and March 31, 2013, respectively.

Note 10 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At September 30, 2013 and March 31, 2013, leased capital assets included in property and equipment were as follows (in thousands):

	September 30, 2013	March 31, 2013
Computer and office equipment	$326	$193
Less: accumulated amortization	125	101
Property and equipment, net	$201	$92

Amortization expense for the three and six months ended September 30, 2013 was $14,000 and $28,000, respectively, and $14,000 and $28,000 for the three and six months ended September 30, 2012, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2014	$42
2015	79
2016	77
2017	12
Total minimum lease payments	210
Less: amounts representing interest at rates ranging from 7.0% to 9.563%	23
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $68,000 and $121,000, respectively	$187

Note 11 — Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.

On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SCC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBITDA”, in connection with the final earn-out calculations related to the acquisition of SCC.

The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at the Company’s discretion.

At September 30, 2013 and March 31, 2013 the Company had $29.0 million and $23.9 million outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $15.1 million and $19.9 million at September 30, 2013 and March 31, 2013, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at September 30, 2013 and March 31, 2013, respectively. Such interest amounts are payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At September 30, 2013, the Company was in compliance with all covenants under the Credit Facility.

Letter of Credit

On April 14, 2011, the Company was released from an office lease guarantee related to a former subsidiary, FUNimation Productions, Ltd. (“FUNimation”) by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $2.6 million and $2.9 million at September 30, 2013 and March 31, 2013, respectively. Therefore, at September 30, 2013 and March 31, 2013, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 12 — Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during either of the six months ended September 30, 2013 or 2012.

Note 13 — Share-Based Compensation

The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of September 30, 2013. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013.

Stock Options

A summary of the Company’s stock option activity as of September 30, 2013 and changes during the six months ended September 30, 2013 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,904,061	$1.93
Granted	172,000	2.48
Exercised	(82,500)	1.77
Forfeited or expired	(272,621)	1.78
Options outstanding, end of period	2,720,940	$1.99
Options exercisable, end of period	1,190,169	$2.19
Shares available for future grant, end of period	2,589,777

The total fair value of options granted during the six months ended September 30, 2013 was approximately $350,000 and the total fair value of options exercisable was $1.6 million at September 30, 2013. The weighted-average remaining contractual term for options outstanding was 7.7 years and for options exercisable was 6.3 years at September 30, 2013.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.28 as of September 30, 2013, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the six months ended September 30, 2013 was approximately $143,000. The aggregate intrinsic value for options outstanding was $3.7 million, and for options exercisable was $1.5 million at September 30, 2013.

As of September 30, 2013, total compensation cost related to non-vested stock options not yet recognized was $1.5 million, which is expected to be recognized over the next 1.1 years on a weighted-average basis.

During each of the six months ended September 30, 2013 and 2012, the Company received cash from the exercise of stock options totaling $204,000 and $20,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the six months ended September 30, 2013 or 2012.

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

A summary of the Company’s restricted stock activity as of September 30, 2013 and of changes during the six months ended September 30, 2013 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period:	574,865	$1.73
Granted	73,000	2.68
Vested	(86,667)	1.77
Forfeited	(82,362)	1.73
	478,836	$1.86

The total fair value of restricted stock awards granted during the six months ended September 30, 2013 was approximately $195,000.

The weighted-average remaining vesting period for restricted stock awards outstanding at September 30, 2013 was 1.1 years.

As of September 30, 2013, total compensation cost related to non-vested restricted stock awards not yet recognized was $863,000, which amount is expected to be recognized over the next 1.1 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the six month periods ended September 30, 2013 or 2012.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the six months ended September 30, 2013 and 2012 was calculated using the following assumptions:

	Six Months Ended September 30,
	2013	2012
Expected life (in years)	5.0	5.0
Expected average volatility	65%	69%
Risk-free interest rate	.76%	1.01%
Expected dividend yield	0.0%	0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and six months ended September 30, 2013 and 2012.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and six months ended September 30, 2013 was $210,000 and $514,000, respectively, and for the three and six months ended September 30, 2012 was $236,000 and $460,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No amount of share-based compensation was capitalized.

Note 14 —Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(2,722)	$488	$(6,573)	$(83)
Denominator:
Denominator for basic loss per share—weighted-average shares	56,792	37,180	56,518	37,168
Dilutive securities: Employee stock options and restricted stock	-	168	-	-
Denominator for diluted loss per share—adjusted weighted-average shares	56,792	37,348	56,518	37,168
Earnings (loss) per common share:
Basic	$(0.05)	$0.01	$(0.12)	$-
Diluted	$(0.05)	$0.01	$(0.12)	$-

Due to the Company’s net loss for the three months ended September 30, 2013, diluted loss per share excludes 1.2 million stock options and restricted stock awards because their inclusion would have been anti-dilutive. Approximately 2.3 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2012 because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. Due to the Company’s net loss for the six months ended September 30, 2013 diluted loss per share excludes 1.0 million of stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company’s net loss for the six months ended September 30, 2012 diluted loss per share excludes 2.5 million stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Note 15 — Income Taxes

For the three months ended September 30, 2013, the Company recorded income tax expense of $31,000, compared to income tax expense of $274,000 for the three months ended September 30, 2012. The effective income tax rate for the three months ended September 30, 2013 was 1.2%, compared to 36.0% for the three months ended September 30, 2012. For the six months ended September 30, 2013, the Company recorded income tax expense of $65,000, compared to income tax expense of $15,000 for the six months ended September 30, 2012. The effective income tax rate for the six months ended September 30, 2013 was 1.0%, compared to 22.1% for the six months ended September 30, 2012. For the three and six months ended September 30, 2013, the Company’s effective tax rate differs from the statutory rate of 35% due to valuation allowances on net operating losses and accruals related to unrecognized income tax benefits.

The Company does not consider any foreign earnings as permanently reinvested in foreign jurisdictions and records deferred tax liabilities for temporary differences related to its foreign operations.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of September 30, 2013 and March 31, 2013, the Company had a net deferred tax asset position before valuation allowance of $31.7 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $33.0 million and $30.3 million has been recorded as of September 30, 2013 and March 31, 2013.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2013, interest accrued was approximately $152,000, which was net of federal and state tax benefits and total UTB’s, net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $499,000. During the six months ended September 30, 2013, no UTB’s were reversed. At September 30, 2013, interest accrued was $167,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $527,000.

The Company’s U.S. federal income tax returns for tax years ending in 2010 and 2012 remain subject to examination by tax authorities. The Company’s Canadian income tax return for tax years ending in 2003 through 2013 remain subject to examination by tax authorities The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2014.

Note 16 — Business Segments

The Company identifies its segments based on its organizational structure, which is primarily by business activity. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions.

Beginning in the quarter ended December 31, 2012, the Company changed its reporting segments in connection with the acquisition of SCC. The Company previously reported segment information under two reporting segments including distribution and publishing.  Effective the quarter ended December 31, 2012, the Company’s segments are defined as follows:

●	through the Distribution Segment, the Company distributes computer software, consumer electronics and accessories and video games; and
●

through the E-commerce and Fulfillment Services Segment, the Company provides web platform development and hosting, fulfillment, order management, logistics and call center capabilities for its clients.

The Distribution Segment results as reported prior to the quarter ended December 31, 2012 included operating results of fee-based logistical services which is now included in the E-commerce & Fulfillment Services Segment.   In addition, the results of the previously reported publishing segment are included in the Distribution Segment beginning the quarter ended December 31, 2012.

       Financial information below has been recast to conform with the presentation change effective the quarter ended December 31, 2012 as discussed above.  Financial information by reportable segment is included in the following summary for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Distribution	E-commerce & Fulfillment Services	Consolidated
Three months ended September 30, 2013:
Net sales	$90,448	$28,562	$119,010
Income (loss) from operations	(4,230)	1,937	(2,293)
Depreciation and amortization expense	752	1,252	2,004
Capital expenditures	208	3,339	3,547
Total assets	153,744	72,902	226,646

	Distribution	E-commerce & Fulfillment Services	Consolidated
Three months ended September 30, 2012:
Net sales	$96,846	$7,286	$104,132
Income (loss) from operations	106	680	786
Depreciation and amortization expense	745	69	814
Capital expenditures	568	—	568
Total assets	125,780	12,103	137,883

	Distribution	E-commerce & Fulfillment Services	Consolidated
Six months ended September 30, 2013:
Net sales	$166,164	$50,578	$216,742
Income (loss) from operations	(9,711)	3,959	(5,752)
Depreciation and amortization expense	1,501	2,530	4,031
Capital expenditures	677	4,738	5,415
Total assets	153,744	72,902	226,646

	Distribution	E-commerce & Fulfillment Services	Consolidated
Six months ended September 30, 2012:
Net sales	$183,620	$11,784	$195,404
Income (loss) from operations	(478)	770	292
Depreciation and amortization expense	1,488	139	1,627
Capital expenditures	787	—	787
Total assets	125,780	12,103	137,883

Product Line Data

The following table provides net sales for the Distribution Segment for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Software	$62,797	$79,076
Consumer electronics and accessories	27,395	15,653
Video games	256	2,117
Consolidated	$90,448	$96,846

	Six Months Ended September 30,
	2013	2012
Software	$116,706	$142,264
Consumer electronics and accessories	48,801	36,500
Video games	657	4,856
Consolidated	$166,164	$183,620

Geographic Data

The following table provides net sales by geographic region for the three and six months ended September 30, 2013 and 2012 and property, plant and equipment, net of accumulated depreciation by geographic region at September 30, 2013 and March 31, 2013 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Sales	2013	2012	2013	2012
United States	$102,612	$87,477	$185,876	$166,602
Canada	16,398	16,655	30,866	28,802
Total net sales	$119,010	$104,132	$216,742	$195,404

Property, Plant and Equipment, Net	September 30, 2013	March 31,2013
United States	$16,278	$13,877
Canada and other	360	208
Total property, plant and equipment, net	$16,638	$14,085

Sales Channel Data

The following table provides net sales by sales channel for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Retail	$77,958	$84,563	$142,837	$159,725
E-commerce	41,052	19,569	73,905	35,679
Total net sales	$119,010	$104,132	$216,742	$195,404

Note 17 — Subsequent Event

On October 1, 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We offer a vertically integrated, multi-channel platform of e-commerce services and distribution solutions to retailers and manufacturers. We offer retail distribution programs, website development and hosting, customer care, e-commerce fulfillment, and third party logistics services.

Since our founding in 1983, we have established retail distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Target, Office Depot and OfficeMax, and we distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. In November 2012 we acquired SpeedFC, Inc., a leading provider of end-to-end e-commerce services through a merger of that entity with and into a Speed Commerce wholly-owned subsidiary, now named Speed Commerce Corp. (“SCC”). This acquisition allows us to provide a broad array of e-commerce services that includes website development and integration, web hosting, cross-channel order management and reporting, and fulfillment and customer care to online retailers and manufacturers.

Beginning in the quarter ended December 31, 2012, we changed our reporting segments in connection with the acquisition of SCC. We previously reported segment information under two reporting segments including distribution and publishing. Our business currently operates through two business segments: Distribution and E-commerce and Fulfillment Services.

Distribution. Through our Distribution Segment, we distribute computer software, consumer electronics and accessories, and sell proprietary software products. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering. Our vendors include Symantec Corporation, Kaspersky Lab, Inc., Corel Corporation, Webroot Software, Inc., Nuance Communications, Inc., and McAfee, Inc. Our proprietary software business (“Encore”) packages, brands, markets and sells directly to consumers, retailers, third party distributors and our distribution business. These proprietary software products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories. Titles include The Print Shop, Print Master, Advantage, Mavis Beacon Teaches Typing, Punch Home Design, Bicycle and Hoyle PC Gaming.

E-commerce and Fulfillment Services. Through our E-commerce and Fulfillment Services Segment, we provide web platform development and hosting, fulfillment, order management, logistics and call center capabilities which provide customers with easy to implement, cost-effective, transaction-based services and information management tools.  Our clients include retailers such as Justice, Dress Barn, MetroPCS, Yankee Candle and Cache.  In the second quarter of fiscal 2014, we entered into separate agreements with The Army & Air Force Exchange Service and Navy Exchange Service Command to build and maintain fully integrated, e-commerce platforms as well as provide a variety of fulfillment and call center related services.

During April 2013, we implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across our operations.  These integration initiatives resulted in, among other things, our determination to close our Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Toronto, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities.  We expect these initiatives to be completed during fiscal year 2014.  We have incurred $8.1 million in transition and transaction costs during the first six months of fiscal 2014. Absent certain lease breakage costs, we anticipate the total transition and transaction costs to be approximately $9.5 million.

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

Executive Summary

Consolidated net sales for the second quarter of fiscal 2014 increased 14.3% to $119.0 million compared to $104.1 million for the second quarter of fiscal 2013. This $14.9 million increase in net sales was primarily due to our increased business in E-commerce and Fulfillment Services Segment of $21.3 million, primarily from our acquisition of SCC in November 2012, offset by declines in net sales of $16.3 million in our software category and $1.9 million in our video games category, compared to the second quarter of fiscal 2013, due to reduced demand for software and video game products.

Our gross profit increased to $12.4 million, or 10.4% of net sales, in the second quarter of fiscal 2014 compared to $12.0 million, or 11.6% of net sales, for the same period in fiscal 2013. The $306,000 and 2.5% increase in gross profit was principally due to an increase in our sales volume resulting from the acquisition of SCC offset by lower distribution sales in the software category and lower Distribution Segment gross margin in the software and consumer electronics and accessories categories.

Total operating expenses for the second quarter of fiscal 2014 were $14.6 million, or 12.3% of net sales, compared to $11.3 million, or 10.8% of net sales, in the same period for fiscal 2013. The $3.3 million increase was primarily due to transaction and transition expenses of $2.6 million from the consolidation of the Minneapolis distribution facility, relocation from Minneapolis to Dallas of certain administrative functions and assets and relocation of the Columbus and Toronto distribution facilities.

Net loss for the second quarter of fiscal 2014 was $2.7 million or $0.05 loss per diluted share compared to net income of $488,000 or $0.01 per diluted share for the same period last year.

Consolidated net sales for the six months ended September 30, 2013 increased 10.9% to $216.7 million compared to $195.4 million for the first six months of fiscal 2013. This $21.3 million increase in net sales was primarily due to the acquisition of SCC which was primarily responsible for the $38.8 million increase E-commerce and Fulfillment Services Segment net sales. Net sales in our Distribution Segment declined by $17.5 million due to a $25.6 million decline in the software category and a $4.2 million decline in video game sales. These declines were partially offset by a $12.3 million increase in consumer electronics and accessories category net sales.

Our gross profit increased to $22.6 million, or 10.4% of net sales, for the first six months of fiscal 2014 compared to $22.0 million, or 11.3% of net sales, for the same period in fiscal 2013. The $0.6 million and 2.7% increase in gross profit was principally due to the addition of SCC results within our E-commerce and Fulfillment Services Segment.

Total operating expenses for the first six months of fiscal 2014 were $28.4 million, or 13.1% of net sales, compared to $21.7 million, or 11.1% of net sales, in the same period for fiscal 2013. The $6.7 million increase was primarily due to $6.6 million of transition and transactions costs incurred.

Net loss for the first six months of fiscal 2014 was $6.6 million or $0.12 loss per diluted share compared to net loss of $83,000 or zero loss per diluted share for the same period last year.

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

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SCC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBITDA”, in connection with the final earn-out calculations related to the acquisition of SCC.

At both September 30, 2013 and March 31, 2013 we had $29.0 million and $23.9 million outstanding on the Credit Facility, respectively. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $15.1 million and $19.9 million at September 30, 2013 and March 31, 2013, respectively. At September 30, 2013, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at September 30, 2013 and March 31, 2013, respectively. Such interest amounts have been, and continue to be, payable monthly.

On October 1, 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million. The proceeds of the offering will be used for general corporate and working capital purposes, including capital expenditures, as well as for potential acquisitions.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our revenues being derived from a small group of customers;

●	our dependence on significant vendors and manufacturers and the popularity of their products;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring efforts, including our relocation, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business and decreased sales could adversely affect our results of operations;

●	growth of non-U.S. sales and operations could increasingly subject us to additional risks that could harm our business;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	our discretionary use of proceeds from the offering completed October 1, 2013;

●	product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity;

●	our E-commerce and Fulfillment Services Segment fee revenue and gross margin are dependent upon transaction volume, which volume may differ from our projections;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	the expected benefits of the SCC acquisition may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited;

●	we may be unable to refinance our debt facility and our debt agreement limits operating and financial flexibility; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

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

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net sales
Distribution	76.0%	93.0%	76.7%	94.0%
E-commerce and fulfillment services	24.0%	7.0%	23.3%	6.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Distribution	69.3%	82.5%	70.4%	83.5%
E-commerce and fulfillment services	20.3%	5.9%	19.1%	5.2%
Total cost of sales	89.6%	88.4%	89.6%	88.7%
Gross profit
Distribution	6.7%	10.5%	6.2%	10.4%
E-commerce and fulfillment services	3.7%	1.1%	4.2%	0.8%
Total gross profit	10.4%	11.6%	10.4%	11.3%
Operating expenses:
Selling and marketing	3.4%	4.4%	3.5%	4.3%
Distribution and warehousing	2.9%	1.7%	2.7%	1.8%
General and administrative	4.1%	3.0%	4.6%	3.1%
Information technology	1.4%	1.0%	1.5%	1.1%
Depreciation and amortization	0.6%	0.7%	0.7%	0.8%
Total operating expenses	12.3%	10.8%	13.1%	11.1%
Loss from operations	-1.9%	0.8%	-2.7%	0.1%
Other income (expense):
Interest income (expense), net	-0.4%	-0.2%	-0.4%	-0.1%
Other income (expense), net	0.0%	0.1%	0.0%	-0.1%
Loss from operations, before income tax	-2.3%	0.7%	-3.0%	0.0%
Income tax benefit (expense)	0.0%	-0.3%	0.0%	0.0%
Net income (loss)	-2.3%	0.5%	-3.0%	0.0%

Distribution Segment

The Distribution Segment distributes computer software, consumer electronics and accessories and video games.

Fiscal 2014 Second Quarter Results Compared To Fiscal 2013 Second Quarter

Net Sales

Net sales for the Distribution Segment decreased $6.4 million, or 6.6%, to $90.4 million for the second quarter of fiscal 2014 compared to $96.8 million for the second quarter of fiscal 2013. Net sales in the software product group decreased $16.3 million to $62.8 million during the second quarter of fiscal 2013 from $79.1 million for the same period last year due to lower demand for our software products. Consumer electronics and accessories net sales increased with net sales of $27.4 million during the second quarter of fiscal 2013 compared to $15.7 million for the same period last year. Video games net sales decreased $1.9 million to $0.2 million in the second quarter of fiscal 2013 from $2.1 million for the same period last year, due to fewer video game releases.  We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the Distribution Segment was $8.0 million, or 8.8% of net segment sales, for the second quarter of fiscal 2014 compared to $10.9 million, or 11.3% of net segment sales, for the second quarter of fiscal 2013. The $2.9 million or 26.7% decrease in gross profit margin was primarily due to the overall decline in segment net sales and a change in sales mix that included an increased amount of lower margin software and consumer electronics and accessories product categories. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the Distribution Segment were $12.2 million, or 13.5% of net segment sales, for the second quarter of fiscal 2014 compared to $10.8 million, or 11.2% of net segment sales, for the second quarter of fiscal 2013. Overall expenses increased by $1.4 million primarily due to $3.0 million of costs incurred during the second quarter of fiscal 2014 for transition costs, principally related to the consolidation of our distribution activities from Minneapolis to Dallas.

Selling and marketing expenses for the Distribution Segment were $3.4 million, or 3.8% of net segment sales, for the second quarter of fiscal 2014 compared to $4.3 million, or 4.4% of net sales, for the second quarter of fiscal 2013.

Distribution and warehousing expenses for the Distribution Segment were $3.4 million, or 3.8% of net segment sales, for the second quarter of fiscal 2014 compared to $1.8 million, or 1.9% of net sales, for the second quarter of fiscal 2013. The $1.6 million increase was primarily a result of $1.1 million in transition costs related to the consolidation of our distribution activities from Minneapolis to Dallas in the second quarter of fiscal 2014.

General and administrative expenses for the Distribution Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution Segment were $3.7 million, or 4.1% of net segment sales, for the second quarter of fiscal 2014 compared to $2.9 million, or 3.0% of net segment sales, for the second quarter of fiscal 2013. The $0.8 million increase in the second quarter of fiscal 2014 was primarily a result of $1.8 million of transition costs for relocation of certain administrative functions from Minneapolis to Dallas, partially offset by lower operating costs.

Information technology expenses for the Distribution Segment were $0.9 million, or 1.0% of net segment sales, for the second quarter of fiscal 2014 compared to $1.1 million, or 1.1% of net segment sales, for the first quarter of fiscal 2013.

Depreciation and amortization expense for the Distribution Segment was $752,000 for the second quarter of fiscal 2014 compared to $745,000 for the second quarter of fiscal 2013.

Operating Income (Loss)

Net operating loss for the Distribution Segment was $4.2 million for the second quarter of fiscal 2014 compared to net operating income of $0.8 million for the second quarter of fiscal 2013.

Fiscal 2014 Six Months Results Compared With Fiscal 2013 Six Months

Net Sales

Net sales for the Distribution Segment decreased $17.4 million, or 9.5%, to $166.2 million for the first six months of fiscal 2014 compared to $183.6 million for the first six months of fiscal 2013. Net sales decreased $25.6 million in the software product group to $116.7 million for the first six months of fiscal 2014 from $142.2 million for the same period last year primarily due to decreased demand for software products. Video games net sales decreased $4.3 million to $657,000 for the first six months of fiscal 2014 from $4.9 million for the same period last year, primarily as we had fewer new video game releases. Consumer electronics and accessories net sales increased $12.3 million to $48.8 million during the first six months of fiscal 2014 from $36.5 million for the same period last year due to the distribution of new products to existing customers and obtaining new customers. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the Distribution Segment was $13.5 million, or 8.1% of net segment sales, for the first six months of fiscal 2014 compared to $20.4 million, or 11.1% of net segment sales, for the first six months of fiscal 2013. The $6.9 million decrease in gross profit and the 33.6% decrease in gross profit margin were both primarily due to decreased software sales and a mix of lower gross profit margin security and utility software products net sales. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.

Operating Expenses

Total operating expenses for the Distribution Segment were $23.2 million, or 14.0% of net segment sales, for the first six months of fiscal 2014 compared to $20.9 million, or 11.4% of net segment sales, for the same period of fiscal 2013. Overall expenses increased by $2.4 million primarily due to $5.8 million in transition costs due to consolidation of the Minneapolis distribution facility and relocation from Minneapolis to Dallas of certain administrative functions and assets.

Selling and marketing expenses for the Distribution Segment decreased $1.5 million to $6.5 million, or 3.9% of net segment sales, for the first six months of fiscal 2014 compared to $8.0 million, or 4.3% of net segment sales, for the first six months of fiscal 2013.

Distribution and warehousing expenses for the Distribution Segment were $5.8 million, or 3.5% of net segment sales, for the first six months of fiscal 2014 compared to $3.5 million, or 1.9% of net segment sales, for the same period of fiscal 2013. The $2.3 million increase was primarily a result of $2.3 million in transition costs for the consolidation of the Minneapolis warehouse to Dallas.

General and administrative expenses for the Distribution Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution Segment were $7.5 million, or 4.5% of net segment sales, for the first six months of fiscal 2014 compared to $5.8 million, or 3.1% of net segment sales, for the first six months of fiscal 2013. The $1.7 million increase in the first six months of fiscal 2014 was due to $3.3 million of transition costs incurred primarily with the consolidation of the Minneapolis distribution facility and relocation of certain administrative functions from Minneapolis to Dallas.

Information technology expenses for the Distribution Segment were $2.0 million, or 1.2% of net segment sales, for the first six months of fiscal 2014 compared to $2.1 million, or 1.2% of net segment sales, for the first six months of fiscal 2013.

Depreciation and amortization for the Distribution Segment was flat at $1.5 million for the first six months of fiscal 2014 and the first six months of fiscal 2013, respectively.

Operating (Loss) Income

Net operating loss for the Distribution Segment was $9.7 million for the first six months of fiscal 2014 compared to net operating loss of $478,000 for the same period of fiscal 2013.

E-commerce and Fulfillment Services Segment

The E-commerce and Fulfillment Services Segment provides web platform development and hosting, fulfillment, order management, logistics and call center capabilities which provide customers with easy to implement, cost-effective, transaction-based services and information management tools.

Fiscal 2014 Second Quarter Results Compared To Fiscal 2013 Second Quarter

Net Sales

Net sales for the E-commerce and Fulfillment Services Segment were $28.6 million for the second quarter of fiscal 2014 compared to $7.3 million for the second quarter of fiscal 2013. The $21.3 million, or 292.0% increase in net segment sales, was primarily attributable to the acquisition of SCC in November 2012. We believe sales results in the future will be dependent upon our ability to continue to win new client relationships, generate opportunities in our client pipeline and the commercial success of clients’ e-commerce business.

Gross Profit

Gross profit for the E-commerce and Fulfillment Services Segment was $4.3 million, or 15.3% of net segment sales, for the second quarter of fiscal 2014 compared to $1.1 million, or 15.6% of net segment sales, for the second quarter of fiscal 2013. The 282.2% or $3.2 million increase in gross profit margin is the result of the acquisition of SCC in November 2012. Gross profit for the second quarter of fiscal year 2014 was adversely impacted by $1.5 million of transition costs recognized within cost of sales associated with the consolidation to the Dallas warehouse and the move to our new facility in Ohio. We expect gross profit rates to fluctuate depending principally upon the mix of value-added services provided and efficiency of our fulfillment services.

Operating Expenses

Total operating expenses for the E-commerce and Fulfillment Services Segment increased to $2.4 million, or 8.4% of net segment sales, for the second quarter of fiscal 2014, compared to $460,000, or 10.2% of net sales, for the second quarter of fiscal 2013.

Selling and marketing expenses for the E-commerce and Fulfillment Services Segment were $605,000, or 2.1% of net segment sales, for the second quarter of fiscal 2014 compared to $276,000, or 6.1% of net segment sales, for the second quarter of fiscal 2013. The $329,000 increase was primarily due to the inclusion of the financial results of SCC since November 2012.

General and administrative expenses for the E-commerce and Fulfillment Services Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the segment were $1.1 million, or 3.8% of net segment sales, for the second quarter of fiscal 2014, compared to $164,000, or 4.1% of net segment sales, for the second quarter of fiscal 2013. The $914,000 increase was primarily due to the inclusion of the financial results of SCC since November 2012.

Information technology expenses for the E-commerce and Fulfillment Services segment were $0.7 million, or 2.5% of net segment sales, for the second quarter of fiscal 2014, compared to zero in the second quarter of fiscal 2013, due to the inclusion of the financial results of SCC since November 2012.

Operating Income

The E-commerce and Fulfillment Services Segment had a net operating income of $1.9 million for the second quarter of fiscal 2014 compared to net operating income of $680,000 for the second quarter of fiscal 2013.

Fiscal 2014 Six Months Results Compared With Fiscal 2013 Six Months

Net Sales

Net sales for the E-commerce and Fulfillment Services Segment were $50.6 million for the first six months of fiscal 2014 compared to $11.8 million for the same period of fiscal 2013. The $38.8 million, or 329.2% increase in net segment sales, over the prior year period was primarily due to the inclusion of the financial results of SCC in November 2012.

Gross Profit

Gross profit for the E-commerce and Fulfillment Services Segment was $9.1 million, or 18.0% of net segment sales, for the first six months of fiscal 2014 compared to $1.6 million, or 13.9% of net segment sales, for the first six months of fiscal 2013. Gross profit for the first six months of fiscal 2014 was adversely impacted by $1.6 million of transition costs recognized as part of cost of sales for the relocation of the Minneapolis warehouse to Dallas and the move to a larger warehouse facility in Columbus.

Operating Expenses

Total operating expenses increased $4.3 million for the E-commerce and Fulfillment Services Segment to $5.1 million for the first six months of fiscal 2014 from $868,000 for the first six months of fiscal 2013.

Selling and marketing expenses for the E-commerce and Fulfillment Services Segment were $1.2 million, or 2.4% of net segment sales, for the first six months of fiscal 2014 compared to $537,000, or 4.6% of net segment sales, for the first six months of fiscal 2013.

General and administrative expenses for the E-commerce and Fulfillment Services Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the segment increased to $2.5 million, or 5.0% of net segment sales, for the first six months of fiscal 2014 compared to $331,000, or 2.8% of net segment sales, for the first six months of fiscal 2013.

Information technology expenses for the E-commerce and Fulfillment Services segment were $1.4 million, or 2.7% of net segment sales, for the first six months of fiscal 2014, compared to zero the first six months of fiscal 2013, due to the addition of SCC.

Operating Income

The E-commerce and Fulfillment Services Segment had net operating income of $4.0 million for the first six months of fiscal 2014 compared to $770,000 for the first six months of fiscal 2013.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $422,000 for the second quarter of fiscal 2014 compared to expense of $166,000 for the second quarter of fiscal 2013. Interest income (expense), net was expense of $802,000 for the first six months of fiscal 2014 compared to expense of $261,000 for the same period of fiscal 2013. The increase in interest expense for both the second quarter and first six months of fiscal 2014 was a result of incremental interest expense for borrowings associated with the SCC acquisition and the fiscal 2014 capital expenditure program.

Other income (expense), net, which consists primarily of foreign exchange loss related to sales in Canada, for the three and six months ended September 30, 2013 was income of $24,000 and income of $46,000, respectively. Other income (expense), net, which consists of foreign exchange loss related to sales in Canada, for the three and six months ended September 30, 2012 was income of $142,000 and expense of $99,000, respectively.

Consolidated Income Tax Benefit

Income tax expense was $31,000 for the second quarter of fiscal year 2014, compared to income tax expense of $274,000 for the second quarter of fiscal 2013. The effective income tax rate for the second quarter of fiscal 2014 was 1.2%, compared to 36.0% for the same period in fiscal year 2013. For the first six months of fiscal 2014 income tax expense was $65,000, compared to income tax expense of $15,000 for the six months of fiscal 2013. The effective income tax rate for the six months of fiscal 2014 was 1.0%, compared to 22.1% for the comparable period in fiscal 2013. For the second quarter and first six months of fiscal year 2014, our effective tax rate differs from the statutory rate of 35% due to valuation allowances on net operating losses and accruals related to unrecognized income tax benefits.

Consolidated Net Income (Loss)

For the second quarter of fiscal 2014, we recorded a net loss of $2.7 million compared to net income of $488,000 for the same period last year. For the first six months of fiscal 2014, we recorded a net loss of $6.5 million, compared to net loss of $83,000 for the same period last year.

Market Risk

At September 30, 2013, we had $29.0 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $290,000 impact on our annual interest expense.

Our sales to customers in Canada are increasing. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three and six months ended September 30, 2013 we had foreign exchange transaction gains of $26,000 and $38,000, respectively and foreign exchange transaction gain of $137,000 and loss of $105,000, respectively, for the three and six months ended September 30, 2012.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At September 30, 2013 we had accumulated other comprehensive gain related to foreign translation of $371,000 compared to a gain of $336,000 at March 31, 2013.

Though changes in the exchange rate are out of our control, we periodically monitor our Canadian activities and attempt to reduce exposure from exchange rate fluctuations by limiting these activities or considering taking other actions, such as exchange rate hedging. At this time, we do not engage in any hedging transactions to mitigate foreign currency effects, but we continually monitor our activities and evaluate such opportunities periodically.

Seasonality and Inflation

Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a supplier of products ultimately sold to retailers and an e-commerce provider of fulfillment services, our business is affected by the pattern of seasonality common to retailers, particularly during the holiday selling season. Poor economic or weather conditions during this period could negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Cash used in operating activities for the first six months of fiscal 2014 was $0.9 million compared to $15.7 million for the same period last year.

Cash flows used in operating activities during the six months ended September 30, 2013 were $0.9 million and were primarily impacted by the following:

●	Non-cash charges of $4.8 million, including depreciation and amortization of $4.0 million, which increased due to the acquisition of SCC, and share-based compensation of $514,000;
●	Accounts receivable increased $9.2 million, resulting from the timing of E-Commerce and Fulfillment Services Segment invoices to clients;
●	Inventories increased $17.2 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line;
●	Other assets increased $2.3 million, primarily due to deferred project costs for SCC client development projects and importation and tax deposits in Canada;
●	Accounts payable increased $26.7 million, primarily as a result of timing of payments and purchases; and
●

Accrued expenses increased by $2.8 million, primarily as a result of deferred revenues for up-front fees for new E-commerce clients, Distribution Segment accrual for retailer chargebacks and higher payroll accruals.

Operating cash flows for the six months ended September 30, 2013 were adversely impacted by the seasonal build-up of inventory for the holiday shopping season. With the growth in the consumer electronics and accessories product category in our Distribution Segment, our purchases of inventory have increased. Inventory purchased from vendors generally has right-of-return provisions and includes provisions to holdback some or the entire amount due to the vendor until the inventory is sold by our customers to the ultimate consumer. As such, our outstanding payables will increase as an inventory build-up occurs.

Cash flows used in operating activities during the six months ended September 30, 2012 were $15.7 million and were primarily impacted by the following:

●	Non-cash charges, including depreciation and amortization of $1.6 million, amortization of software development costs of $496,000, share-based compensation of $460,000;
●	Accounts receivable increased $18.3 million, resulting from the timing of sales, net of decreased sales during the quarter;
●	Inventories increased $5.9 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line;
●	Prepaid expenses decreased $1.0 million, primarily resulting from the timing of payments;
●	Accounts payable increased $6.8 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses decreased $1.7 million, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $5.1 million for the first six months of fiscal 2014 and $813,000 for the same period last year.

The purchases of property and equipment totaled $5.4 million and $787,000 in the first six months of fiscal 2014 and 2013, respectively. The increase in purchases of property and equipment of $4.6 million in fiscal year 2014 from the prior year is primarily due to the purchase and installation of automated sorter equipment in our Columbus warehouse.

Financing Activities

Cash flows provided by financing activities totaled $5.9 million for the first six months of fiscal 2014 and cash flows provided by financing activities totaled $10.9 million for the first six months of fiscal 2013.

For the first six months of fiscal 2014, we had net proceeds from the revolving line of credit of $5.1 million and an increase in checks written in excess of cash balances of $611,000.

For the first six months of fiscal 2013, we had $0.0 in net proceeds from the revolving line of credit and an increase in checks written in excess of cash balances of $10.9 million.

Capital Resources

On November 12, 2009, we entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Foothill, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016.

On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SCC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBITDA”, in connection with the final earn-out calculations related to the acquisition of SCC.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2013, we had $29.0 million outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $15.1 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at September 30, 2013 and March 31, 2013, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At September 30, 2013, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We expect total capital expenditures for fiscal year 2014 to be approximately $10.5 million to $11 million, of which $5.4 million has been incurred through the first six months of fiscal year 2014. In addition, excluding lease termination expenses, we expect total expenditures from our transition and transaction plan, including the integration of the SCC acquisition and relocation of facilities, to be approximately $8.5 million to $9.5 million of which $8.1 million has been incurred during the first six months of fiscal year 2014.

At September 30, 2013, we had $29.0 million outstanding on our $50.0 million Credit Facility. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At September 30, 2013, based on the facility’s borrowing base and other requirements at such date, we had excess availability of $15.1 million. At September 30, 2013, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

On October 1, 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million. With this offering, we fully utilized our shelf registration statement and no longer have any registered common stock or preferred shares available for sale. The proceeds of the offering will be used for general corporate and working capital purposes, including capital expenditures, as well as for potential acquisitions.

We may review from time to time possible expansion and acquisition opportunities relating to our business. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Additional information regarding the risks and uncertainties associated with the October 1, 2013 underwritten public offering of common stock are contained in the Registration Statement, Prospectus and Prospectus Supplement filed in connection with the offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

3.1

Amendment to Articles of Incorporation filed with the Minnesota Secretary of State (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on September 9, 2013)

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on November 7, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2013 and March 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speed Commerce, Inc.
(Registrant)

Date: November 7, 2013	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)