Form 10-Q
period 2013-12-31
Speed Commerce, Inc.
filed 2014-02-06
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 4, 2014
Common Stock, No Par Value	65,179,124 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2013	March 31, 2013
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$53	$91
Accounts receivable, net	151,094	83,496
Inventories	54,761	34,197
Prepaid expenses	2,595	2,779
Other assets — current	1,147	483
Total current assets	209,650	121,046
Property and equipment, net	18,450	14,085
Software development costs, net	390	12
Other assets:
Intangible assets, net	20,921	22,717
Goodwill	32,216	31,484
Non-current prepaid royalties	3,413	3,966
Other assets	5,642	2,981
Total assets	$290,682	$196,291
Liabilities and shareholders’ equity:
Current liabilities:
Revolving line of credit	$30,891	$23,884
Accounts payable	167,102	103,953
Checks written in excess of cash balances	8,252	3,478
Accrued expenses	6,016	4,370
Deferred payment obligation short-term - acquisition	828	1,082
Contingent share obligation - acquisition	-	388
Other liabilities — short-term	2,662	1,364
Total current liabilities	215,751	138,519
Long-term liabilities:
Deferred payment obligation long-term - acquisition	1,656	1,901
Deferred tax liabilities - long term	1,282	1,279
Other liabilities — long-term	2,184	909
Total liabilities	220,873	142,608
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 100,000,000; issued and outstanding shares — 65,168,588 at December 31, 2013 and 56,238,236 at March 31, 2013	213,086	189,515
Accumulated deficit	(143,805)	(136,168)
Accumulated other comprehensive income (loss)	528	336
Total shareholders’ equity	69,809	53,683
Total liabilities and shareholders’ equity	$290,682	$196,291

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales
Distribution	$149,935	$156,856	$316,099	$340,476
E-commerce and fulfillment services	32,576	21,428	83,154	33,212
Total net sales	182,511	178,284	399,253	373,688
Cost of sales
Distribution	136,429	143,045	289,057	306,280
E-commerce and fulfillment services	30,256	18,238	71,747	28,384
Total cost of sales	166,685	161,283	360,804	334,664
Gross profit
Distribution	13,506	13,811	27,042	34,196
E-commerce and fulfillment services	2,320	3,190	11,407	4,828
Total gross profit	15,826	17,001	38,449	39,024
Operating expenses:
Selling and marketing	4,805	5,312	12,494	13,805
Distribution and warehousing	4,661	2,394	10,437	5,907
General and administrative	3,773	4,544	13,840	10,653
Information technology	1,725	1,533	5,067	3,661
Depreciation and amortization	739	760	2,240	2,248
Total operating expenses	15,703	14,543	44,078	36,274
Income (Loss) from operations	123	2,458	(5,629)	2,750
Other income (expense):
Interest income (expense), net	(432)	(325)	(1,234)	(586)
Other income (expense), net	(714)	(503)	(668)	(602)
Income (loss) from operations, before income tax	(1,023)	1,630	(7,531)	1,562
Income tax benefit (expense)	(41)	(1,620)	(106)	(1,635)
Net income (loss)	$(1,064)	$10	$(7,637)	$(73)

Basic net income (loss) per common share	$(0.02)	$0.00	$(0.13)	$(0.00)

Diluted net income (loss) per common share	$(0.02)	$0.00	$(0.13)	$(0.00)

Weighted average shares outstanding:
Basic	64,928	44,883	59,332	39,749
Diluted	64,928	45,026	59,332	39,749

Other comprehensive income (loss):
Net unrealized gain on foreign exchange rate translation, net of tax	157	76	192	159
Comprehensive income (loss)	$(907)	$86	$(7,445)	$86

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2013	2012
Operating activities:
Net loss	$(7,637)	$(73)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,132	2,885
Amortization of debt acquisition costs	242	118
Amortization of software development costs	-	744
Share-based compensation expense	859	705
Deferred income taxes	99	412
Other	57	995
Changes in operating assets and liabilities:
Accounts receivable	(68,849)	(63,936)
Inventories	(20,471)	(10,147)
Prepaid expenses	725	795
Income taxes receivable / payable	(51)	(110)
Other assets	(3,654)	(135)
Accounts payable	64,461	61,886
Accrued expenses and other liabilities	3,442	(896)
Net cash provided by (used in) operating activities	(24,645)	(6,757)
Investing activities:
Purchases of property and equipment	(8,745)	(1,558)
Investment in software development	(350)	(102)
Deferred acquisition payments	(502)	-
Business acquisitions	349	(24,493)
Net cash provided by (used in) investing activities	(9,248)	(26,153)
Financing activities:
Proceeds from revolving line of credit	101,117	133,114
Payments on revolving line of credit	(94,110)	(115,682)
Proceeds from equity offering, net	21,788	-
Checks written in excess of cash balances	4,774	10,782
Debt acquisition costs	-	(747)
Other	507	(95)
Net cash provided by (used in) financing activities	34,076	27,372
Net effect of exchange rate changes on cash	(221)	-
Net increase (decrease) in cash	(38)	(5,538)
Cash and cash equivalents at beginning of period	91	5,600
Cash and cash equivalents at end of period	$53	$62

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended December 31,
	2013	2012
Supplemental cash flow information:
Cash and cash equivalents paid for (received from):
Interest	$1,159	$464
Income taxes, net of refunds	193	176

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss) related to gain (loss) on foreign exchange translation	192	159

See accompanying notes to consolidated financial statements.

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

Through the Distribution Segment, the Company distributes computer software, consumer electronics and accessories and video games. The Distribution Segment focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering.

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

On November 20, 2012, Speed Commerce acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation, through a merger of that entity with and into a Speed Commerce wholly-owned subsidiary, now named Speed Commerce Corp., a Minnesota corporation (“SCC”) (the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”). SCC is a leading provider of end-to-end e-commerce services to retailers and manufacturers and its financial results are included in the Company’s E-commerce and Fulfillment Services Segment.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2013.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at December 31, 2013 and March 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1), contingent payment obligation (Level 3) and contingent common stock obligation (Level 3).

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

Pending Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for the Company’s annual and quarterly reporting periods ending after April 1, 2014. Retrospective application is permitted. The Company is currently evaluating the impact on its consolidated financial statements and financial statement disclosures.

Note 2 — Transition and Transaction Plan

During April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the Company's determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Toronto, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities. The Company expects these initiatives to be completed during fiscal year 2014. The Company has incurred $15.5 million in transition and transaction costs during the first nine months of fiscal 2014, including $6.9 million of expenses included in cost of sales.

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
$52,271

Net sales of SCC, included in the Consolidated Statements of Operations and Comprehensive (Loss) for the nine months ended December 31, 2013 were $68.6 million.  SCC provided operating income of $5.6 million to the consolidated Company’s operating income for the nine months ended December 31, 2013.

Viva Media LLC

On July 30, 2013, the Company acquired certain assets of Viva Media LLC in exchange for the assumption of certain liabilities and the payoff of Viva Media LLC’s debt. Total consideration transferred was approximately $1.5 million, including $1.0 million of assumed liabilities and was allocated as follows: $24,000 to accounts receivable, $114,000 to inventory and $1.3 million to goodwill. In addition, the seller is entitled to contingent cash payments of up to $500,000 at the first and second anniversary dates of the acquisition based on net sales, as defined. Using Level 3 inputs consisting of models of expected sales, the fair value of the contingent consideration was determined to be $219,000 and was recorded as an increase to goodwill. The final allocation of consideration is subject to a final working capital settlement in the fourth quarter of fiscal year 2014. The results of operations since acquisition are included in the Distribution Segment.

Note 4 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
Trade receivables	$150,053	$81,237
Vendor receivables	3,849	5,891
	153,902	87,128
Less: allowance for doubtful accounts and sales discounts	1,391	1,744
Less: allowance for sales returns, net margin impact	1,417	1,888
Total	$151,094	$83,496

Note 5 — Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
Finished products	$52,016	$31,427
Consigned inventory	1,644	1,510
Raw materials	1,101	1,260
Total	$54,761	$34,197

Note 6— Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
Prepaid royalties	$1,415	$1,750
Other prepaid expenses	1,180	1,029
Current prepaid expenses	2,595	2,779
Non-current prepaid royalties	3,413	3,966
Total prepaid expenses	$6,008	$6,745

Note 7 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
Furniture and fixtures	$920	$1,162
Computer and office equipment	22,958	21,685
Warehouse equipment	18,194	12,704
Leasehold improvements	2,223	2,460
Construction in progress	3,422	2,277
Total	47,717	40,288
Less: accumulated depreciation and amortization	29,267	26,203
Net property and equipment	$18,450	$14,085

Depreciation expense was $1.5 million and $4.3 million for the three and nine months ended December 31, 2013, respectively, and $1.2 million and $2.8 million for the three and nine months ended December 31, 2012, respectively.

Note 8— Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2013	March 31, 2013
Compensation and benefits	$1,087	$1,847
Royalties	457	256
Rebates	1,624	1,096
Other	2,848	1,171
Total	$6,016	$4,370

Note 9 — Commitments and Contingencies

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense was $1.5 million and $3.7 million for the three and nine months ended December 31, 2013, respectively and $860,000 and $2.1 million for the three and nine months ended December 31, 2012, respectively. Lease terms vary, but generally provide for fixed and escalating payments which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of December 31, 2013 (in thousands):

Remainder of fiscal 2014	$961
2015	4,872
2016	6,215
2017	6,350
2018	5,421
Thereafter	20,280
Total	$44,099

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and the collection of accounts receivable owed to the Company. The Company does not currently believe that the resolution of any of those pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one of these matters could be material to the Company’s consolidated results of operations. No amounts were accrued with respect to these proceedings as of December 31, 2013 and March 31, 2013, respectively.

Note 10 — Capital Leases

The Company leases certain equipment under non-cancelable capital leases. At December 31, 2013 and March 31, 2013, leased capital assets included in property and equipment were as follows (in thousands):

	December 31, 2013	March 31, 2013
Computer and office equipment	$326	$193
Less: accumulated amortization	150	101
Property and equipment, net	$176	$92

Amortization expense for the three and nine months ended December 31, 2013 was $19,000 and $47,000, respectively, and $14,000 and $42,000 for the three and nine months ended December 31, 2012, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Remainder of fiscal 2014	$31
2015	79
2016	65
2017	16
Total minimum lease payments	191
Less: amounts representing interest at rates ranging from 7.0% to 9.563%	14
Present value of minimum capital lease payments, reflected in the balance sheet as current and non-current capital lease obligations of $70,000 and $107,000, respectively	$177

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

At December 31, 2013 and March 31, 2013 the Company had $30.9 million and $23.9 million outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the Credit Facility’s borrowing base and other requirements at such dates, the Company had excess availability of $18.2 million and $19.9 million at December 31, 2013 and March 31, 2013, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.21% and 4.38% at December 31, 2013 and March 31, 2013, respectively. Such interest amounts are payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At December 31, 2013, the Company was in compliance with all covenants under the Credit Facility.

Letter of Credit

On April 14, 2011, the Company was released from an office lease guarantee related to a former subsidiary, FUNimation Productions, Ltd. (“FUNimation”) by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $2.4 million and $2.9 million at December 31, 2013 and March 31, 2013, respectively. Therefore, at December 31, 2013 and March 31, 2013, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 12 — Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

The Company did not repurchase any shares during either of the nine months ended December 31, 2013 or 2012.

In October 2013, the Company issued 8,000,000 shares of its common stock at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million.

Note 13 — Share-Based Compensation

The Company has two equity compensation plans: the Navarre Corporation 1992 Stock Option Plan and the Navarre Corporation 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are outstanding options under this plan as of December 31, 2013. These Plans are described in detail in the Company’s Annual Report filed on Form 10-K for the fiscal year ended March 31, 2013.

Stock Options

A summary of the Company’s stock option activity as of December 31, 2013 and changes during the nine months ended December 31, 2013 are summarized as follows:

	Number of options	Weighted average exercise price
Options outstanding, beginning of period:	2,904,061	$1.93
Granted	781,638	3.45
Exercised	(176,593)	1.45
Forfeited or expired	(377,159)	1.77
Options outstanding, end of period	3,131,947	$2.25
Options exercisable, end of period	1,430,824	$2.04
Shares available for future grant, end of period	1,795,417

The total fair value of options granted during the nine months ended December 31, 2013 was approximately $1.4 million and the total fair value of options exercisable was $1.8 million at December 31, 2013. The weighted-average remaining contractual term for options outstanding was 8.0 years and for options exercisable was 6.8 years at December 31, 2013.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.67 as of December 31, 2013, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the nine months ended December 31, 2013 was approximately $370,000. The aggregate intrinsic value for options outstanding was $7.6 million, and for options exercisable was $3.8 million at December 31, 2013.

As of December 31, 2013, total compensation cost related to non-vested stock options not yet recognized was $2.3 million, which is expected to be recognized over the next 1.4 years on a weighted-average basis.

During each of the nine months ended December 31, 2013 and 2012, the Company received cash from the exercise of stock options totaling $537,000 and $20,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either of the nine months ended December 31, 2013 or 2012.

Restricted Stock

Restricted stock granted to employees typically has a vesting period of three years and expense is recognized on a straight-line basis over the vesting period, or when the performance criteria have been met. The value of the restricted stock is established by the market price on the date of grant or if based on performance criteria, on the date it is determined the performance criteria will be met. Restricted stock award vesting is based on service criteria. All restricted stock awards are settled in shares of the Company’s common stock.

A summary of the Company’s restricted stock activity as of December 31, 2013 and of changes during the nine months ended December 31, 2013 is summarized as follows:

	Shares	Weighted average grant date fair value
Unvested, beginning of period:	574,865	$1.73
Granted	373,096	3.18
Vested	(194,338)	1.75
Forfeited	(113,198)	1.76
	640,425	$2.56

The total fair value of restricted stock awards granted during the nine months ended December 31, 2013 was approximately $1.2 million.

As of December 31, 2013, total compensation cost related to non-vested restricted stock awards not yet recognized was $1.5 million, which amount is expected to be recognized over the next 1.5 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during either of the nine month periods ended December 31, 2013 or 2012.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the nine months ended December 31, 2013 and 2012 was calculated using the following assumptions:

	Nine Months Ended December 31,
	2013	2012
Expected life (in years)	5.0	5.0	–	6.5
Expected average volatility	63%		65.64%
Risk-free interest rate	1.3%	.62	–	1.09%
Expected dividend yield	0.0%		0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during the three and nine months ended December 31, 2013 and 2012.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures, for the three and nine months ended December 31, 2013 was $345,000 and $859,000, respectively, and for the three and nine months ended December 31, 2012 was $245,000 and $705,000, respectively. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. No amount of share-based compensation was capitalized.

Note 14 —Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,064)	$10	$(7,637)	$(73)
Denominator:
Denominator for basic loss per share—weighted-average shares	64,928	44,883	59,332	39,749
Dilutive securities: Employee stock options and restricted stock	-	143	-	-
Denominator for diluted loss per share—adjusted weighted-average shares	64,928	45,026	59,332	39,749
Earnings (loss) per common share:
Basic	$(0.02)	$-	$(0.13)	$-
Diluted	$(0.02)	$-	$(0.13)	$-

Due to the Company’s net loss for the three months ended December 31, 2013, diluted loss per share excludes 3.8 million stock options and restricted stock awards because their inclusion would have been anti-dilutive. Approximately 2.4 million of the Company’s stock options and restricted stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended December 31, 2012 because the exercise prices of the stock options and the grant date fair value of the restricted stock were greater than the average price of the Company’s common stock and therefore their inclusion would have been anti-dilutive. Due to the Company’s net loss for the nine months ended December 31, 2013 diluted loss per share excludes 3.8 million of stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company’s net loss for the nine months ended December 31, 2012 diluted loss per share excludes 2.4 million stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Note 15 — Income Taxes

For the three months ended December 31, 2013, the Company recorded income tax expense of $41,000, compared to income tax expense of $1.6 million for the three months ended December 31, 2012. The effective income tax rate for the three months ended December 31, 2013 was 4.0%, compared to 99.4% for the three months ended December 31, 2012. For the nine months ended December 31, 2013, the Company recorded income tax expense of $106,000, compared to income tax expense of $1.6 million for the nine months ended December 31, 2012. The effective income tax rate for the nine months ended December 31, 2013 was 1.4%, compared to 104.7% for the nine months ended December 31, 2012. For the three and nine months ended December 31, 2013, the Company’s effective tax rate differs from the statutory rate of 35% due to valuation allowances on net operating losses and accruals related to unrecognized income tax benefits.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of December 31, 2013 and March 31, 2013, the Company had a net deferred tax asset position before valuation allowance of $32.1 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $33.4 million and $30.3 million has been recorded as of December 31, 2013 and March 31, 2013.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. At March 31, 2013, interest accrued was approximately $152,000, which was net of federal and state tax benefits and total UTB’s, net of deferred federal and state tax benefits that would impact the effective tax rate if recognized were $499,000. During the nine months ended December 31, 2013, no UTB’s were reversed. At December 31, 2013, interest accrued was $175,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate if recognized, were $541,000.

The Company’s U.S. federal income tax returns for tax years ending in 2010 and 2013 remain subject to examination by tax authorities. The Company’s Canadian income tax return for tax years ending in 2003 through 2013 remain subject to examination by tax authorities The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2014.

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

       Financial information below has been recast to conform with the presentation change effective the quarter ended December 31, 2012 as discussed above.  Financial information by reportable segment is included in the following summary for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Distribution	E-commerce & Fulfillment Services	Consolidated
Three months ended December 31, 2013:
Net sales	$149,935	$32,576	$182,511
Income (loss) from operations	438	(315)	123
Depreciation and amortization expense	739	1,362	2,101
Capital expenditures	305	3,025	3,330
Total assets	197,007	93,675	290,682

Three months ended December 31, 2012:	Distribution	E-commerce & Fulfillment Services	Consolidated
Net sales	$156,856	$21,428	$178,284
Income (loss) from operations	499	1,959	2,458
Depreciation and amortization expense	760	497	1,257
Capital expenditures	476	290	766
Total assets	164,836	85,188	250,024

	Distribution	E-commerce & Fulfillment Services	Consolidated
Nine months ended December 31, 2013:
Net sales	$316,099	$83,154	$399,253
Income (loss) from operations	(9,273)	3,644	(5,629)
Depreciation and amortization expense	2,240	3,892	6,132
Capital expenditures	556	8,189	8,745
Total assets	197,007	93,675	290,682

Nine months ended December 31, 2012:	Distribution	E-commerce & Fulfillment Services	Consolidated
Net sales	$340,476	$33,212	$373,688
Income (loss) from operations	21	2,729	2,750
Depreciation and amortization expense	2,248	637	2,885
Capital expenditures	1,023	530	1,553
Total assets	164,836	85,188	250,024

Product Line Data

The following table provides net sales for the Distribution Segment for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	2012
Software	$86,696	$107,638
Consumer electronics and accessories	62,631	47,363
Video games	608	1,855
Consolidated	$149,935	$156,856

	Nine Months Ended December 31,
	2013	2012
Software	$203,402	$249,838
Consumer electronics and accessories	111,432	83,863
Video games	1,265	6,775
Consolidated	$316,099	$340,476

Geographic Data

The following table provides net sales by geographic region for the three and nine months ended December 31, 2013 and 2012 and property, plant and equipment, net of accumulated depreciation by geographic region at December 31, 2013 and March 31, 2013 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Sales	2013	2012	2013	2012
United States	$152,730	$144,666	$338,606	$311,268
Canada	29,781	33,618	60,647	62,420
Total net sales	$182,511	$178,284	$399,253	$373,688

Property, Plant and Equipment, Net	December 31, 2013	March 31,2013
United States	$17,741	$13,877
Canada and other	709	208
Total property, plant and equipment, net	$18,450	$14,085

Sales Channel Data

The following table provides net sales by sales channel for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Retail	$126,052	$129,943	$271,232	$289,665
E-commerce	56,459	48,341	128,021	84,023
Total net sales	$182,511	$178,284	$399,253	$373,688

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We offer a vertically integrated, multi-channel platform of e-commerce services and distribution solutions to retailers and manufacturers. We offer retail distribution programs, website development and hosting, customer care, e-commerce fulfillment, and third party logistics services.

Since our founding in 1983, we have established retail distribution relationships with major retailers including Best Buy, Wal-Mart/Sam’s Club, Apple, Amazon, Costco Wholesale Corporation, Staples, Target, AT&T and Office Depot, and we distribute to nearly 31,000 retail and distribution center locations throughout the United States and Canada. In November 2012 we acquired SpeedFC, Inc., a leading provider of end-to-end e-commerce services. This acquisition allows us to provide a broad array of e-commerce services that includes website development and integration, web hosting, cross-channel order management and reporting, and fulfillment and customer care to online retailers and manufacturers.

Beginning in the quarter ended December 31, 2012, we changed our reporting segments in connection with the acquisition of SCC. We previously reported segment information under two reporting segments including distribution and publishing. Our business currently operates through two business segments: Distribution and E-commerce and Fulfillment Services.

Distribution. Through our Distribution Segment, we distribute computer software, consumer electronics and accessories, and sell proprietary software products. The distribution business focuses on providing a range of value-added services, including vendor-managed inventory, electronic and internet-based ordering. Our software vendors include Symantec Corporation, Kaspersky Lab, Inc., Corel Corporation, Webroot Software, Inc., Nuance Communications, Inc., and McAfee, Inc. Our consumer electronics and accessory vendors include brand names such as Otterbox, Pebble, and Fitbit. Our proprietary software business (“Encore”) packages, brands, markets and sells directly to consumers, retailers, third party distributors and our distribution business. These proprietary software products fall mainly into the print, personal productivity, education, family entertainment, and home and landscape architectural design software categories. Titles include The Print Shop, Print Master, Advantage, Mavis Beacon Teaches Typing, Punch Home Design, Bicycle and Hoyle PC Gaming.

E-commerce and Fulfillment Services. Through our E-commerce and Fulfillment Services Segment, we provide web platform development and hosting, fulfillment, order management, logistics and call center capabilities which provide customers with easy to implement, cost-effective, transaction-based services and information management tools.  Our clients include retailers with brand names such as Justice, Dress Barn, MetroPCS, Yankee Candle and Cache.  In second quarter of fiscal 2014, we entered into separate agreements with The Army & Air Force Exchange Service and Navy Exchange Service Command to build and maintain fully integrated, e-commerce platforms as well as provide a variety of fulfillment and call center related services.

During April 2013, we implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across our operations.  These integration initiatives resulted in, among other things, our determination to close our Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and Toronto, ON; the leasing of new offices in Minneapolis, MN and Dallas, TX; and the transition of certain corporate functions from Minneapolis to other facilities.  We expect these initiatives to be completed during fiscal year 2014.  We have incurred $15.5 million in transition and transaction costs during the first nine months of fiscal 2014. Absent certain lease breakage costs, we anticipate that we are substantially complete with the transition.

During October 2011, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures and processes across the Company’s operations. Substantially all restructuring activities were complete by March 31, 2012. These actions were intended to increase operating efficiencies and provide additional resources to invest in product lines and service categories in order to execute our long-term growth strategy. In conjunction with the initiatives described above, we reviewed our portfolio of businesses to identify poor performing activities and areas where continued business investments would not meet our requirements for financial returns (collectively, “Restructuring Plan”). During the nine months ended December 31, 2012, cash expenditures related to the Restructuring Plan were approximately $1.9 million.

Executive Summary

Consolidated net sales for the third quarter of fiscal 2014 increased 2.4% to $182.5 million compared to $178.3 million for the third quarter of fiscal 2013. This $4.2 million increase in net sales was primarily due to an increase of $15.3 million in consumer electronics and accessories sales and an$11.1 million increase in E-commerce and Fulfillment Services Segment, primarily attributable from the inclusion of SCC for the full period in fiscal 2014 as compared to only being included in operating results from our date of acquisition of SCC in late-November 2012, offset by declines in net sales of $20.9 million in our software category and $1.2 million in our video games category, compared to the third quarter of fiscal 2013, due to reduced demand for software and video game products.

Our gross profit decreased to $15.8 million, or 8.7% of net sales, in the third quarter of fiscal 2014 compared to $17.0 million, or 9.5% of net sales, for the same period in fiscal 2013. The $1.2 million, or 6.9%, decrease in gross profit was principally due to $5.0 million in transition costs associated with warehouse moves within the E-Commerce and Fulfillment Services Segment.

Total operating expenses for the third quarter of fiscal 2014 were $15.7 million, or 8.6% of net sales, compared to $14.5 million, or 8.2% of net sales, in the same period for fiscal 2013. The $1.2 million increase was primarily due to transaction and transition expenses of $2.4 million from the consolidation of the Minneapolis distribution facility to Dallas, relocation from Minneapolis to Dallas of certain administrative functions and assets and relocation of the Columbus and Toronto distribution facilities.

Net loss for the third quarter of fiscal 2014 was $1.1 million or $0.02 loss per diluted share compared to net income of $10,000 or zero per diluted share for the same period last year.

Consolidated net sales for the nine months ended December 31, 2013 increased 6.8% to $399.3 million compared to $373.7 million for the first nine months of fiscal 2013. This $25.6 million increase in net sales was primarily due to the acquisition of SCC in November 2012 which was primarily responsible for the $50.0 million increase E-commerce and Fulfillment Services Segment net sales. The increase in net sales is primarily attributable from the inclusion of SCC for the full period in fiscal 2014 as compared to fiscal 2013 only included the operating results of SCC from the date of acquisition in late-November 2012. Net sales in our Distribution Segment declined by $24.4.million due to a $46.4 million decline in software category and a $5.5 million decline in video game sales. These declines were partially offset by a $27.6 million increase to net sales in consumer electronics and accessories category.

Our gross profit decreased to $38.4 million, or 9.6% of net sales, for the first nine months of fiscal 2014 compared to $39.0 million, or 10.4% of net sales, for the same period in fiscal 2013. The $0.6 million and 1.5% decrease in gross profit was principally due to $6.9 million of transition costs incurred in fiscal 2014 associated with the consolidation of our Minneapolis warehouse to Dallas and our expansion of the Columbus and Ontario warehouses.

Total operating expenses for the first nine months of fiscal 2014 were $44.1 million, or 11.0% of net sales, compared to $36.3 million, or 9.7% of net sales, in the same period for fiscal 2013. The $7.8 million increase was primarily due to $8.6 million of transition and transactions costs incurred.

Net loss for the first nine months of fiscal 2014 was $7.6 million or $0.13 loss per diluted share compared to net loss of $73,000 or zero loss per diluted share for the same period last year.

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

On February 4, 2014, the Credit Facility was amended to modify the calculation of “EBITDA” as defined under the credit facility to not include amounts up to certain maximum threshold limits, subject to certain conditions, related to moving fees and other out of pocket expenses in connection with the Company’s lease breakage, facility costs, and other transition costs.

At December 31, 2013 and March 31, 2013 we had $30.9 million and $23.9 million outstanding on the Credit Facility, respectively. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $18.2 million and $19.9 million at December 31, 2013 and March 31, 2013, respectively. At December 31, 2013, we were in compliance with all covenants under the Credit Facility and we currently believe that we will be in compliance with all covenants during the next twelve months.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.21% and 4.38% at December 31, 2013 and March 31, 2013, respectively. Such interest amounts have been, and continue to be, payable monthly.

In October 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million. The proceeds of the offering was used for general corporate and working capital purposes, including capital expenditures, as well as for potential acquisitions.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties and you should not place undue reliance on these statements. No assurance can be given that the results reflected in any forward-looking statement will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based on assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us.

Some of these important factors, but not necessarily all important factors, include the following:

●	our revenues being derived from a small group of customers;

●	our dependence on significant vendors and manufacturers and the popularity of their products;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, including our relocation, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business and decreased sales could adversely affect our results of operations;

●	growth of non-U.S. operations could increasingly subject us to additional risks that could harm our business;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	product returns or inventory obsolescence could reduce sales and profitability or negatively impact our liquidity;

●	our E-commerce and Fulfillment Services Segment fee revenue and gross margin are dependent upon transaction volume, which volume may differ from our projections;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	the expected benefits of the SCC acquisition may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited;

●	we may be unable to refinance our debt facility and our debt agreement limits operating and financial flexibility; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

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

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales
Distribution	82.2%	88.0%	79.2%	91.1%
E-commerce and fulfillment services	17.8%	12.0%	20.8%	8.9%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales
Distribution	74.8%	80.2%	72.4%	82.0%
E-commerce and fulfillment services	16.6%	10.2%	18.0%	7.6%
Total cost of sales	91.3%	90.5%	90.4%	89.6%
Gross profit
Distribution	7.4%	7.7%	6.8%	9.2%
E-commerce and fulfillment services	1.3%	1.8%	2.9%	1.3%
Total gross profit	8.7%	9.5%	9.6%	10.4%
Operating expenses:
Selling and marketing	2.6%	3.0%	3.1%	3.7%
Distribution and warehousing	2.6%	1.3%	2.6%	1.6%
General and administrative	2.1%	2.5%	3.5%	2.9%
Information technology	0.9%	0.9%	1.3%	1.0%
Depreciation and amortization	0.4%	0.4%	0.6%	0.6%
Total operating expenses	8.6%	8.2%	11.0%	9.7%
Loss from operations	0.1%	1.4%	-1.4%	0.7%
Other income (expense):
Interest income (expense), net	-0.2%	-0.2%	-0.3%	-0.2%
Other income (expense), net	-0.4%	-0.3%	-0.2%	-0.2%
Loss from operations, before income tax	-0.6%	0.9%	-1.9%	0.4%
Income tax benefit (expense)	0.0%	-0.9%	0.0%	-0.4%
Net income (loss)	-0.6%	0.0%	-1.9%	0.0%

Distribution Segment

The Distribution Segment distributes computer software, consumer electronics and accessories and video games.

Fiscal 2014 Third Quarter Results Compared To Fiscal 2013 Third Quarter

Net Sales

Net sales for the Distribution Segment decreased $6.9 million, or 4.4%, to $149.9 million for the third quarter of fiscal 2014 compared to $156.9 million for the third quarter of fiscal 2013. Net sales in the software product group decreased $20.9 million to $86.7 million during the third quarter of fiscal 2014 from $107.6 million for the same period last year due to lower demand for our software products. Consumer electronics and accessories net sales increased with net sales of $62.6 million during the third quarter of fiscal 2014 compared to $47.4 million for the same period last year. Video games net sales decreased $1.2 million to $608,000 in the third quarter of fiscal 2014 from $1.9 million for the same period last year, as the Company continues to move away from video game distribution. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the Distribution Segment was $13.5 million, or 9.0% of net segment sales, for the third quarter of fiscal 2014 compared to $13.8 million, or 8.8% of net segment sales, for the third quarter of fiscal 2013. The $305,000 or 2.2% decrease in gross profit margin was primarily due to the overall decline in segment net sales. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold, however, we anticipate experiencing similar margin blends going forward.

Operating Expenses

Total operating expenses for the Distribution Segment were $13.1 million, or 8.7% of net segment sales, for the third quarter of fiscal 2014 compared to $13.3 million, or 8.5% of net segment sales, for the third quarter of fiscal 2013. Overall expenses decreased by $244,000 primarily due to $2.2 million of costs incurred during the third quarter of fiscal 2014 for transition costs, principally related to the consolidation of our distribution activities from Minneapolis to Dallas.

Selling and marketing expenses for the Distribution Segment were $4.1 million, or 2.7% of net segment sales, for the third quarter of fiscal 2014 compared to $4.9 million, or 3.1% of net sales, for the third quarter of fiscal 2013.

Distribution and warehousing expenses for the Distribution Segment were $4.6 million, or 3.1% of net segment sales, for the third quarter of fiscal 2014 compared to $2.4 million, or 1.5% of net sales, for the third quarter of fiscal 2013. The $2.2 million increase was primarily a result of $1.6 million in transition costs related to the consolidation of our distribution activities from Minneapolis to Dallas.

General and administrative expenses for the Distribution Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution Segment were $2.6 million, or 1.7% of net segment sales, for the third quarter of fiscal 2014 compared to $4.3 million, or 2.7% of net segment sales, for the third quarter of fiscal 2013. The $1.7 million decrease in the third quarter of fiscal 2014 was primarily a result of $1.5 million of transaction costs incurred in fiscal 2013 for the acquisition of SCC, partially offset by $0.6 million in fiscal 2014 for relocation of certain administrative functions from Minneapolis to Dallas.

Information technology expenses for the Distribution Segment were $1.0 million, or 0.7% of net segment sales, for the third quarter of fiscal 2014 compared to $968,000, or 0.6% of net segment sales, for the third quarter of fiscal 2013.

Depreciation and amortization expense for the Distribution Segment was $739,000 for the third quarter of fiscal 2014 compared to $760,000 for the third quarter of fiscal 2013.

Operating Income (Loss)

Net operating income for the Distribution Segment was $438,000 for the third quarter of fiscal 2014 compared to net operating income of $499,000 for the third quarter of fiscal 2013.

Fiscal 2014 Nine Months Results Compared With Fiscal 2013 Nine Months

Net Sales

Net sales for the Distribution Segment decreased $24.4 million, or 7.2%, to $316.1 million for the first nine months of fiscal 2014 compared to $340.5 million for the first nine months of fiscal 2013. Net sales decreased $46.4 million in the software product group to $203.4 million for the first nine months of fiscal 2014 from $249.8 million for the same period last year primarily due to decreased demand for software products. Video games net sales decreased $5.5 million to $1.3 for the first nine months of fiscal 2014 from $6.8 million for the same period last year, primarily as we had fewer new video game releases. Consumer electronics and accessories net sales increased $27.5 million to $111.4 million during the first nine months of fiscal 2014 from $83.9 million for the same period last year due to the distribution of new products to existing customers and obtaining new customers. We believe future net sales will be dependent upon our ability to continue to add new, appealing content and upon the strength of the retail environment and overall economic conditions.

Gross Profit

Gross profit for the Distribution Segment was $27.0 million, or 8.6% of net segment sales, for the first nine months of fiscal 2014 compared to $34.2 million, or 10.0% of net segment sales, for the first nine months of fiscal 2013. The $7.2 million decrease in gross profit was primarily due to decreased software product group sales and a mix of lower gross profit margin security and utility software products net sales. We expect gross profit rates to fluctuate depending principally upon the make-up of products sold.

Operating Expenses

Total operating expenses for the Distribution Segment were $36.3 million, or 11.5% of net segment sales, for the first nine months of fiscal 2014 compared to $34.2 million, or 10.0% of net segment sales, for the same period of fiscal 2013. Overall expenses increased by $2.1 million.

Selling and marketing expenses for the Distribution Segment decreased $2.4 million to $10.5 million, or 3.3% of net segment sales, for the first nine months of fiscal 2014 compared to $12.9 million, or 3.8% of net segment sales, for the first nine months of fiscal 2013.

Distribution and warehousing expenses for the Distribution Segment were $10.4 million, or 3.3% of net segment sales, for the first nine months of fiscal 2014 compared to $5.9 million, or 1.7% of net segment sales, for the same period of fiscal 2013. The $4.5 million increase was primarily a result of $3.9 million in transition costs for the consolidation of the Minneapolis warehouse to Dallas.

General and administrative expenses for the Distribution Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the Distribution Segment were $10.1 million, or 3.2% of net segment sales, for the first nine months of fiscal 2014 compared to $10.1 million, or 3.0% of net segment sales, for the first nine months of fiscal 2013. The $3.9 million in transition costs incurred in fiscal 2014 were offset by $1.9 million of transaction costs in fiscal 2013 for the acquisition of SCC and lower wages and compensation in fiscal 2014.

Information technology expenses for the Distribution Segment were $3.0 million, or 0.9% of net segment sales, for the first nine months of fiscal 2014 compared to $3.1 million, or 0.9% of net segment sales, for the first nine months of fiscal 2013.

Depreciation and amortization for the Distribution Segment was $2.2 million for the first nine months of fiscal 2014 and $2.2 million the first nine months of fiscal 2013.

Operating (Loss) Income

Net operating loss for the Distribution Segment was $9.3 million for the first nine months of fiscal 2014 compared to net operating income of $21,000 for the same period of fiscal 2013.

E-commerce and Fulfillment Services Segment

The E-commerce and Fulfillment Services Segment provides web platform development and hosting, fulfillment, order management, logistics and call center capabilities which provide customers with easy to implement, cost-effective, transaction-based services and information management tools.

Fiscal 2014 Third Quarter Results Compared To Fiscal 2013 Third Quarter

Net Sales

Net sales for the E-commerce and Fulfillment Services Segment were $32.6 million for the third quarter of fiscal 2014 compared to $21.4 million for the third quarter of fiscal 2013. The $11.1 million, or 52.0% increase in net segment sales, was primarily attributable to the acquisition of SCC in November 2012. We believe sales results in the future will be dependent upon our ability to continue to win new client relationships, generate opportunities in our client pipeline and the commercial success of clients’ e-commerce business.

Gross Profit

Gross profit for the E-commerce and Fulfillment Services Segment was $2.3 million, or 7.1% of net segment sales, for the third quarter of fiscal 2014 compared to $3.2 million, or 14.9% of net segment sales, for the third quarter of fiscal 2013. The 27.3% or $870,000 decrease in gross profit margin is the result of the acquisition of SCC in November 2012. Gross profit for the third quarter of fiscal year 2014 was adversely impacted by $5.0 million of transition costs recognized within cost of sales associated with the consolidation to the Dallas warehouse and the move to our new facility in Ohio. We expect gross profit rates to fluctuate depending principally upon the make-up of product sales.

Operating Expenses

Total operating expenses for the E-commerce and Fulfillment Services Segment increased to $2.6 million, or 8.1% of net segment sales, for the third quarter of fiscal 2014, compared to $1.2 million, or 5.7% of net sales, for the third quarter of fiscal 2013.

Selling and marketing expenses for the E-commerce and Fulfillment Services Segment were $750,000, or 2.3% of net segment sales, for the third quarter of fiscal 2014 compared to $395,000, or 1.8% of net segment sales, for the third quarter of fiscal 2013. The $355,000 increase was primarily due to the inclusion of the financial results of SCC since November 2012.

General and administrative expenses for the E-commerce and Fulfillment Services Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the segment were $1.2 million, or 3.6% of net segment sales, for the third quarter of fiscal 2014, compared to $271,000, or 1.3% of net segment sales, for the third quarter of fiscal 2013. The $916,000 increase was primarily due to the inclusion of the financial results of SCC since November 2012.

Information technology expenses for the E-commerce and Fulfillment Services segment were $698,000, or 2.1% of net segment sales, for the third quarter of fiscal 2014, compared to $565,000, or 2.6% of net sales, for the third quarter of fiscal 2013, due to the inclusion of the financial results of SCC since November 2012.

Operating Income

The E-commerce and Fulfillment Services Segment had a net operating loss of $315,000 for the third quarter of fiscal 2014 compared to net operating income of $2.0 million for the third quarter of fiscal 2013.

Fiscal 2014 Nine Months Results Compared With Fiscal 2013 Nine Months

Net Sales

Net sales for the E-commerce and Fulfillment Services Segment were $83.2 million for the first nine months of fiscal 2014 compared to $33.2 million for the same period of fiscal 2013. The $50.0 million, or 150.4% increase in net segment sales, over the prior year period was primarily due to the inclusion of the financial results of SCC in November 2012.

Gross Profit

Gross profit for the E-commerce and Fulfillment Services Segment was $11.4 million, or 13.7% of net segment sales, for the first nine months of fiscal 2014 compared to $4.8 million, or 14.5% of net segment sales, for the first nine months of fiscal 2013. Gross profit for the first nine months of fiscal 2014 was adversely impacted by $6.6 million of transition costs recognized as part of cost of sales for the relocation of the Minneapolis warehouse to Dallas and the move to a larger warehouse facility in Columbus.

Operating Expenses

Total operating expenses increased $5.7 million for the E-commerce and Fulfillment Services Segment to $7.8 million for the first nine months of fiscal 2014 from $2.1 million for the first nine months of fiscal 2013.

Selling and marketing expenses for the E-commerce and Fulfillment Services Segment were $2.0 million, or 2.4% of net segment sales, for the first nine months of fiscal 2014 compared to $932,000, or 2.8% of net segment sales, for the first nine months of fiscal 2013.

General and administrative expenses for the E-commerce and Fulfillment Services Segment consist principally of executive, accounting and administrative personnel and related expenses, including professional fees. General and administrative expenses for the segment increased to $3.7 million, or 4.5% of net segment sales, for the first nine months of fiscal 2014 compared to $602,000, or 1.8% of net segment sales, for the first nine months of fiscal 2013.

Information technology expenses for the E-commerce and Fulfillment Services segment were $2.1 million, or 2.5% of net segment sales, for the first nine months of fiscal 2014, compared to $565,000, or 1.7% of net sales, the first nine months of fiscal 2013, due to the addition of SCC.

Operating Income

The E-commerce and Fulfillment Services Segment had net operating income of $3.6 million for the first nine months of fiscal 2014 compared to $2.7 million for the first nine months of fiscal 2013.

Consolidated Other Income and Expense

Interest income (expense), net was expense of $432,000 for the third quarter of fiscal 2014 compared to expense of $325,000 for the third quarter of fiscal 2013. Interest income (expense), net was expense of $1.2 million for the first nine months of fiscal 2014 compared to expense of $586,000 for the same period of fiscal 2013. The increase in interest expense for both the third quarter and first nine months of fiscal 2014 was a result of incremental interest expense for borrowings associated with the SCC acquisition and the fiscal 2014 capital expenditure program.

Other income (expense), net, which consists primarily of foreign exchange loss related to sales in Canada, for the three and nine months ended December 31, 2013 was expense of $714,000 and expense of $676,000, respectively. Other income (expense), net, which consists of foreign exchange loss related to sales in Canada, for the three and nine months ended December 31, 2012 was expense of $503,000 and expense of $602,000, respectively.

Consolidated Income Tax Benefit

Income tax expense was $41,000 for the third quarter of fiscal year 2014, compared to income tax expense of $1.6 million for the third quarter of fiscal 2013. The effective income tax rate for the third quarter of fiscal 2014 was 4.0%, compared to 99.4% for the same period in fiscal year 2013. For the first nine months of fiscal 2014 income tax expense was $106,000, compared to income tax expense of $1.6 million for the nine months of fiscal 2013. The effective income tax rate for the nine months of fiscal 2014 was 1.4%, compared to 104.7% for the comparable period in fiscal 2013. For the third quarter and first nine months of fiscal year 2014, our effective tax rate differs from the statutory rate of 35% due to valuation allowances on net operating losses and accruals related to unrecognized income tax benefits. For the nine months ended December 31, 2012, the effective tax rate differs from the federal tax rate primarily due to state taxes, unrecognized income tax benefits and costs related to the acquisition of SCC.

Consolidated Net Income (Loss)

For the third quarter of fiscal 2014, we recorded a net loss of $1.0 million compared to net income of $10,000 for the same period last year. For the first nine months of fiscal 2014, we recorded a net loss of $7.6 million, compared to net loss of $73,000 for the same period last year.

Market Risk

At December 31, 2013, we had $30.9 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $309,000 impact on our annual interest expense.

We have significant sales in Canada. The majority of the sales and purchasing activity related to these customers results in receivables and accounts payables denominated in Canadian dollars. When these transactions are translated into U.S. dollars at the exchange rate in effect at the time of each transaction, gain or loss is recognized. These gains and/or losses are reported as a separate component within other income and expense. During the three and nine months ended December 31, 2013 we had foreign exchange transaction losses of $714,000 and $676,000, respectively and foreign exchange transaction losses of $388,000 and $493,000, respectively, for the three and nine months ended December 31, 2012.

Additionally, our balance sheet pertaining to these foreign operations is translated into U.S. dollars at the exchange rate in effect on the last day of each month. The net unrealized balance sheet translation gains and/or losses are excluded from income and are reported as accumulated other comprehensive income or loss. At December 31, 2013 we had accumulated other comprehensive gain related to foreign translation of $528,000 compared to a gain of $336,000 at March 31, 2013.

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

Liquidity and Capital Resources

Cash Flow Analysis

Cash used in operating activities for the first nine months of fiscal 2014 was $24.6 million compared to $6.8 million for the same period last year.

Cash flows used in operating activities during the nine months ended December 31, 2013 were $24.6 million and were primarily impacted by the following:

●	Non-cash charges of $7.4 million, including depreciation and amortization of $6.1 million, which increased due to the acquisition of SCC, and share-based compensation of $859,000;
●

Accounts receivable increased $68.8 million, resulting from impact of the shorter holiday season on the timing of Distribution Segment sales and higher sales and the timing of E-Commerce and Fulfillment Services Segment invoices to clients;

●	Inventories increased $20.5 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line;
●	Other assets increased $3.7 million, primarily due to deferred project costs for SCC client development;
●	Accounts payable increased $64.5 million, primarily as a result of timing of payments and purchases; and
●

Accrued expenses increased by $3.4 million, primarily as a result of deferred revenues for up-front fees for new E-commerce clients, Distribution Segment accrual for retailer chargebacks and higher payroll accruals.

Operating cash flows for the nine months ended December 31, 2013 were adversely impacted by the seasonal build-up of inventory for the holiday shopping season. With the growth in the consumer electronics and accessories product category in our Distribution Segment, our purchases of inventory have increased. Inventory purchased from vendors generally has right-of-return provisions and includes provisions to holdback some or the entire amount due to the vendor until the inventory is sold by our customers to the ultimate consumer. As such, our outstanding payables will increase as an inventory build-up occurs.

Cash flows used in operating activities during the nine months ended December 31, 2012 were $6.8 million and were primarily impacted by following:

●	Non-cash charges of $5.9 million, including depreciation and amortization of $3.7 million, decrease in deferred income taxes of $412,000, share-based compensation of $705,000;
●	Accounts receivable increased $63.9 million, resulting from the timing of sales, net of decreased sales during the quarter;
●	Inventories increased $10.1 million, primarily reflecting additional inventory related to our growing consumer electronics and accessories product line;
●	Prepaid expenses decreased $795,000, primarily resulting from the timing of payments;
●	Accounts payable increased $61.9 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses decreased $896,000, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $9.2 million for the first nine months of fiscal 2014 and $26.2 million for the same period last year.

The Company made investments in software development of $350,000 and $102,000 for the first nine months of fiscal 2014 and 2013, respectively.

The purchases of property and equipment totaled $8.7 million and $1.6 million in the first nine months of fiscal 2014 and 2013, respectively. The increase in purchases of property and equipment of $7.1 million in fiscal year 2014 from the prior year is primarily due to the purchase and installation of automated sorter equipment in our Columbus warehouse.

Financing Activities

Cash flows provided financing activities totaled $34.1 million for the first nine months of fiscal 2014 and cash flows provided by financing activities totaled $27.4 million for the first nine months of fiscal 2013. In fiscal year 2014, we received $21.8 million in net from the issuance of 8,000,000 shares of our common stock.

For the first nine months of fiscal 2014, we had net proceeds from the revolving line of credit of $7.0 million and an increase in checks written in excess of cash balances of $4.8 million.

For the first nine months of fiscal 2013, we had $17.4 million in net proceeds from the revolving line of credit and an increase in checks written in excess of cash balances of $10.8 million.

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

On November 20, 2012, the Credit Facility was amended to provide for the acquisition of SCC, eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBITDA”, in connection with the final earn-out calculations related to the acquisition of Speed.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At December 31, 2013, we had $30.9 million outstanding on the Credit Facility and based on the facility’s borrowing base and other requirements, we had excess availability of $18.2 million.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.21% and 4.38% at December 31, 2013 and March 31, 2013, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges, limitations on prepaid royalties and a minimum borrowing base availability requirement. At December 31, 2013, we were in compliance with all covenants under the Credit Facility. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

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

We expect total capital expenditures for fiscal year 2014 to be approximately $11 million, of which $8.7 million has been incurred through the first nine months of fiscal year 2014.

At December 31, 2013, we had $30.9 million outstanding on our $50.0 million Credit Facility. Our Credit Facility is available for working capital and general corporate needs and amounts available are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At December 31, 2013, based on the facility’s borrowing base and other requirements at such date, we had excess availability of $18.2 million. At December 31, 2013, we were in compliance with all covenants under the Credit Facility and currently believe we will be in compliance with all covenants throughout the next twelve months.

On October 1, 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses was approximately $21.8 million. With this offering, we fully utilized our shelf registration statement and no longer have any registered common stock or preferred shares available for sale. The proceeds of the offering will be used for general corporate and working capital purposes, including capital expenditures, as well as for potential acquisitions.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Additional information regarding the risks and uncertainties associated with the October 1, 2013 underwritten public offering of common stock are contained in the Registration Statement, Prospectus, and Prospectus Supplement filed in connection with the offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

10.1	Form of Amendment No. 10 to Credit Agreement dated February 4, 2014 among the Company and Wells Fargo Capital Finance, LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the SEC on February 6, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2013 and March 31, 2013; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Navarre Corporation
(Registrant)

Date: February 6, 2014	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2014	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)