Form 10-K
period 2014-03-31
Speed Commerce, Inc.
filed 2014-06-23
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

(866) 377-3331

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2013 was approximately $114,250,000 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $3.28 on such date).

The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 65,216,693 as of June 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPEED COMMERCE, INC.

FORM 10-K

 PART I

Item 1 — Business

Overview

Speed Commerce, Inc. (the “Company” or “Speed Commerce”) is a leading provider of flexible end-to-end E-commerce services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy-to-implement, cost-effective, transaction-based services and information management tools.

We manage over 1.3 million square feet of fulfillment center from our facilities in Columbus, Ohio and Dallas, Texas, utilizing advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate three customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas.

Recent Developments

On June 3, 2014, Speed Commerce closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million. The net proceeds of the offering will be used to pay down indebtedness and for general corporate purposes.

On March 31, 2014, Speed Commerce announced that it had commenced the process of divesting its legacy distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented.

In October 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million. The proceeds of the offering were used for general corporate and working capital purposes, including capital expenditures.

On September 9, 2013, the Company amended Article I (the “Amendment”) of its Amended and Restated Articles of Incorporation in order to change its name from Navarre Corporation to Speed Commerce, Inc. The Company also changed its NASDAQ ticker symbol from "NAVR" to "SPDC" at the same table.

In April 2013, the Company announced the relocation of the New Hope, Minnesota operations and headquarters to our Dallas, Texas facility. The relocation was completed by December 31, 2013.

On November 20, 2012, Speed Commerce acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation), through a merger of that entity with and into a wholly-owned subsidiary of the Company, now named Speed Commerce Corp., a Minnesota corporation (“SCC”) (the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”).

E-commerce and Fulfillment Market

In calendar 2013, the US retail E-commerce market was estimated at $259 billion, as compared to $226 billion for calendar 2012, and is estimated to grow to $434 billion by 2017. The year-over-year increase of 14.6% continues a long-term trend of double digit growth in the marketplace. The U.S Commerce Department reported that E-commerce retail sales rose to 5.8% of total retail sales in calendar year 2013 compared to 5.2% of total retail sales in calendar year 2012. We believe E-commerce retail sales will continue to increase as our clients increase their online presence and as end consumers become more comfortable with the process of buying products online.

Speed Commerce’s E-commerce and Fulfillment Services

Our clients include retailers with brand names such as Justice, Dress Barn, Yankee Candle, Warby Parker, and Lenox.  In second quarter of fiscal 2014, we entered into separate agreements with The Army & Air Force Exchange Service and Navy Exchange Service Command to build and maintain fully integrated, E-commerce platforms as well as provide a variety of fulfillment and call center related services.

We offer an end-to-end outsourcing solution to our clients, which allows our clients to have a single point of contact and integration for their E-commerce business and logistics management. We offer a flexible suite of services that allow us to customize our solutions and services to the needs of each client. The services to be provided and service levels for each client are defined by the terms of the written contract with each client. While we maintain client inventory at our distribution centers, we do not own any of our clients’ inventory. Our earned revenue is based upon transaction fees earned from the services performed in accordance with the contract provisions. Recurring contract service elements are charged based upon the number of transactions processed and recognized as the services are performed. Upfront costs to onboard a client, including web site development, are deferred and recognized over the expected life of the relationship with the client.

Web platform development and hosting. Our technology services include fast, flexible development and deployment of our E-commerce web platform that allow our client sites to have a completely customized look and feel based on their branding and market strategy. We utilize the best-of-breed Oracle Commerce platforms to provide feature-rich functionality based on our clients’ requirements. We offer real time integration with client systems and partners such as Akamai, Bazaarvoice, Exact Target, Omniture and various social media connectors.

The core of our technology services is SARA X. SARA X is a pre-integrated reference application has more than 100 out-of–the-box functionality features pre-configured with Oracle content management, SPEED order management systems and numerous third-party applications including back office applications, payment processors, analytic tools, marketing providers and fulfillment center management systems. We believe that SARA X provides us a competitive advantage by being able to significantly reduce the time and expense to deploy a client web platform.

We utilize a proprietary order management system known as SPEED order. SPEED order is a fully integrated order management system built around a dynamic database offering real-time information to our clients regarding inventory, shipping and customer relationship management. SPEED order supports credit card processing and a tax calculation based on clients’ requirements and is fully PCI compliant. SPEED order also supports client promotion programs at a variety of product levels that can be applied at the order line level. In addition, promotions may be highlighted or messaged on the client site in a number of ways. Speed order includes our “Store Portal” application which provides clients with omni-channel capabilities including ship from store, ship to store, ship by 3rd party, and more.

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs. The open architecture of our technology platform permits us to seamlessly interact with many different types of client systems.  SPEED order allows clients to review their programs’ progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters.  As the needs of a client evolve, our web development team works with our client services team to modify the program on an ongoing basis.  Information can be exchanged via real-time XML, direct system integration, EDI, secure FTP and internet access.  We believe that our flexible technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with their system based on the clients preferred technology.  We believe that the integrity of client information is adequately protected by our data security system.

We also provide our clients the ability to utilize our extensive team of developers, web architects, system integrators and infrastructure specialists for technical and functional development projects.

Fulfillment.  Through our two fulfillment centers, we provide full service outsourcing solutions to clients for E-commerce and logistics management services. For the year ended March 31, 2014, we shipped approximately $1 billion in gross merchandise value of E-commerce products for our clients. We are committed to delivering our clients’ products to their customers on a timely and accurate basis. Our omni-channel platform supports various fulfillment options including drop shipments, store shipment, pick-up in store and ship to store, in addition to delivery from our fulfillment centers. Our fulfillment personnel pick, pack, verify and ship product orders and requests for our clients.  We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated and conveyorized systems utilizing RF scanning. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers. We streamline and customize the fulfillment procedures for each client based upon the client’s request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program. We also offer comprehensive product return services management whereby our personnel receive, repackage and return to stock products that are returned from our clients’ consumers.

Through our SPEED order reporting system, clients are able to monitor sales activity, inventory reorder levels, and evaluate shipping methods in order to reduce the total cost of shipping. We have long-established relationships with parcel carriers including FedEx, USPS and UPS. Our clients are able to benefit from discounted shipping rates based on our aggregate volume of shipments.

Contact Center Services. We provide customer care management services for our clients that are completely integrated with our fulfillment and web platforms. We operate three customer contact centers with over 375 seats with 24 hours per day, seven days a week availability. Our customer care management systems support email, web chat and live voice options to deliver an exceptional customer experience across all touch points.

Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. We provide dedicated or shared groups or a combination to provide economy of scale benefits to our clients. Our services include brand scripting and training, up-sell, cross-sell and save-the-sale, along with quality monitoring and controls. We also provide payment processing and fraud support services.

Competition

Many companies offer, on an individual basis, one or more of the same services offered by our E-commerce and Fulfillment services business. We face competition from many different sources, depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as we do. Some of our competitors in this segment are eBay Enterprises, PFSWeb, Inc., and Innotrac Corporation. Many of these companies have greater capabilities than we do for the single or multiple functions the competitors provide. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house personnel of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

We believe competition in all of our businesses will remain intense and that the keys to our growth and profitability include: (i) superior client service, (ii) continued focus on improvements and operating efficiencies, (iii) the ability to rapidly advance our technology offerings to customers, and (iv) the ability to attract new customers.

Environmental Matters

We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.

Employees

As of March 31, 2014, we had 1,123 employees of which 149 were employed in our Mexico operations. None of our employees are subject to collective bargaining agreements and are not represented by unions. We believe we have good relations with our employees. We also utilize temporary labor during peak operational periods.

Capital Resources — Financing

See further disclosure in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Available Information

We also make available, free of charge, in the “Investors — SEC Filings” section of our website, www.speedcommerce.com, annual, quarterly and current reports (and amendments thereto) that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of Securities Act of 1934 as soon as reasonably practicable after our electronic filing. In addition, the SEC maintains a website containing these reports that can be located at http://www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 Fifth Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0300. References to our website are not intended to and do not incorporate information on the website into this Annual Report.

Executive Officers of the Company

The following table sets forth our executive officers as of June 23, 2014:

Name	Age	Position
Richard S Willis	53	President, Chief Executive Officer
Terry J. Tuttle	54	Chief Financial Officer
Jeffrey B. Zisk	57	President of E-Commerce
Ward Thomas	41	President of Retail Distribution

 Richard S Willis has been a member of Speed Commerce’s Board of Directors since February 2011 and was appointed President and Chief Executive Officer of the Company in September 2011. Previously, he was the executive chairman of Charlotte Russe, a mall-based specialty retailer of value-priced women’s apparel and accessories (2011). He previously also served as president of Shoes for Crews (2009 to 2011), a seller of slip resistant footwear; chairman, president and chief executive officer of Baker & Taylor Corporation (2003 to 2007), the world's largest distributor of books, as well as a global distributor of DVDs and music; chairman, president and chief executive officer of Troll Communications; president and chief executive officer of Bell Sports; and chief financial officer of several magazine companies, including Petersen Publishing, which he helped take public in 1997. While at Baker & Taylor he served for two years as the chairman of the National Association of Recording Merchants.  Mr. Willis also serves as a regent at Baylor University.

Terry J. Tuttle was appointed as Speed Commerce's CFO in June 2013. Prior to joining Speed Commerce he served as a partner in the accounting firm of Weston & Tuttle; as COO of one of the nation’s largest children’s book publishers, Troll Communications; as CFO of bicycle helmet maker, Bell Sports; and as CFO of McMullen Argus Publishing.

Jeffrey B. Zisk founded SpeedFC, Inc. in May 2000 and has been President, Chairman and CEO and director of SpeedFC until acquired by the Company in November 2012.  Mr Zisk has been President of E-Commerce of the Company since November 2013. He has over 30 years of experience in the fulfillment, technology and retail industries. Mr. Zisk began his entrepreneurial career by partnering with Ross Perot in the successful start up of AMWC (d.b.a. American Wholesale Club), a warehouse retailer/wholesaler of grocery, hard-line and soft-line products. Following the successful sale of AMWC to a large competitor, Mr. Zisk served as CEO, President and Founder of Entertainment Foods, Inc., a manufacturer, distributor and retailer of high quality fresh prepared foods. Prior to founding SpeedFC, he also served as President and COO of Designers Collection, Inc., a Dallas-based manufacturer and distributor of home textile products and Vice President of TurboChef Inc., a cooking technology company. Mr. Zisk graduated from Vanderbilt University in 1979 with a Bachelor's of Engineering degree.

Ward Thomas is currently the President of Retail Distribution since August 2010 and he previously served as the President of Business Services and Development since August 2010. From 2007 to 2010, he served as Senior Director of North America Consumer Sales at Trend Micro Incorporated, a Tokyo-based leader in network antivirus and internet content security software and services. From 2005 to 2007, Mr. Thomas was Senior Vice President of Sales and Operations at FUNimation Entertainment.  Previous to that time, he spent eight years as an executive in Speed Commerce's retail distribution business.

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

We have significant working capital requirements, principally to procure licenses, finance accounts receivable, develop our technology infrastructure and staff our fulfillment centers. Our working capital needs will increase as our inventory, licensing activities and accounts receivable increase in response to growth and/or seasonality. In addition, license advances, prepayments to enhance margins, investments and inventory increases to meet customer requirements could increase our working capital needs. The failure to obtain additional financing or maintain working capital credit facilities on reasonable terms in the future could adversely affect our business. In addition, if the cost of financing is too expensive or not available, it could require a reduction in our distribution or E-commerce and fulfillment activities.

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

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants.

As of March 31, 2014, our total credit facilities outstanding, including debt and capital lease obligations was approximately $38.4 million, which was in excess of amounts permitted under our credit facility. Certain of the credit facilities have maturity dates in calendar year 2016 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants. We are now in compliance with these covenants, but cannot provide assurance that we will be able to maintain compliance with these covenants, particularly as we work to divest our distribution business. A non-renewal, default under or acceleration of any of our credit facilities could have a material adverse impact upon our business and financial condition.

We may be unable to refinance our debt facility.

We have the ability, subject to borrowing base requirements, to borrow up to $30.0 million under our revolving credit facility. We may need to refinance all or a portion of our indebtedness on or before the maturity date of our revolving credit facility (November 2017). Our ability to refinance our indebtedness, obtain additional financing or comply with our lender’s requirements will depend on, among other things:

•	our financial condition at the time;

•	the amount of financing outstanding and lender requirements at the time;

•	our ability to sell the distribution business on acceptable terms in the near future;

•	restrictions in our credit agreement or other outstanding indebtedness; and

•	other factors, including the condition of the financial markets or the distribution and E-commerce and fulfillment markets.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales are not available to us, and we are not able to sell the distribution business on acceptable terms in the near future, we may not have sufficient cash to enable us to meet all of our obligations.

Our credit agreement contains significant restrictions that limit our operating and financial flexibility.

Our credit agreement requires us to maintain specified financial ratios and includes other covenants. We may be unable to meet such ratios and covenants. Any of these restrictions may limit our ability to execute our business strategy. Moreover, if operating results fall below current levels or we are not able to sell the distribution business on acceptable terms in the near future, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate our indebtedness, in which case we may not be able to repay all of our indebtedness.

We may be able to incur additional indebtedness, which could further exacerbate the risks associated with our current indebtedness level.

The level of our indebtedness could have important consequences. We and our subsidiaries could incur substantial additional indebtedness in the future. If we or our subsidiaries incur additional indebtedness or other obligations, the related risks that we face could be magnified.

The planned divestiture of our distribution business is ongoing and may not result in a completed transaction.

On March 31, 2014, we announced plans to divest our distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. We cannot predict when, to what extent, or if the business will be divested or the terms and conditions of any such transaction. We may not be able to find a suitable purchaser(s), or structure the divestiture on acceptable terms, or complete a divestiture in the time frame contemplated in our March 31, 2014 press release or required by our lender. We may own the distribution business indefinitely.

The divestiture of our distribution business segment would result in a significant decrease of revenues which may impact our cash flow and credit agreement terms.

Our distribution business represented 78.6% of net sales in our most recent fiscal year. The loss of sales associated with this segment may cause negative consequences for us, namely there can be no assurance that our business will continue to generate cash flow at or above current levels or that we will maintain our current credit facility. Since our ability to borrow funds is governed by the terms of our credit facilities, certain covenants and the borrowing base formula may, among other things, limit our ability to draw down the full amount of the facility, incur additional debt outside of the credit facility, create new liens on property or consummate transactions. These covenants may affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions, revision of the covenant terms or seek new financing.

A completed divestiture of our distribution business may result in post-transaction payments or adjustments.

The consummation of a divestiture of our distribution business may result in certain post-transaction payments which we may or may not receive from the acquirer. Such post-transaction obligations owed to us may be in doubt should the acquirer face hardship in the operation of its core business or in the operation of our distribution business. The acquirer may unilaterally elect, or be forced into bankruptcy by its creditors. There is no guarantee that any consideration to be paid, post-closing, will ever be received by us.

Consideration in the form of an earn-out may adjust the total purchase price for the divested business. Such an arrangement may create performance benchmarks that the distribution business may not be able to meet. We may have limited or no impact whatsoever on the performance of the distribution business post-transaction. In addition, a purchase price adjustment may be required under the sale agreement and such adjustment could result in a material decrease in the consideration received by us in any transaction.

We may incur significant tax liabilities upon the divestiture of our distribution business.

Dependent upon the terms and structure of a definitive agreement to divest our distribution business, which may or may not ever occur, we could realize significant tax liabilities upon the consummation of the divestiture. Certain transaction structures may be more or less beneficial to us as the seller. For instance, an all-cash transaction may result in us realizing an immediate gain on the transaction. Whereas, an 80% stock transaction structured through a reverse triangular merger could result in a tax-free transaction. We may not be in a position of leverage to negotiate a tax-beneficial arrangement. We may incur significant tax consequences upon the sale of the distribution business.

We expect to incur expenses related to the completion of the divestiture of our distribution business; our earnings and consequently earnings per share may be negatively affected.

We may incur substantial expenses, such as investment banking fees, in connection with the completion of the divestiture of our distribution business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be properly transferred to any acquirer. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses, particularly in the near term, could exceed the savings projected to be achieved from the sale of the distribution business. These divestiture expenses may result in us taking significant charges against earnings following the completion of the transaction, and the amount and exact timing of such charges are uncertain at present. Charges against our earnings could affect our earnings per share calculation, which could negatively affect our stock price.

We may be the subject of lawsuits from an acquirer’s shareholders or our current shareholders.

In the event we complete a divestiture of our distribution business, we may be the subject of lawsuits from either an acquiring company’s shareholders or our current shareholders. Such lawsuits could result from the actions of the distribution business prior to the date of the divestiture, from actions after the divestiture or otherwise. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of our core business. Additionally, these lawsuits could result in the cancellation of or the inability to renew certain insurance coverage that would be necessary to protect our assets.  We may also be the subject of lawsuits in connection with other aspects of our business beyond distribution.

To expand our E-commerce and fulfillment services business, we may incur significant expenses in the foreseeable future, which may reduce our ability to achieve or maintain profitability.

In efforts to achieve our strategic plan to grow the E-commerce and fulfillment services segment, we may increase operating and marketing expenses, as well as capital expenditures. We will need to generate additional profitable business to offset these expenses. If our revenue declines or grows slower than anticipated, or our operating and marketing expenses exceed our projections, we may not generate sufficient revenue to be profitable.

E-commerce and fulfillment service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs; certain of our client service agreements are terminable by the client at will; we may incur financial penalties if we fail to meet contractual service levels under client service agreements.

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

If we fail to manage our technological infrastructure, our customers may experience service outages, which would impair existing and prospective client relationships and our business would be materially adversely affected.

We aim to maintain sufficient capacity in our technological infrastructure to meet the needs of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. If we do not accurately predict our infrastructure capacity requirements, particularly in the fourth quarter of each calendar year when our customers’ E-commerce sites experience significant increases in traffic, our customers could experience service outages. If we are not able to maintain an appropriate level of operating performance or our hosting infrastructure capacity fails to keep pace with increased sales, we may be in breach of our client contractual obligations that may subject us to financial penalties and result in customer losses and could harm our reputation and adversely affect our revenue growth.

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

We currently, and may in the future, subcontract certain business services to one or more third parties. Under the terms of our contracts with our business service clients we are obligated to provide such subcontracted services and may be liable for the actions and omissions of such subcontractors. In the event subcontractor fails to provide the subcontracted services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse effect upon our business and financial condition.

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

We may not be able to recover all or a portion of our start-up costs associated with one or more of our clients.

We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full amortization of these costs, there is a risk that the client contract may not fully cover the start-up costs or that the client will terminate the contract for cause and withhold payment of any unamortized start-up costs. To the extent start-up costs exceed the start-up fees received, certain excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

Our sales and implementation cycles are highly variable and our ability to finalize pending contracts may cause our operating results to vary widely.

The sales cycle for our E-commerce and fulfillment services is variable, typically ranging between several months to up to a year or longer from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. A potential client’s decision to purchase our services is discretionary, involves a significant commitment of the client’s resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

If our efforts to protect the security of customers, vendors, and other business information are unsuccessful, future issues could result in private litigation and investigations, and our sales and reputation could suffer.

The nature of our business involves the receipt and storage of information about our customers, vendors, and other business information. We have various security measures in place to protect this information and thwart data security incidents, however we may be unable to guard against new deceptive techniques aimed to breach our systems. In addition, hardware, software or applications we develop or procure from third parties may contain defects that could compromise information security. Unauthorized parties may attempt to gain access to our systems or facilities through fraud, trickery or deceiving our employees. A potential data breach may bring private claims and investigations from state and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC. Such investigations may have an adverse effect on how we operate our business and our results of operations. If we experience significant data security breaches, our customers and vendors could lose confidence in our ability to protect their information, which could cause them to discontinue using our services.

We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients, and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. In certain circumstances, we do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions on either our behalf or our client’s behalf could increase our expenses.

Technology developments, particularly software-as-a-service application, electronic transfer and downloading, could adversely affect our net sales, margins and results of operations.

The majority of our products are marketed and delivered on a physical delivery basis. If delivery of these products through software-as-a-service applications (“SaaS”), on-demand offerings or technology transfers, such as electronic downloading through the internet or otherwise becomes more prevalent, then our retail and wholesale distribution business could be negatively impacted. As electronic transfer, on-demand and manufacturer software service applications grow, competition will continue to intensify and could negatively impact our net sales and margins. Furthermore, we may be required to spend significant capital to enter or participate in these delivery channels, or it may not be feasible for us to participate in these delivery channels if they are developed without the utilization of traditional distribution and retail structures. If we are unable to develop necessary vendor and customer relationships to facilitate entry into these markets or delivery methods or if the terms of these arrangements are not as favorable as those related to our physical product sales, our business may be materially harmed.

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

Our business and operating results depend upon the appeal of our products and product concepts to consumers. A decline in the popularity of existing products or the failure of product concepts to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our financial condition and results of operations. Consumer preferences are continuously changing, are difficult to predict and can vary over time. There can be no assurance that:

•	any of the current product concepts will continue to be popular for any significant period of time;

•	any new product concepts will achieve commercial acceptance or be made available to us; or

•	any product’s life cycle will be sufficient to permit adequate profitability to recover any license advances, guarantees, royalties, development, marketing and other costs.

 Our failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on revenues, profitability and results of operations. In addition, changes in consumer preferences may cause our revenues and results of operations to vary significantly between comparable periods.

A deterioration in the businesses or markets of significant customers, could harm our business.

During weak economic times, there is an increased risk that certain of our customers will, among other things, reduce orders, delay payment for product purchased, increase product returns or have fewer transactions. Our revenues could negatively be affected by a number of factors, including the following:

•	the credit available to our customers;

•	the opening and closing of retail stores;

•	product marketing and promotional activities; and

•	general economic changes affecting the buying pattern of consumers, particularly those changes affecting consumer demand.

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

Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 30.4% and 39.2% of our net sales for the fiscal years ended March 31, 2014 and 2013, respectively. As a distributor of products ultimately sold to consumers and a service provider of end-to-end E-commerce and fulfillment solutions, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or poor weather conditions, or if we provide price protection for sales during the holiday season or decide to increase our inventory levels to meet anticipated customer demand, our financial results and liquidity could be negatively affected. Our borrowing levels and inventory levels typically increase substantially during the holiday season.

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

Increased counterfeiting or piracy and growth of streaming content services and online media stores, including app stores, may negatively affect the demand for our home entertainment products.

Certain product categories that we sell can be adversely affected by counterfeiting, piracy and parallel imports, and also by websites and technologies that allow consumers to illegally download and access this content. Increased proliferation of these alternative access methods to these products could impair our ability to generate net sales and could cause our business to suffer. The increasing prevalence, variety and affordability offered via online streaming content services and online digital media stores may decrease the value of our tangible products sold in traditional retail outlets. The creation of these services, including online app stores launched by companies such as Google, Amazon and Apple, have provided a platform of digital distribution for millions of new titles, many of which are direct competitors to our products. Regardless of whether we are able to penetrate these digital marketplaces, sales of our titles may be negatively impacted on a permanent basis.

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

Third parties may successfully subvert our intellectual property rights by mimicking or reverse engineering our software titles to create near identical products under different names. We may have no recourse whatsoever to enjoin these software developers from distributing products which may infringe on our intellectual property rights. Our sales may be negatively affected due to the popularity of these similar titles, which may be offered at a substantially reduced cost to the consumer, if not free.

Our failure to diversify our business could harm us.

Our efforts to diversify our business has placed, and will continue to place, demands on our personnel, as well as on our operational and financial infrastructure. To effectively manage our diversification efforts, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial and information management systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant operating expenses, capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. We may not be able to attract the talent necessary to effectively diversify our business into growing segments, and we may struggle to keep the talent currently employed and focused on diversification, if our compensation and benefits are not adequate or meet market demand. If we are unable to adapt our systems and business, put adequate controls in place and adapt our management team in a timely manner to accommodate our diversification, our business may be adversely affected.

We derive a substantial portion of our total net sales from four customers of our legacy distribution business. We are in the pocess of attempting to sell this business and reduction in sales to any of these customers, or another significant customer or the sale of this business, would have a material adverse effect on our net sales and potentially our profitability.

For the fiscal year ended March 31, 2014, net sales, including sales from Distribution business which has been classified as discontinued operations, to Best Buy and Wal-Mart/Sam’s Club, Staples and Apple represented approximately 30%, 12%, 12% and 16%, respectively, of our total net sales, and, in the aggregate, approximately 60% of our total net sales. For the fiscal year ended March 31, 2013, net sales to Best Buy and Wal-Mart/Sam’s Club, Staples and Apple represented approximately 27%, 12%, 12% and 10%, respectively, of our total net sales, and, in the aggregate, approximately 60% of our total net sales when including sales from discontinued operations. Substantially all of the products we distribute to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice. These arrangements do not include such material terms as the price of the goods purchased but rather principally address operational requirements of the transactions. None of our retail customers are required to make minimum purchases, including our largest customers. If we are unable to continue to sell our products to these customers, are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, or we receive a significant amount of returns from these customers, there would be an adverse impact on our net sales, and potentially our, profitability. There can be no assurance that we will continue to receive a significant amount of revenue from sales to any specific customer.

The loss of a significant vendor or manufacturer or a decline in the popularity of its products could negatively affect our distribution business’ product offerings and net sales.

A significant portion of our net sales when including sales from discontinued operations in recent years has been due to sales of computer software provided by software publishers such as Symantec Corporation and Kaspersky Lab, Inc. Symantec products accounted for approximately $63.2 million and $87.8 million in net sales which are included in discontinued operations in the fiscal years ended March 31, 2014 and 2013, respectively. We have agreements in place with each of the vendors whose products we distribute, but, in most instances, such agreements are short-term in nature and may be cancelled without cause and upon short notice, typically 30 days. The agreements typically cover the right to distribute in the United States and Canada, but do not restrict the vendors from distributing their products through other distributors or directly to retailers and do not guarantee product availability to us for distribution. These agreements allow us to purchase the vendors’ products at a wholesale price and to provide various distribution and fulfillment services in connection with the vendors’ products. We believe these arrangements are standard for such vendors and are essentially operational requirements. If we were to lose our right to distribute products of any of the above computer software publishers or the popularity of such product were to decrease, our distribution business’ net sales and operating results would be adversely impacted.

There can be no assurance that we will enter into new distribution agreements or that we will be able to sell products under existing distribution agreements. Further, our current distribution agreements may be terminated on short notice. The loss of a significant vendor could negatively affect our distribution business’ product offerings and, accordingly, our net sales. Similarly, a decrease in customer demand for such products or sale of this business would negatively affect our net sales.

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

Product returns or inventory obsolescence in our distribution business could reduce our sales and profitability or negatively impact our liquidity.

For our distribution business, we maintain a significant investment in product inventory. Like other companies operating in our industry, product returns from our retail customers are significant when expressed as a percentage of revenues. Adverse financial or other developments with respect to a particular supplier or product could cause a significant decline in the value and marketability of our products, possibly making it difficult for us to return products to a supplier or recover our initial product acquisition costs. Under such circumstances, our sales and profitability, including our liquidity, could be adversely affected. We maintain a sales return reserve based on historical product line experience rates. There can be no assurance that our reserves will be adequate to cover potential returns.

We are subject to the risk that the inventory values in our distribution business may decline due to, among other things, changes in demand and that protective terms under our supplier agreements may not adequately cover the decline in values, which could result in lower gross margins or inventory write-downs.

The demand for products that we sell and distribute is subject to rapid technological change, new and enhanced product specification requirements, consumer preferences and evolving industry standards. These changes may cause our distribution business’ inventory to decline substantially in value or to become obsolete which may occur in a short period of time. We offer no assurance that price protection or inventory returnability terms may not change or be eliminated in the future, that unforeseen new product developments will not materially adversely affect our revenues or profitability or that we will successfully manage our existing and future inventories.

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

In addition, from time to time, we may make royalty advances, or invest in other businesses. These business or investment opportunities may not be successful, which could result in the loss of our invested capital.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a decrease in net sales, which may cause our profitability to suffer.

A significant portion of our selling, general and administrative expense is comprised of personnel, facilities and costs of invested capital. If we were to experience further declines in our net sales, we may not be able to exit facilities, reduce personnel, improve business processes, reduce inventory or make other significant changes to our cost structure without significant disruption to our operations or without significant termination and exit costs. Additionally, if management is not able to implement such actions in a timely manner, or at all, to offset a shortfall in net sales and gross profit, our profitability could suffer.

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

We receive, manage, distribute and process returns of our inventory from a centralized distribution and fulfillment centers in Dallas, Texas, Columbus, Ohio and Ontario, Canada. An interruption in the operation of or in the service capabilities at these facilities as a result of equipment failure or other reasons could result in our inability to distribute products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage at such facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers and consumers and our relationship with such customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. We may experience a shutdown of our facilities or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of March 31, 2014, we had estimated available federal net operating loss carry-forwards (“NOLs”) of $99.6 million for federal income tax purposes that begin to expire in 2029. Our ability to use these NOLs will be dependent on our ability to generate future taxable income and may expire before we generate sufficient taxable income.

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

Acquisitions have been an important element of our overall corporate strategy and we expect this to continue. These transactions have been and could continue to be material to our financial condition and results of operations. The process of integrating acquired companies, businesses, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

●	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders, or other third parties.

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

During fiscal 2014, the last reported price of our common stock as quoted on the NASDAQ Global Market ranged from a low of $2.10 to a high of $4.67. We believe factors such as the market’s acceptance of our business and products, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable.

The exercise of outstanding options may adversely affect our stock price.

As of March 31, 2014, options to purchase 3,159,739 shares of our common stock were outstanding, of which 1,433,077 options were exercisable as of that date. Our outstanding options are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options. If holders of these outstanding options sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.

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

We currently do not intend to pay dividends on our common stock and, consequently, there may be no opportunity for our shareholders to achieve a return on their investment through dividend payments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Located in the Richardson suburb of Dallas, Texas, our corporate headquarters consists of approximately 23,000 square feet of office space.  Our nearby Dallas, Texas fulfillment center consists of approximately 540,000 square feet of combined office and fulfillment center space for general office, fulfillment, call center, and web development. The lease expires on August 1, 2017.

In the Columbus, Ohio suburb of Etna, we operate a fulfillment and call center in an approximately 770,000 square feet of leased space beginning October 1, 2013 and running through October 31, 2024.

These leases include a combined warehouse and office space facility in New Hope, MN that expires on June 30, 2019. These leased properties include approximately 44,000 square feet of office space and approximately 158,000 square feet of space devoted to warehousing, product picking and shipping.

We operate a distribution center in Toronto, Ontario which occupies approximately 60,000 square feet of leased warehouse space. The lease for this space expires on October 31, 2018. Additionally, we operate a satellite sales office in Bentonville, Arkansas which occupies 2,000 square feet of leased office space. The lease for this space is on a month to month basis.

We also operate a call center in Cedar Rapids, Iowa which occupies 3,000 square feet of leased office space. The lease for this space expires on March 31, 2015.

The present aggregate base monthly rent for all of our distribution and office facilities is approximately $495,000. We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.

Item 3. Legal Proceedings

See Note 11 to the consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock, no par value, is traded on The NASDAQ Global Market under the symbol “SPDC”. The following table presents the range of high and low closing sale prices for our stock for each period indicated as reported on The NASDAQ Global Market. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Quarter	High	Low
Fiscal 2014	Fourth	$4.59	$3.46
	Third	4.67	3.19
	Second	3.84	2.66
	First	2.76	2.10

Fiscal 2013	Fourth	$2.27	$1.79
	Third	1.85	1.59
	Second	1.58	1.17
	First	1.87	1.45

Holders

At June 20, 2014, we had 577 common shareholders of record and an estimated 5,400 beneficial owners whose shares were held by nominees or broker dealers.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.

Comparative Stock Performance

The following Performance Graph compares performance of our common stock on The NASDAQ Global Market of The NASDAQ Stock Market LLC (US companies), the NASDAQ Composite Indices and the Peer Group Index described below. The graph compares the cumulative total return from March 31, 2009 to March 31, 2014 on $100 invested on March 31, 2009, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.

The Peer Group Index below includes the stock performance of the following companies: Ascent Capital Group Inc., Demandware, Inc., Digital River, Inc., Ingram Micro, Inc., Leapfrog Enterprises, PFSweb, Inc., Rosetta Stone, Take Two Interactive Software and Tech Data Corp.

	3/09	3/10	3/11	3/12	3/13	3/14

Speed Commerce, Inc.	100.00	472.73	431.82	404.55	515.91	827.27
NASDAQ Composite	100.00	158.17	185.33	210.09	217.96	285.53
Peer Group	100.00	141.08	172.00	156.58	157.93	222.25

Source: Research Data Group, Inc.

Purchases of Equity Securities

We did not purchase any shares of our common stock during fiscal 2014.

Equity Compensation Plan Information

During fiscal 2014 we granted 841,511 options and awarded 434,640 restricted shares.

The following table below presents certain information regarding our Equity Compensation Plans as of March 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,861,708	$1.86	1,697,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,861,708	$1.86	1,697,000

Unregistered Securities

On June 3, 2014 Speed Commerce closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million.

During fiscal 2014, 590,036 unregistered common shares were issued in connection with the acquisition of SpeedFC, Inc.

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

No sales of unregistered securities occurred during fiscal years 2012.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations , and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2014, 2013, 2012, 2011 and 2010 which have been audited by Grant Thornton LLP (in thousands, except per share data):

	Fiscal Years ended March 31,
	2014	2013	2012	2011	2010
Statement of operations data (1):
Net revenue	$107,079	$54,500	$7,778	$1,059	$109
Cost of revenue	88,972	44,734	6,640	784	-
Gross profit	18,107	9,766	1,138	275	109
Loss from operations	(5,725)	(5,108)	(8,882)	(9,044)	(12,229)
Interest expense, net	(1,859)	(1,017)	(962)	(2,066)	(2,312)
Other income (expense)	5	(98)	(134)	(22)	(5)
Loss from continuing operations	(7,579)	(6,223)	(9,978)	(11,132)	(14,546)
Income tax benefit (expense)	(290)	(11,699)	(11,124)	14,105	16,638
Net loss from continuing operations	(7,869)	(17,922)	(21,102)	2,973	2,092
Income (loss) from discontinued operations, net	(18,697)	6,125	(13,198)	8,210	20,780
Net income (loss)	$(26,566)	$(11,797)	$(34,300)	$11,183	$22,872
Basic earnings (loss) per common share:
Continuing operations	$(0.13)	$(0.41)	$(0.57)	$0.08	$0.06
Discontinued operations	(0.31)	0.14	(0.36)	0.23	0.57
Net income (loss)	$(0.44)	$(0.27)	$(0.93)	$0.31	$0.63
Diluted earnings (loss) per common share:
Continuing operations	$(0.13)	$(0.41)	$(0.57)	$0.08	$0.06
Discontinued operations	(0.31)	0.14	(0.36)	0.22	0.57
Net income (loss)	$(0.44)	$(0.27)	$(0.93)	$0.30	$0.62
Weighted average shares outstanding:
Basic	60,775	43,529	36,877	36,446	36,285
Diluted	60,775	43,529	36,877	36,952	36,643
Balance sheet data:
Total assets	$202,688	$196,291	$121,376	$173,866	$171,278
Short-term debt	38,362	23,884	-	1,002	6,634
Long-term debt	1,380	1,901	-	-	-
Shareholders’ equity	51,395	53,683	39,816	73,081	60,761

(1)	Fiscal years 2013, 2012, 2011 and 2010 have been restated for discontinued operations related to legacy distribution business segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of end-to-end E-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools.

On September 9, 2013, the Company amended Article I (the “Amendment”) of its Amended and Restated Articles of Incorporation in order to change its name from Navarre Corporation and our NASDAQ ticker symbol was changed from "NAVR" to "SPDC". The Company provides web platform development and hosting, order management, fulfillment, logistics and contact center services for clients.

In November 2012 we acquired SpeedFC, Inc. This acquisition serves as a platform to provide a broad array of E-commerce services that includes website development and integration, web hosting, cross-channel order management and reporting, and fulfillment and customer care to online retailers and manufacturers. Effective the quarter ended December 31, 2012, our segments were defined as distribution business, which distributes computer software, consumer electronics and accessories and video games, and E-commerce and fulfillment services business, which provides logistics, information technology and fulfillment services to customers.

On March 31, 2014, we announced that we have commenced the process of divesting our legacy distribution business segment. The company intends to use the proceeds from the divestiture to pay down a portion of its line of credit, as well as support the continued growth of its E-commerce business. We anticipate closing on a potential transaction during the first half of its fiscal year 2015. The distribution business segment has been reclassified as discontinued operations in the consolidated financial statements for all periods presented. Based on the commencement to divest of our distribution business, we only have one reportable segment as of March 31, 2014. We expect the divesture of the distribution business to be completed in the first half of fiscal 2015.

Historical and Recent Events

On June 3, 2014 Speed Commerce closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million. The net proceeds of the offering will be used to pay down indebtedness and for general corporate purposes.

In October 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million. The proceeds of the offering was used for general corporate and working capital purposes, including capital expenditures.

On November 20, 2012, Speed Commerce acquired all of the equity interests of SpeedFC, Inc. (a Delaware corporation), through a merger of that entity with and into a Speed Commerce wholly-owned subsidiary, now named Speed Commerce Corp., a Minnesota corporation (“SCC”) (the transaction, the “Acquisition”) pursuant to the terms of that certain Agreement and Plan of Merger dated September 27, 2012, as amended on October 29, 2012 (the “Merger Agreement”).

The aggregate Acquisition consideration consisted of initial consideration of $50.0 million in cash and shares of Speed Commerce common stock, with additional contingent payments in cash and common stock available as described below, both payable to the SFC Equityholders proportionate to their prior ownership in SpeedFC, as adjusted pursuant to the Merger Agreement. The initial consideration paid at closing was comprised of: (i) $25.0 million in cash (less certain escrow and holdback amounts, and subject to certain net working capital and post-closing adjustments); and (ii) $25.0 million worth of shares of Speed Commerce common stock, or 17,095,186 shares.

The contingent consideration payable to the SFC Equityholders is subject to the achievement of certain financial performance metrics by SpeedFC in the 2012 calendar year related to an adjusted EBITDA target, which, if met, would require: (i) the payment of up to a maximum of $5.0 million in cash consideration, with up to a maximum of $1.25 million payable in early 2013 and up to a maximum of $3.75 million (before interest of five percent per annum) payable in equal, quarterly installments beginning in late fiscal 2013 and ending on February 29, 2016 (the “Contingent Cash Payment”) and (ii) the issuance of up to 6,287,368 shares of Speed Commerce common stock to the SFC Equityholders, with up to 2,215,526 (“First Equity Amount”) shares payable in early 2013, up to 738,509 shares (“Second Equity Amount”) payable in late 2013, and 3,333,333 shares payable at the same time as the Second Equity Amount (all equity amounts together, the “Contingent Equity Payment”). The contingent share payment of up to a maximum of 2,215,526 shares was to be issued in early calendar 2013, of which 1,770,097 shares were issued, and up to a maximum of 4,071,842 shares could have been issued in late calendar 2013, of which 590,036 were issued in July 2013. The determination of the remaining contingent cash and share payments was finalized in the first quarter of fiscal 2014. The working capital adjustment was also finalized in the first quarter of fiscal 2014 in accordance with the Merger Agreement, pursuant to which the Company received $836,000, which reduces the amount of cash consideration paid and decreases goodwill.

Working Capital and Debt

Historically, our distribution business required significant levels of working capital primarily to finance accounts receivable and inventories. In addition, throughout fiscal 2014 we have invested in variety of growth initiatives for our E-commerce business including expansion of our Ohio fulfillment center, automated sortation equipment, and significant upfront new client deployment efforts. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and our revolving credit facility. The timing of required payments can significantly impact our working capital levels.

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

On June 2, 2014, the Company, together with its subsidiaries, entered into a Waiver and Amendment Agreement with Wells Fargo Capital Finance, LLC (the “Waiver and Amendment”). The Waiver and Amendment amended the Credit Facility to provide for, among other things, each of the following: (i) the consent of Wells Fargo to the Series C Preferred Stock financing; (ii) the waiver of certain defaults under the Credit Facility; (iii) the modification to the maximum revolver amount to $30.0 million; (iv) the amendment to certain provisions of the Credit Facility that determine the Company’s borrowing availability under the Credit Facility, and (v) the provision of a release in favor of Wells Fargo Capital Finance, LLC.

At March 31, 2014 and 2013 we had $38.4 million and $23.9 million outstanding on the Credit Facility, respectively.   Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2014, we had $76,000 of excess availability at the time but we were not in compliance with a covenant in the Credit Facility that required that we maintain excess availability of at least $5 million. This event of default was subsequently waived by Wells Fargo pursuant to the Waiver and Amendment. We had excess availability of $19.9 million at March 31, 2013.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at March 31, 2014 and 2013, respectively. Such interest amounts have been, and continue to be, payable monthly.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we review and evaluate our estimates, including those related to bad debt, long-lived assets including intangible assets, goodwill, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by our judgment, estimates and/or assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue for the Company is recognized based on terms of service within the customer contract. A portion of the Company’s service revenue arrangements include upfront service elements, such as web implementation and migration, and recurring service elements such as web site support, E-commerce fulfillment services and additional services. The Company does not earn or receive any commissions from its customers. Fees related to upfront contract services, such as web site implementation and migration, are deferred and recognized ratably over the expected term of the relationship with the customer, beginning when delivery of recurring services has occurred. Costs associated with the upfront contract fees are deferred and recognized consistent with the recognition of revenues. Recurring contract service elements are charged based on the number of transactions processed and recognized as the services are performed as measured by the volume of orders completed.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts receivable. In determining the adequacy of our allowances, we analyze customer financial statements, historical collection experience, aging of receivables, and other economic and industry factors. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to the collectability based on the information considered and further deterioration of accounts. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

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

Goodwill and Intangible Assets

We review goodwill and indefinite lived intangible assets by first performing a qualitative assessment for potential impairment annually for each reporting unit, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We also assess potential impairment of goodwill and intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. The amount of impairment loss would be recognized as the excess of the asset’s carrying value over its fair value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results.

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analysis. As allowed by US GAAP, management initially performs a qualitative analysis of goodwill using qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant entity-specific events. If after assessing the totality of events or circumstances, the Company determines through the qualitative assessment that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary, and performing the two-step impairment test outlined in US GAAP is not required. The Company performed the annual qualitative assessment of its goodwill and determined that no impairment was required as of March 31, 2014.

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

Income Taxes

Income taxes are recorded under the liability method, whereby deferred income taxes provide for temporary differences between the financial reporting and tax basis of assets and liabilities. In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Management reviews our deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. The recoverability of these deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. A valuation allowance of $39.5 million and $30.3 million is recorded against net deferred tax assets with determinable lives as of March 31, 2014 and 2013, respectively.

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

	Fiscal Years Ended March 31,
	2014		2013		2012
Net revenue	$107,079	100.0%	$54,500	100.0%	$7,778	100.0%
Cost of revenue	88,972	83.1	44,734	82.1	6,640	85.4
Gross profit	18,107	16.9	9,766	17.9	1,138	14.6
Operating Expenses:
Selling and marketing	2,692	2.5	1,621	3.0	1,076	13.8
General and administrative	12,512	11.7	11,093	20.4	7,942	102.1
Information technology	2,780	2.6	1,059	1.9	-	-
Depreciation and amortization	5,848	5.5	1,101	2.0	1,002	12.9
Total operating expenses	23,832	22.3	14,874	27.3	10,020	128.8
Loss from operations	(5,725)	(5.4)	(5,108)	(9.4)	(8,882)	(114.2)
Interest expense, net	(1,859)	(1.7)	(1,017)	(1.9)	(962)	(12.4)
Other income (expense), net	5	-	(98)	(0.2)	(134)	(1.7)
Loss from continuing operations, before income tax	(7,579)	(7.1)	(6,223)	(11.5)	(9,978)	(128.3)
Income tax expense from continuing operations	(290)	(0.3)	(11,699)	(21.5)	(11,124)	(143.0)
Net loss from continuing operations	(7,869)	(7.4)	(17,922)	(33.0)	(21,102)	(271.3)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(18,697)	(17.5)	6,125	11.2	(13,198)	(169.7)
Net loss	$(26,566)	(24.9)%	$(11,797)	(21.8)%	$(34,300)	(441.0)%

Results from Continuing Operations

Fiscal 2014 As Compared To Fiscal 2013

Net Revenue

Net revenue was $107.1 million for fiscal 2014 compared to $54.5 million for fiscal 2013, an increase of $52.6 million, or 96.5%. Fiscal 2014 revenue includes a full year of revenue from SCC, which was acquired on November 20, 2012, whereas fiscal 2013 only includes revenue from the date of acquisition. We believe sales results in the future will be dependent upon our ability to continue to win new client relationships and generate new opportunities in our client pipeline.

Cost of Revenue

Cost of revenue was $89.0 million for fiscal 2014 compared to $44.7 million for fiscal 2013, an increase of $44.3 million, or 99.1%.. Fiscal year 2014 includes $9.2 million of transition costs associated with relocation and expansion of our fulfillment center facilities in Texas and Ohio. Cost of revenue increased in fiscal 2014 due to a full year of SCC’s operating results in fiscal 2014 as compared to fiscal 2013 only includes cost of revenue from the date of acquisition. Cost of revenue as percentage of net revenue increased to 83.1% in fiscal 2014 as compared to 82.1% in fiscal 2013 primarily due to transition costs in fiscal 2014.

Operating Expenses

Selling and marketing expenses were $2.7 million in fiscal 2014 compared to $1.6 million in fiscal 2013, an increase of $1.1 million, or 68.8%. The increase in fiscal 2014 was primarily attributable to personnel growth in the SCC sales team and fiscal 2014 includes a full year of operations whereas fiscal 2013 only includes SCC selling and marketing expense from the date of acquisition.

General and administrative expenses were $12.5 million in fiscal 2014 compared to $8.2 million in fiscal 2013, an increase of $4.3 million, or 52.4%. Fiscal 2014 includes $2.1 million related to transaction and transition expenses primarily for the severance and relocation of corporate headquarters to Dallas, Texas.. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $2.8 million in fiscal 2014 compared to $1.1 million in fiscal 2013, an increase of $1.7 million or 154.5%. The increase in fiscal 2014 was primarily attributable to personnel growth in IT development team for new client launches scheduled for fiscal 2015 and fiscal 2014 includes a full year of operations whereas fiscal 2013 only includes IT expense from the date of acquisition.

Depreciation and amortization expenses were $5.8 million in fiscal 2014 compared to $1.1 million in fiscal 2013, an increase of $4.7 million or 427.2%. The increase in fiscal 2014 was primarily attributable to amortization of intangible assets from the SCC acquisition.

Interest expense, net

Interest expense was $1.9 million for fiscal 2014 compared to expense of $1.0 million for fiscal 2013, an increase of $0.9 million or 82.6%. The increase in interest expense in fiscal 2014 was attributable to higher average debt balances from the acquisition of SCC in November 2012, capital expenditures to expand and add automated sortation equipment in the Ohio fulfillment center.

Fiscal 2013 As Compared To Fiscal 2012

Net Revenue

Net revenue was $54.5 million for fiscal 2013 compared to $7.8 million for fiscal 2012, an increase $46.7 million, or 598.7%. The revenue increased in fiscal 2013 due to the acquisition of SCC in November 2012.

Cost of Revenue

Cost of revenue was $44.7 million for fiscal 2013 compared to $6.6 million for fiscal 2012, an increase of $38.1 million, or 577.3%. The increase in fiscal 2013 was due to the acquisition of SCC in November 2012. Cost of revenue as percentage of net revenue decreased to 82.1% in fiscal 2013 as compared to 85.4% in fiscal 2012 primarily due to the company discontinuing lower margin freight management services for fulfillment clients.

Operating Expenses

Selling and marketing expenses were $1.6 million in fiscal 2013 compared to $1.1 million in fiscal 2012, an increase of $500,000, or 45.5%. The increase in fiscal 2013 was due to the acquisition of SCC in November 2012..

General and administrative expenses were $8.2 million in fiscal 2013 compared to $7.9 million in fiscal 2012, an increase of $300,000, or 3.8%. The increase in fiscal 2013 was due to the acquisition of SCC in November 2012.. General and administrative costs for fiscal 2013 and 2012 include all on-going costs associated with our corporate function including executive wages and salaries, public company costs and administrative burden. No on-going corporate costs or overhead expenses were allocated to our discontinued operations.

Information technology expenses were $1.1 million in fiscal 2013, compared to zero in fiscal 2012, an increase of $1.1 million. The increase was due to the effect of the SCC acquisition on information technology spend and platform.

Depreciation and amortization expenses were $1.1 million in fiscal 2013 compared to $1.0 million in fiscal 2012, an increase of $100,000, or 10.0%. The increase in fiscal 2013 was due to the acquisition of SCC in November 2012.

Interest expense, net

Interest expense was $1.0 million for fiscal 2013 compared to expense of $962,000 for fiscal 2012, an increase of $55,000 or 5.7%. The increase in interest expense for fiscal 2013 was due to incremental borrowings to fund the purchase of SCC in November 2012.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

We recorded income tax expense from continuing operations of $290,000 for fiscal 2014, or an effective rate of negative 3.8%, $11.7 million for fiscal 2013, or an effective rate of negative 187.9%, $11.1 million for fiscal 2012, or an effective rate of negative 111.5%. The change in our effective tax rate from year to year is principally attributable to the fact that we recorded a valuation allowance of $13.8 million during fiscal 2012 and recorded an additional valuation allowance of $12.9 million during fiscal 2013.

For the year ended March 31, 2014 we recorded income tax expense from discontinued operations of $27,000. For the years ended March 31, 2013 and 2012, we recorded income tax expense from discontinued operations of $137,000 and income tax benefit of $552,000, respectively. The effective tax rate applied to discontinued operations for the year ended March 31, 2014 was a negative 0.1% The effective tax rate applied to discontinued operations for the years ended March 31, 2013 and March 31, 2012 was 2.2% and 4.0%, respectively.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2014 and March 31, 2013, the Company had a net deferred tax asset position before valuation allowance of $38.2 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $39.5 million and $30.3 million has been recorded as of March 31, 2014 and March 31, 2013.

Discontinued Operations

On March 31, 2014, the Company announced that it has commenced the process of divesting its legacy Distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The transaction is expected to close by the second quarter of fiscal year 2015. In addition, the assets and liabilities associated with the discontinued operations are classified as Assets of discontinued operations and Liabilities related to assets of discontinued operations, as appropriate, in the consolidated balance sheets.

During April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the Company's determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and the leasing of new offices in Dallas, TX; and the transition of certain corporate functions from Minneapolis to Dallas. The Company completed these initiatives in fiscal year 2014 and incurred $20.2 million of expenses of which $9.0 million is included as part of loss on discontinued operations in transition and transaction costs during the fiscal 2014. In addition, the Company recognized as part of loss on discontinued operations $4.5 million related exit costs, related to the unexpired lease terms of its Minneapolis, MN distribution facility as assets impairments in fiscal 2014.

The following table provides the components of discontinued operations:

	Years ended March 31,
	2014	2013	2012
Net revenue	$391,237	$430,795	$473,047
Cost of revenue	359,554	388,501	429,678
Total operating expenses	50,353	36,032	57,119
Pre-tax income (loss) from discontinued operations	(18,670)	6,262	(13,750)
Income tax benefit (expense)	(27)	(137)	552
Income (loss) from discontinued operations, net of tax	$(18,697)	$6,125	$(13,198)

Net revenue for the Distribution business was $391.2 million in fiscal year 2014 as compared to $430.8 million in fiscal year 2013, a decrease of $39.6 million or 9.2%. The decline in net revenue was largely attributable to a $59.5 million decline in software product group revenue, partially offset by a $28.0 million increase in revenue from the consumer electronic and accessories product group. Pre-tax income (loss) from discontinued operations was a loss of $18.6 million in fiscal year 2014 as compared to income of $3.3 million loss in fiscal 2013. Fiscal 2014 pre-tax loss includes $9.0 million in transition costs for the relocation of the distribution center and $4.5 million for exit costs of the New Hope distribution center.

Net revenue for the Distribution business was $430.8 million in fiscal year 2013 as compared to $473.0 million in fiscal year 2012, a decrease of $42.2 million or 8.9%. Our transition out of home video products and fewer video game releases accounted for $40.8 million of decrease. Declines in software sales were largely offset by increase in consumer electronics and accessories sales. Pre-tax income (loss) from discontinued operations was income of $3.3 million in fiscal year 2013 as compared to $13.8 million loss in fiscal 2012. Fiscal 2012 pre-tax income includes $21.7 million in impairment and other charges due to the 2012 restructuring plan.

Market Risk

Our exposure to market risk was primarily due to the fluctuating interest rates associated with variable rate indebtedness. We had no long-term debt amounts outstanding at March 31, 2013. See Item 7A — Quantitative and Qualitative Disclosure About Market Risk.

Seasonality and Inflation

Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 30.4% and 39.2% of our net sales for the fiscal years ended March 31, 2014 and 2013, respectively. As a provider of services to retail customers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic or weather conditions during this period could negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during fiscal 2014 were primarily impacted by the following:

●	Non-cash charges of $7.2 million, including depreciation and amortization of $6.2 million, which increased due to the acquisition of SCC, and share-based compensation of $1.0 million;

●	Accounts receivable increased $3.6 million, resulting from the timing of invoices to clients;

●	Prepaid expenses increased $391,000, primarily resulting from the timing of payments;

●	Other assets increased $5.5 million, primarily due to deferred project costs for SCC client development;

●	Accounts payable increased $1.5 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased by $4.6 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows used in operating activities during the year months ended March 31, 2013 were primarily impacted by following:

●	Non-cash charges of $2.1 million, including depreciation and amortization of $1.3 million, share-based compensation of $793,000;

●	Accounts receivable increased $297,000, resulting from the timing of invoices to clients;

●	Accounts payable increased $2.6 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses decreased $7.1 million, net of various accrual payments and a decrease in accrued wages.

Cash flows used in operating activities during the year months ended March 31, 2012 were primarily impacted by following:

●	Non-cash charges of $2.3 million, including depreciation and amortization of $1.5 million, share-based compensation of $803,000;

●	Accounts receivable increased $2.5 million, resulting from the timing of invoices to clients;

●	Accounts payable decreased $68,000, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased $696,000, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $11.5 million for the fiscal 2014 and $26.0 million for the same period last year.

The purchases of property, equipment and software totaled $10.5 million and $2.0 million in the year of fiscal 2014 and 2013, respectively. The increase in purchases of property, equipment and software of $7.1 million in fiscal year 2014 from the prior year is primarily due to the purchase and installation of automated sorter equipment in our Columbus warehouse.

Cash flows used in investing activities totaled $26.0 million for the fiscal 2013 and provided by $20.4 million for the same period last year primarily due to our SCC acquisition in fiscal 2013 and proceeds from the sale of FUNimation in fiscal 2012.

Financing Activities

Cash flows provided financing activities totaled $36.6 million for fiscal 2014 and cash flows provided by financing activities totaled $26.7 million for fiscal 2013. In fiscal year 2014, we received $21.8 million in net proceeds from the issuance of 8,000,000 shares of our common stock.

Cash flows provided financing activities totaled $26.7 million for fiscal 2013 and cash flows provided by financing activities totaled $8.7 million for fiscal 2012.

For fiscal 2014, we had net proceeds from the revolving line of credit of $14.5 million.

For fiscal 2013, we had net proceeds from the revolving line of credit of $23.9 million.

For fiscal 2012, we had zero net proceeds from the revolving line of credit.

Discontinued Operations

Net cash flows used in discontinued operations were $22.4 million for fiscal 2014 and consisted of $21.1 million of cash flows used in operating activities, $1.4 million of cash flows used in investing activities and $19,000 of cash flows provided by financing activities.

Net cash flows provided by discontinued operations were $5.7 million for fiscal 2013 and consisted of $4.1 million of cash flows provided by operating activities, $1.9 million of cash flows used in investing activities and $3.5 million of cash flows provided by financing activities.

Net cash flows used in discontinued operations were $6.8 million for fiscal 2012 and consisted of $13.5 million of cash flows used in operating activities, $2.1 million of cash flows used in investing activities and $8.8 million of cash flows provided by financing activities.

Capital Resources

Credit Facility

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

On June 2, 2014, the Company, together with its subsidiaries, entered into a Waiver and Amendment Agreement with Wells Fargo Capital Finance, LLC (the “Waiver and Amendment”). The Waiver and Amendment amended the Credit Facility to provide for, among other things, each of the following: (i) the consent of Wells Fargo to the Series C Preferred Stock financing; (ii) the waiver of certain defaults under the Credit Facility; (iii) the modification to the maximum revolver amount to $30.0 million; (iv) the amendment to certain provisions of the Credit Facility that determine the Company’s borrowing availability under the Credit Facility, and (v) the provision of a release in favor of Wells Fargo Capital Finance, LLC.

The Credit Facility is secured by a first priority security interest in all of our assets, as well as the capital stock of our companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at our discretion.

Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2014, we had $38.4 million outstanding on the Credit Facility. We had $76,000 of excess availability at the time but we were not in compliance with a covenant in the Credit Facility that required that we maintain excess availability of at least $5 million. This event of default was subsequently waived by Wells Fargo pursuant to the Waiver and Amendment.

In association with, and per the terms of the Credit Facility, we also pay and have paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at March 31, 2014 and March 31, 2013, respectively. Such interest amounts have been and continue to be payable monthly.

Under the Credit Facility we are required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine our overall financial stability and include limitations on our capital expenditures, a minimum ratio of adjusted EBITDA to fixed charges and a minimum borrowing base availability requirement. We anticipate a substantial decline in the maximum available borrowing base available to us after the divestiture of the Distribution business.

At March 31, 2014, we were in compliance with all covenants under the Credit Facility, as amended, as of June 2, 2014. We currently believe we will be in compliance with the Credit Facility covenants over the next twelve months.

Series C Preferred Stock

On June 2, 2014, we entered into a Purchase Agreement pursuant to which the Company issued and sold to institutional investors for approximately $10,000,000 an aggregate of 3,333,333 of the Company’s Series C Convertible Preferred Stock and warrants to purchase an aggregate of up to 833,333 shares of the Company’s common stock. In connection with the sale of the Series C Preferred Stock and Warrants, the Company entered into a registration rights agreement with the Investors. The Company received gross proceeds of approximately $10,000,000, less transaction expenses.

The Purchase Agreement provides, among other things, that the Company will (i) not issue any securities until 90 days from the date of Closing, subject to certain exceptions, and (ii) not enter into a variable rate transaction prior to the first anniversary of the date of Closing.

Description of the Series C Preferred Stock

The Series C Preferred Stock will accrue dividends at an annual rate of 7% payable in cash or, at the Company’s option with respect to dividends accrued during the first year, additional shares of Series C Preferred Stock, and is convertible at any time commencing six months after the Closing into common stock of the Company at a conversion price of $3.00 per share (subject to adjustment). The Company has the right to force the conversion of the Series C Preferred Stock in the event that the Company’s common stock trades above $5.00 per share (subject to adjustment) for 28 trading days in a 30 consecutive trading day period commencing on the initial convertibility date provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. Commencing on the one-year anniversary of the issuance date, the Company also has the right to call the outstanding Series C Preferred Stock at a redemption price per share equal to 110% of the stated value per share of the Series C Preferred Stock, plus accrued and unpaid dividends thereon, provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met.

The Series C Preferred Stock will participate pari passu with the holders of the Company’s common stock (on an as-converted basis) in the net assets of the Company after the satisfaction in full of the debts of the Company and the payment of any liquidation preference owed to the holders of shares of capital stock of the Corporation ranking prior to the Series C Preferred Stock upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary. Consolidation or merger of the Company into or with any other entity or entities shall not be deemed to be a liquidation, but the sale, lease or conveyance of all or substantially all the Corporation’s assets (subject to certain exceptions) shall be deemed a liquidation.

In addition to any class voting rights provided by law and the Certificate of Designation, the holders of Series C Preferred Stock shall have the right to vote together with the holders of common stock as a single class on any matter on which the holders of common stock are entitled to vote (including the election of directors) in addition to any class voting rights provided by law and as otherwise provided in the Certificate of Designation. The holders of the Series C Preferred Stock are entitled to cast one vote for each share of common stock that would be issuable upon the conversion of all the shares of Series C Preferred Stock held by such holder (subject to certain exceptions) on the record date for the determination of shareholders entitled to vote.

Description of the Warrants

The Warrants are exercisable at any time six months after their issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years from the date of the Warrants. The Warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Warrants for cash in the event that the Company’s common stock trades above $6.00 (subject to adjustment) for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. In connection with certain specified “fundamental transactions” or a “change of control” the Investors have the right to require the Company to repurchase the Warrants for their Black-Scholes value calculated as provided in the Warrants.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the Investors pursuant to which the Company agreed to file a registration statement with the SEC to register the shares of common stock issuable upon conversion of the Series C Preferred Stock and the Warrants. Pursuant to the Registration Rights Agreement, the Company is required to file the registration statement no later than 60 days after the Closing Date and use commercially reasonable efforts for the registration statement to be declared effective within 120 days of the Closing. The Registration Rights Agreement also grants the Investors certain piggyback registration rights.

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our revolving credit facility. The timing of cash collections and payments to vendors can require the usage of our revolving credit facility in order to fund our working capital needs. On a terms basis, we extend varying levels of credit to our customers and receive varying levels of credit from our vendors. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.

On October 1, 2013, the Company issued 8,000,000 shares of its common stock, inclusive of the exercise of the underwriter’s over-allotment, at a price of $3.00 per share in a public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses was approximately $21.8 million. That offering, fully utilized our shelf registration statement and we no longer have any registered common stock or preferred shares available for sale. The proceeds of the offering were used for general corporate and working capital purposes, including capital expenditures.

On March 31, 2014, we announced our intention to divest our legacy distribution business and that we had engaged an investment bank to manage the divestiture and sales process. The purpose of the divestiture is to focus the organization and resources on the growing E-commerce services market. We anticipate that the disposition will occur in the first half of fiscal year 2015 and proceeds from the disposition will be used to pay down the Credit Facility. We anticipate terminating the Credit Facility and refinancing the balance remaining after the application of proceeds with a new debt facility.

Subsequent to our announcement to divest the distribution business, we became in default of our Credit Facility as a result of an overdraft of our borrowing base limit. In June 2014, we completed the Series C preferred stock offering and renegotiated with our lender the terms of our Credit Facility.

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, inventory and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) on-boarding expenditures for new clients including web site deployment and fulfillment center capacity investment; (2) legal disputes and contingencies; (3) investments to sign exclusive distribution agreements; (4) equipment needs for our operations; and (5) asset or company acquisitions.

We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds available under our Credit Facility and vendor terms plus the sale of our distribution business will be sufficient to satisfy our working capital requirements, other cash needs, costs of restructuring and to finance expansion plans and strategic initiatives for at least the next twelve months.

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

Contractual Obligations

The following table presents information regarding contractual obligations that exist as of March 31, 2014 by fiscal year (in thousands):

		Less than 1	1 - 3	4 - 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$43,396	$5,145	$17,990	$7,647	$12,614
Capital leases	170	80	90	-	-
License and distribution agreements	717	7	710	-	-
Contingent Obligation	2,484	1,104	1,380	-	-
Total	$46,767	$6,336	$20,170	$7,647	$12,614

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

Interest Rate Risk. Our exposure to changes in interest rates results primarily from our Credit Facility borrowings. As of March 31, 2014 we had $38.4 million outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2014, an increase of 100-basis points in the current LIBOR rate would have a $194,000 negative impact on our annual interest expense. The level of outstanding indebtedness fluctuates from period to period and therefore could have a future impact on our interest expense.

Foreign Currency Risk. We maintain technical and administrative offices in Mexico which exposes us to foreign currency exchange risk for transactions denominated in Mexican Pesos.

We monitor our activities in Mexico and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging. During the years ended March 31, 2014, 2013 and 2012, the Company did not have any hedging activities.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control — Integrated Framework (“COSO”). Based on the assessment, Management believes that, as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following chart provides the Class, Term and current Committee membership, if any, of the Company’s Directors.

Name/Title	Class	Year of Annual Meeting Term Expiration	Committee Membership
Timothy R. Gentz Chairman of the Board	II	2016	Governance and Nominating (Chair)

Richard S Willis President and CEO, Director	I	2015	--

Jeffrey B. Zisk President of Speed Commerce Corp., Director	II	2016	--

Monroe David Bryant Director	II	2016	Compensation Governance and Nominating

Frederick C. Green IV Director	III	2014	Compensation (Chair)

Kathleen P. Iverson Director	III	2014	Audit (Chair)

Bradley J. Shisler Director	I	2015	Compensation Governance and Nominating

Rebecca Lynn Atchison Director	I	2015	Audit

Stephen F. Duchelle Director	III	2014	Audit

 Identification of Directors:

FREDERICK C. GREEN IV, age 57, (Class III Director – Term expires 2014) has served as a director of the Company since September 2009 and is Chair of the Compensation Committee. Mr. Green is the President of Range Systems, Inc. and the Chief Development Officer of Sealed Mindset, LLC, companies providing live fire shooting products and services for the military, law enforcement and consumer communities. Previously, Mr. Green was the President of Jonaco Machine, a contract manufacturer to the aerospace and medical equipment industries. From 2005 to 2010, Mr. Green was the Managing Director of Denali Partners, LLC, a private equity firm that he co-founded in 2004. Jonaco Machine was previously a portfolio company of Denali Partners and was sold by Denali in late 2010. Previously, from 2002 to 2004, he founded and was the Managing Director of Marathon Partners LLC, a management firm for the portfolio companies of private equity firms. From 1999 to 2002, he served as the Chief Operating Officer of Bracknell Corporation, a $1.4 billion facilities infrastructure company with 33 locations in North America, and previously he was the President and CEO of Nationwide Electric, Inc., a national electrical installation and services company that was acquired by Bracknell. From 1996 to 1998, he was the President and CEO of Product Safety Resources, Inc., a company focused on electronic product safety information, and from 1988 to 1996, Mr. Green held various operations and leadership positions with Emerson Electric Co. (NYSE:EMR), a multinational manufacturer of a broad range of electrical, electromechanical and electronic products and systems, including: Vice President, General Manager, Process Flow; Vice President Marketing and Sales; and Vice President of Strategic Planning and Technology. Prior to joining Emerson Electric Mr. Green was a management consultant with McKinsey & Company. Mr. Green’s director qualifications include his extensive and diverse business experience, his significant experience in merger, acquisition and divestiture transactions, his understanding of capital markets, and his extensive background in strategic planning.

KATHLEEN P. IVERSON, age 58, (Class III Director – Term expires 2014) has served as a director of the Company since September 2008 and is Chair of the Audit Committee. Ms. Iverson previously served as a director of CyberOptics Corporation (NASDAQ:CYBE), a manufacturer of optical process control sensors and measurement and inspection systems used in the electronics assembly equipment market and in the semiconductor industry, since May 1998 and Chairman of the Board since August 2009, and has served as its President and CEO since January 2003. Ms. Iverson retired from all positions with Cyberoptics in January 2014. She joined CyberOptics Corporation in January 2002 as its President and COO. Previously, she was employed by Rosemount, Inc., a multinational manufacturer of high-performance instrumentation for the processing industries and a subsidiary of Emerson Electric Co. (NYSE:EMR), from 1979 through December 2001, and held various finance and leadership positions, including Vice President/General Manager, Complete Point Solutions, and Vice President/General Manager, Worldwide Temperature. Ms. Iverson’s director qualifications include her extensive experience in governance and leadership roles with other public companies, as well as her high level of financial literacy and significant corporate finance experience.

STEPHEN F. DUCHELLE, age 58, (Class III Director – Term expires 2014) was appointed as a director of the Company and as a member of the Audit Committee, effective as of April 1, 2014. Pursuant to the Company’s Bylaws, Mr. Duchelle will hold office until the next regularly annual meeting of the shareholders to be held in 2014. Since October 2012, Mr. Duchelle has been the Vice President of e-commerce for Juicy Couture, a retail provider of women’s and girl’s apparel and accessories, which recently operated as Fifth & Pacific Companies, where he was responsible for its e-commerce business strategy and web operations. Previously, from August 2009 to September 2012, Mr. Duchelle served as the Vice President of e-commerce Strategy at GSI Commerce, Inc., now eBay Enterprise, a provider of e-commerce and interactive marketing services related to direct to consumers sales, where he was responsible for a portfolio of e-commerce clients providing e-commerce omni-channel consulting and client services support. Mr. Duchelle also served as the Senior Vice President of e-commerce for Belk, Inc., a retail provider of fashion apparel, shoes, and accessories, as well as additional house ware merchandise, from September 2007 to July 2009. Mr. Duchelle holds both a B.S. and M.S. degrees from Virginia Tech as well as a M.B.A. from James Madison University. Mr. Duchelle’s director qualifications include his more than 20 years of retail industry experience, including 15 years in various e-commerce leadership roles, and his extensive management and operating experience at internet-based businesses.

BRADLEY J. SHISLER, age 43, (Class I Director – Term expires 2015) has served as a director of the Company since February 2011 and is a member of the Compensation Committee and Governance and Nominating Committee. Mr. Shisler currently serves on the board of directors of CUDA Pharmaceuticals, which develops and markets generic pharmaceutical products, and on the board of directors of RealManage Holdings, Inc., a community association management company. Mr. Shisler is a Managing Director of Condire Investors, LLC and is an employee of CPMG, Inc., both of which are Dallas-based investment management companies. From February 2012 to March 2014, Mr. Shisler served on the board of directors of Pixelworks, Inc. (NASDAQ: PXLW), which creates, develops and markets video display processing technology. From September 2007 until December 2008, Mr. Shisler served as a partner at Blue River Partners, L.L.C., a start-up private equity firm formed to make control investments in lower middle-market companies. Previously, from 1996 to 2007, Mr. Shisler was a principal of Willis Stein & Partners, a private equity fund with nearly $3 billion of equity capital under management. While at Willis Stein, Mr. Shisler served on the boards of directors of Baker & Taylor Corporation, a leading national distributor of books, DVDs and music; CompuPay, Inc., a provider of outsourced payroll processing, tax filing and other related services; National Veterinary Associates, Inc., an owner and operator of 96 companion animal veterinary hospitals throughout the U.S.; and Ziff Davis Media Inc., an integrated media company focused on the technology and video game markets. Mr. Shisler has a M.B.A., with distinction, from the Kellogg School of Management at Northwestern University, as well as both a B.S. degree in chemical engineering and a B.A. degree in political science from Rice University. Mr. Shisler’s director qualifications include his deep experience with the development of corporate strategy and the oversight of its implementation that results from the active involvement in the direction of numerous companies in a variety of industries, including service on five other corporate boards and four other audit committees. Mr. Shisler has extensive private equity experience where he has evaluated hundreds of businesses for potential investment.

RICHARD S WILLIS, age 53, (Class I Director – Term expires 2015) has served as a director of the Company since February 2011 and was a member of the Compensation Committee until his appointment as President and Chief Executive Officer of the Company in September 2011. Previously, he was the executive chairman of Charlotte Russe, a mall-based specialty retailer of value-priced women’s apparel and accessories (in 2011). From 2009 to 2011, he served as President of Shoes for Crews, a seller of slip resistant footwear. From 2003 to 2007, he was President and CEO of Baker & Taylor Corporation, the world's largest distributor of books, as well as a global distributor of DVDs and music. While at Baker & Taylor he served for two years as the Chairman of the National Association of Recording Merchandisers. Previously, Mr. Willis served as Chairman, President and CEO of Troll Communications; President and CEO of Bell Sports; and CFO of several magazine companies, including Petersen Publishing, which he helped take public in 1997. Mr. Willis also currently serves on the Board of Directors and as the chair of the audit committee of Tuesday Morning, an upscale off-price retailer specializing in name brand closeout merchandise and also serves on the board of directors of Shoes for Crews. Mr. Willis has a bachelor's degree in business administration and a master's of business administration from Baylor University, where he also serves as a Regent. Mr. Willis’ director qualifications include his considerable executive leadership experience across multiple industries, including with distribution businesses that serve retailers and their suppliers. Mr. Willis’ has significant expertise in operating businesses and directing transformative changes to their strategic plans.

REBECCA LYNN ATCHISON, age 54, (Class I Director – Term expires 2015) has served as a director of the Company since October 2013. Ms. Atchison has been the Chief Financial Officer of HomeAway, Inc. (NASDAQ: AWAY), an internet-based operator of the world’s largest online marketplace for the vacation rental industry since August 2006. Previously, Ms. Atchison was Chief Financial Officer of Infoglide Software Corporation, an enterprise software provider, from February 2004 to August 2006. From October 2003 to January 2004, Ms. Atchison worked as a business consultant for Range Online Media, an internet marketing firm. From May 1996 to April 2003, Ms. Atchison served as Chief Financial Officer and Vice President of Finance and Administration of Hoover’s, Inc., a provider of online business information. From November 1994 to April 1996, Ms. Atchison served as Chief Financial Officer of Travelogix, Inc., a provider of travel ticketing systems software. From May 1990 to November 1994, Ms. Atchison worked as a consultant providing controller functions for software, technology and non-profit organizations, including Trilogy Development, a provider of sales automation software, and Austin American Technology. Prior to that, Ms. Atchison worked for eight years as an accountant with Ernst & Young LLP. Ms. Atchison holds a B.B.A. in accounting from Stephen F. Austin State University. Ms. Atchison’s director qualifications include her 30 years of finance and accounting experience and her experience in operating internet-based businesses.

TIMOTHY R. GENTZ, age 64, (Class II Director – Term expires 2016) has served as a director of the Company since May 2004 and as Chairman of the Board since September 2011 and is Chair of the Governance and Nominating Committee. From January 2005 to June 2012, Mr. Gentz was a self-employed consultant to multiple medical products and services companies and also was engaged in such activity from January to December 2003. During 2004, Mr. Gentz served as the COO of The Palm Tree Group, a Houston-based international distributor of medical products and supplies. From October 2000 to December 2002, he was the COO and CFO for Gulf South Medical Supply, Inc., a wholly-owned subsidiary of PSS World Medical (NASDAQ), Inc. Previously, Mr. Gentz was a private investor in an Internet entertainment start-up company, a CD package company, a Houston-based investment banking firm and other private companies. In May 2011, Mr. Gentz was elected as a director of TOBI, Inc. (TOAK.OB), an inactive bank holding company formerly known as Treaty Oak Bancorp, Inc. Mr. Gentz’s director qualifications include his extensive financial expertise, his diverse business experience with other public companies, and his significant distribution industry experience. Mr. Gentz holds a B.B.A. in Finance & Accounting from the University of Iowa. Mr. Gentz’ director qualifications include his leadership skills and qualifications have been demonstrated as a CEO, COO and CFO in private and public companies.

MONROE DAVID BRYANT, JR., age 62, (Class II Director – Term expires 2016) served as a director of Speed Commerce Corp. since its founding in May 2000 until its acquisition by the Company in November 2012, at which time he was appointed a director of the Company and a member of the Compensation Committee and was subsequently appointed as a member of the Governance and Nominating Committee in fiscal year 2014. Mr. Bryant is a shareholder in Cox Smith Matthews, Incorporated, the largest law firm based in San Antonio, Texas. Mr. Bryant started the Dallas office of the firm in 2005 and practices litigation across several areas of law including financial fraud and bankruptcy-related litigation, technology and real estate litigation, securities and corporate governance matters and across all areas of business dispute practice. Since 2003, Mr. Bryant has also been a director of The Landrum Company and/or its principal subsidiary, Landmark Bank, N.A., based in Columbia, Missouri. Previously, Mr. Bryant served as Vice President and General Counsel for Perot Systems Corporation, then a privately held technology services company, and as Senior Vice President and General Counsel of Amtech Corporation (NASDAQ:AMTC), a manufacturer and service provider with respect to radio frequency identification equipment.  Mr. Bryant earned a J.D. degree from Harvard Law School, magna cum laude, in 1975.  He is a member of the State Bars of Texas and California and also serves as a Senior Trustee of Austin College, a private liberal arts college in Sherman, Texas. Mr. Bryant’s director qualifications include his extensive legal experience and deep understanding of business litigation, banking and technology services and, as a director of Speed Commerce Corp. since its inception, his knowledge of e-commerce and third party logistics services.

JEFFREY B. ZISK, age 57, (Class II Director – Term expires 2016) founded Speed FC, Inc., the predecessor entity of Speed Commerce Corp. in May 2000 and served as its President, Chairman and CEO and a director since that time until its acquisition by the Company in November 2012, at which time he was appointed a director of the Company and President of Speed Commerce Corp.. He has over 30 years of experience in the fulfillment, technology and retail industries. Mr. Zisk began his entrepreneurial career by partnering with Ross Perot in the start-up of AMWC (d.b.a. American Wholesale Club), a warehouse retailer/wholesaler of grocery, hardline and soft-line products. Following the sale of AMWC to a large competitor, Mr. Zisk served as CEO, President and Founder of Entertainment Foods, Inc., a manufacturer, distributor and retailer of high quality fresh prepared foods. Prior to founding Speed Commerce Corp., he also served as President and COO of Designers Collection, Inc., a Dallas-based manufacturer and distributor of home textile products and Vice President of TurboChef Inc., a cooking technology company. Mr. Zisk graduated from Vanderbilt University in 1979 with a Bachelor's of Engineering degree. He grew up in Dallas, Texas, and attended St. Marks School of Texas, a private preparatory school where he has served as a Trustee for many years. Mr. Zisk’s director qualifications include his extensive experience as the founder and CEO of Speed Commerce Corp. in end-to-end e-commerce and third party logistics services and his diverse experience in the fulfillment, technology and retail industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. These insiders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of Forms 3, 4 and 5 filed by the Company’s insiders, and written representations from our directors and executive officers, we believe all Section 16(a) filing requirements were met for the fiscal year ending March 31, 2014, except for one late filing on a Form 4 for Mr. Ward Thomas, which was filed on November 5, 2013.

Audit Committee

Our Board of Directors has established a standing Audit Committee that meets regularly. The Audit Committee oversees the accounting and financial reporting processes and audits of our consolidated financial statements. The Audit Committee assists the Board in fulfilling its oversight responsibilities for the quality and integrity of our financial reports, our compliance with legal and regulatory requirements and the independent auditors’ qualifications and independence, as well as accounting and reporting processes. The Audit Committee reviews the Company’s significant controls, policies and procedures in connection with the assessment and management of enterprise risk, and coordinates with the Company’s internal auditing department to ensure that effective programs are in place to monitor compliance with applicable policies and procedures. The Audit Committee also reviews the internal and external financial reporting of the Company and reviews the scope of the independent audit. The members of the Audit Committee at March 31, 2014 were Kathleen P. Iverson (Chair), Rebecca Lynn Atchison and Keith A. Benson. Mr. Benson retired as a director on May 31, 2014 in compliance with the Company’s mandatory retirement age policy and Mr. Duchelle was appointed to the Audit Committee as of April 1, 2014. Our Board of Directors has determined that all members of the Audit Committee are financially literate and are “independent,” as that term is defined in Rule 5605(a)(2) of NASDAQ’S Marketplace Rules and SEC Rule 10A-3. The Board has also determined that Kathleen Iverson, Rebecca Lynn Atchison and Keith Benson are each qualified as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Code of Business Conduct and Ethics

On March 29, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), that applies to all of our directors, officers and employees. Our Code of Conduct is available on our website, www.speedcommerce.com . A copy of our Code of Conduct may also be obtained, without charge, upon written request to: Speed Commerce, Inc., Investor Relations, 1303 E. Arapaho Road, Suite 200, Richardson, Texas 75081. The Audit Committee is responsible for overseeing compliance with the Code of Conduct and reviewing and updating the Code of Conduct. The Audit Committee reviewed the Code of Conduct in fiscal year 2014 and determined that no amendments were warranted. In accordance with the NASDAQ Marketplace Rules, any waivers of the Code of Conduct for directors and executive officers must be approved by our Board of Directors. No waivers were granted during fiscal year 2014.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses the Company’s compensation philosophy, policies, practices and decisions that were applicable in fiscal year 2014 with respect to: (i) our Chief Executive Officer (“CEO”) (our principal executive officer); (ii) our Chief Financial Officer (“CFO”) (our principal financial officer); (iii) the two remaining executive officers that were serving as such at March 31, 2014; and (iv) one former executive officer who was not serving as an executive officer at March 31, 2014 but whose total compensation in fiscal year 2014 would have been among the three other most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEO’s”), as follows:

Name	Position

Richard S Willis	President and CEO
Terry J. Tuttle	CFO
Ward O. Thomas	President of Retail Distribution
Jeffrey B. Zisk	President of Speed Commerce Corp.
Diane Lapp	Former CFO

This discussion should be read in conjunction with the “Executive Compensation Tables” and accompanying narrative disclosure. The tables and narrative provide more detailed information regarding the total compensation and benefits awarded to, earned by, or paid to the Named Executive Officers during fiscal year 2014, and, depending on tenure, during fiscal years 2013 and 2012.

 Executive Summary

General Overview

It is the overall goal of our executive compensation program to provide compensation that is reasonable and fair to both the Company and to the Named Executive Officer in light of the performance of the Company, the contribution of each executive officer to that performance and the competition the Company faces to attract and retain highly qualified executive officers. The Company believes that executive compensation should be aligned with and reflect the Company’s financial performance and as a result, each Named Executive Officer’s annual incentive compensation is directly tied to Company financial performance thresholds and metrics, which is further described below. The Named Executive Officers are compensated with a combination of base salary, annual cash incentive opportunity and long-term incentives in the form of equity awards under the Company’s shareholder-approved equity plan. Base salary provides the Named Executive Officers with a fixed level of cash compensation in line with their individual experience and responsibilities and market factors. The annual cash incentive provides the Named Executive Officers an opportunity for short-term returns linked to specified Company performance measures. Annual equity awards focus the Named Executive Officers on the long-term future performance of the Company and building shareholder value. The Named Executive Officers also participate in benefit and retirement plans generally available to the Company’s other employees.

Executive Compensation Philosophy

We recognize that the success of our Company depends on the talent of our workforce and our relationships with customers and suppliers. The first tenet of our executive compensation philosophy is to develop and retain a high quality professional management team that is able to develop and strengthen relationships with customers and suppliers over the long-term and to profitably grow our business. The executive compensation program must be competitive with the practices of other organizations in similar industries and of similar sizes in order to facilitate the recruitment of strong leaders as we expand our product and service offerings.

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

These tenets guide the Compensation Committee in seeking to design effective pay programs and assessing the proper allocation between base salary, annual incentive compensation, and long-term compensation. Since 2011, the Compensation Committee has retained Pearl Meyer & Partners (“PM&P”) as an independent consultant to advise the Committee on executive compensation matters, including program design, best practices and market trends. PM&P has provided competitive market data regarding executive compensation levels and components of compensation and to provide the Compensation Committee with updated data on an annual basis for each upcoming fiscal year.

In March 2014, the Compensation Committee also evaluated the independence of PM&P by considering each of the independence factors recently adopted by Nasdaq and the SEC. Based on such evaluation, the Compensation Committee determined that no conflict of interest exists that would prevent PM&P from providing compensation advice to the Compensation Committee.

For fiscal year 2014, PM&P provided the Compensation Committee with updated peer group information and comparative analysis as described below.

Summary of Key Fiscal Year 2014 Compensation Elements and Actions

Annual Compensation Component	Key Features	Purpose	Fiscal Year 2014 Design/Actions
Base Salary	Fixed annual cash amount. Base pay increases considered on an annual basis to reward performance and approximately align within the median range of our comparator group.

Provide a fixed amount of cash compensation upon which the Named Executive Officers can rely, which is critical to attract and retain qualified individuals.

Adjustments in base salary used to reward individual performance and reflect increased responsibilities.

No increases were made to the base salaries of the Named Executive Officers except for Mr. Thomas who received an increase from $270,000 to $300,000.

In fiscal year 2013, Mr. Willis’ base salary was set at $450,000 but he took a voluntary $100,000 reduction to his base salary for the 2013 fiscal year. For fiscal year 2014, Mr. Willis’ base salary was set and paid at the original 2013 amount of $450,000.

Annual Incentive Plan (Cash Incentive Award)

Named executive officers participate in the same Annual Incentive Plan as other management employees.

Compensation Committee established short-term financial goals based on adjusted EBITDA and Net Sales targets to focus on revenue growth and profitability with no bonus accrual below a designated threshold adjusted EBITDA amount.

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

Since the Company’s did not reach the threshold amount, the Named Executive Officers did not earn an annual incentive award for fiscal year 2014 under the Plan, which is aligned with the Company’s philosophy of paying for performance.

The Company did pay bonuses to certain non-officer employees in December 2013 in the aggregate amount of $325,376, which was granted in the discretion of the Compensation Committee for meeting individual performance-related and non-performance related goals.

Long-Term Incentive Compensation (Awarded value delivered through grants of stock options and restricted stock units).

Stock options: generally vest in one-third increments over three-year service period.

Restricted Stock Units: generally vest in one-third increments over three-year service period; Award settled in shares of Company stock.

Equity awards support our growth strategy, provide a link between the Named Executive Officers and our shareholders, and due to vesting over time, serve as a retention tool. We consider stock options to be performance-based as they only have value if the stock price increases.

Restricted stock units provide added retention value as, unlike stock options that could be underwater, they maintain value in times of stock volatility.

The aggregate grant date fair value of all employee equity awards granted in fiscal year 2014, as a percent of aggregate base salaries, was greater than the Company’s historical norm for the past several years, but was less than the competitive median determined by PM&P in fiscal year 2014.

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

Good Corporate Governance and Compensation Policies

●

No Excise Tax Gross-Ups: The Company has not entered into any agreements with the Named Executive Officers that provide for IRC Section 280G excise tax gross-ups with respect to payments contingent upon a change in control.

●	No Supplemental Retirement Plans: The NEOs do not participate in any executive retirement plans other than the 401(k) plan available to all employees.

●

Limited Perquisites: Perquisites are not an integral part of our compensation program and are only offered in exceptional circumstances. Most benefits payable to our NEOs are also available to our general employee population.

●

Compensation Committee Independence: The Compensation Committee is comprised solely of independent directors, and the Compensation Committee periodically uses an independent and conflict-free compensation consultant that does not provide any other services to the Company.

●

Stock Ownership Guidelines: The Named Executive Officers are subject to stock ownership guidelines with an expectation that they reach a certain level of stock ownership within five years of assuming their current position through stock purchases and retention of shares acquired through equity grants. The Compensation Committee regularly reviews achievement of the guidelines and may consider failure to meet the goals as a negative factor when making compensation decisions.

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

●

Risk Assessment: When creating compensation incentives, the Compensation Committee discusses and considers any enterprise risks that the Named Executive Officers may be incentivized to take in order to achieve the compensation goals. The Compensation Committee believes that the Company’s compensation policies and programs do not create any risks that are reasonably likely to have material adverse effect on the Company. The Compensation Committee also reviews the Company’s sales commissions plans to ensure that they create no inappropriate risk incentives.

●	Capped Incentives: Annual cash incentives are capped at 150% of target values, and the Compensation Committee retains discretion, including negative discretion, in modifying awards.

●

No Option Repricings: Even though a significant portion of the Company’s outstanding stock options have been underwater for the past several years, the Company has not repriced or replaced any underwater stock options.

Say-on-Pay Voting Results

The Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate in making compensation decisions. At the annual meeting of shareholders held in November 2013, more than 79% percent of the shareholders present and voting on the matter approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting. As a result, the Compensation Committee concluded that the Company's shareholders were generally supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to stockholders regarding compensation matters. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

Compensation Setting Process

Role of the Compensation Committee

The Compensation Committee is responsible for our executive compensation philosophy, the design of our executive compensation programs and the administration of our compensation and benefit plans. The Compensation Committee, which is composed entirely of independent, non-employee directors, determines the compensation paid to the CEO and reviews and approves the compensation paid to other executive officers (further detail as to the Committee’s roles and responsibilities can be found in our charter available for viewing and downloading on the Company’s website at www.speedcommerce.com and may be found by selecting the “Investors” tab and then clicking on the “Corporate Governance” link). Compensation Committee members for fiscal year 2014 were: Mr. Green (Chair); Mr. Shisler; and Mr. Bryant.

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

The Compensation Committee regularly holds executive sessions that are not attended by any members of management or non-independent directors. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our Named Executive Officers, but may, if it chooses, delegate any of its responsibilities as allowed under applicable law. The Compensation Committee has delegated to certain officers of the Company, the authority to grant long-term incentive awards to non-executive officers under limited circumstances and pursuant to specific guidelines established by the Compensation Committee. The Compensation Committee has not delegated any of its authority with respect to the compensation of executive officers. The Compensation Committee normally discusses compensation decisions with respect to the CEO in executive sessions without the CEO or other management present, and makes determinations regarding the CEO in consultation with the independent directors on the Governance and Nominating Committee.

Role of Management

Most Compensation Committee meetings, except for the executive portions thereof, are attended by the CEO, the VP of Human Resources and the Company’s General Counsel. Depending on the topics to be discussed, the CFO may also attend. The CEO’s role in the Compensation Committee process is oversight of all of management’s recommendations and reports to the Compensation Committee and/or Board of Directors. The CEO provides direct input to the Compensation Committee on such matters as the affordability and efficacy of various plan designs. The CEO may also make recommendations with respect to scheduling meetings and agenda topics and occasionally meets with Compensation Committee members outside of scheduled meetings. The Compensation Committee considers the CEO’s input, but ultimately makes all of its decisions independently. The CEO sets objectives each year for the other Named Executive Officers which are tailored to the duties and responsibilities of the particular officer and the challenges that his or her business or functional unit faces. The Compensation Committee reviews and approves the objectives. Following the end of the fiscal year, the CEO, also with the oversight of the Compensation Committee, evaluates the performance of the other Named Executive Officers against their individual objectives for the year.

Management makes recommendations to the Compensation Committee on the base salary, annual incentive plan targets and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation.

Role of Independent Compensation Consultants& Benchmarking

The Compensation Committee has from time to time engaged independent compensation consultants to advise on executive compensation levels and practices, plan designs and competitive market data. Since 2011, the Compensation Committee has engaged Pearl Meyer & Partners (“PM&P”), a consultant that specializes in providing compensation services to boards of directors and that has never provided any compensation or other services to our management. PM&P was selected for its experience and independence and lack of conflict as assessed by considering each of the independence factors recently adopted by NASDAQ and the SEC. Based on such evaluation, the Compensation Committee determined that no conflict of interest exists that would prevent PM&P from providing compensation advice to the Compensation Committee.

PM&P has been a leading compensation consultant to boards of directors for over two decades and it has never provided any compensation or employee benefits services to the Company’s management.

For fiscal year 2014, PM&P provided the Compensation Committee with data that compared the Company’s overall executive compensation program, including base salary and annual and long-term incentive compensation, in comparison to the executive compensation offered by similarly situated public companies (the “Peer Group”). This data was reviewed by the Compensation Committee in evaluating executive compensation for fiscal year 2014 but the Compensation Committee does not establish rigid benchmarks based on the Peer Group data. Rather, the Compensation Committee uses the Peer Group data as a general guide, together with considerations about the total compensation opportunity and recommendations from management. The Committee reviews the Peer Group data and may decide to position an individual executive’s total compensation opportunity above or below any specific level to reflect that individual’s past experience, future potential, individual performance or contributions to the execution of the Company’s strategic goals. The Companies in the Peer Group have annual revenue in the range from approximately $100 million to $1 billion and Speed Commerce’s revenue is at the median of the Peer Group. The 14 companies included in the Peer Group for fiscal year 2014 are:

Pacer International Inc.	Park Ohio Holdings Corp.
Sykes Enterprises Inc.	Harte Hanks Inc.
ModusLink Global Solutions Inc.	Echo Global Logistics Inc.
SED International Holdings Inc.	ExlService Holdings Inc.
Digital River Inc.	Radiant Logistics
Wayside Technology Group	PFSweb Inc.
Rosetta Stone Inc.	Innotrac Inc.

Compensation Mix

Our executive compensation is comprised primarily of the following elements: fixed cash compensation, in the form of base salary; and variable compensation, in the form of short-term annual incentive pay and long-term incentive compensation. Long-term incentive compensation consists of equity grants, while short-term incentive compensation is paid in cash. Although the Compensation Committee has not set specific targets for the relative percentages of these elements, it strives for a balance that rewards executives for the achievement of short-term (annual) goals while also focusing on the long-term revenue and profitability of the Company. Because the Compensation Committee believes that the CEO has a greater impact on the achievement of long-term targets, it determined that variable compensation should constitute a greater percentage of his compensation when compared to the other Named Executive Officers ("NEO"). For fiscal year 2014, the relative percentages of these elements were as follows:

					Long Term
					Incentive
	Base	Percent of	Target Annual	Percent of	Grant Date	Percent of
NEO	Salary	Total	Incentive	Total	Fair Value	Total
Richard S Willis	$450,000	32%	$360,000	25%	$610,620	43%
Terry J. Tuttle(1)	$300,000	31%	$150,000	16%	$498,148	53%
Ward O. Thomas	$300,000	48%	$150,000	24%	$179,116	28%
Jeffrey B. Zisk	$325,000	46%	$162,500	23%	$215,602	31%
Diane D Lapp(2)	$-	-%	$-	-%	$-	-%

(1)	Mr. Tuttle’s long-term incentive grant includes sign on equity grant.

(2)	Ms. Lapp resigned from the Company in June 2013.

Compensation Elements and Actions for 2014

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

The Compensation Committee’s goal is to set base salaries for each executive, including the CEO, at a level that reflects each individual’s performance and organizational impact and at a competitive level. Differences in the amount of base salary between the Named Executive Officers reflect the Compensation Committee’s assessment of the differences in the scope of each executive’s responsibilities and contributions in light of competitive pay levels for similar positions in other similarly situated organizations.

Fiscal Year 2014 Base Salary Actions:

The Committee did not approve any base salary increases for NEO’s in fiscal year 2014 other than an increase for Mr. Thomas, whose salary was increased from $270,000 to $300,000 to reflect his additional responsibilities. In fiscal year 2013, Mr. Willis’ base salary was set at $450,000 but he voluntarily reduced his base salary to $350,000 for the duration of fiscal year 2013. In fiscal year 2014, Mr. Willis’ base salary was set and paid at the amount previously set in fiscal year 2013 at $450,000.

      Annual Incentive

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

Annual Incentive Opportunity and Results for NEO’s serving as of March 31, 2014

NEO	Target Award	Target Percent of Base Salary	Maximum Award	Maximum Percent of Base Salary	Actual Award
Richard S Willis	$360,000	80%	$540,000	120%	$-
Terry J. Tuttle	$150,000	50%	$225,000	75%	$-
Ward O. Thomas	$150,000	50%	$225,000	75%	$-
Jeffrey B. Zisk	$162,500	50%	$243,750	75%	$-
Diane D. Lapp(1)	$-	50%	$-	75%	$-

(1)	Ms. Lapp resigned from the Company in June 2013.

For fiscal year 2014, the Annual Incentive Plan performance measures for the Named Executive Officers were based on earnings before interest, depreciation and amortization and excluding stock based compensation expense and after the bonus pool adjusted accrual (“Adjusted EBITDA”), weighted at 75%, and net sales, weighted at 25%. The Compensation Committee selected the following financial objectives for fiscal year 2014: target consolidated Adjusted EBITDA of $21.5 million and target consolidated net sales of $550 million. The Compensation Committee chose earnings and sales performance criteria for fiscal year 2014 because it believed these are critical drivers of our strategy to achieve profitable and sustainable growth, and thereby create long-term value for our shareholders. The annual plan design contains performance thresholds. Other than possible discretionary awards as discussed below, annual incentives are not be earned if funding any portion of the annual incentive pool caused the Company to fail to achieve at least 85% of the consolidated Adjusted EBITDA target. The plan design also provided an opportunity for participants to earn an enhanced annual incentive based on Adjusted EBITDA growth. If consolidated Adjusted EBITDA (inclusive of the annual incentive pool accrual) exceeds the target, then the annual incentive pool is increased by 25% of the excess amount. Participants share in the enhanced annual incentive pool on a pro rata basis taking into consideration the achievement of the financial and individual objectives applicable to each participant. However, annual incentive payments under the Plan, including the growth enhancement, are capped at 150% of a participant’s target annual incentive. For fiscal year 2014, the Compensation Committee included in the plan design a potential discretionary pool of up to $500,000, which may or may not be awarded in whole or in part. The Compensation Committee may determine, in its discretion, to reward participants with exemplary performance during the fiscal year out of the discretionary pool whether or not the Company’s financial objectives are achieved. The Compensation Committee also reserved the right to change, suspend, or discontinue the Annual Incentive Plan at any time without prior notice to participants.

At the time the fiscal year 2014 annual financial objectives were determined, the Compensation Committee believed the Adjusted EBITDA and net sales targets to be appropriately challenging but realistic under the current economic conditions. Since the consolidated Adjusted EBITDA threshold was not met, no annual incentive was earned under the annual incentive plan pool for fiscal year 2014 regardless of actual results on the other objectives and no discretionary bonuses were awarded to any of the NEOs. Company did pay bonuses to certain non-officer employees in December 2013 in the aggregate amount of $325,376, which was granted in the discretion of the Compensation Committee for meeting individual performance-related and non-performance related goals.

Long-Term Incentives

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

PM&P’s analysis prepared in fiscal year 2012 and updated data provided in fiscal year 2013 indicated that the Company’s long-term incentive compensation, as measured by the value of the prior year grants, was generally below the competitive range of the comparative market data. This also lowers the total direct compensation of the Named Executive Officers. When determining the size of individual long-term incentive awards and the total number of long-term incentive awards for all management employees for the fiscal year, the Compensation Committee considers:

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

Fiscal Year 2014 Long-Term Incentive Actions:

Of the long-term incentive awards granted in fiscal year 2014 (excluding grants to Non-employee Directors), 65% were time vested nonqualified stock options and 35% were time vested restricted stock units. The Compensation Committee determined that the restricted stock units will continue to provide an enhanced retention incentive to employees. In addition, the grant of restricted stock units consumes fewer shares under the Company’s shareholder authorized stock plan and has been determined by the Compensation Committee to be consistent with the compensation trends as previously reported by PM&P. The non-qualified stock option awards vest over three years and expire ten years from the grant date provided that the participant is still employed by the Company. The restricted stock units also generally vest over three years. Upon vesting, participants, who are still employed by the Company, will receive one unrestricted share of Common Stock for each vested restricted stock unit.

The Named Executive Officers received long-term incentive awards in fiscal year 2014 covering a total of 670,657 shares, which was less than the shares granted to the same individuals in fiscal year 2013 by 102,400 shares, primarily as a result of the resignation of Ms. Lapp, who did not receive an annual grant in fiscal year 2014. All other employees received long-term incentive awards in fiscal year 2014 covering a total of 492,494 shares compared to 632,162 shares in fiscal year 2013. The individual NEOs received equity grants as follows:

Mr. Willis was granted 89,338 restricted stock units and a stock option covering 169,570 shares. Mr. Tuttle was granted 60,000 restricted stock units and a stock option covering 100,000 shares as part of his initial grant upon being appointed as the Company’s CFO and he received an annual grant in November 2013 of 29,118 restricted stock units and a stock option covering 55,267 shares. Mr. Thomas was granted 26,206 restricted stock units and a stock option covering 49,741 shares. Mr. Zisk was granted 59,873 restricted stock units and a stock option covering 31,544 shares. Ms. Lapp resigned from the Company in June 2013 and therefore did not receive an annual grant in fiscal year 2014.

Equity Grant Process

Equity-based incentives are granted under our shareholder-approved Amended and Restated 2004 Stock Plan. The Compensation Committee has granted equity awards at its scheduled meetings or by written action without a meeting. These actions are taken on the same day as, or prior to, the grant date. Annual grants have traditionally been discussed and authorized for grant in scheduled meetings taking place during the Company’s second and third fiscal quarters and become effective and are priced as of the beginning of the first day of the open trading window after public disclosure of the Company’s second quarter financial results. Under authority delegated by the Compensation Committee, management may grant equity awards to employees (other than executive officers) as part of a new hire offer, promotion or reward/incentive for significant achievement, up to 10,000 shares per individual. Grants made outside of the annual grant are effective as of the date of approval or at a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date). All stock option grants have a per share exercise price no less than the fair market value of our Common Stock on the grant date, defined as the opening price for our Common Stock on the NASDAQ Global Market during a regular trading session or, if the grant date is not a trading day, then the last reported sales price listed on the NASDAQ Global Market prior to the grant date. The Compensation Committee does not grant equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

Benefits and Executive Perquisites

The main objectives of our benefits program is to enhance health and productivity and give our employees access to quality healthcare, insurance protection from unforeseen events and assistance in achieving retirement financial goals.

In fiscal year 2014, the Named Executive Officers were eligible to receive the following benefits that are generally available to all our employees: (i) group medical and dental insurance; (ii) group long-term and short-term disability insurance; (iii) group life and accidental death and dismemberment insurance; (iv) medical and dependent care flexible spending accounts; (v) wellness programs; (vi) educational assistance; (vii) employee assistance; and (viii) paid time-off policies, including vacation, sick time, and holidays. In addition, we maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all participating employees are eligible to receive, at the discretion of the Company determined on an annual basis, a matching contribution of 50% of the participant’s contribution up to 4% of base pay. If granted, the matching contribution vests over three years and is generally calculated and paid in April or May for all employee contributions made during the preceding calendar year by participants employed on the last day of the calendar year. The 401(k) Plan match and the incremental value of benefits provided to the Named Executive Officers under the Company’s benefits program are included in the “All Other Compensation” column of the “Summary Compensation Table.” We do not provide defined benefit pension plans or defined contribution retirement plans to executives or other employees other than the 401(k) Plan.

In general, we do not offer executive perquisites to our officers. However, in some cases, specific perquisites are negotiated at the time of an executive’s initial recruitment or promotion to a new position. In fiscal year 2014, these included (i) for Mr. Willis reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year; and, in lieu of relocation benefits, reimbursement on a tax neutral basis for reasonable commuting expenses between Texas and Minnesota, including airfare, lodging and local transportation, and (ii) for Mr. Tuttle $75,000 to assist with his relocation to Dallas, Texas and reimbursement of reasonable commuting costs from Sacramento, California to Dallas, Texas for a limited period of time. The dollar values for all perquisites are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Executive Employment Agreements

We have entered into employment and/or severance agreements with certain of the Named Executive Officers, including Mr. Willis, Mr. Tuttle, Mr. Zisk and Mr. Thomas, the terms of which are described under “Executive Severance and Change in Control Agreements.” The Compensation Committee believes that such employment agreements promote the stability of the Company by (i) lessening the personal uncertainties and potential distraction of the executives created by Company actions resulting in a termination of their employment for reasons other than cause and (ii) establishing the rights and obligations of both the Company and the executive after the employment relationship ends. In addition, reasonable severance arrangements offer a competitive benefit and aid in retention of the services of valuable executives.

The Compensation Committee believes that the amount of severance offered to the Named Executive Officers is not excessive and that the trigger for severance payments, which in all cases is involuntarily termination by the Company without cause or constructive termination due to adverse Company actions, is appropriate and in the best interests of the shareholders. Further, the Compensation Committee believes that the differences in the amount of severance offered among the Named Executive Officers are justified by the scope of each executive’s responsibilities and contributions. Ms. Lapp’s agreement was terminated upon her separation from the Company in June 2013. In connection with Ms. Lapp’s resignation from the Company, she received severance in the form of a lump sum cash payment in the amount of $325,000, a payment of $7,500 for outplacement services, COBRA coverage for one year and the retention of her personal computer. As described under “Executive Severance and Change in Control Agreements,” the Company negotiated and entered into an employment and severance agreement with Mr. Tuttle in June 2013 and with Mr. Zisk in connection with the acquisition of Speed Commerce Corp. in November 2012. Otherwise, no changes were made to the employment and severance agreements in fiscal year 2014.

Accounting and Tax Considerations

None of the compensation or benefits to our executive officer or directors is grossed-up nor is reimbursement otherwise permitted for tax amounts the executive officer or director might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code (the “IRC”).

IRC Section 162(m) prohibits the Company from deducting as compensation expense amounts exceeding $1,000,000 a year for the CEO and the other Named Executive Officers (excluding the CFO) relating to the period during which the compensation is earned, unless the payment of such compensation is based on pre-established, objective performance goals approved by the shareholders. We anticipate that all compensation expense related to realized stock option gains will qualify for deduction under Section 162(m). A portion of executive compensation, however, may be based on significant subjective measures that may cause certain compensation not to be deductible. We intend to consider the impact of IRC Section 162(m) when making future compensation decisions but believe it is important to continue to evaluate the performance of executive officers, in part, on subjective performance measures.

The Company currently has a policy that prohibits any NEO from engaging in any speculative transactions in its Common Stock and from hedging the economic risk of ownership in its Common Stock. The Company does not currently have a “clawback” policy that provides for the clawback of NEO incentive compensation. However, when the SEC adopts final rules regarding the clawback of such incentive compensation, the Board intends to adopt such a policy in accordance with the rules and guidance provided.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Speed Commerce specifically incorporates it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2014. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K for fiscal year 2014.

This report is submitted by the Compensation Committee:

Frederick C. Green IV (Chair)

Bradley J. Shisler

M. David Bryant

RISK ASSESSMENT OF OUR COMPENSATION POLICIES AND PRACTICES

 The Compensation Committee, with the assistance of management, reviews periodically and at least on an annual basis the Company’s compensation policies and programs for all employees for the purpose of assessing the risks associated with compensation.  The Compensation Committee has reviewed the compensation program details, participant information, plan administrative oversight and design features with respect to (i) base salary determination as applicable to our executive officers; (ii) short term incentive pay for director-level employees and above under the annual incentive plan; (iii) short term incentive pay in the form of a quarterly or monthly sales bonus program for a small number of sales employees; and (iv) long term incentive in the form of equity grants to director-level employees and above. The Committee reviewed the strategies that are tied to these compensation practices and identified both the risks inherent in these programs and the following factors that mitigate any such risks to acceptable levels:

●	Appropriate mix between short-term cash compensation and long-term equity grants.

●	Participation in the same annual incentive and long-term equity plans by all director-level and above employees.

●	Maximum payout levels for annual incentive capped at 150% of target.

●	Negative discretion over annual incentive program payouts and sales bonus programs may be exercised.

●	Ranges for annual incentive metrics established to avoid payouts on an “all or nothing” basis.

●	Multi-year and overlapping vesting schedules for long-term equity grants.

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

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Richard S Willis,	2014	450,000	303,749	306,871	-	8,606	1,069,226
President and CEO(5)	2013	350,000	192,500	425,040	100,000	97,251	1,164,791
	2012	237,115	378,000	519,555	-	68,068	1,202,738
Terry J. Tuttle,	2014	300,000	255,001	243,147	-	-	798,148
Chief Financial Officer(6)	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-
Ward O. Thomas,	2014	300,000	89,100	90,016	-	-	479,116
President of Distribution	2013	270,000	51,258	69,629	74,000	4,900	469,787
	2012	270,000	39,500	66,615	-	1,745	377,860
Jeffrey B. Zisk,	2014	325,000	107,250	108,352	-	2,750	543,352
President of Speed Commerce Corp(7)	2013	106,694	-	-	-	-	106,694
	2012	-	-	-	-	-	-
Diane D. Lapp,	2014	98,077	-	-	-	325,000	423,077
Former Chief Financial Officer(8)	2013	255,000	48,410	106,374	-	4,430	414,214
	2012	232,654	86,200	53,292	-	4,105	376,251

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

(2)

The amounts in this column represent the grant date fair value of all stock options awarded in the applicable fiscal year as determined using the Black-Scholes pricing model. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. The assumptions used to arrive at the Black-Scholes value are discussed in Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We recognize the expense for financial reporting purposes over the applicable vesting period.

(3)

The amounts in this column represent the annual incentive paid under our Annual Incentive Plan as discussed in “Compensation Discussion and Analysis.” The amounts listed for fiscal year 2013 were earned for fiscal year 2013 although paid after the end of the 2013 fiscal year. No awards were earned for fiscal year 2014 or fiscal year 2012 under the Annual Management Incentive Plan other than discretionary bonuses that were awarded based on exemplary performance.

(4)

The table below shows the components of this column for fiscal year 2014, which include amounts paid or accrued by the Company in fiscal year 2014 for perquisites, severance, tax gross-ups and Company matching contributions to our 401(k) defined contribution plan.

		Employment	COBRA or Medical	Commuting	Tax Gross-Up on
	401(k) Plan	Termination	Expense	Expense	Commuting Expense
Name	Match	Payments	Reimbursement	Reimbursement	Reimbursement	Total
Richard S Willis	$-	$-	$8,606	$-	$-	$8,606
Terry J. Tuttle	$-	$-	$-	$-	$-	$-
Ward O. Thomas	$-	$-	$-	$-	$-	$-
Jeffrey B. Zisk	$2,750	$-	$-	$-	$-	$2,750
Diane D Lapp	$-	$325,000	$-	$-	$-	$325,000

(5)

Mr. Willis was hired as an executive officer of the Company and appointed President and CEO on September 15, 2011. He continues to serve as a director of the Company but, as of his date of employment, no longer received any additional compensation for his services as a director.

(6)	Mr. Tuttle was hired as the Company’s Chief Financial Officer on June 24, 2013.

(7)

Mr. Zisk became an executive officer and director of the Company on November 20, 2012 in connection with the Company’s acquisition of Speed Commerce Corp. Mr. Zisk receives no additional compensation for his services as a director.

(8)

Ms. Lapp was appointed as an executive officer of the Company and Interim Chief Financial Officer on October 28, 2011. Ms. Lapp was subsequently promoted to Chief Financial Officer on May 25, 2012 and she resigned from the Company in June 2013.

Grants of Plan-Based Awards in Fiscal Year 2014

						All		All
						Other		Other
						Stock		Option
			Estimated			Awards:		Awards:		Exercise	Closing	Grant Date
			Future Payouts Under			Number of		Number of		or Base	Market	Fair Value
			Non-Equity			Shares of		Securities		Price of	Price on	of Stock
			Incentive Plan Awards(2)			Stock or		Underlying		Option	Date of	and Option
	Grant	Approval	Threshold	Units	Awards	Awards		Grant		Awards	Grant	Awards
Name	Date(1)	Date(1)	($)	($)	($)	(#)		(#)		($/Sh)(3)	($/Sh)	($)
Richard S Willis	11/8/2013	10/22/2013				89,338	(4)					303,749
	11/8/2013	10/22/2013						169,570	(5)	3.40	3.43	306,871
			-	360,000	540,000
Terry J. Tuttle	6/24/2013	6/3/2013				60,000	(4)					156,000
	6/24/2013	6/3/2013						100,000	(5)	2.60	2.71	143,130
	11/8/2013	10/22/2013				29,118	(4)					99,001
	11/8/2013	10/22/2013						55,267	(5)	3.40	3.43	100,017
			-	150,000	225,000
Ward O. Thomas	11/8/2013	10/22/2013				26,206	(4)					89,100
	11/8/2013	10/22/2013						49,741	(5)	3.40	3.43	90,016
			-	150,000	225,000
Jeffrey B. Zisk	11/8/2013	10/22/2013				31,544	(4)					107,250
	11/8/2013	10/22/2013						59,873	(5)	3.40	3.43	108,352
			-	162,500	243,750
Diane D. Lapp(6)	---	---		-	-	-		-		-	-	-
			-	-	-

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

(2)

Our Annual Incentive Plan is considered a “non-equity incentive plan.” This column represents the range of awards under the plan possible for fiscal year 2014. The amounts that were actually earned by the Named Executive Officers in fiscal year 2014 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. For fiscal year 2014, each Named Executive Officer’s target award was established as a percentage of base salary. The target award percentages, objectives and other details are set forth in the discussion of “Annual Incentive Compensation” in our “Compensation Discussion and Analysis.”

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

(4)	Restricted stock units were granted in fiscal year 2014 under the 2004 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

(5)	Stock option grants to the Named Executive Officers in fiscal year 2014 under the 2004 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

(6)	Ms. Lapp resigned from the Company in June 2013 and did not receive a grant of any stock options or restricted stock units in fiscal year 2013.

Outstanding Equity Awards at Fiscal Year 2014 Fiscal Year-End

	Option Awards					Stock Awards
								Market
						Number of		Value of
						Shares or		Shares
	Number of	Number of				Units of		or Units
	Securities	Securities				Stock		of Stock
	Underlying	Underlying				That		That
	Unexercised	Unexercised		Option	Option	Have		Have
	Options(#)	Options(#)		Exercise	Expiration	Not		Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(1)
Richard S Willis	50,000	-	(2)	1.95	2/10/2021	-		-
	8,000	4,000	(3)	1.90	3/31/2021	-		-
	275,000	200,000	(4)	1.75	9/14/2021	-		-
	133,334	266,666	(5)	1.75	11/25/2022	-		-
	-	169,570	(6)	3.40	11/7/2023	-		-
	-	-		-	-	100,000	(10)	364,000
	-	-		-	-	73,333	(11)	266,932
	-	-		-	-	89,338	(12)	325,190
Terry J. Tuttle	-	100,000	(7)	2.60	6/23/2023	-		-
	-	55,267	(6)	3.40	11/7/2023	-		-
	-	-		-	-	60,000	(13)	218,400
	-	-		-	-	29,118	(12)	105,990
Ward O. Thomas	50,000	-	(9)	2.52	9/14/2020	-		-
	50,000	25,000	(8)	1.58	11/2/2021	-		-
	35,332	70,664	(5)	1.75	11/25/2022	-		-
	-	49,741	(6)	3.40	11/7/2023	-		-
	-	-		-	-	8,333	(14)	30,332
	-	-		-	-	19,526	(11)	71,075
	-	-		-	-	26,206	(12)	95,390
Jeffrey B. Zisk	-	59,873	(6)	3.40	11/8/2023	-		-
	-	-		-	-	31,544	(12)	114,820
Diane D. Lapp (15)	-	-		-	-	-		-

(1)	Represents the value of the shares of restricted stock units at $3.64 per share, the closing price of our common stock on March 31, 2014, the last trading day of fiscal year 2014.

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

(6)

Stock option granted November 8, 2013 with vesting in three equal annual installments on November 8, 2014, November 8, 2015 and November 8, 2016, conditioned on continued employment through those dates.

(7)	Stock option granted on June 24, 2013 with vesting in three equal installments on June 24, 2014, June 24, 2015 and June 24, 2016, conditioned on continued employment through these dates.

(8)

Stock options granted November 3, 2011 with vesting in three equal annual installments on November 3, 2012, November 3, 2013 and November 3, 2014, conditioned on continued employment through those dates.

(9)

Stock option granted September 15, 2010 with vesting in three equal annual installments on September 15, 2011, September 15, 2012 and September 15, 2013, conditioned on continued employment through those dates.

(10)

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

(12)

Restricted stock unit awards granted November 8, 2013 with vesting in three equal annual installments on November 8, 2014, November 8, 2015 and November 8, 2016, conditioned on continued employment through those dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(13)

Restricted stock unit awards granted June 24, 2013 with vesting in three equal installments on June 24, 2014, June 24, 2015 and June 24, 2016, conditioned on continued employment through these dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(14)

Restricted stock unit awards granted November 3, 2011 with vesting in three equal annual installments on November 3, 2012, November 3, 2013 and November 3, 2014, conditioned on continued employment through those dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(15)

Ms. Lapp resigned from the Company in June 2013. Ms. Lapp has no outstanding equity awards as of the end of fiscal year 2014 as all of Ms. Lapp’s stock options or restricted stock were cancelled or were fully exercised prior to the year end.

Option Exercises and Stock Vested in Fiscal Year 2014

	Option Awards		Stock Awards
	Number of	Value Realized	Number of Shares	Value Realized
Name	Shares Acquired	on Exercise	Acquired	on Vesting
	on Exercise (#)	($)	on Vesting (#)	($)(1)
Richard S Willis(2)	-	-	111,667	421,985
Terry J. Tuttle(3)	-	-	-	-
Ward O. Thomas(4)	-	-	26,430	99,689
Jeffrey B. Zisk(5)	-	-	-	-
Diane D. Lapp(6)	69,333	122,724	-	-

(1)	Amount determined using the closing price of our Common Stock on the vesting date.

(2)

Mr. Willis vested in 36,667 shares of restricted stock units on November 26, 2013 at a price of $3.92 per share and vested in 75,000 shares of restricted stock units on September 15, 2013 at a price of $3.71 per share.

(3)	Mr. Tuttle was hired in June 2013 and therefore did not vest in any shares during fiscal year 2014.

(4)

Mr. Thomas vested in 9,764 shares of restricted stock units on November 26, 2013 at a price of $3.92 per share, vested in 8,333 shares of restricted stock units on November 3, 2013 at a price of $3.66 per share and vested in 8,333 shares of restricted stock units on September 15, 2013 at a price of $3.71 per share.

(5)

Mr. Zisk received Common Stock of the Company that was issued to him on July 2013 and February 2013 in connection with the contingent consideration component for the Speed Commerce Corp. merger, approved by the stockholders on November 20, 2012. Mr. Zisk was then appointed as an officer of the Company in November 2012 and therefore did not receive any grants as compensation for fiscal year 2013.

(6)	Ms. Lapp resigned from the Company in June 2013.

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

Richard S Willis Employment Agreement with Restrictive Covenants

On October 3, 2011, we entered into an Employment Agreement with Restrictive Covenants with Mr. Willis which was consistent with and superseded the terms of the letter agreement between the Company and Mr. Willis dated September 15, 2011. The agreement commenced on September 15, 2011 and expires on September 14, 2014, subject to automatic extension for successive one-year periods unless either party provides 60 days' advance written notice of such party's desire not to renew. During the term of the agreement, Mr. Willis will serve as a director of the Company and have the authority, responsibilities and duties customarily performed by a president and chief executive officer of similar businesses. The agreement provides for a minimum annual base salary of $450,000 and a target bonus opportunity of up to 80% of base salary for each fiscal year of service. Pursuant to the agreement, Mr. Willis was granted a non-qualified stock option covering 475,000 shares of our Common Stock, vesting over three years, and an award of 225,000 restricted stock units, vesting over three years. Mr. Willis is also entitled to reimbursement for reasonable business expenses, paid vacation and participation in benefit plans on the same basis as other key executive officers of the Company. In addition, Mr. Willis will receive reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year, a one-time reimbursement of up to $5,000 for attorney’s fees, and reimbursement, on a tax neutral basis, for reasonable commuting expenses between Texas and Minnesota, including airfare, lodging and local transportation. On February 22, 2012, the Employment Agreement was amended to reflect the desire of Mr. Willis to voluntarily reduce his base salary by $100,000 for the Company’s fiscal year beginning April 1, 2012. Consequently, Mr. Willis’ base salary for the 2013 fiscal year was $350,000, however, the voluntary reduction does not affect the calculation of any earned annual incentive bonus or the calculation of any severance payments calculated using a base salary of $450,000 during the period of the voluntary reduction. For fiscal year 2014, Mr. Willis’ severance payments are calculated using a base salary of $450,000.

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

Executive Severance Agreements for Terry J. Tuttle and Ward O. Thomas

The Company entered into executive severance agreements with Mr. Thomas in August 2010 and with Mr. Tuttle in June 2013. The agreements provide for severance payments in the event that the executive’s employment is terminated Without Cause or by the executive for Good Reason, whether or not a Change in Control Transaction has occurred. Severance payments would equal one times base salary and one times the average amount of bonus earned and paid with respect to the preceding three years. Severance payments would be paid in a lump sum within 30 days after the date of termination. If applicable, severance payments will be offset by any income protection benefits payable during the first 12 months of a qualifying disability under the Company’s group short-term and long-term disability insurance plans. Severance payments require a written release of all claims and agreements by the executive with respect to non-solicitation, confidentiality obligations and assignment of intellectual property rights.

The Company also entered into an amendment to the Executive Severance Agreement of Mr. Thomas, which was effective as of April 2, 2014 (the “Amendment”).  Pursuant to the terms of the Amendment, Mr. Thomas will be entitled to receive, in addition to any other contractually agreed upon payments as set forth in his Executive Severance Agreement, a lump sum payment in the amount of $200,000 in the event that the Company should consummate a sale of its retail distribution business prior to September 30, 2014 (the “Transaction Payment”), he will also be entitled to the accelerated vesting of all unvested stock options and restricted stock units in the event he is terminated by the Company in connection with a sale of the company’s retail distribution business prior to September 30, 2014 (the “Transaction Acceleration”).  Mr. Thomas must also meet certain conditions in order to receive the Transaction Payment and in order for the Transaction Acceleration to occur pursuant to the Amendment.

Jeffrey B. Zisk Employment Agreement

On November 20, 2012, in connection with the closing of the acquisition of SpeedFC, the Company entered into an executive employment agreement with restrictive covenants with Jeffrey B. Zisk. The agreement provides for a base salary of $325,000 and a target bonus opportunity of up to 50% of base salary for each fiscal year of service. The agreement also grants Mr. Zisk the same eligibility to participate in the Company’s Amended and Restated 2004 Stock Plan on the same basis as similarly situated executive officers of the Company in future years, but did not provide for any equity grants in fiscal year 2013. Mr. Zisk is also entitled to reimbursement for reasonable business expenses, paid vacation and participation in benefit plans on the same basis as similarly situated executive officers of the Company. The initial term of the agreement is for five years from November 20, 2012 and will be renewed at-will, unless notice of termination is provided by either party to the other at least 30 days prior to the expiration of the initial term. Thereafter, employment may be terminated by either party upon written notice.

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

 POTENTIAL PAYMENTS UPON TERMINATION

The following table assumes that the respective currently serving Named Executive Officer was terminated on March 31, 2014 Without Cause or terminated for Good Reason and illustrates the payments that each Named Executive Officer would be entitled to under the employment and severance agreements described above. The numbers in the following table do not change if a Change in Control Transaction occurred within the 12 month period prior to March 31, 2014.

			Substitute
	Salary	Benefit	Incentive Plan
	Continuation	Premiums	Payments	Total
Name	($)	($)	($)	($)
Richard S Willis	$900,000	-	$66,666(1)	$966,666
Terry J. Tuttle	$300,000	-	-	$300,000
Ward O. Thomas	$300,000	-	$24,667(2)	$324,667
Jeffrey B. Zisk	$325,000	-	-	$325,000
Diane D. Lapp(2)	$-	-	-	$-

(1)

Represents Mr. Willis’ substitute incentive plan payment calculated as the average of the amounts earned by Mr. Willis for the last three years under the Annual Management Incentive Plan ($0, $100,000, $0).

(2)	Ms. Lapp resigned from the Company in June 2013.

(3)

Represents Mr. Thomas’ substitute incentive plan payment calculated as the average of the amounts earned by Mr. Thomas for the last three years under the Annual Management Incentive Plan ($0, $74,000, $0).

COMPENSATION OF DIRECTORS

Retainer and Meeting Fees

Directors who are Company employees do not receive compensation for their services as directors. During fiscal year 2014, Directors who were not employees of the Company (“Non-employee Directors") each received an annual retainer of $36,000, paid in monthly installments. No additional compensation was paid for meeting attendance. The chairpersons of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee each received an additional annual fee of $5,000 and the Chairman of the Board received an additional annual fee of $15,000. In addition, Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at board and committee meetings.

Equity Compensation

Non-employee Directors also receive equity compensation consisting of an initial stock option grant and annual stock option grants under the terms of the Stock Plan, which has been approved by the shareholders. Each newly elected or appointed Non-employee Director receives an initial non-qualified stock option grant covering 50,000 shares of Common Stock. Each Non-employee Director also receives an annual grant on April 1 of each year, of a non-qualified stock option to purchase 12,000 shares of our Common Stock. All stock option grants to Non-employee Directors are exercisable at the fair market value on the date of the grant and vest one-third per year beginning one year from the grant date and expire on the earlier of (i) ten years from the grant date and (ii) one year after the director ceases to serve. Vesting is accelerated upon the occurrence of a “Change of Control Transaction,” as defined in the Stock Plan. As an exception to the foregoing, the Stock Plan provides that any Non-employee Director who is ineligible to stand for re-election after reaching the Board’s mandatory retirement age of 70 will receive an award of 3,000 shares of restricted stock per year during each of the last two years of such director’s last term in lieu of annual stock option grants for such years. This provision was applicable to Mr. Benson, who will not stand for re-election as a director at the 2014 Annual Meeting because of the mandatory retirement requirement.

In fiscal year 2014, pursuant to the foregoing, Directors Duchelle, Gentz, Bryant, Green, Iverson, and Shisler each received an annual stock option grant covering 12,000 shares of Common Stock on April 1, 2014 at an exercise price of $3.65 per share. Mr. Benson received a grant of 3,000 shares of restricted stock on April 1, 2014. Mr. Duchelle was appointed a director on April 1, 2014 and also received an initial stock option grant covering 50,000 shares of Common Stock on April 1, 2014 at an exercise price of $3.65.

The following table shows compensation information for our Non-employee Directors for fiscal year 2014.

Director Compensation Table for Fiscal Year 2014

	Fees Earned	Stock	Option	All Other	Total
Name(1)	or Paid in Cash	Awards(2)	Awards(3)	Compensation
Keith A. Benson	$37,667	$-	$15,082	$-	$52,748
Monroe David Bryant, Jr.(4)	$36,000	$-	$-	$-	$36,000
Timothy R. Gentz	$56,000	$-	$15,082	$-	$71,082
Frederick C. Green IV	$41,000	$-	$15,082	$-	$56,082
Kathleen P. Iverson	$39,333	$-	$15,082	$-	$54,415
Bradley J. Shisler	$36,000	$-	$15,082	$-	$51,082
Rebecca Lynn Atchison	$15,700	$-	$94,820	$-	$110,520
Tom Weyl	$30,000	$6,930	$-	$-	$36,930
Stephen Duchelle (5)	$-	$-	$-	$-	$-

(1)	Mr. Willis and Mr. Zisk are not included in this table because they are employees of the Company and received no compensation for services as a director.

(2)

The amount in this column represents the grant date fair value of restricted stock awarded in fiscal year 2014 as determined using the opening sale price of our Common Stock on such date. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718.

(3)

The amounts in this column represent the grant date fair value of all stock options awarded in fiscal year 2014 as determined using the Black-Scholes pricing model. The assumptions used to arrive at the Black-Scholes value are discussed in Note 16 to our consolidated financial statements included herein.

As of March 31, 2014, each of the Non-employee Directors then serving had outstanding stock options and restricted stock awards covering the following total amount of shares of our Common Stock: Mr. Benson, 99,000 shares; Mr. Bryant, 62,000 shares; Mr. Gentz, 114,000 shares; Mr. Green, 110,000 shares; Ms. Iverson, 116,000 shares; and Mr. Shisler, 98,000 shares.

(4)	Mr. Bryant was appointed to the Board on November 20, 2012 in connection with the acquisition of Speed Commerce Corp.

(5)	Mr. Duchelle was appointed to the Board on April 1, 2014 and therefore did not receive any payments or grants during fiscal year 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 20, 2014 (except as otherwise noted), by (i) each of our directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of the executive officers and directors as a group, and (iv) each person known to us who beneficially owns more than 5% of the outstanding shares of our Common Stock. The address of each director and executive officer is 1303 Arapaho Road, Suite 200, Richardson, Texas 75081. Percentage computations are based on 65,216,693 shares of our Common Stock outstanding as of June 20, 2014.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, unless otherwise indicated. All figures include shares of Common Stock which are not currently outstanding but are deemed beneficially owned because of the right to acquire shares pursuant to options exercisable and other convertible securities (including restricted stock units) vesting within 60 days of June 20, 2014 and, which are deemed to be outstanding and to be beneficially owned by the person holding such rights for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership
Directors, and Executive Officers	Shares		Percent
R. Lynn Atchison	-	(1)	*
Keith A. Benson	134,800	(2)	*
Monroe David Bryant, Jr.	3,968,361	(2)	6.08%
Stephen Duchelle	-	(3)	*
Timothy R. Gentz	146,677	(2)	*
Frederick C. Green IV	106,000	(2)	*
Kathleen P. Iverson	102,500	(2)	*
Bradley J. Shisler	108,051	(2)	*
Richard S Willis	529,300	(2)	*
Terry J. Tuttle	53,334	(2)	*
Ward O. Thomas	168,432	(2)	*
Jeffrey B. Zisk	11,601,374	(4)	17.79%
Diane D. Lapp	-	(5)	*
All directors and executive officers as a group 11 persons at June 20, 2014	16,918,829	(2)(3)	25.94%
5% Shareholders
Wellington Management Company, LLP	6,914,100	(6)	10.60%
280 Congress Street
Boston, MA 02210
Wellington Trust Company, NA	3,284,126	(7)	5.04%
280 Congress Street
Boston, MA 02210

*	Indicates ownership of less than one percent.

(1)	Ms. Atchison, appointed to the Board in October 2013, does not own any stock options or restricted stock that will vest or be exercisable within 60 days of June 20, 2014.

(2)

Includes shares of Common Stock issuable upon exercise of outstanding options exercisable and restricted stock units vesting within sixty days of June 20, 2014 in the following amounts: Lynn Atchison – 0 shares; Keith A. Benson — 99,000 shares; Timothy R. Gentz — 78,000 shares; Frederick C. Green IV — 74,000 shares; Kathleen P. Iverson — 80,000 shares; Bradley J. Shisler— 45,333 shares; Stephen F. Duchelle – 0 shares; Richard S Willis — 137,000; Diane D. Lapp — 94,333; Ward O. Thomas — 58,333; and all directors and executive officers as a group — 665,999 shares.

(3)

Mr. Duchelle was appointed to the Board on April 1, 2014 and therefore did not receive any grants during fiscal year 2014 and does not own any stock options that will vest or be exercisable within 60 days of June 20, 2014.

(4)	Includes 1,457,117 and 364,323 shares owned by the Jennifer Kate Partnership LP and the Zisk Family Partnership LP, respectively, of which Mr. Zisk has sole voting and dispositive power.

(5)	Ms. Lapp resigned from the Company in June 2013.

(6)

According to the information provided in Schedule 13G/A, filed with the SEC by Wellington Management Group, LLP, in its capacity as an investment advisor (“Wellington Management”), on February 14, 2014, Wellington Management has shared voting power over 4,863,026 shares and has shared dispositive power over 6,914,100 shares of the Company’s common stock.

(7)

According to the information provided in Schedule 13G/A, filed with the SEC by Wellington Trust Company, NA, (“Wellington Trust”), on February 14, 2014, Wellington Management has shared voting power and shared dispositive power over 3,284,126 shares of the Company’s common stock.

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

During fiscal year 2014, no transactions were disclosed to the Audit Committee which required review as related party transactions, and the Audit Committee was not otherwise aware of any such transactions. Our Board of Directors has determined that each of the following current Directors: Atchison, Benson, Bryant, Gentz, Green, Iverson, Shisler, and Duchelle are “independent,” as that term is defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Global Market. Accordingly, each of our directors is independent other than our President and CEO, Mr. Willis, and Mr. Zisk, the President of SpeedFC, and we meet the requirements of the NASDAQ Marketplace Rule that requires a majority of independent directors. The independent directors meet regularly, generally before or after each regularly scheduled Board meeting without the presence of the CEO. Mr. Willis was similarly determined to be independent prior to his appointment as the Company’s President and CEO.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal year 2014 and fiscal year 2013 by Grant Thornton LLP, our independent registered public accounting firm for both years.

	Fiscal Year 2014	Fiscal Year 2013
Audit Fees (1)	$599,651	$437,683
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees Billed	$599,651	$437,683

(1)

“Audit Fees” consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q during those fiscal years, and services provided in connection with various registration statements, comfort letters, and the review and attestation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

(2)

“Audit-Related Fees” consists of fees billed for assurance and related services in the fiscal years ended March 31, 2014 and 2013 that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no fees for this category in fiscal year 2014 and fiscal year 2013.

(3)	“Tax Fees” consists of fees billed for services rendered in connection with tax compliance, tax advice and tax planning. There were no fees for this category in fiscal year 2014 and fiscal year 2013.

(4)	“All Other Fees” consists of fees billed for products and services that do not meet the above category descriptions. There were no fees for this category in fiscal year 2014 and fiscal year 2013.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services and is subject to a specific budget. Management is required to seek pre-approval of services that will exceed the budget or for services that are not detailed in an existing pre-approval request. The Chair of the Audit Committee is delegated the authority to pre-approve certain services between regularly scheduled meetings. Management is required to report quarterly to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2014, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report –

(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:

	(i)	Reports of Independent Registered Public Accounting Firm.

	(ii)	Consolidated Balance Sheets as of March 31, 2014 and 2013.

	(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2014, 2013 and 2012

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2014, 2013 and 2012

	(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

	(vi)	Notes to Consolidated Financial Statements

(2)	Exhibit Listing

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
2.1	Partnership Interest Purchase Agreement by and among Navarre CP, LLC, Navarre CS, LLC, and Navarre CLP, LLC, and FUNimation GP, LLC, Anime LP Holdings, LLC and FUNimation LP, LLC dated March 31, 2011		8-K		2.1	4/5/2011

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	4/13/2006

3.2	Navarre Corporation Second Amended and Restated Bylaws		8-K		3.1	3/12/2012

3.3	Amendment to Articles of Incorporation filed with the Minnesota Secretary of State		8-K		3.1	9/9/2013

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	4/13/2006

10.1*	Navarre Corporation Amended and Restated 1992 Stock Option Plan		10-K	3/31/2002	10.3	7/1/2002

10.2*	2003 Amendment to 1992 Stock Option Plan		S-8		99.1	9/23/2003

10.3*	Form of Individual Stock Option Agreement under 1992 Stock Option Plan		S-1		10.4	9/3/1993

10.4*	Navarre Corporation Amended and Restated 2004 Stock Plan, as amended September 13, 2007 (but only as to the addition of 1,500,000 shares available for issuance)		S-8		4	2/22/2006

10.5*	Amendment No. 2 to Amended and Restated 2004 Stock Plan		DEF14A		A	7/28/2009

10.6*	Form of Employee Stock Option Agreement under 2004 Stock Plan	10-K	3/31/2005	10.58	6/14/2005

10.7*	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan	10-K	3/31/2005	10.59	6/14/2005

10.8*	Form of Employee Restricted Stock Agreement under 2004 Stock Plan	8-K		10.2	4/4/2006

10.9*	Form of Director Restricted Stock Agreement under 2004 Stock Plan	8-K		10.3	4/4/2006

10.10*	Form of Employee Nonqualified Stock Option Agreement under 2004 Stock Plan	8-K		10.2	9/19/2011

10.11*	Form of TSR Stock Unit Agreement under 2004 Stock Plan	8-K		10.4	4/4/2006

10.12*	Form of Performance Stock Unit Agreement under 2004 Stock Plan	8-K		10.5	4/4/2006

10.13*	Form of Restricted Stock Unit Agreement under 2004 Stock Plan	10-Q	09/31/07	10.1	11/8/2007

10.14*	Executive Employment Agreement with Restrictive Covenants dated October 3, 2011 between the Company and Richard S Willis	8-K/A		10.1	10/6/2011

10.15*	Amendment to Executive Employment Agreement with Restrictive Covenants dated February 22, 2012 between the Company and Richard S Willis	8-K/A		10.1	2/23/2012

10.16*	Executive Severance Agreement dated June 24, 2013 between the Company and Terry J. Tuttle	8-K		10.1	6/26/2013

10.17*	Executive Severance Agreement dated August 12, 2010 between the Company and Ward Thomas	8-K		10.1	8/13/2010

10.18*	First Amendment to Executive Severance Agreement dated April 4, 2014 between the Company and Ward Thomas	8-K		10.1	4/4/2014

10.19*	Underwriting Agreement dated September 26, 2013 between the Company and Stifel, Nicolaus & Company, Incorporated	8-K		1.1	9/26/2013

10.20*	Fiscal Year 2012 Annual Management Incentive Plan	10-K	3/31/2011	10.59	6/9/2011

10.21*	Fiscal Year 2013 Annual Management Incentive Plan	8-K		10.1	4/4/2012

10.22*	Fiscal Year 2014 Annual Management Incentive Plan	8-K		10.1	6/14/2013

10.23	Office/Warehouse Lease dated April 1, 1998 between the Company and Cambridge Apartments, Inc.	10-K	3/31/1999	10.6	6/29/1999

10.24	Amendment dated September 27, 2001 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-Q	6/30/2003	10.9.1	8/14/2003

10.25	Agreement of Reciprocal Easements, Covenants, Conditions and Restrictions dated June 16, 2003	10-Q	6/30/2003	10.9.3	8/14/2003

10.26	Amendment dated July 14, 2003 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-Q	6/30/2003	10.9.2	8/14/2003

10.27	Form of Amendment dated February 23, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	3/31/2004	10.48	6/29/2004

10.28	Form of Amendment dated June 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	3/31/2004	10.49	6/29/2004

10.29	Addendum dated May 27, 2004 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	3/31/2004	10.51	6/29/2004

10.30	Addendum dated November 12, 2009 to Office/Warehouse Lease between the Company and Cambridge Apartments, Inc.	10-K	3/31/2010	10.39	6/11/2010

10.31	Amendment dated March 21, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-K	3/31/2004	10.5	6/29/2004

10.32	Amendment dated November 23, 2004 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-Q	12/31/2004	10.1	2/14/2005

10.33	Amendment dated February 2, 2006 to Office/Warehouse Lease between the Company and Airport One Limited Partnership	10-Q	12/31/2005	10.1	2/9/2006

10.34	Office Lease dated October 8, 2004 between Encore Software, Inc. and Kilroy Realty, L.P.	10-Q	9/30/2004	10.57	11/15/2004

10.35	Amendment dated December 29, 2004 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.	10-Q	12/31/2004	10.3	2/14/2005

10.36	Addendum dated April 29, 2010 to Office Lease between Encore Software, Inc. and Kilroy Realty, L.P.	10-K	3/31/2010	10.46	6/11/2010

10.37	Office/Warehouse Lease dated November 19, 2009 between the Company and Orlando Corporation	10-K	3/31/2010	10.47	6/11/2010

10.38	Consent to Assignment dated March 1, 2010 of Office/Warehouse Lease between the Company, Navarre Distribution Services ULC and Orlando Corporation	10-K	3/31/2010	10.48	6/11/2010

10.39	Form of Credit Agreement dated November 12, 2009 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	8-K		10.1	11/13/2009

10.40	Consent and Amendment No. 1 to Credit Agreement dated April 29, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	10-K	3/31/2010	10.69	6/11/2010

10.41	Consent and Amendment No. 2 to Credit Agreement dated May 17, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	8-K		10.2	5/17/2010

10.42	Form of Amendment No 5. to Credit Agreement dated December 29, 2011 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	1/5/2012

10.43	Form of Amendment No. 6 to Credit Agreement dated February 3, 2012 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	2/3/2012

10.44	Consent and Amendment No. 7 to Credit Agreement dated May 17, 2010 among the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	11/21/2012

10.45	Consent and Amendment No. 8 to Credit Agreement dated June 28, 2013 among the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	6/28/2013

10.46	Consent and Amendment No. 9 to Credit Agreement dated November 22, 2013	8-K		10.1

10.47	Purchase Agreement dated June 2, 2014 between the Company and the Investors	8-K		10.1	6/3/2014

10.48	Agreement and Plan of Merger dated September 27, 2012 between the Company and SpeedFC Equityholders	8-K		2.1	9/28/2012

10.49	Amendment No.1 to the Agreement and Plan of Merger dated October 29, 2012 between the Company and SpeedFC Equityholders	8-K		2.1	10/29/2012

10.50	Amendment No. 2 to Agreement and Plan of Merger dated June 26, 2013	8-K		2.1	6/27/2013

10.51	Form of Registration Rights Agreement by and among Navarre Corporation and the SFC Equityholders	8-K		10.1	9/28/2012

10.52*	Form of Employment Agreement by and between Navarre Corporation and Jeffrey B. Zisk	8-K		10.2	9/28/2012

14.1	Navarre Corporation Code of Business Conduct and Ethics		10-K	3/31/2004	14.1	6/29/2004

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	X

24.1	Power of Attorney, contained on signature page	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

99.1	Unaudited pro forma condensed consolidated balance sheets of Navarre Corporation as of December 31, 2010, and the unaudited pro forma condensed consolidated statements of operations of Navarre Corporation for the nine months ended December 31, 2010, and the fiscal years ended March 31, 2010, 2009 and 2008		8-K/A		99.2	4/6/2011

99.2	Financial Statements of Business Acquired: Report of Independent Registered Public Accounting Firm; Consolidated balance sheets as of December 31, 2011 and 2010, and related consolidated statements of operations, changes in stockholders' equity and cash flows		8-K/A		99.1	1/25/2013

99.3	Financial Statements of Business Acquired: Consolidated balance sheet as of September 30, 2012, and related consolidated statement of operation for the three and nine months ended September 30, 2012 and September 30, 2011 and cash flows for the nine months ended September 30, 2012 and September 30, 2011		8-K/A		99.2	1/25/2013

99.4	Pro Forma Financial Information: Unaudited pro forma condensed combined consolidated balance sheet as of September 30, 2012, and statements of operations for the six months ended September 30, 2012 and the year ended March 31, 2012		8-K/A		99.3	1/25/2013

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation	X

101.DEF**	XBRL Taxonomy Extension Definition	X

101.LAB**	XBRL Taxonomy Extension Labels	X

101.PRE**	XBRL Taxonomy Extension Presentation	X

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

Speed Commerce, Inc.
(Registrant)

June 23, 2014	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

June 23, 2014	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S Willis and Terry J. Tuttle, or either of them, as his/her true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Richard S Willis	President and Chief Executive Officer and Director	June 23, 2014
Richard S Willis	(principal executive officer)

/s/ Terry J. Tuttle	Chief Financial Officer	June 23, 2014
Terry J. Tuttle	(principal financial and accounting officer)

/s/ Timothy R. Gentz	Chairman of the Board	June 23, 2014
Timothy R. Gentz

/s/ Rebecca Lynn Atchison	Director	June 23, 2014
Rebecca Lynn Atchison

/s/ Monroe David Bryant, Jr.	Director	June 23, 2014
Monroe David Bryant, Jr.

/s/ Stephen F. Duchelle	Director	June 23, 2014
Stephen F. Duchelle

/s/ Fredrick C. Green IV	Director	June 23, 2014
Fredrick C Green IV

/s/ Kathleen P. Iverson	Director	June 23, 2014
Kathleen P. Iverson

/s/ Bradley J. Shisler	Director	June 23, 2014
Bradley J. Shisler

/s/ Jeffrey B. Zisk	Director	June 23, 2014
Jeffrey B. Zisk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Speed Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Speed Commerce, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speed Commerce, Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 23, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Dallas, Texas

June 23, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Speed Commerce, Inc.

We have audited the internal control over financial reporting of Speed Commerce, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2014, and our report dated June 23, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Dallas, Texas

June 23, 2014

SPEED COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	March 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13	$91
Accounts receivable, net	18,527	14,899
Prepaid expenses	1,000	609
Deferred costs	1,708	483
Assets of discontinued operations	102,278	104,964
Total current assets	123,526	121,046
Property and equipment, net	15,409	8,625
Other assets:
Intangible assets, net	19,596	21,720
Goodwill	30,665	31,484
Assets of discontinued operations	7,578	11,448
Other assets	5,914	1,968
Total assets	$202,688	$196,291
Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$38,362	$23,884
Accounts payable	12,683	11,134
Accrued expenses	1,730	1,924
Deferred payment obligation short-term - acquisition	1,104	1,082
Deferred share obligation - acquisition	-	388
Liabilities related to assets of discontinued operations	88,388	98,743
Other liabilities — short-term	4,279	1,364
Total current liabilities	146,546	138,519
Long-term liabilities:
Deferred payment obligation long-term - acquisition	1,380	1,901
Deferred tax liabilities - long term	1,288	1,279
Liabilities related to assets of discontinued operations	7	699
Other liabilities — long-term	2,072	210
Total liabilities	151,293	142,608
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 65,208,193 at March 31, 2014 and 56,238,236 at March 31, 2013	213,354	189,515
Accumulated deficit	(162,734)	(136,168)
Accumulated other comprehensive income	775	336
Total shareholders’ equity	51,395	53,683
Total liabilities and shareholders’ equity	$202,688	$196,291

See accompanying notes to consolidated financial statements.

 SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years ended March 31,
	2014	2013	2012
Net revenue	$107,079	$54,500	$7,778
Cost of revenue	88,972	44,734	6,640
Gross profit	18,107	9,766	1,138
Operating expenses:
Selling and marketing	2,692	1,621	1,076
General and administrative	12,512	11,093	7,942
Information technology	2,780	1,059	-
Depreciation and amortization	5,848	1,101	1,002
Total operating expenses	23,832	14,874	10,020
Loss from operations	(5,725)	(5,108)	(8,882)
Other income (expense):
Interest expense, net	(1,859)	(1,017)	(962)
Other income (expense), net	5	(98)	(134)
Loss from continuing operations, before income tax	(7,579)	(6,223)	(9,978)
Income tax expense from continuing operations	(290)	(11,699)	(11,124)
Net loss from continuing operations	(7,869)	(17,922)	(21,102)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(18,697)	6,125	(13,198)
Net loss	$(26,566)	$(11,797)	$(34,300)
Basic earnings (loss) per common share:
Continuing operations	$(0.13)	$(0.41)	$(0.57)
Discontinued operations	(0.31)	0.14	(0.36)
Net loss	$(0.44)	$(0.27)	$(0.93)
Diluted earnings (loss) per common share:
Continuing operations	$(0.13)	$(0.41)	$(0.57)
Discontinued operations	(0.31)	0.14	(0.36)
Net loss	$(0.44)	$(0.27)	$(0.93)
Weighted average shares outstanding:
Basic	60,775	43,529	36,877
Diluted	60,775	43,529	36,877
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	439	345	(164)
Comprehensive loss	$(26,127)	$(11,452)	$(34,464)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2011	36,577,605	$162,997	$(90,071)	$155	$73,081
Net shares issued upon exercise of stock options and for restricted stock	534,738	28	-	-	28
Share based compensation	-	1,171	-	-	1,171
Net loss	-	-	(34,300)	-	(34,300)
Unrealized loss on foreign exchange rate translation	-	-	-	(164)	(164)
Balance at March 31, 2012	37,112,343	164,196	(124,371)	(9)	39,816
Net shares issued upon exercise of stock options and for restricted stock	260,610	90	-	-	90
Share based compensation	-	983	-	-	983
Common stock issued - SCC Acquisition	18,865,283	24,246	-	-	24,246
Net loss	-	-	(11,797)	-	(11,797)
Unrealized income on foreign exchange rate translation	-	-	-	345	345
Balance at March 31, 2013	56,238,236	189,515	(136,168)	336	53,683
Net shares issued upon exercise of stock options and for restricted stock	379,921	338	-	-	338
Share based compensation	-	1,326	-	-	1,326
Common stock issued - SCC Acquisition	590,036	388	-	-	388
Net loss	-	-	(26,566)	-	(26,566)
Unrealized income on foreign exchange rate translation	-	-	-	439	439
Equity offering	8,000,000	21,787	-	-	21,787
Balance at March 31, 2014	65,208,193	$213,354	$(162,734)	$775	$51,395

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended March 31,
	2014	2013	2012
Operating activities:
Net loss	$(26,566)	$(11,797)	$(34,300)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations, net of tax	18,697	(6,125)	13,198
Depreciation and amortization	5,848	1,101	1,002
Amortization of debt acquisition costs	323	196	482
Share-based compensation expense	1,043	793	803
Deferred income taxes	9	10,660	10,726
Other	-	249	(120)
Changes in operating assets and liabilities, net of acquisition	(3,346)	(5,424)	(1,884)
Operating activities from discontinued operations, net	(21,127)	4,105	(13,478)
Net cash used in operating activities	(25,119)	(6,242)	(23,571)
Investing activities:
Proceeds from sale of FUNimation	-	-	22,537
Cash proceeds (paid) related to acquisition	319	(22,120)	-
Purchases of property, equipment and software, net	(10,508)	(1,960)	-
Investing activities from discontinued operations, net	(1,357)	(1,877)	(2,107)
Net cash provided by (used in) investing activities	(11,546)	(25,957)	20,430
Financing activities:
Proceeds from revolving line of credit	135,458	173,555	39,471
Payments on revolving line of credit	(120,980)	(149,671)	(39,471)
Proceeds from equity offering	21,787	-	-
Debt acquisition costs	(35)	(762)	(185)
Other	338	90	136
Financing activities from discontinued operatings, net	19	3,478	8,790
Net cash provided by financing activities	36,587	26,690	8,741
Net increase (decrease) in cash and cash equivalents	(78)	(5,509)	5,600
Cash and cash equivalents at beginning of period	91	5,600	-
Cash and cash equivalents at end of period	$13	$91	$5,600

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 1 Business Description

Speed Commerce, Inc. (the “Company” or “Speed Commerce”), a Minnesota corporation formed in 1983, is a provider of web platform development and hosting, customer care, fulfillment, order management, logistics and call center capabilities for clients. The Company is headquartered in Dallas, Texas, with operational support in Mexico, and has fulfillment centers in Columbus, Ohio and Dallas, Texas.

On March 31, 2014, the Company announced that it has commenced the process of divesting its legacy Distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented.

On September 9, 2013, the Company amended Article I (the “Amendment”) of its Amended and Restated Articles of Incorporation in order to change its name from Navarre Corporation and our NASDAQ ticker symbol was changed from "NAVR" to "SPDC".

In April 2013, the Company announced the consolidation of operating facilities and processes and relocation certain corporate functions from Minneapolis, MN operations to Dallas facility. The relocation was completed by March 31, 2014.

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

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Speed Commerce and its wholly-owned subsidiaries (collectively referred to herein as the “Company”). All inter-company accounts and transactions have been eliminated in consolidation. The results of operations, assets and liabilities of distribution business segment for all periods are classified as discontinued operations.

Segment Reporting

 As a result of the presentation of Distribution business as discontinued operations, we only have one reportable segment as of March 31, 2014.

Fiscal Year

References in these footnotes to fiscal 2014, 2013 and 2012 represent the twelve months ended March 31, 2014, March 31, 2013 and March 31, 2012, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable, goodwill, intangible assets, and the adequacy of certain accrued liabilities and reserves. Actual results could differ from these estimates.

Reclassifications

The Company has reclassified prior period amounts to conform to the current period’s presentation as discontinued operations in the consolidated financial statements for all periods presented.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities approximates fair value at March 31, 2014 and March 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1), contingent payment obligation (Level 3, Note 3) and contingent common stock obligation (Level 3, Note 3).

The following table provides a reconciliation of the beginning and ending balances for the obligation liabilities measured at fair value using significant unobservable inputs (Level 3)

Due to Seller
Balance at March 31, 2013	$3,371
Increase related to acquisition (Note 3)	-
Payment of contingent obligation	(887)
Change in fair value	-
Balance at March 31, 2014	$2,484

Nonrecurring Fair Value Measurements

The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value of all assets and liabilities. Non-financial assets such as goodwill, intangible assets, software development costs and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of our goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable.

Cash and Cash Equivalents

The Company considers short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The balances in cash accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded, using the straight-line method over estimated useful lives, ranging from one to ten years. Depreciation is computed using the straight-line method for leasehold improvements over the shorter of the lease term or the estimated useful life. Estimated useful lives by major asset categories are generally as follows:

Asset	Life in Years
Furniture and fixtures		7
Office equipment		10
Computer equipment	3	-	6
Warehouse equipment	5	-	10
Leasehold improvements	1	-	10

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. We evaluate impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value.

Intangible Assets

Intangible assets include trademarks, developed technology, customer relationships, and a domain name. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from three to eight years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss is generally recognized when the carrying amount of an asset exceeds the estimated fair value of the asset. Fair value is generally determined using a discounted cash flow analysis.

Trademarks are deemed to have indefinite lives and are evaluated for impairment annually.

Software acquired or developed for internal-use is deferred and capitalized during application development stage and is amortized on a straight-line basis over its useful life between three and five years.

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

Revenue Recognition

Revenue for the Company is recognized based on terms of service within the customer contract. A portion of the Company’s service revenue arrangements include upfront service elements, such as web implementation and migration, and recurring service elements such as web site support, e-commerce fulfillment services and additional services. The Company does not earn or receive any commissions from its customers. Fees related to upfront contract services, such as web site implementation and migration, are deferred and recognized ratably over the expected term of the relationship with the customer, beginning when delivery of recurring services has occurred. Costs associated with the upfront contract fees are deferred and recognized consistent with the recognition of revenues. Recurring contract service elements are charged based on the number of transactions processed and recognized as the services are performed as measured by the volume of orders completed. We record all taxes imposed directly on revenue-producing transactions on a gross basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent trade receivables from customers when we have invoiced for services and we have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance, the current economic environment and historical credit trends. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectability based on the information considered and further deterioration of accounts.

Shipping Costs

Shipping costs incurred by the e-commerce and fulfillments services related to providing logistical services are classified in cost of sales.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents with one financial institution, which management believes has a high credit standing. To manage credit risk related to accounts receivable, the Company evaluates the allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

Stock-Based Compensation

The Company has a stock-based compensation plan for officers, non-employee directors and key employees. The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company’s common stock is purchased by the optionee upon the exercise of stock options, and restricted stock awards are settled in shares of the Company’s common stock.

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

	Years ended March 31,
	2014	2013	2012
Numerator:
Net loss from continuing operations	$(7,869)	$(17,922)	$(21,102)
Income (loss) from discontinued operations, net of tax	(18,697)	6,125	(13,198)
Net loss	$(26,566)	$(11,797)	$(34,300)
Denominator:
Denominator for basic loss per share — weighted average shares	60,775	43,529	36,877
Denominator for diluted loss per share — weighted-average shares	60,775	43,529	36,877
Basic earnings (loss) per common share
Continuing operations	$(0.13)	$(0.41)	$(0.57)
Discontinued operations	(0.31)	0.14	(0.36)
Net income (loss)	$(0.44)	$(0.27)	$(0.93)
Diluted earnings (loss) per common share
Continuing operations	$(0.13)	$(0.41)	$(0.57)
Discontinued operations	(0.31)	0.14	(0.36)
Net income (loss)	$(0.44)	$(0.27)	$(0.93)

Due to the Company’s net loss for the years ended March 31, 2014, 2013 and 2012, diluted loss per share from continuing operations excludes 1.8 million, 2.6 million and 2.8 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Transition and Transaction Plan

During April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the Company's determination to close its Minneapolis, MN distribution facility; the leasing of expanded distribution and fulfillment facilities in Columbus, OH and the leasing of new offices in Dallas, TX; and the transition of certain corporate functions from Minneapolis to Dallas. The Company completed these initiatives in fiscal year 2014 and incurred $20.2 million of which $9.0 million is included as part of loss on discontinued operations in transition and transaction costs during the fiscal 2014. In addition, the Company recognized within loss on discontinued operations $4.5 million related exit costs, related to the unexpired lease terms of its Minneapolis, MN distribution facility as asset impairments in fiscal 2014.

Recent Accounting Pronouncements

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

Note 3 Acquisition

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

The goodwill of $30.6 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and SCC. All goodwill was assigned to the Company’s SCC reporting unit which is included in the E-commerce and Fulfillment Services and is not deductible for tax purposes. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed with the SEC.

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
$52,271

Net revenue of SCC, included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended March 31, 2014 was $87.0 million.  SCC provided operating income of $1.9 million to the consolidated Company’s operating income for the year ended March 31, 2013.

Acquisition-related costs (included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss)) for the year ended March 31, 2013 were $3.5 million.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of SCC had been completed as of the beginning of fiscal 2012. The unaudited pro forma presentation below does not include any impact of transaction costs or synergies.

	Years ended March 31,
	2013	2012
Net sales	$97,608	$60,794
Cost of sales	80,364	50,899
Gross profit	17,244	9,895
Operating expenses	15,540	16,767
Income from operations	$1,704	$(6,872)

 Note 4 Discontinued Operations

On March 31, 2014, the Company announced that it has commenced the process of divesting its legacy Distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The transaction is expected to close by the second quarter of fiscal year 2015. During fiscal 2014, the Company adjusted the estimated carrying value of the assets and liabilities of discontinued operations by $2.2 million to reflect fair value measurements. In addition, the assets and liabilities associated with the discontinued operations are classified as Assets of discontinued operations and Liabilities related to assets of discontinued operations, as appropriate, in the consolidated balance sheets.

The following table provides the components of Discontinued operations:

	Years ended March 31,
	2014	2013	2012
Net revenue	$391,237	$430,795	$473,047
Cost of revenue	359,554	388,501	429,678
Total operating expenses	50,353	36,032	57,119
Pre-tax income (loss) from discontinued operations	(18,670)	6,262	(13,750)
Income tax benefit (expense)	(27)	(137)	552
Income (loss) from discontinued operations, net of tax	$(18,697)	$6,125	$(13,198)

The following table provides the components of Assets of discontinued operations and Liabilities related to assets of discontinued operations:

	March 31, 2014	March 31, 2013
Accounts receivable, net	$67,494	$68,597
Inventories	33,386	34,197
Prepaid expenses	1,398	2,170
Property and equipment, net	3,181	5,460
Software development costs, net	574	-
Goodwill and Intangible assets	-	1,009
Non-current prepaid royalties	3,261	3,966
Other non-current assets	562	1,013
Assets of discontinued operations	$109,856	$116,412
Current liabilities	$88,388	$98,743
Other long-term liabilities	7	699
Liabilities related to assets of discontinued operations	$88,395	$99,442

Note 5 Supplemental Cash Flow Information

For the years ended March 31, 2014, 2013 and 2012, net cash paid for income taxes was $448,000, $202,000 and $2,000, respectively.  For the years ended March 31, 2014, 2013, and 2012, net cash paid for interest was $1.7 million, $710,000, and $566,000, respectively.

The following table provides the components of Changes in operating assets and liabilities, net of acquisition:

	March 31, 2014	March 31, 2013	March 31, 2012
Accounts receivable	$(3,628)	$(297)	$(2,488)
Prepaid expenses	(391)	643	114
Income taxes receivable	-	13	(13)
Other assets	(5,459)	(1,298)	(88)
Accounts payable	1,549	2,641	(68)
Income taxes payable	-	-	(37)
Accrued expenses and other liabilities	4,583	(7,126)	696
Changes in operating assets and liabilities, net of acquisition	$(3,346)	$(5,424)	$(1,884)

Note 6 Goodwill and Intangible Assets

Goodwill

     The Company performs an impairment test of goodwill annually, or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. The goodwill as of March 31, 2014 was created in the SCC acquisition and was re-evaluated as of March 31, 2014 based upon the Company’s planned divestiture of the Distribution business. Certain factors may result in the need to perform an impairment test other than annually, including significant underperformance of the Company's business relative to expected operating results, significant adverse economic and industry trends, and a decision to divest an individual business within a reporting unit.

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

The Company estimates the fair value using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Based on management’s qualitative assessment, the Company concluded that no potential impairment existed during year ended March 31, 2014.

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, three years for customer list and seven years for the domain name and are valued as follows (in thousands):

	As of March 31, 2014			As of March 31, 2013
	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
	amount	amortization		amount	amortization
Developed technology	$4,170	$(1,483)	$2,687	$4,170	$(370)	$3,800
Customer relationships	14,490	(1,485)	13,005	14,490	(307)	14,183
Domain name	135	(19)	116	135	-	135
Internal-use software	244	(46)	198	13	(1)	12
Trademarks (not amortized)	3,590	-	3,590	3,590	-	3,590
	$22,629	$(3,033)	$19,596	$22,398	$(678)	$21,720

Aggregate amortization expense for the years ended March 31, 2014, 2013 and 2012 was $2.4 million, $0.7 million and zero, respectively. The following is a schedule of estimated future amortization expense (in thousands):

2015	$3,459
2016	3,948
2017	3,149
2018	2,146
2019	1,501
Thereafter	1,803
Total	$16,006

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	March 31, 2014	March 31, 2013
Debt issuance costs	$2,771	$2,736
Less: accumulated amortization	(1,848)	(1,525)
Debt issuance costs, net	$923	$1,211

Amortization expense was $323,000, $199,000 and $482,000 for the years ended March 31, 2014, 2013 and 2012, respectively and was included in interest expense. During fiscal 2014 and 2013, the Company incurred $35,000 and $762,000, respectively of debt issuance costs related to amendments to the Company’s Credit Facility.

Note 7 Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31, 2014	March 31, 2013
Prepaid maintenance and licenses	$450	$210
Other prepaid expenses	550	399
Total prepaid expenses	$1,000	$609

Note 8 Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2014	March 31, 2013
Furniture and fixtures	$27	$-
Computer and office equipment	5,561	3,155
Warehouse equipment	10,464	4,303
Leasehold improvements	826	173
Construction in progress	2,851	1,975
Total	19,729	9,606
Less: accumulated depreciation and amortization	4,320	981
Net property and equipment	$15,409	$8,625

Depreciation and amortization expense was $3.3 million, $1.0 million and $1.0 million for the years ended March 31, 2014, 2013 and 2012, respectively.

Net long-lived assets held were $14.6 million and $7.4 million in the United States, and $391,000 and $104,000 in Mexico at March 31, 2014 and 2013, respectively.

Note 9 Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	March 31, 2013
Compensation and benefits	$1,135	$1,433
Accrued interest	158	99
Other	437	392
Total	$1,730	$1,924

Note 10 401(k) Plan

The Company has a defined contribution 401(k) profit-sharing plan for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers substantially all full-time and part-time employees. Employees are entitled to make tax deferred contributions of up to 100% of their eligible compensation, subject to annual IRS limitations. The Company may contribute a discretionary amount on an annual basis. The Company’s discretionary contributions charged to expense were $0, $0 and $80,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The Company’s matching contributions vest over three years.

The Company’s discretionary contributions charged to expense reclassified as discontinued operations were $0, $0 and $43,000 for the years ended March 31, 2014, 2013 and 2012, respectively.

Note 11 Commitments and Contingencies

 Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense including discontinued operations was $5.4 million, $2.8 million and $2.5 million for the years ended March 31, 2014, 2013 and 2012, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2014 (in thousands):

2015	$5,145
2016	6,216
2017	6,351
2018	5,423
2019	4,573
Thereafter	15,688
Total	$43,396

Guarantee

On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $2.3 million and $2.9 million at March 31, 2014 and 2013, respectively. Therefore, at March 31, 2014 and 2013, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of March 31, 2014 and 2013, respectively as not probable or estimable.

Note 12 Capital Leases

The Company leases certain equipment under noncancelable capital leases. At March 31, 2014 and 2013, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2014	March 31, 2013
Computer and office equipment	$234	$193
Less: accumulated amortization	85	101
Net property and equipment	$149	$92

Amortization expense for the years ended March 31, 2014, 2013 and 2012 was $69,000, $82,000 and $87,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease Commitments
Year ending March 31:
2015	$80
2016	78
2017	12
2018	-
Total minimum lease payments	$170
Less: amounts representing interest at rates ranging from 5.0% to 9.563%	12
Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $58 and $99, respectively.	$158

Note 13 Bank Financing and Debt

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

On June 2, 2014, the Company, together with its subsidiaries, entered into a Waiver and Amendment Agreement with Wells Fargo Capital Finance, LLC (the “Waiver and Amendment”). The Waiver and Amendment amended the Credit Facility to provide for, among other things, each of the following: (i) the consent of Wells Fargo to the Series C Preferred Stock financing; (ii) the waiver of certain defaults under the Credit Facility; (iii) the modification to the maximum revolver amount to $30.0 million; (iv) the amendment to certain provisions of the Credit Facility that determine the Company’s borrowing availability under the Credit Facility, and (v) the provision of a release in favor of Wells Fargo Capital Finance, LLC.

The Credit Facility is secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, calls for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at the Company’s discretion.

At March 31, 2014 and 2013 the Company had $38.4 million and $23.9 million, respectively, outstanding on the Credit Facility. Amounts available under the Credit Facility are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. At March 31, 2014, the Company had $76,000 of excess availability at the time but the Company was not in compliance with a covenant in the Credit Facility that required it maintain excess availability of at least $5 million. Pursuant to the Waiver and Amendment agreement, proceeds from the Series C Preferred offering were used to create availability under the Credit Facility. This event of default was subsequently waived by Wells Fargo pursuant to the Waiver and Amendment. Based on the Credit Facility’s borrowing base and other requirements the Company had excess availability of $19.9 million at March 31, 2013, respectively.

In association with, and per the terms of the Credit Facility, the Company also pays and has paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.17% and 4.38% at March 31, 2014 and 2013, respectively. Such interest amounts have been, and continue to be, payable monthly.

Under the Credit Facility, the Company is required to meet certain financial and non-financial covenants. The financial covenants include a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges and a minimum borrowing base availability requirement. At March 21, 2014, we were in compliance with all covenants under the Credit Facility, as amended as of June 2, 2014.

Letters of Credit

  On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $2.3 million and $2.9 million at March 31, 2014 and 2013, respectively. Therefore, at March 31, 2014 and 2013, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 14 Income Taxes

The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Years ended March 31,
	2014	2013	2012
Income (loss) before income taxes
United States	$(7,759)	$(6,340)	$(9,978)
International	180	117	-
	$(7,579)	$(6,223)	$(9,978)

	Years ended March 31,
	2014	2013	2012
Current
Federal	$28	$(112)	$(157)
Foreign	54	35	-
State	91	110	66
Deferred	(2,432)	(1,233)	(2,620)
Valuation allowance	2,549	12,899	13,835
Tax expense	$290	$11,699	$11,124

 A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows:

	Years ended March 31,
	2014	2013	2012
Expected federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax effect	0.5	0.4	0.7
Valuation allowance	(33.6)	(207.1)	(138.7)
Permanent differences	(0.4)	(7.6)	(0.3)
Return to provision	(1.5)	(6.1)	(8.2)
Rate change	0.2	(0.1)	-
Other	(3.0)	(1.4)	1.0
Effective tax rate (continuing operations)	(3.8)%	(187.9)%	(111.5)%

The change in the effective tax rate from fiscal 2013 to fiscal 2014 is principally attributable to the fact that the Company recorded a full valuation allowance against its deferred tax assets, described below, in fiscal 2013. The change in the effective tax rate from fiscal 2012 to fiscal 2013 is principally attributable to the fact that the Company had a loss before taxes of $6.2 million in fiscal 2013 compared to a loss before taxes of $10.0 million in fiscal 2012 for continuing operations.

For the year ended March 31, 2014 the Company recorded income tax expense from discontinued operations of $27,000. The effective tax rate applied to discontinued operations for the year ended March 31, 2014 was (0.1%).

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2014 and 2013 are as follows (in thousands):

	Years ended March 31,
	2014	2013
Deferred tax assets
Collectability reserves	$158	$1,389
Reserve for inventory write-off	606	474
Reserve for sales discounts	179	116
Accrued vacations	41	39
Inventory — uniform capitalization	273	132
Net operating loss carryforward	37,743	30,663
Stock based compensation	895	626
Book/tax intangibles amortization	-	-
Other	3,252	3,624
Total deferred tax assets	43,147	37,063

Deferred tax liabilities
Book/tax depreciation	(1,292)	(2,899)
Book/tax intangibles amortization	(3,672)	(5,135)
Net deferred tax assets (liabilities)	38,183	29,029
Valuation allowance	(39,462)	(30,308)
Total deferred tax asset (liability), net	$(1,279)	$(1,279)

At March 31, 2014 and 2013, the Company had federal net operating loss carryforwards of $100.8 million and $82.8 million, respectively, which will begin to expire in 2029. The Company had foreign tax credit carryforwards of $413,000 at both March 31, 2014 and 2013, which will begin to expire in 2016.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2014 and March 31, 2013, the Company had a net deferred tax asset position before valuation allowance of $38.2 million and $29.0 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $39.5 million and $30.3 million has been recorded as of March 31, 2014 and March 31, 2013.

The Company does not consider any foreign earnings as permanently reinvested in foreign jurisdictions and records deferred tax liabilities for temporary differences related to its foreign operations.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of March 31, 2014, interest accrued was $182,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $555,000. During fiscal 2014, $140,000 of UTB’s were reversed. As of March 31, 2013, interest accrued was $152,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $499,000.

The Company’s U.S. federal income tax returns for tax years ending in 2011 and 2013 remain subject to examination by tax authorities. The Company’s Canadian income tax return for tax years ending in 2004 through 2013 remain subject to examination by tax authorities The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2015.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Years ended March 31,
	2014	2013
Income taxes payable, beginning of period	$1,085	$1,061
Gross increases related to prior year tax positions	139	123
Gross increases related to current year tax positions	41	41
Decrease related to statute of limitations lapses	(140)	(140)
Income taxes payable, end of period	$1,125	$1,085

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

Note 15 Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. No preferred shares are issued or outstanding.

On June 3, 2014, the Company closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share and related warrants, for an aggregate purchase price of $10 million. The net proceeds of the offering will be used to pay down indebtedness and for general corporate purposes.

In October 2013, the Company issued 8,000,000 shares of its common stock at a price of $3.00 per share in public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million.

The Company did not repurchase any shares during the years ended March 31, 2014, 2013 or 2012.

Note 16 Share-Based Compensation

The Company has equity compensation plans: the Speed Commerce 1992 Stock Option Plan and the Speed Commerce 2004 Stock Plan (collectively, “the Plans”). The 2004 Plan provides for equity awards, including stock options, restricted stock and restricted stock units. Eligible participants under the 2004 Plan are all employees (including officers and directors), non-employee directors, consultants and independent contractors. The 1992 Plan expired on July 1, 2006, and no further grants are allowed under this Plan, however, there are 18,500 outstanding options under this Plan as of March 31, 2014.

Equity Compensation Plans

The Company currently grants stock options, restricted stock and restricted stock units under an equity compensation plan. The Company adopted the 2004 Stock Plan to attract and retain eligible persons to perform services for the Company. Eligible recipients include all employees, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 7.5 million shares of common stock have been authorized and reserved for issuance under the 2004 Stock Plan. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders. The 2004 Stock Plan terminates in September 2014. There were approximately 1.7 million shares available for future grant under the 2004 Stock Plan at March 31, 2014.

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

In each fiscal 2014, 2013 and 2012, each director who is not an employee of the Company was granted an option to purchase 12,000 shares of common stock under the 2004 Stock Plan on April 1 of the applicable fiscal year, with an exercise price equal to fair market value. One newly appointed non-employee director was granted an option to purchase 50,000 shares of common stock in fiscal 2014. These options are designated as non-qualified stock options. Each option granted prior to September 15, 2005, vests in five annual increments of 20% of the original option grant beginning one year from the date of grant and expires on the earlier of (i) six years from the date of the grant, and (ii) one year after the person ceases to serve as a director. Each option granted on or after September 15, 2005, vests in three annual increments of 33 1/3% of the original option grant beginning one year from the date of grant, expires on the earlier of (i) ten years from the date of grant, and (ii) one year after the person ceases to serve as a director, and provides for the acceleration of vesting if the person ceases to serve as a director as a result of the Company’s mandatory director retirement policy.

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

Stock Options

A summary of the Company’s stock option activity as of March 31, 2014 as follows:

	Year ended March 31, 2014
	Number of options	Weighted average exercise price
Options outstanding, beginning of period	2,904,061	$1.93
Granted	841,511	3.25
Exercised	(206,674)	1.70
Forfeited or expired	(379,159)	2.11
Options outstanding, end of period	3,159,739	$2.28
Options exercisable, end of period	1,433,077	$2.04
Shares available for future grant, end of period	1,697,000

The weighted average fair value of options granted during the year ended March 31, 2014, 2013 and 2012 was $1.6 million, $1.3 million and $1.1 million, respectively, and the total fair value of options exercisable was $1.8 million at March 31, 2014. The weighted average remaining contractual term for options outstanding was 7.8 years and for options exercisable was 6.6 years at March 31, 2014.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.64 as of March 31, 2014, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2014, 2013 and 2012 was $440,000, $82,000 and $362,000, respectively. The aggregate intrinsic value for options outstanding was $4.4 million and for options exercisable was $2.4 million at March 31, 2014. The aggregate intrinsic value for options outstanding was $1.4 million and for options exercisable was $399,000 at March 31, 2013. The aggregate intrinsic value for options outstanding was $235,000 and for options exercisable was $132,000 at March 31, 2012.

As of March 31, 2014, total compensation cost related to non-vested stock options not yet recognized was $2.4 million, which is expected to be recognized over the next 1.2 years on a weighted-average basis.

During the years ended March 31, 2014, 2013 and 2012, the Company received cash from the exercise of stock options totaling $338,000, $90,000 and $27,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the years ended March 31, 2014, 2013 or 2012.

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

A summary of the Company’s restricted stock activity as of March 31, 2014 as follows:

	Year ended March 31, 2014
	Shares	Weighted average grant date fair value
Unvested, beginning of period	574,865	$1.73
Granted	434,640	3.35
Vested	(194,338)	1.75
Forfeited	(113,198)	1.76
Unvested, end of period	701,969	$2.72

The total fair value of restricted stock awards granted during the year ended March 31, 2014 was $1.5 million.

The total fair value of restricted stock awards vested during the years ended March 31, 2014, 2013 and 2012 was approximately $340,000, $240,000 and $719,000, respectively.

As of March 31, 2014, total compensation cost related to non-vested restricted stock awards not yet recognized was $1.8 million which is expected to be recognized over the next 1.3 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the years ended March 31, 2014, 2013 or 2012.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the years ended March 31, 2014, 2013 and 2012 were calculated using the following assumptions:

	Year Ended March 31, 2014			Year Ended March 31, 2013			Year Ended March 31, 2012
Expected life (in years)		5.0		5.0	-	6.5	5.0	-	6.5
Expected volatility	60.8	-	65.4%	64.3	-	70.1%		68%
Risk-free interest rate	0.76	-	1.55%	0.62	-	1.25%	0.80	-	2.24%
Expected dividend yield		0.0%			0.0%			0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company’s stock historical volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 4.63% during each of the years ended March 31, 2014, 2013 and 2012.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures for the years ended March 31, 2014, 2013 and 2012 was $1.0 million, $793,000 and $803,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures reclassified as discontinued operations were $284,000, $190,000 and $368,000 for the years ended March 31, 2014, 2013 and 2012 was, respectively.

Note 17 Related Party Transactions

Employment/Severance Agreements

On April 6, 2011, the Board of Directors of the Company terminated the employment of the President and Chief Executive Officer, Cary L. Deacon. The Company recognized approximately $1.4 million in expense during fiscal 2012, which was paid in fiscal 2012, related to severance costs arising out of the termination of Mr. Deacon’s employment.

Note 18 Major Customers and Vendors

The Company has two major customers who accounted for 36.2% of consolidated net sales from continuing operations for fiscal 2014 and 33.3% for fiscal 2013. Accounts receivable from these two customers totaled $3.6 million and $3.4 million at March 31, 2014 and 2013, respectively.

The Company has two major vendors who accounted for approximately $34.8 million in net sales in the fiscal years ended March 31, 2014.

Note 19 Quarterly Data — Seasonality (Unaudited)

The Company’s quarterly operating results fluctuate significantly and will likely do so in the future as a result of seasonal variations of our clients’ products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Traditionally, the Company’s third quarter (October 1-December 31) has accounted for its largest quarterly revenue figures and a substantial portion of its earnings. The Company’s third quarter accounted for 30.4% and 39.2% of its net revenues for the years ended March 31, 2014 and 2013, respectively.

The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the years ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2014	June 30	September 30	December 31	March 31
Net revenue	$22,016	$28,562	$32,576	$23,925
Operating loss	(706)	(967)	(2,503)	(1,549)
Net loss	(3,836)	(2,700)	(1,048)	(18,982)
Basic loss per common share	$(0.07)	$(0.05)	$(0.02)	$(0.30)
Diluted loss per common share	$(0.07)	$(0.05)	$(0.02)	$(0.30)

	Quarter Ended
Fiscal Year 2013	June 30	September 30	December 31	March 31
Net revenue	$4,448	$7,251	$21,366	$21,435
Operating income (loss)	(1,670)	(1,251)	(1,123)	(1,064)
Net income (loss)	(382)	1,125	2,007	(14,513)
Basic loss per common share	$(0.01)	$0.03	$0.04	$(0.26)
Diluted loss per common share	$(0.01)	$0.03	$0.04	$(0.26)