Form 10-Q
period 2014-06-30
Speed Commerce, Inc.
filed 2014-08-08
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 6, 2014
Common Stock, No Par Value	65,434,029 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$-	$13
Accounts receivable, net	15,956	18,527
Prepaid expenses	1,416	1,000
Deferred costs	3,238	1,708
Assets of discontinued operations	87,875	102,278
Total current assets	108,485	123,526
Property and equipment, net	16,742	15,409
Other assets:
Intangible assets, net	18,902	19,596
Goodwill	30,665	30,665
Assets of discontinued operations	7,305	7,578
Other assets	7,952	5,914
Total assets	$190,051	$202,688
Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$18,100	$38,362
Accounts payable	9,636	12,683
Accrued expenses	2,934	1,730
Deferred payment obligation short-term - acquisition	1,104	1,104
Liabilities related to assets of discontinued operations	95,761	88,388
Other liabilities — short-term	7,926	4,279
Total current liabilities	135,461	146,546
Long-term liabilities:
Deferred payment obligation long-term - acquisition	1,104	1,380
Deferred tax liabilities - long term	1,558	1,288
Liabilities related to assets of discontinued operations	98	7
Other liabilities — long-term	2,633	2,072
Total liabilities	140,854	151,293
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 3,333,333 at June 30, 2014 and zero at March 31, 2014	5,126	-
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 65,297,357 at June 30, 2014 and 65,208,193 at March 31, 2014	216,912	213,354
Accumulated deficit	(173,517)	(162,734)
Accumulated other comprehensive income	676	775
Total shareholders’ equity	49,197	51,395
Total liabilities and shareholders’ equity	$190,051	$202,688

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net revenue	$22,060	$22,016
Cost of revenue	17,341	16,011
Gross profit	4,719	6,005
Operating expenses:
Selling and marketing	1,002	562
General and administrative	3,808	4,176
Information technology	844	659
Depreciation and amortization	1,769	1,314
Total operating expenses	7,423	6,711
Loss from operations	(2,704)	(706)
Other income (expense):
Interest expense, net	(541)	(380)
Other income (expense), net	(125)	10
Loss from continuing operations, before income tax	(3,370)	(1,076)
Income tax expense from continuing operations	(54)	(19)
Net loss from continuing operations	(3,424)	(1,095)
Discontinued operations:
Loss from discontinued operations, net of tax	(7,359)	(2,756)
Net loss	$(10,783)	$(3,851)
Basic loss per common share:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	(0.11)	(0.05)
Net loss	$(0.16)	$(0.07)
Diluted loss per common share:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	(0.11)	(0.05)
Net loss	$(0.16)	$(0.07)
Weighted average shares outstanding:
Basic	65,217	56,241
Diluted	65,217	56,241
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	(99)	124
Comprehensive loss	$(10,882)	$(3,727)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	(Loss)	Equity
Balance at March 31, 2014	-	-	65,208,193	213,354	(162,734)	775	51,395
Net shares issued upon exercise of stock options and for restricted stock	-	-	89,164	100	-	-	100
Share based compensation	-	-	-	440	-	-	440
Issuance of convertible preferred stock, Series C	3,333,333	4,665	-	3,533	-	-	8,198
Accretion of convertible preferred stock, Series C	-	461	-	(461)	-	-	-
Dividend for convertible preferred stock, Series C dividends	-	-	-	(54)	-	-	(54)
Net loss	-	-	-	-	(10,783)	-	(10,783)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(99)	(99)
Balance at June 30, 2014	3,333,333	$5,126	65,297,357	$216,912	$(173,517)	$676	$49,197

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(10,783)	$(3,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	7,359	2,756
Depreciation and amortization	1,769	1,314
Amortization of debt acquisition costs	81	81
Share-based compensation expense	358	240
Deferred income taxes	270	(21)
Other	-	41
Changes in operating assets and liabilities	(859)	(4,624)
Operating activities from discontinued operations, net	14,796	13,162
Net cash provided by operating activities	12,991	9,098
Investing activities:
Cash proceeds related to acquisition	-	837
Purchases of property, equipment and software, net	(2,408)	(607)
Investing activities from discontinued operations, net	(32)	(47)
Net cash provided by (used in) investing activities	(2,440)	183
Financing activities:
Proceeds from revolving line of credit	55,969	26,412
Payments on revolving line of credit	(76,231)	(37,800)
Proceeds from equity offering	9,928	-
Other	(230)	5
Financing activities from discontinued operatings, net	-	2,015
Net cash used in financing activities	(10,564)	(9,368)
Net decrease in cash and cash equivalents	(13)	(87)
Cash and cash equivalents at beginning of period	13	91
Cash and cash equivalents at end of period	$-	$4

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 1 Organization and Basis of Presentation

Speed Commerce, Inc. (the “Company” or “Speed Commerce”), a Minnesota corporation formed in 1983, is a provider of web platform development and hosting, customer care, fulfillment, order management, logistics and call center capabilities for clients.

On March 31, 2014, the Company announced that it had commenced the process of divesting its legacy Distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The transaction was completed in second quarter of fiscal 2015.

The accompanying unaudited consolidated financial statements of Speed Commerce have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

All inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014.

Significant accounting policies

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Note 2 Discontinued Operations

On March 31, 2014, the Company announced that it had commenced the process of divesting its legacy Distribution business segment, which is engaged in the retail distribution of computer software and consumer electronics and accessories. The distribution business segment is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The transaction was completed in second quarter of fiscal year 2015. At March 31, 2014, the Company adjusted the estimated carrying value of the assets and liabilities of discontinued operations by $2.2 million to reflect fair value measurements. In addition, the assets and liabilities associated with the discontinued operations are classified as Assets of discontinued operations and Liabilities related to assets of discontinued operations, as appropriate, in the consolidated balance sheets.

The following table provides the components of Discontinued operations (unaudited):

	Three Months ended June 30,
	2014	2013
Net revenue	$69,267	$75,716
Cost of revenue	67,269	70,173
Total operating expenses	9,354	8,284
Pre-tax loss from discontinued operations	(7,356)	(2,741)
Income tax expense	(3)	(15)
Loss from discontinued operations, net of tax	$(7,359)	$(2,756)

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The following table provides the components of Assets of discontinued operations and Liabilities related to assets of discontinued operations:

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Accounts receivable, net	$54,218	$67,494
Inventories	32,438	33,386
Prepaid expenses	1,219	1,398
Property and equipment, net	3,177	3,181
Software development costs, net	606	574
Non-current prepaid royalties	3,378	3,261
Other non-current assets	144	562
Assets of discontinued operations	$95,180	$109,856
Current liabilities	$95,761	$88,388
Other liabilities	98	7
Liabilities related to assets of discontinued operations	$95,859	$88,395

Note 3 Supplemental Cash Flow Information

For the three months ended June 30, 2014 and 2013, net cash paid for income taxes was $24,000 and $134,000, respectively.  For the three months ended June 30, 2014 and 2013, net cash paid for interest was $555,000 and $259,000, respectively.

The following table provides the components of Changes in operating assets and liabilities, net of acquisition (unaudited):

	Three Months Ended June 30,
	2014	2013
Accounts receivable	$2,571	$(1,702)
Prepaid expenses	(416)	(430)
Other assets	(3,649)	(1,302)
Accounts payable	(3,047)	(2,205)
Accrued expenses and other liabilities	3,682	1,015
Changes in operating assets and liabilities	$(859)	$(4,624)

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 4 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	June 30, 2014			March 31, 2014
	(Unaudited)			(Audited)
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Developed technology	$4,170	$(1,761)	$2,409	$4,170	$(1,483)	$2,687
Customer relationships	14,490	(2,007)	12,483	14,490	(1,485)	13,005
Domain name	135	(20)	115	135	(19)	116
Internal-use software	379	(74)	305	244	(46)	198
Trademarks (not amortized)	3,590	-	3,590	3,590	-	3,590
	$22,764	$(3,862)	$18,902	$22,629	$(3,033)	$19,596

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Debt issuance costs	$2,822	$2,771
Less: accumulated amortization	(1,929)	(1,848)
Debt issuance costs, net	$893	$923

Note 5 Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Furniture and fixtures	$58	$27
Computer and office equipment	6,020	5,561
Warehouse equipment	11,007	10,464
Leasehold improvements	1,123	826
Construction in progress	3,703	2,851
Total	21,911	19,729
Less: accumulated depreciation and amortization	5,169	4,320
Net property and equipment	$16,742	$15,409

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 6 Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Compensation and benefits	$1,208	$1,135
Accrued interest	60	158
Other	1,666	437
Total accrued expenses	$2,934	$1,730

Note 7 Commitments and Contingencies

Litigation and Proceedings

In the normal course of business, the Company is involved in a number of litigation/arbitration and administrative/regulatory matters that are incidental to the operation of the Company’s business. These proceedings generally include, among other things, various matters with regard to products distributed by the Company and services provided by the Company, disagreements regarding ownership of intellectual property, the payment of amounts owed by the Company to third parties, and the collection of accounts receivable owed to the Company.

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of June 30, 2014 and March 31, 2014, respectively as not probable or estimable.

Note 8 Bank Financing and Debt

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC as agent and lender, and a participating lender. On December 29, 2011, the Credit Facility was amended to reduce the revolving credit facility limit to $50.0 million, provide for an additional $20.0 million under the Credit Facility under certain circumstances and extend the maturity date to December 29, 2016. On November 20, 2012, the Credit Facility was amended to provide for the acquisition of Speed Commerce Corp. (“SCC”), eliminate the additional $20.0 million available under the Credit Facility and extend the maturity date to November 20, 2017. The Credit Facility was again amended on June 28, 2013 in order to modify the Company’s limitations on capital expenditures under the Credit Facility and to make certain adjustments to the definition of “EBITDA”, in connection with the final earn-out calculations related to the acquisition of SCC.

On June 2, 2014, the Company, together with its subsidiaries, entered into a Waiver and Amendment Agreement with Wells Fargo Capital Finance, LLC (the “Waiver and Amendment”). The Waiver and Amendment amended the Credit Facility to provide for, among other things, each of the following: (i) the consent of Wells Fargo to the Series C Preferred Stock financing; (ii) the waiver of certain defaults under the Credit Facility; (iii) the modification to the maximum revolver amount to $30.0 million; (iv) the amendment to certain provisions of the Credit Facility that determined the Company’s borrowing availability under the Credit Facility, and (v) the provision of a release in favor of Wells Fargo Capital Finance, LLC.

At June 30, 2014 and March 31, 2014 the Company had $18.1 million and $38.4 million, respectively, outstanding on the Credit Facility. On July 9, 2014, the Credit Facility was repaid in full and replaced by the Term Loan facility described below. The amount available under the Credit Facility was subject to a borrowing base formula. At March 31, 2014, the Company had $76,000 of excess availability at the time but the Company was not in compliance with a covenant in the Credit Facility that required that it maintain excess availability of at least $5 million. This event of default was subsequently waived by Wells Fargo pursuant to the Waiver and Amendment.

The Credit Facility was secured by a first priority security interest in all of the Company’s assets, as well as the capital stock of its subsidiary companies. Additionally, the Credit Facility, as amended, called for monthly interest payments at the bank’s base rate (as defined in the Credit Facility) plus 1.75%, or LIBOR plus 2.75%, at the Company’s discretion. In association with, and per the terms of the Credit Facility, the Company also paid certain facility and agent fees. Weighted-average interest on the Credit Facility was 5.12% and 5.17% at June 30, 2014 and March 31, 2014, respectively.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Under the Credit Facility, the Company was required to meet certain financial and non-financial covenants. The financial covenants included a variety of financial metrics that are used to determine the Company’s overall financial stability as well as limitations on capital expenditures, a minimum ratio of EBITDA to fixed charges and a minimum borrowing base availability requirement.

Term Loan

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with various lenders and Garrison Loan Agency Services, LLC (“Garrison”) acting as agent (the “Term Loan”). Upon the closing of the Term Loan, $35 million was funded to the Company, less certain fees and costs (the “Closing Date Loans”). An additional $15 million delayed draw term loan is available to the Company under the Term Loan, which can be drawn prior to January 1, 2016, if the Company is in compliance with certain obligations under the Term Loan (the “Delayed Draw Loan”). The principal amount of all loans provided under the Term Loan will be amortized at 2.5% annually, with the remaining principal balance being due and payable on July 9, 2019.

The Closing Date Loans bear a blended interest rate that is roughly equal to the LIBOR rate, plus 5.5%, except upon an event of default. The Delayed Draw Loan, if drawn, would bear an interest rate at the LIBOR rate, plus 5.5%, except upon an event of default. The LIBOR rate for all loans under the Term Loan is subject to a minimum level of 1.0%. Funds provided under the Term Loan, together with funds received in connection with the sale of the Company's retail distribution and software publishing business, were used to repay the Company’s previous line of credit with Wells Fargo Capital Finance LLC, which was terminated in connection with the entry into the Term Loan.

Letters of Credit

  On April 14, 2011, the Company was released from a lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, prompt payments are not made under this office lease by the tenant. No claims have been made against this financial instrument. There was no indication that the tenant under that office lease would not be able to pay the required future lease payments totaling $2.1 million and $2.3 million at June 30, 2014 and March 31, 2014, respectively. Therefore, at June 30, 2014 and March 31, 2014, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

Note 9 Income Taxes

For the three months ended June 30, 2014, the Company recorded income tax expense from continuing operations of $54,000, compared to income tax expense from continuing operations of $19,000 for the three months ended June 30, 2013. The effective income tax rate applied to continuing operations for the three months ended June 30, 2014 was a negative 1.6%, compared to a negative 1.8% for the three months ended June 30, 2013.

For the three months ended June 30, 2014, the Company recorded income tax expense from discontinued operations of $3,000, compared to income tax expense from discontinued operations of $15,000 for the three months ended June 30, 2013. The effective income tax rate applied to discontinued operations for the three months ended June 30, 2014 was a negative 0.1%, compared to a negative 0.6% for the three months ended June 30, 2013.

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

As of June 30, 2014 and March 31, 2014, the Company had , a valuation allowance of $43.1 million and $39.5 million has been recorded to offset net deferred tax assets of $41.8 million and $38.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

As of June 30, 2014 and March 31, 2014, the Company provided for a liability of $1.2 million and $1.1 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2015.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 10 Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2014	2013
Numerator:
Net loss from continuing operations	$(3,424)	$(1,095)
Dividend for convertible preferred stock, Series C dividends	(54)	-
Loss from discontinued operations, net of tax	(7,359)	(2,756)
Net loss attributable to common shareholders	$(10,837)	$(3,851)
Denominator:
Denominator for basic loss per share — weighted average shares	65,217	56,241
Denominator for diluted loss per share — weighted-average shares	65,217	56,241
Basic loss per common share
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	(0.11)	(0.05)
Net loss	$(0.16)	$(0.07)
Diluted loss per common share
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	(0.11)	(0.05)
Net loss	$(0.16)	$(0.07)

Due to the Company’s net loss for the three months ended June 30, 2014 and 2013, diluted loss per share excludes 2.0 million and 2.0 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the Series C preferred stock and warrants as their inclusion would have been anti-dilutive for the three months ended June 30, 2014.

Note 11 Subsequent Events

On July 9, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wynit Distribution, LLC, together with certain of its subsidiaries (collectively, the “Buyers”). Under the Purchase Agreement, the Buyers purchased substantially all of the assets of the Company’s retail distribution and software publishing business on July 9, 2014. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain transitional services.

The total consideration under the Purchase Agreement (the “Purchase Price”) was $15 million. Pursuant to the Purchase Agreement, $5 million of the Purchase Price was paid to the Company in cash. Up to an additional $10 million is payable to the Company under a promissory note (the “Promissory Note”) that is secured by all of Buyer’s assets. The Company’s security interest in the Buyer’s assets is subordinated to the Buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction. The Promissory Note amount will be reduced if certain amounts are payable by the Company to Buyer in connection with certain post-closing adjustments to the Purchase Price. Potential adjustments include, among other things, a working capital adjustment and an adjustment in connection with the repurchase of certain uncollectible accounts receivable. The Purchase Agreement contains customary representations and warranties and indemnification obligations.

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

Our clients include retailers with brand names such as Justice, Dress Barn, Yankee Candle, and Warby Parker.  In June 2014, we launched our E-commerce solution with Huawei U.S. consumer business group. In fiscal 2014, we entered into separate agreements with The Army & Air Force Exchange Service and Navy Exchange Service Command to build and maintain fully integrated, E-commerce platforms as well as provide a variety of fulfillment and call center related services.

We offer an end-to-end outsourcing solution to our clients allowing them to have a single point of contact and integration for their E-commerce business and logistics management. We offer a flexible suite of services that allow us to customize our solutions and services to the needs of each client. The services to be provided and service levels for each client are defined by the terms of the written contract with each client. While we maintain client inventory at our distribution centers, we do not own any of our clients’ inventory. Our earned revenue is based upon transaction fees earned from the services performed in accordance with the contract provisions. Recurring contract service elements are charged based upon the number of transactions processed and recognized as the services are performed. Upfront costs to onboard a client, including web site development, are deferred and recognized over the expected life of the relationship with the client.

Recent Events

On July 9, 2014, the Company entered into an Asset Purchase Agreement with Wynit Distribution, LLC to sell substantially all of the assets of the Company’s legacy retail distribution business segment. The total consideration received for the distribution segment is $15 million. Pursuant to the Asset Purchase Agreement, $5 million of the purchase price was paid in cash and up to an additional $10 million is payable to the Company under a promissory note (the “Promissory Note”) that is secured by all of Buyer’s assets. The Company’s security interest in the buyer’s assets is subordinated to the buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction. The Promissory Note will be reduced if certain amounts are payable by the Company to buyer in connection with certain post-closing adjustments to the Purchase Price. Potential adjustments include, among other things, a working capital adjustment and an adjustment in connection with the repurchase of certain uncollectible accounts receivable. In connection with the sale, the Company and the buyer also entered into a transition services agreement to provide one another with certain transitional services. The distribution business segment has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with various lenders and Garrison Loan Agency Services, LLC. Upon the closing of the Term Loan, $35 million was funded to the Company, less certain fees and costs. An additional $15 million delayed draw term loan is available to the Company under the Term Loan, which can be drawn prior to January 1, 2016. The principal amount of all loans provided under the Term Loan will be amortized at 2.5% annually, with the remaining principal balance being due and payable on July 9, 2019. The Term Loan replaces the prior asset-based revolving credit facility with Wells Fargo Capital Finance, LLC.

On June 3, 2014 Speed Commerce closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million. The net proceeds of the offering were used to pay down indebtedness and for general corporate purposes.

In June 2014, we announced the launch of SARA X, a pre-configured accelerator for Oracle Commerce.  SARA X is targeted to midsize e-commerce retailers as a lower cost e-commerce platform that can be launched quickly. SARA X is pre-configured with features and functionality generally found in e-commerce web sites with a fully customizable "look & feel" to represent the retailer's brand.

Working Capital and Capital Resources

Historically, our distribution business required significant levels of working capital primarily to finance accounts receivable and inventories. In addition, we have invested in variety of growth initiatives for our E-commerce business including expansion of our Ohio fulfillment center, automated sortation equipment, and significant upfront new client deployment efforts.

At June 30, 2014 and March 31, 2014 we had $18.1 million and $38.4 million, respectively, on our revolving credit facility the “Credit Facility”) with Wells Fargo Capital Finance, LLC as agent and lender, and a participating lender.   Amounts available under the Credit Facility were subject to a borrowing base formula. At March 31, 2014, we had $76,000 of excess availability at the time but we were not in compliance with a covenant in the Credit Facility that required that we maintain excess availability of at least $5 million. This event of default was subsequently waived by Wells Fargo.

On June 2, 2014, the Company, together with its subsidiaries, entered into a Waiver and Amendment Agreement with Wells Fargo Capital Finance, LLC (the “Waiver and Amendment”). The Waiver and Amendment amended the Credit Facility to provide for, among other things, each of the following: (i) the consent of Wells Fargo to the Series C Preferred Stock financing; (ii) the waiver of certain defaults under the Credit Facility; (iii) the modification to the maximum revolver amount to $30.0 million; (iv) the amendment to certain provisions of the Credit Facility that determined the Company’s borrowing availability under the Credit Facility, and (v) the provision of a release in favor of Wells Fargo Capital Finance, LLC.

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with various lenders and Garrison Loan Agency Services, LLC. Upon the closing of the Term Loan, $35 million was funded to the Company, less certain fees and costs. An additional $15 million delayed draw term loan is available to the Company under the Term Loan, which can be drawn prior to January 1, 2016. The principal amount of all loans provided under the Term Loan will be amortized at 2.5% annually, with the remaining principal balance being due and payable on July 9, 2019. Funds provided under the Term Loan, together with funds received in connection with the sale of the Company’s retail distribution and software publishing business, were used to repay the Company’s previous line of credit with Wells Fargo Capital Finance LLC, which was terminated in connection with the entry into the Term Loan.

Funds provided under the Term Loan, together with funds received in connection with the sale of the Company’s retail distribution and software publishing business, were used to repay the Company’s previous line of credit with Wells Fargo Capital Finance LLC, which was terminated in connection with the entry into the Term Loan.

Funds provided under the delayed draw term loan would be available to the Company for use in connection with permitted acquisitions, as defined in the agreement, and to pay costs and expenses in connection therewith or, with the prior written approval of Garrison, for permitted capital expenditures or other corporate purposes. The Term Loan is secured by a first priority security interest in substantially all of the Company’s assets.

The Term Loan contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison or the lenders under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, including our relocation, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business and decreased sales could adversely affect our results of operations;

●	the divestiture of our distribution business could result in post-transaction payments and adjustments;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	our service fee revenue and gross margin are dependent upon transaction volume, which volume may differ from our projections;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●	the expected benefits of our acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2014 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2014.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended June 30,
	2014		2013
Net revenue	$22,060	100.0%	$22,016	100.0%
Cost of revenue	17,341	78.6	16,011	72.7
Gross profit	4,719	21.4	6,005	27.3
Operating Expenses:
Selling and marketing	1,002	4.5	562	2.6
General and administrative	3,808	17.3	4,176	19.0
Information technology	844	3.8	659	3.0
Depreciation and amortization	1,769	8.0	1,314	6.0
Total operating expenses	7,423	33.6	6,711	30.6
Loss from operations	(2,704)	(12.2)	(706)	(3.3)
Interest expense, net	(541)	(2.5)	(380)	(1.7)
Other income (expense), net	(125)	(0.6)	10	-
Loss from continuing operations, before income tax	(3,370)	(15.3)	(1,076)	(5.0)
Income tax expense from continuing operations	(54)	(0.2)	(19)	(0.1)
Net loss from continuing operations	(3,424)	(15.5)	(1,095)	(5.1)
Discontinued operations:
Loss from discontinued operations, net of tax	(7,359)	(33.4)	(2,756)	(12.5)
Net loss	$(10,783)	(48.9)%	$(3,851)	(17.6)%

Results from Continuing Operations

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net Revenue

Net revenue was $22.1 million for the three months ended June 30, 2014 compared to $22.0 million for the three months ended June 30, 2013, an increase of $0.1 million, or 0.5%. The increase was primarily due to an increase in management-commerce solution services offset by decreased in third party logistics services.

Cost of Revenue

Cost of revenue was $17.3 million for the three months ended June 30, 2014 compared to $16.0 million for the three months ended June 30, 2013, an increase of $1.3 million, or 8.1%. The increase was primarily due to an increase in labor costs and related support costs for our customer care and fulfillment center facilities as we expanded for new client launches scheduled for the second and third quarter of fiscal year 2015.

Operating Expenses

Selling and marketing expenses were $1.0 million for the three months ended June 30, 2014 compared to $0.6 million for the three months ended June 30, 2013, an increase of $0.4 million, or 66.7%. The increase was primarily attributable to personnel growth in the sales team and marketing programs for the introduction of SARA X.

General and administrative expenses were $3.8 million for the three months ended June 30, 2014 compared to $4.2 million for the three months ended June 30, 2013, a decrease of $0.4 million, or 9.5%. The decrease was primarily due to a decrease in transaction and transition costs resulting from integration. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $0.8 million for the three months ended June 30, 2014 compared to $0.7 million for the three months ended June 30, 2013, an increase of $0.1 million or 14.3%. The increase was primarily attributable to personnel growth in IT infrastructure and support for new client launches scheduled for fiscal 2015.

Depreciation and amortization expenses were $1.8 million for the three months ended June 30, 2014 compared to $1.3 million for the three months ended June 30, 2013, an increase of $0.5 million or 38.5%. The increase was primarily attributable to incremental investments in IT equipment for new client launches scheduled for fiscal 2015 and the automatic sortation equipment in our Columbus facility, which was not in service in fiscal 2014.

Interest expense, net

Interest expense was $0.5 million for the three months ended June 30, 2014 compared to expense of $0.4 million for the three months ended June 30, 2013, an increase of $0.1 million or 25.0%. The increase principally reflected higher average debt balances, capital expenditures to expand and the additional automated sortation equipment in the fulfillment center.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended June 30, 2014, the Company recorded income tax expense from continuing operations of $54,000, compared to income tax expense from continuing operations of $19,000 for the three months ended June 30, 2013. The effective income tax rate applied to continuing operations for the three months ended June 30, 2014 was a negative 1.6%, compared to a negative 1.8% for the three months ended June 30, 2013.

For the three months ended June 30, 2014, the Company recorded income tax expense from discontinued operations of $3,000, compared to income tax expense from discontinued operations of $15,000 for the three months ended June 30, 2013. The effective income tax rate applied to discontinued operations for the three months ended June 30, 2014 was a negative 0.1%, compared to a negative 0.6% for the three months ended June 30, 2013.

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

Discontinued Operations

On July 9, 2014, the Company completed its previously announced divestiture of its legacy Distribution business segment. The distribution business segment has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

The following table provides the components of discontinued operations:

	Three Months Ended June 30,
	2014	2013
Net revenue	$69,267	$75,716
Cost of revenue	67,269	70,173
Total operating expenses	9,354	8,284
Pre-tax loss from discontinued operations	(7,356)	(2,741)
Income tax expense	(3)	(15)
Loss from discontinued operations, net of tax	$(7,359)	$(2,756)

Net revenue for the Distribution business was $69.3 million for the three months ended June 30, 2014 as compared to $75.7 million for the three months ended June 30, 2013, a decrease of $6.4 million or 8.5%. The decline in net revenue was largely attributable to a $2.9 million decline in software product group revenue, and a $3.0 million decline in revenue from the consumer electronic and accessories product group. Pre-tax loss from discontinued operations was $7.4 million for the three months ended June 30, 2014 as compared to $2.8 million for the three months ended June 30, 2013.

Market Risk

At June 30, 2014, we had $18.1 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $91,000 impact on our annual interest expense.

Seasonality and Inflation

Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. As a provider of services to retailers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic or weather conditions during this period could negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows provided by operating activities during the three months ended June 30, 2014 were $13.0 million and were primarily impacted by the following:

●

Non-cash charges of $2.5 million, including depreciation and amortization of $1.9 million, which increased due to the purchases computer hardware for new client launches scheduled for fiscal 2015 and fiscal year 2015 charges for the sortation equipment in our Columbus fulfillment center, share-based compensation of $0.4 million, and increased in deferred income taxes of 0.2 million;

●	Accounts receivable decreased $2.6 million, resulting from the improvement in client collections;

●	Prepaid expenses increased $0.4 million, primarily from timing of annual insurance renewals;

●	Other assets increased $3.6 million, primarily due to additional deferred project costs for in-process client development;

●	Accounts payable decreased $3.0 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased by $3.7 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows provided by operating activities during the three months ended June 30, 2013 were $9.1 million and were primarily impacted by following:

●	Non-cash charges of $1.6 million, including depreciation and amortization of $1.4 million, and share-based compensation of $0.2 million;

●	Accounts receivable increased $1.7 million, resulting from the timing of invoices to clients;

●	Prepaid expenses increased $0.4 million, primarily resulting from the timing of annual insurance renewals;

●	Other assets increased $1.3 million, primarily due to deferred project costs for client development;

●	Accounts payable decreased $2.2 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased $1.0 million, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $2.4 million for the three months ended June 30, 2014 and cash flows provided by investing activities totaled $0.2 million for the same period last year.

The purchases of property, equipment and software totaled $2.4 million and $0.6 million in the three months ended June 30, 2014 and 2013, respectively. Payment received from the working capital adjustment related to the acquisition of Speed Commerce Corp. was $0.8 million in the first quarter of fiscal 2014.

Financing Activities

Cash flows used in financing activities totaled $10.6 million for the three months ended June 30, 2014. In first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of convertible preferred stock, Series C, and we had net payment to the revolving line of credit of $20.3 million.

Cash flows used in financing activities totaled $9.4 million for the three months ended June 30, 2013, and we had net payment to the revolving line of credit of $11.4 million.

Discontinued Operations

Net cash flows provided by discontinued operations were $14.8 million for the three months ended June 30, 2014 and consisted of $14.8 million of cash flows provided by operating activities, and $32,000 of cash flows used in investing activities.

Net cash flows provided by discontinued operations were $15.1 million for the three months ended June 30, 2014 and consisted of $13.2 million of cash flows provided by operating activities, $47,000 of cash flows used in investing activities and $2.0 million of cash flows provided by financing activities.

Capital Resources

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

The Company also issued warrants to the Series C preferred share Investors which are exercisable at any time six months after their issuance and entitle the Investors to purchase shares of the Company’s common stock for a period of five years from the date of the warrants. The warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Warrants for cash in the event that the Company’s common stock trades above $6.00 (subject to adjustment) for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. In connection with certain specified “fundamental transactions” or a “change of control” the Investors have the right to require the Company to repurchase the warrants for their Black-Scholes value calculated as provided in the warrants. Based on fair value allocation $1.7 million of the proceeds from the Series C preferred offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting. In first quarter of 2015, we recognized $125,000 of expense for as fair value adjustment which is included in other income (expense) in our statement of operations..

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our Term Loan. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable and payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) on-boarding expenditures for new clients including web site deployment and fulfillment center capacity investment; (2) equipment needs for our operations; (3) legal disputes and contingencies; and (4) asset or company acquisitions.

We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds provided under our Term Loan and vendor terms plus the sale of our distribution business will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next twelve months.

We may review from time to time possible expansion and acquisition opportunities relating to our business. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances, including the $15 million delayed draw loan from our Term Loan facility. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.1	Purchase Agreement dated June 2, 2014 among the Company and the Investors		8-K		10.1	6/3/2014

10.2	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Speed Commerce dated June 2, 2014		8-K		10.2	6/3/2014

10.3	Form of Warrant		8-K		10.3	6/3/2014

10.4	Registration Rights Agreement dated June 2, 2014 among the Company and the Investors		8-K		10.4	6/3/2014

10.5	Waiver and Amendment Agreement dated June 2, 2014 by the Company and Wells Fargo Capital Finance, LLC		8-K		10.5	6/3/2014

10.6	Asset Purchase Agreement dated July 9, 2014 by and among the Company and Wynit Distribution, LLC		8-K		2.1	7/9/2014

10.7	Credit and Guaranty Agreement dated July 9, 2014 among the Company, Garrison Loan Agency Services, LLC, as Agent, and Lenders		8-K		10.3	7/9/2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on August 8, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2014 and March 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speed Commerce, Inc.
(Registrant)

Date: August 8, 2014	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)