Form 10-Q
period 2014-09-30
Speed Commerce, Inc.
filed 2014-11-10
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practiable date.

Class	Outstanding at November 7, 2014
Common Stock, No Par Value	65,904,043 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,927	$13
Accounts receivable, net	21,915	18,527
Prepaid expenses	2,205	1,000
Deferred costs	4,660	1,708
Assets of discontinued operations	-	102,278
Total current assets	35,707	123,526
Property and equipment, net	17,153	15,409
Other assets:
Intangible assets, net	20,924	19,596
Goodwill	30,665	30,665
Assets of discontinued operations	-	7,578
Other long-term assets	19,889	5,914
Total assets	$124,338	$202,688
Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$-	$38,362
Current portion of long-term debt	875	-
Accounts payable	14,699	12,683
Accrued expenses	6,246	1,730
Deferred payment obligation short-term - acquisition	1,104	1,104
Liabilities related to assets of discontinued operations	-	88,388
Other current liabilities	4,372	4,279
Total current liabilities	27,296	146,546
Long-term liabilities:
Deferred payment obligation long-term - acquisition	303	1,380
Deferred tax liabilities - long term	2,405	1,288
Liabilities related to assets of discontinued operations	-	7
Long-term debt	34,125	-
Other long-term liabilities	11,537	2,072
Total liabilities	75,666	151,293
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 3,333,333 at September 30, 2014 and zero at March 31, 2014	6,796	-
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 65,829,512 at September 30, 2014 and 65,208,193 at March 31, 2014	216,862	213,354
Accumulated deficit	(175,036)	(162,734)
Accumulated other comprehensive income	50	775
Total shareholders’ equity	48,672	51,395
Total liabilities and shareholders’ equity	$124,338	$202,688

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$23,067	$28,562	$45,127	$50,578
Cost of revenue	17,555	22,935	34,896	38,946
Gross profit	5,512	5,627	10,231	11,632
Operating expenses:
Selling and marketing	763	585	1,765	1,147
General and administrative	3,943	3,986	7,751	8,162
Information technology	956	718	1,800	1,377
Depreciation and amortization	1,845	1,305	3,614	2,619
Total operating expenses	7,507	6,594	14,930	13,305
Loss from operations	(1,995)	(967)	(4,699)	(1,673)
Other income (expense):
Interest expense, net	(838)	(418)	(1,379)	(798)
Loss on early extinguishment of debt, net	(816)	-	(816)	-
Other income	1,886	-	1,761	10
Loss from continuing operations, before income tax	(1,763)	(1,385)	(5,133)	(2,461)
Income tax expense from continuing operations	(119)	(9)	(173)	(28)
Net loss from continuing operations	(1,882)	(1,394)	(5,306)	(2,489)
Discontinued operations:
Gain on sale of discontinued operations	3,927	-	3,927	-
Loss from discontinued operations, net of tax	(3,564)	(1,328)	(10,923)	(4,084)
Net loss	$(1,519)	$(2,722)	$(12,302)	$(6,573)
Basic loss per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.12)	$(0.05)
Discontinued operations	0.01	(0.02)	(0.11)	(0.07)
Net loss	$(0.05)	$(0.05)	$(0.23)	$(0.12)
Diluted loss per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.12)	$(0.05)
Discontinued operations	0.01	(0.02)	(0.11)	(0.07)
Net loss	$(0.05)	$(0.05)	$(0.23)	$(0.12)
Weighted average shares outstanding:
Basic	65,536	56,792	65,377	56,518
Diluted	65,536	56,792	65,377	56,518
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	(626)	(89)	(725)	35
Comprehensive loss	$(2,145)	$(2,811)	$(13,027)	$(6,538)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2014	-	$-	65,208,193	$213,354	$(162,734)	$775	$51,395
Net shares issued upon exercise of stock options and for restricted stock	-	-	621,319	789	-	-	789
Share based compensation	-	-	-	1,549	-	-	1,549
Issuance of convertible preferred stock, Series C	3,333,333	4,665	-	3,533	-	-	8,198
Accretion of convertible preferred stock, Series C	-	2,131	-	(2,131)	-	-	-
Dividend for convertible preferred stock, Series C dividends	-	-	-	(232)	-	-	(232)
Net loss	-	-	-	-	(12,302)	-	(12,302)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(725)	(725)
Balance at September 30, 2014	3,333,333	$6,796	65,829,512	$216,862	$(175,036)	$50	$48,672

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(12,302)	$(6,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(3,927)	-
Loss from discontinued operations, net of tax	10,923	4,084
Gain on obligation settlement	(1,300)	-
Depreciation and amortization	3,614	2,619
Amortization of debt acquisition costs	1,076	161
Share-based compensation expense	970	382
Deferred income taxes	1,117	(6)
Other	-	81
Changes in operating assets and liabilities	(7,121)	(611)
Operating activities from discontinued operations, net	9,351	(2,429)
Net cash provided by (used in) operating activities	2,401	(2,292)
Investing activities:
Proceeds from sale of Distribution business	5,000	-
Cash proceeds related to acquisition	-	837
Purchases of property, equipment and software, net	(5,200)	(4,014)
Investing activities from discontinued operations, net	(32)	(487)
Net cash used in investing activities	(232)	(3,664)
Financing activities:
Proceeds from revolving line of credit	61,688	75,173
Payments on revolving line of credit	(100,050)	(70,100)
Proceeds from long-term debt	35,000	-
Proceeds from convertible preferred stock, Series C offering	9,928	-
Debt acquisition costs	(3,054)	-
Other	1,233	204
Financing activities from discontinued operatings, net	-	611
Net cash provided by financing activities	4,745	5,888
Net increase (decrease) in cash and cash equivalents	6,914	(68)
Cash and cash equivalents at beginning of period	13	91
Cash and cash equivalents at end of period	$6,927	$23

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

On July 9, 2014, the Company completed the sale of its Distribution business and entered into a five-year, $50 million term loan credit facility with various lenders. The Distrubtion business has been reclassified as discontinued operations in the consoldiated financial statements for all periods presented.

The accompanying unaudited consolidated financial statements of Speed Commerce have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

All inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014.

Significant accounting policies

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Note 2 Discontinued Operations and Disposition

On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC (the “Buyers”). The Company received cash proceeds of $5.0 million and a promissory note from the Buyers in an amount equal to $10.0 million at the close of the transaction, subject to adjustments for working capital and other matters. Based on estimated working capital and other adjustments, the Company recorded a pre-tax gain of approximately $3.9 million. There are no principal payments under the promissory note until July 2015, with the final as adjusted principal balance payable in equal quarterly installments over three years. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The final gain is subject to change until working capital and other purchase agreement matters are settled with the Buyers.

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

The following table provides the components of Discontinued operations (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$2,476	$90,448	$71,743	$166,164
Cost of revenue	3,409	82,486	70,678	152,659
Total operating expenses	2,616	9,268	11,970	17,552
Pre-tax loss from discontinued operations	(3,549)	(1,306)	(10,905)	(4,047)
Gain on sale of discontinued operations	3,927	-	3,927	-
Income tax expense	(15)	(22)	(18)	(37)
Income (loss) from discontinued operations, net of tax	$363	$(1,328)	$(6,996)	$(4,084)

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 3 Supplemental Cash Flow Information

For the six months ended September 30, 2014 and 2013, net cash paid for income taxes was $26,000 and $176,000, respectively.  For the six months ended September 30, 2014 and 2013, net cash paid for interest was $591,000 and $497,000, respectively.

The following table provides the components of Changes in operating assets and liabilities (unaudited):

	Six Months Ended September 30,
	2014	2013
Accounts receivable	$(3,388)	$(7,426)
Prepaid expenses	(1,481)	(705)
Other assets	(14,949)	(3,372)
Accounts payable	2,016	9,029
Accrued expenses and other liabilities	10,681	1,863
Changes in operating assets and liabilities	$(7,121)	$(611)

We had $1.5 million in non-cash investing activities for property and equipment acquired under long-term capital leases during the second quarter of fiscal 2015.

Note 4 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	September 30, 2014 (Unaudited)			March 31, 2014 (Audited)
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Developed technology	$4,170	$(2,039)	$2,131	$4,170	$(1,483)	$2,687
Customer relationships	14,490	(2,527)	11,963	14,490	(1,485)	13,005
Domain name	135	(29)	106	135	(19)	116
Internal-use software	3,239	(105)	3,134	244	(46)	198
Trademarks (not amortized)	3,590	-	3,590	3,590	-	3,590
	$25,624	$(4,700)	$20,924	$22,629	$(3,033)	$19,596

Debt issuance costs

Debt issuance costs are included in “Other long-term assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Debt issuance costs	$3,002	$2,771
Less: accumulated amortization	(153)	(1,848)
Debt issuance costs, net	$2,849	$923

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 5 Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Furniture and fixtures	$58	$27
Computer and office equipment	7,513	5,561
Warehouse equipment	11,020	10,464
Leasehold improvements	1,064	826
Construction in progress	3,569	2,851
Total	23,224	19,729
Less: accumulated depreciation and amortization	(6,071)	(4,320)
Net property and equipment	$17,153	$15,409

Depreciation expense was $0.9 million and $1.8 million for the three and six months ended September 30, 2014, respectively, and $0.8 million and $1.6 million for the three and six months ended September 30, 2013, respectively.

Note 6 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Debt issuance costs, net	$2,849	$923
Deferred costs	10,700	3,757
Note receivable	3,274	-
Other deposits	3,066	1,234
Total other long-term assets	$19,889	$5,914

Accrued expenses consisted of the following (in thousands):

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Compensation and benefits	$1,551	$1,135
Accrued interest	616	158
Warrant	1,186	-
Other	2,893	437
Total accrued expenses	$6,246	$1,730

Other current liabilities consisted of the following (in thousands):

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Deferred revenue	$3,478	$3,007
Tax payable	42	733
Lease obligation	852	539
Total other current liabilities	$4,372	$4,279

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)
Deferred rent	$5,464	$1,390
Deferred revenue	5,324	563
Customer deposits	32	34
Lease obligation	717	85
Total other long-term liabilities	$11,537	$2,072

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of September 30, 2014 and March 31, 2014, respectively as they are not probable or estimable.

Note 8 Bank Financing and Debt

Term Loan Credit Facility

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with various lenders and Garrison Loan Agency Services, LLC (“Garrison”) acting as the agent (the “Term Loan”). Upon the closing of the Term Loan, $35 million was funded to the Company, less certain fees and costs (the “Closing Date Loans”). An additional $15 million delayed draw term loan is available to the Company under the Term Loan, which can be drawn prior to January 1, 2016, if the Company is in compliance with certain obligations under the Term Loan (the “Delayed Draw Loan”). The principal amount of all loans provided under the Term Loan is amortized at 2.5% annually and repaid in quarterly scheduled installment payment of $218,750, with the remaining principal balance being due and payable on July 9, 2019.

The interest rates per annum applicable to loans are currently set based on a defined British Bankers Association Interest Settlement Rate (“LIBOR”) plus an applicable margin. The Term Loan includes (i) a $15 million (“Term Loan A”) with applicable margin rate of 2.75%, (ii) a $20 million (“Term Loan B”) with applicable margin rate 8.15%. The interest rate on Term Loan A and Term Loan B at September 30, 2014 were 2.94% and 9.15%, respectively.

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

The term loan contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison or the lenders under those facilities. These credit facilities also contain customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. The Company currently in compliance with our debt covenants as amended.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Credit Facility

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC as agent and lender, and a participating lender. In conjunction with the sale of the Distribution business, the Credit Facility was paid-off and terminated effective July 9, 2014. The Company recognized an expense of $0.8 million as a result of early termination of this facility.

At September 30, 2014 and March 31, 2014, the Company had $0.0 million and $38.4 million, respectively, outstanding on the Credit Facility. On July 9, 2014, the Credit Facility was repaid in full and replaced by the term loan credit facility described above.

Letters of Credit

  On April 14, 2011, the Company was released from a lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, prompt payments are not made under this office lease by the tenant. No claims have been made against this financial instrument. There was no indication that the tenant under that office lease would not be able to pay the required future lease payments totaling $2.0 million and $2.3 million at September 30, 2014 and March 31, 2014, respectively. Therefore, at September 30, 2014 and March 31, 2014, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

On August 8, 2014, the Company issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424 which expires on August 8, 2015.

Note 9 Income Taxes

For the three months ended September 30, 2014, the Company recorded income tax expense from continuing operations of $119,000, compared to income tax expense from continuing operations of $9,000 for the three months ended September 30, 2013. The effective income tax rate applied to continuing operations for the three months ended September 30, 2014 was a negative 6.7%, compared to a negative 0.6% for the three months ended September 30, 2013.

For the six months ended September 30, 2014, the Company recorded income tax expense from continuing operations of $173,000, compared to income tax expense from continuing operations of $28,000 for the six months ended September 30, 2013. The effective income tax rate applied to continuing operations for the six months ended September 30, 2014 was a negative 3.4%, compared to a negative 1.1% for the six months ended September 30, 2013.

For the three months ended September 30, 2014, the Company recorded income tax expense from discontinued operations of $15,000, compared to income tax expense from discontinued operations of $22,000 for the three months ended September 30, 2013. The effective income tax rate applied to discontinued operations for the three months ended September 30, 2014 was a 4.0%, compared to a negative 1.7% for the three months ended September 30, 2013.

For the six months ended September 30, 2014, the Company recorded income tax expense from discontinued operations of $18,000, compared to income tax expense from discontinued operations of $37,000 for the three months ended September 30, 2013. The effective income tax rate applied to discontinued operations for the six months ended September 30, 2014 was a negative 0.3%, compared to a negative 0.9% for the six months ended September 30, 2013.

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

As of September 30, 2014 and March 31, 2014, the Company had a valuation allowance of $43.6 million and $39.5 million has been recorded to offset net deferred tax assets of $42.3 million and $38.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

As of September 30, 2014 and March 31, 2014, the Company provided for a liability of $1.6 million and $1.1 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2015.

Note 10 Earnings (Loss) Per Share and Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(1,882)	$(1,394)	$(5,306)	$(2,489)
Dividend for convertible preferred stock, Series C dividends	(178)	-	(232)	-
Accretion of convertible preferred stock, Series C	(1,670)	-	(2,131)	-
Income (loss) from discontinued operations, net of tax	363	(1,328)	(6,996)	(4,084)
Net loss attributable to common shareholders	$(3,367)	$(2,722)	$(14,665)	$(6,573)
Denominator:
Denominator for basic loss per share — weighted average shares	65,536	56,792	65,377	56,518
Denominator for diluted loss per share — weighted-average shares	65,536	56,792	65,377	56,518
Basic earnings (loss) per common share
Continuing operations	$(0.06)	$(0.03)	$(0.12)	$(0.05)
Discontinued operations	0.01	(0.02)	(0.11)	(0.07)
Net loss	$(0.05)	$(0.05)	$(0.23)	$(0.12)
Diluted earnings (loss) per common share
Continuing operations	$(0.06)	$(0.03)	$(0.12)	$(0.05)
Discontinued operations	0.01	(0.02)	(0.11)	(0.07)
Net loss	$(0.05)	$(0.05)	$(0.23)	$(0.12)

Due to the Company’s net loss for the three months ended September 30, 2014 and 2013, diluted loss per share excludes 2.7 million and 1.2 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company’s net loss for the six months ended September 30, 2014 and 2013, diluted loss per share excludes 2.6 million and 1.0 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the Series C preferred stock and warrants as their inclusion would have been anti-dilutive for the three and six months ended September 30, 2014.

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. On June 2, 2014, the Company closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. The Company received proceeds of $9.9 million after costs from the issuance of the Series C Preferred Stock. Under the terms of the offering, Speed Commerce sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share and related warrants, for an aggregate purchase price of $10 million. The net proceeds of the offering will be used to pay down indebtedness and for general corporate purposes.

Each Holder of Series C Preferred Stock, in preference and priority to the holders of all other classes or series of stock, shall be entitled to receive quarterly dividends at the rate of seven percent (7%) per annum of the Series C Stated Value (the “Series C Preferred Dividends”).

The warrants issued with the Series C preferred stock are accounted for using the liability method and is subject to mark-to-market adjustments at each reporting period. The fair value of the warrants at issuance was $1.7 million and the fair value was $1.2 million at September 30, 2014. Changes in fair value are included in other non-operating income in the statement of operations.

Note 11 Subsequent Events

On October 29, 2014, the shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) and replaced the Company’s 2004 Amended and Restated Stock Incentive Plan (the “2004 Plan”), under which no further awards may be granted after September 13, 2014. All outstanding awards previously granted under the 2004 Stock Plan continue to be governed by and administered under the 2004 Stock Plan.

The 2014 Plan authorizes the Compensation Committee, which is composed of independent non-employee directors, to make stock-based awards to employees of the Company. The 2014 Plan also authorizes the Board to make stock-based awards to non-employee directors. The 2014 Plan is administered by the Compensation Committee, which selects the participants to be granted options or other awards under the 2014 Plan, determines the amount of grants or awards to participants, and prescribes discretionary terms and conditions of each grant not otherwise fixed under the 2014 Plan. All employees of the Company are eligible for participation under the 2014 Plan. As of the date hereof, no awards have been granted under the 2014 Plan and future awards cannot be quantified or estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of end-to-end E-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.3 million square feet of fulfillment center space in Columbus, Ohio and Dallas, Texas. These facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate three customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas.

Our clients include retailers with brand names such as Justice, Yankee Candle, and Avenue. In June 2014, we launched our E-commerce solution with Huawei U.S. consumer business group. During the second quarter of fiscal 2015, we launched our fully integrated E-commerce solution with The Army & Air Force Exchange Service and Navy Exchange Service Command as well as provide a variety of fulfillment and call center related services. We are expecting a significant growth in revenue as a result from these two newly launched customers.

We offer an end-to-end outsourcing solution to our clients allowing them to have a single point of contact and integration for their E-commerce business and logistics management. We offer a flexible suite of services that allow us to customize our solutions and services to the needs of each client. The services to be provided and service levels for each client are defined by the terms of the written contract with each client. While we maintain client inventory at our distribution centers, we do not own any of the inventory. Our earned revenue is based upon transaction fees earned from the services performed in accordance with the contract provisions. Recurring contract service elements are charged based upon the number of transactions processed and recognized as the services are performed. Upfront costs to onboard a client, including web site development, are deferred and recognized over the expected life of the relationship with the client.

Recent Events

On July 9, 2014, the Company entered into an Asset Purchase Agreement with Wynit Distribution, LLC to sell substantially all of the assets of the Company’s legacy Distribution business. The total purchase price for the Distribution business was $15 million. As of September 30, 2014, the Company has recognized a gain of $3.9 million on the sale which is subject to final adjustments. Pursuant to the Asset Purchase Agreement, $5 million of the purchase price was paid in cash and up to an additional $10 million is payable to the Company under a promissory note (the “Promissory Note”) that is secured by all of Buyer’s assets. The Company’s security interest in the buyer’s assets is subordinated to the buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction. The Promissory Note amount will be reduced if certain amounts are payable by the Company to buyer in connection with certain post-closing adjustments to the Purchase Price. Potential adjustments include, among other things, a working capital adjustment and an adjustment in connection with the repurchase of certain uncollectible accounts receivable. The Company has adjusted the value of the Promissory Note to $3.3 million based on estimated adjustments, but has not yet settled certain any post-closing adjustments that will impact the value of the Promissory Note with the buyer. In connection with the sale, the Company and the buyer also entered into a transition services agreement to provide one another with certain transitional services. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

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

Working Capital and Capital Resources

Historically, our distribution business required significant levels of working capital primarily to finance accounts receivable and inventories. In addition, we have invested in variety of growth initiatives for our E-commerce business including expansion of our Ohio fulfillment center, automated sortation equipment, significant upfront new client deployment efforts and the development of SARA X.

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

At March 31, 2014, we had $38.4 million on our revolving credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC as agent and lender, and a participating lender.   Amounts available under the Credit Facility were subject to a borrowing base formula. At March 31, 2014, we had $76,000 of excess availability at the time but we were not in compliance with a covenant in the Credit Facility that required that we maintain excess availability of at least $5 million. This event of default was subsequently waived by Wells Fargo.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business and decreased sales could adversely affect our results of operations;

●	the divestiture of our distribution business could result in post-transaction payments and adjustments;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●	the expected benefits of our acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited; and

●	our E-commerce business has inherent cybersecurity risks that may disrupt our business.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2014		2013		2014		2013
Net revenue	$23,067	100.0%	$28,562	100.0%	$45,127	100.0%	$50,578	100.0%
Cost of revenue	17,555	76.1	22,935	80.3	34,896	77.3	38,946	77.0
Gross profit	5,512	23.9	5,627	19.7	10,231	22.7	11,632	23.0
Operating Expenses:
Selling and marketing	763	3.3	585	2.0	1,765	3.9	1,147	2.3
General and administrative	3,943	17.1	3,986	14.0	7,751	17.2	8,162	16.1
Information technology	956	4.1	718	2.5	1,800	4.0	1,377	2.7
Depreciation and amortization	1,845	8.0	1,305	4.6	3,614	8.0	2,619	5.2
Total operating expenses	7,507	32.5	6,594	23.1	14,930	33.1	13,305	26.3
Loss from operations	(1,995)	(8.6)	(967)	(3.4)	(4,699)	(10.4)	(1,673)	(3.3)
Interest expense, net	(838)	(3.6)	(418)	(1.5)	(1,379)	(3.1)	(798)	(1.6)
Loss on early extinguishment of debt, net	(816)	(3.5)	-	-	(816)	(1.8)	-	-
Other income	1,886	8.2	-	-	1,761	3.9	10	-
Loss from continuing operations, before income tax	(1,763)	(7.5)	(1,385)	(4.9)	(5,133)	(11.4)	(2,461)	(4.9)
Income tax expense from continuing operations	(119)	(0.5)	(9)	-	(173)	(0.4)	(28)	(0.1)
Net loss from continuing operations	(1,882)	(8.0)	(1,394)	(4.9)	(5,306)	(11.8)	(2,489)	(5.0)
Discontinued operations:
Gain on sales of discontinued operations	3,927	17.0	-	-	3,927	8.7	-	-
Loss from discontinued operations, net of tax	(3,564)	(15.5)	(1,328)	(4.6)	(10,923)	(24.2)	(4,084)	(14.3)
Net loss	$(1,519)	(6.5)%	$(2,722)	(9.5)%	$(12,302)	(27.3)%	$(6,573)	(19.3)%

Results from Continuing Operations

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net Revenue

Net revenue was $23.1 million for the three months ended September 30, 2014 compared to $28.6 million for the three months ended September 30, 2013, a decrease of $5.5 million, or 19.2%. The decrease was primarily due to non-recurring IT pass through licensing fees of $4.8 million earned in fiscal 2014.

Cost of Revenue

Cost of revenue was $17.6 million for the three months ended September 30, 2014 compared to $22.9 million for the three months ended September 30, 2013, a decrease of $5.3 million, or 23.1%. The decrease was primarily due to non-recurring IT pass through licensing costs of $4.7 million in fiscal 2014.

Operating Expenses

Selling and marketing expenses were $0.8 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013, an increase of $0.2 million, or 33.3%. The increase was primarily attributable to marketing programs for the introduction of SARA X.

General and administrative expenses were $3.9 million for the three months ended September 30, 2014 compared to $4.0 million for the three months ended September 30, 2013, a decrease of $0.1 million, or 2.5%. The decrease was primarily due to a decrease in transaction and transition costs offset by an increase in personnel expense to support the on-boarding of new clients. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $1.0 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013, an increase of $0.3 million or 42.9%. The increase was primarily attributable to personnel growth in IT infrastructure and support costs for new client launches in fiscal 2015.

Depreciation and amortization expenses were $1.8 million for the three months ended September 30, 2014 compared to $1.3 million for the three months ended September 30, 2013, an increase of $0.5 million or 38.5%. The increase was primarily attributable to amortization of our intangible assets.

Interest expense, net

Interest expense was $0.8 million for the three months ended September 30, 2014 compared to expense of $0.4 million for the three months ended September 30, 2013, an increase of $0.4 million or 100.0%. The increase principally reflected higher average debt balances as a result of the refinancing of the revolving credit facility.

Total other income and loss

Total other income was $1.1 million for the three months ended September 30, 2014 compared to $0.0 million for the three months ended September 30, 2013, an increase of $1.1 million or 100.0%. Total other income included $1.3 million settlement of certain pre-acquisition liabilities and $0.6 million change in fair value of our convertible warrants, offset by $0.8 million loss on early extinguishment of debt.

Results from Continuing Operations

Six Months Ended September 30, 2014 compared to Six Months Ended September 30, 2013

Net Revenue

Net revenue was $45.1 million for the six months ended September 30, 2014 compared to $50.6 million for the six months ended September 30, 2013, a decrease of $5.5 million, or 10.9%. The decrease was primarily due to non-recurring IT pass through licensing fees of $4.8 million earned in fiscal 2014.

Cost of Revenue

Cost of revenue was $34.9 million for the six months ended September 30, 2014 compared to $38.9 million for the six months ended September 30, 2013, a decrease of $4.0 million, or 10.3%. The decrease was primarily due to non-recurring IT pass through licensing fees of $4.7 million in fiscal 2014, offset by an increase in labor costs and related support costs for our customer care and fulfillment center facilities as we expanded for new client launches scheduled for third and fourth quarter of fiscal year 2015.

Operating Expenses

Selling and marketing expenses were $1.8 million for the six months ended September 30, 2014 compared to $1.1 million for the six months ended September 30, 2013, an increase of $0.7 million, or 63.6%. The increase was primarily attributable to personnel growth in the sales team and marketing programs for the introduction of SARA X.

General and administrative expenses were $7.8 million for the six months ended September 30, 2014 compared to $8.2 million for the six months ended September 30, 2013, a decrease of $0.4 million, or 4.9%. The decrease was primarily due to a decrease in transaction and transition costs, offset by an increase in personnel expense to support the on-boarding of new clients. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $1.8 million for the six months ended September 30, 2014 compared to $1.4 million for the six months ended September 30, 2013, an increase of $0.4 million or 28.6%. The increase was primarily attributable to personnel growth in IT infrastructure and support for new client launches in fiscal 2015.

Depreciation and amortization expenses were $3.6 million for the six months ended September 30, 2014 compared to $2.6 million for the six months ended September 30, 2013, an increase of $1.0 million or 38.5%. The increase was primarily attributable to amortization of our intangible assets.

Interest expense, net

Interest expense was $1.4 million for the six months ended September 30, 2014 compared to expense of $0.8 million for the six months ended September 30, 2013, an increase of $0.6 million or 75.0%. The increase principally reflected higher average debt balances as a result of the refinancing of the revolving credit facility.

Total other income and loss

Total other income was $1.0 million for the six months ended September 30, 2014 compared to $0.0 million for the six months ended September 30, 2013, an increase of $1.0 million or 100.0%. Other income included $1.3 million settlement of certain pre-acquisition liabilities and $0.5 million change in fair value of our convertible warrants, offset by $0.8 million on early extinguishment of debt.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended September 30, 2014, the Company recorded income tax expense from continuing operations of $119,000, compared to income tax expense from continuing operations of $9,000 for the three months ended September 30, 2013. The effective income tax rate applied to continuing operations for the three months ended September 30, 2014 was a negative 6.7%, compared to a negative 0.6% for the three months ended September 30, 2013.

For the six months ended September 30, 2014, the Company recorded income tax expense from continuing operations of $173,000, compared to income tax expense from continuing operations of $28,000 for the six months ended September 30, 2013. The effective income tax rate applied to continuing operations for the six months ended September 30, 2014 was a negative 3.4%, compared to a negative 1.1% for the six months ended September 30, 2013.

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

Discontinued Operations

On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC (the “Buyers”). The Company received cash proceeds of $5.0 million and recorded a pre-tax gain of approximately $3.9 million. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented.

The following table provides the components of Discontinued operations (unaudited):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$2,476	$90,448	$71,743	$166,164
Cost of revenue	3,409	82,486	70,678	152,659
Total operating expenses	2,616	9,268	11,970	17,552
Pre-tax loss from discontinued operations	(3,549)	(1,306)	(10,905)	(4,047)
Gain on sale of discontinued operations	3,927	-	3,927	-
Income tax expense	(15)	(22)	(18)	(37)
Income (loss) from discontinued operations, net of tax	$363	$(1,328)	$(6,996)	$(4,084)

Net revenue for the Distribution business was $2.5 million for the three months ended September 30, 2014 as compared to $90.4 million for the three months ended September 30, 2013, a decrease of $87.9 million or 97.2%. The decrease in net revenue was due to the second quarter of fiscal 2015 only including nine days of revenues prior to the sale of the business. Net revenue for the Distribution business was $71.7 million for the six months ended September 30, 2014 as compared to $166.2 million for the six months ended September 30, 2013, a decrease of $94.5 million or 56.9%. The decline in net revenue was due to operate only 100 days during the fiscal year of 2015 compared to 183 days during the fiscal year of 2014. Pre-tax loss from discontinued operations was $3.5 million and $10.9 million for the three and six months ended September 30, 2014, respectively, as compared to $1.3 million and $4.0 for the three and six months ended September 30, 2013, respectively.

Market Risk

At September 30, 2014, we had $35.0 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $350,000 impact on our annual interest expense.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows provided by operating activities during the six months ended September 30, 2014 were $2.4 million and were primarily impacted by the following:

●

Non-cash charges of $6.8 million, including depreciation and amortization of $3.6 million, which increased due to the purchases of computer hardware for new client launches scheduled for fiscal 2015 and fiscal year 2015 charges for the enhancements to the sortation equipment in our Columbus fulfillment center, share-based compensation of $1.0 million, increased in deferred income taxes of $1.1 million, and amortization of debt acquisition cost $1.1 million;

●	Accounts receivable increased $3.4 million, resulting from the timing of collections;
●	Prepaid expenses increased $1.5 million, primarily from timing of annual insurance renewals and rent payments;
●	Other assets increased $14.9 million, primarily due to additional deferred project costs for in-process client development;
●	Accounts payable increased $2.0 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses and other liabilities increased by $10.7 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows used in operating activities during the six months ended September 30, 2013 were $2.3 million and were primarily impacted by following:

●	Non-cash charges of $3.2 million, including depreciation and amortization of $2.6 million, share-based compensation of $0.4 million, and amortization of debt acquisition cost $0.2 million;
●	Accounts receivable increased $7.4 million, primarily due to the timing of certain payments;
●	Prepaid expenses increased $0.7 million, primarily from the timing of annual insurance renewals and rent payment;
●	Other assets increased $3.4 million, primarily due to deferred project costs for client development;
●	Accounts payable increased $9.0 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses and other liabilities increased $1.9 million, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $0.2 million for the six months ended September 30, 2014 and cash flows used in investing activities totaled $3.7 million for the same period last year.

The purchases of property, equipment and software totaled $5.2 million and $4.0 million in the six months ended September 30, 2014 and 2013, respectively. Payment received from sale of Distribution was $5.0 million in the second quarter of fiscal 2015. Payment received from the working capital adjustment related to the acquisition of Speed Commerce Corp. was $0.8 million in the first quarter of fiscal 2014.

Financing Activities

Cash flows provided by financing activities totaled $4.7 million for the six months ended September 30, 2014. In first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of convertible preferred stock, Series C, and we had net payment to the revolving line of credit of $38.4 million. We received $31.9 million net proceeds from term loan and $1.2 million from other sources including proceeds from option exercises.

Cash flows provided by financing activities totaled $5.9 million for the six months ended September 30, 2013, and we had net proceeds from the revolving line of credit of $5.1 million and $0.2 million from other sources including proceeds from option exercises.

Discontinued Operations

Net cash flows provided by discontinued operations were $9.3 million for the six months ended September 30, 2014 and consisted of $9.4 million of cash flows provided by operating activities, and $32,000 of cash flows used in investing activities.

Net cash flows used in discontinued operations were $1.5 million for the six months ended September 30, 2014 and consisted of $1.6 million of cash flows used in operating activities, $0.5 million of cash flows used in investing activities and $0.6 million of cash flows provided by financing activities.

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

The Company also issued warrants to the Series C preferred share investors which are exercisable at any time six months after their issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the date of the warrants. The warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Warrants for cash in the event that the Company’s common stock trades above $6.00 (subject to adjustment) for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. In connection with certain specified “fundamental transactions” or a “change of control” the investors have the right to require the Company to repurchase the warrants for their Black-Scholes value calculated as provided in the warrants. Based on fair value allocation $1.7 million of the proceeds from the Series C preferred offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting. We recognized $671,000 and $544,000 of gain for the three and six months ended September 30, 2014, respectively, for as fair value adjustment which is included in other income (expense) in our statement of operations..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On November 10, 2014, Speed Commerce, Inc., together with certain of its subsidiary companies, entered into a Limited Waiver to Credit and Guaranty Agreement (the “Waiver”). Among other things, the Waiver served to waive the Company’s failure to comply with a financial covenant and reaffirmed certain representations and warranties and obligations of the Company. The discussion herein regarding the Waiver is qualified in its entirety by reference to the Limited Waiver to Credit and Guaranty Agreement by and among the Company and the lenders thereto, attached hereto as Exhibit 10.4.

Item 6. Exhibits

(a)	The following exhibits are included herein:

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.1	Asset Purchase Agreement dated July 9, 2014 by and among the Company and Wynit Distribution, LLC		8-K		2.1	7/9/2014

10.2	Credit and Guaranty Agreement dated July 9, 2014 among the Company, Garrison Loan Agency Services, LLC, as Agent, and Lenders		8-K		10.3	7/9/2014

10.3	Amendment No. 3 to Agreement and Plan of Merger dated September 29, 2014		8-K		2.1	10/3/2014

10.4	Form of Limited Waiver to Credit and Guaranty Agreement dated November 10, 2014	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the SEC on November 10, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2014 and March 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended September 30, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speed Commerce, Inc.
(Registrant)

Date: November 10, 2014	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)