Form 10-Q
period 2014-12-31
Speed Commerce, Inc.
filed 2015-02-09
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2015
Common Stock, No Par Value	66,010,885 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,569	$13
Accounts receivable, net	29,023	18,527
Inventory	977	-
Prepaid expenses	2,322	1,000
Deferred costs	5,969	1,708
Assets of discontinued operations	-	102,278
Total current assets	45,860	123,526
Property and equipment, net	24,111	15,409
Other assets:
Intangible assets, net	43,950	19,596
Goodwill	62,976	30,665
Assets of discontinued operations	-	7,578
Other long-term assets	19,321	5,914
Total assets	$196,218	$202,688
Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$-	$38,362
Current portion of long-term debt	2,625	-
Accounts payable	16,777	12,683
Accrued expenses	18,478	1,730
Deferred payment obligation short-term - acquisition	1,104	1,104
Liabilities related to assets of discontinued operations	-	88,388
Other current liabilities	6,462	4,279
Total current liabilities	45,446	146,546
Long-term liabilities:
Deferred payment obligation long-term - acquisition	303	1,380
Deferred tax liabilities - long term	2,553	1,288
Liabilities related to assets of discontinued operations	-	7
Long-term debt	96,750	-
Other long-term liabilities	11,279	2,072
Total liabilities	156,331	151,293
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 3,392,491 at December 31, 2014 and zero at March 31, 2014	8,381	-
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 66,008,640 at December 31, 2014 and 65,208,193 at March 31, 2014	215,741	213,354
Accumulated deficit	(184,438)	(162,734)
Accumulated other comprehensive income	203	775
Total shareholders’ equity	39,887	51,395
Total liabilities and shareholders’ equity	$196,218	$202,688

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$38,257	$32,576	$83,384	$83,154
Cost of revenue	29,200	28,894	64,096	67,840
Gross profit	9,057	3,682	19,288	15,314
Operating expenses:
Selling and marketing	627	732	2,392	1,879
General and administrative	7,470	3,374	15,221	11,536
Information technology	1,223	698	3,023	2,075
Depreciation and amortization	2,274	1,381	5,888	4,000
Total operating expenses	11,594	6,185	26,524	19,490
Loss from operations	(2,537)	(2,503)	(7,236)	(4,176)
Other income (expense):
Interest expense, net	(1,130)	(432)	(2,509)	(1,230)
Loss on early extinguishment of debt, net	(3,047)	-	(3,863)	-
Other income (expense)	(250)	(2)	1,511	8
Loss from continuing operations, before income tax	(6,964)	(2,937)	(12,097)	(5,398)
Income tax expense from continuing operations	(170)	(25)	(343)	(53)
Net loss from continuing operations	(7,134)	(2,962)	(12,440)	(5,451)
Discontinued operations:
Gain/(loss) on sale of discontinued operations	(1,792)	-	2,135	-
Gain/(loss) from discontinued operations, net of tax	(476)	1,898	(11,399)	(2,186)
Net loss	$(9,402)	$(1,064)	$(21,704)	$(7,637)
Basic loss per common share:
Continuing operations	$(0.13)	$(0.05)	$(0.25)	$(0.09)
Discontinued operations	(0.03)	0.03	(0.14)	(0.04)
Net loss	$(0.16)	$(0.02)	$(0.39)	$(0.13)
Diluted loss per common share:
Continuing operations	$(0.13)	$(0.05)	$(0.25)	$(0.09)
Discontinued operations	(0.03)	0.03	(0.14)	(0.04)
Net loss	$(0.16)	$(0.02)	$(0.39)	$(0.13)
Weighted average shares outstanding:
Basic	65,928	64,928	65,561	59,332
Diluted	65,928	64,928	65,561	59,332
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	153	157	(572)	192
Comprehensive loss	$(9,249)	$(907)	$(22,276)	$(7,445)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2014	-	$-	65,208,193	$213,354	$(162,734)	$775	$51,395
Net shares issued upon exercise of stock options and for restricted stock	-	-	800,447	692	-	-	692
Share based compensation	-	-	-	2,104	-	-	2,104
Issuance of convertible preferred stock, Series C	3,333,333	4,665	-	3,533	-	-	8,198
Accretion of convertible preferred stock, Series C	-	3,533	-	(3,533)	-	-	-
Dividend for convertible preferred stock, Series C dividends	59,158	183	-	(409)	-	-	(226)
Net loss	-	-	-	-	(21,704)	-	(21,704)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(572)	(572)
Balance at December 31, 2014	3,392,491	$8,381	66,008,640	$215,741	$(184,438)	$203	$39,887

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net loss	$(21,704)	$(7,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(2,135)	-
Loss from discontinued operations, net of tax	11,399	2,186
Gain on obligation settlement	(1,300)	-
Loss on extinguishment of debt	3,863	-
Depreciation and amortization	5,888	4,000
Amortization of debt acquisition costs	1,095	242
Share-based compensation expense	1,516	654
Deferred income taxes	1,265	(6)
Other	-	121
Changes in operating assets and liabilities	(9,095)	(13,368)
Operating activities from discontinued operations, net	7,245	(11,784)
Net cash used in operating activities	(1,963)	(25,592)
Investing activities:
Proceeds from sale of Distribution business	5,000	-
Cash proceeds (paid) related to acquisition	(54,821)	337
Purchases of property, equipment and software, net	(7,661)	(8,402)
Investing activities from discontinued operations, net	(32)	(487)
Net cash used in investing activities	(57,514)	(8,552)
Financing activities:
Proceeds from revolving line of credit	61,688	101,117
Payments on revolving line of credit	(100,050)	(94,110)
Proceeds from long-term debt	135,000	-
Payments on long-term debt	(35,625)	-
Proceeds from convertible preferred stock, Series C offering	9,928	-
Proceeds from equity offering, net	-	21,788
Debt acquisition costs	(4,414)	-
Other	506	537
Financing activities from discontinued operations, net	-	4,774
Net cash provided by financing activities	67,033	34,106
Net increase (decrease) in cash and cash equivalents	7,556	(38)
Cash and cash equivalents at beginning of period	13	91
Cash and cash equivalents at end of period	$7,569	$53

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

On November 21, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sigma Holdings, LLC (the “Seller”). Under the Purchase Agreement, the Company purchased substantially all of the assets which were operated under the trade name Fifth Gear (the “Fifth Gear Assets”); and the Company entered into a five-year Amended and Restated Credit and Guaranty Agreement, $100 million term loan credit facility with various lenders. The Amended and Restated Credit Facility replaced in its entirety the Company’s $50.0 million term loan facility.

On July 9, 2014, the Company completed the sale of its Distribution business and entered into a five-year, $50 million term loan credit facility with various lenders, which was terminated by the Amended and Restated Credit and Guaranty Agreement. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

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

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

Note 2 Acquisition

Fifth Gear

On November 21, 2014, the Company completed the Purchase Agreement of Fifth Gear Assets. Total consideration included: $55.0 million in cash at closing, and up to 7,000,000 shares of the Company’s common stock upon Fifth Gear’s achieving certain financial metrics for the twelve months ended December 31, 2014.  The cash paid at closing was funded by the Company's Amended and Restated Credit and Guaranty Agreement.   The combined fair value of the earn-out consideration was estimated to be $10.4 million based upon Level 3 fair value valuation techniques (unobservable inputs that reflect the reporting entity’s own assumptions).  A financial model was applied to estimate the value of the consideration that utilized the income approach and option pricing theory to compute expected values and probabilities of reaching the various thresholds in the agreement. Key assumptions included (i) the product of nine times the 2014 Adjusted EBITDA of Seller, on a combined and consolidated basis exceeds (ii) $55 million in an amount not to exceed 7,000,000 shares of the Company’s common stock. We have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill. The final earn-out is subject to change until working capital calculations are settled with the Seller.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The preliminary goodwill of $32.3 million arising from the Purchase Agreement consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fifth Gear. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed.

The purchase price was allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash, net of cash acquired	$54,821
Earn out obligation	10,441
Working capital adjustment	(500)
Fair value of total consideration transferred	$64,762
The Fifth Gear purchase price was allocated as follows:
Accounts receivable	$5,175
Inventory	1,190
Prepaid expenses and other assets	740
Property and equipment	5,611
Purchased intangibles:
Developed product technologies	3,070
Customer relationships	20,100
Tradenames	522
Goodwill	32,311
Accounts payable	(1,513)
Accrued expenses and other liabilities	(2,444)
$64,762

The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments in areas including but not limited to the final amount and valuation of common stock issuable for the earn-out, final working capital settlement, and the valuation of acquired property, equipment and intangible assets.

Net sales of Fifth Gear, included in net revenue - in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2014 was $6.9 million.  Fifth Gear provided operating income of $0.6 million to the consolidated Company’s operating income for the three and nine months ended December 31, 2014.

Acquisition-related costs (included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2014 were $2.0 million.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of Fifth Gear had been completed as of the beginning of fiscal 2015.  The pro forma presentation below does not include any impact of transaction costs or synergies.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net sales	$46,527	$46,792	$118,585	$123,026
Loss from operations	$(1,133)	$(2,457)	$(6,279)	$(5,073)
Net loss	$(9,004)	$(2,693)	$(24,559)	$(13,710)
Loss per common share:
Basic	$(0.13)	$(0.04)	$(0.36)	$(0.22)
Diluted	$(0.13)	$(0.04)	$(0.36)	$(0.22)

Note 3 Discontinued Operations and Disposition

On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC (the “Buyers”). The Company received cash proceeds of $5.0 million and a promissory note from the Buyers in an amount equal to $10.0 million at the close of the transaction, subject to adjustments for working capital and other matters. Based on estimated working capital and other adjustments, the Company has recognized a pre-tax gain of approximately $2.1 million, inclusive of a $1.8 million reduction during three months ended December 31, 2014 based on changes in estimated final working capital. There are no principal payments under the promissory note until July 2015, with the final as adjusted principal balance payable in equal quarterly installments over three years. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain post-closing transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The final gain is subject to change until working capital and other purchase agreement matters are settled with the Buyers.

The following table provides the components of Discontinued operations (unaudited):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$-	$149,935	$71,743	$316,099
Cost of revenue	-	136,470	70,678	289,129
Total operating expenses	475	11,551	12,445	29,103
Pre-tax income (loss) from discontinued operations	(475)	1,914	(11,380)	(2,133)
Gain (loss) on sale of discontinued operations	(1,792)	-	2,135	-
Income tax expense	(1)	(16)	(19)	(53)
Income (loss) from discontinued operations, net of tax	$(2,268)	$1,898	$(9,264)	$(2,186)

Note 4 Supplemental Cash Flow Information

For the nine months ended December 31, 2014 and 2013, net cash paid for income taxes was $31,000 and $193,000, respectively.  For the nine months ended December 31, 2014 and 2013, net cash paid for interest was $2,751,000 and $1,159,000, respectively.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The following table provides the components of changes in operating assets and liabilities (unaudited):

	Nine Months Ended December 31,
	2014	2013
Accounts receivable	$(5,321)	$(13,099)
Inventory	213	-
Prepaid expenses	(1,109)	(430)
Other assets	(17,930)	(4,693)
Accounts payable	2,581	1,937
Accrued expenses and other liabilities	12,471	2,917
Changes in operating assets and liabilities	$(9,095)	$(13,368)

We had $2.0 million in non-cash investing activities for property and equipment acquired under long-term capital leases for the nine months ended December 31, 2014.

Note 5 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	December 31, 2014			March 31, 2014
	(Unaudited)			(Audited)
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Developed technology	$4,170	$(2,318)	$1,852	$4,170	$(1,483)	$2,687
Customer relationships	34,590	(3,187)	31,403	14,490	(1,485)	13,005
Domain name	135	(33)	102	135	(19)	116
Internal-use software	6,749	(224)	6,525	244	(46)	198
Tradename	522	(44)	478	-	-	-
Trademarks (not amortized)	3,590	-	3,590	3,590	-	3,590
	$49,756	$(5,806)	$43,950	$22,629	$(3,033)	$19,596

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Debt issuance costs	$1,114	$2,771
Less: accumulated amortization	(19)	(1,848)
Debt issuance costs, net	$1,095	$923

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 6 Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Furniture and fixtures	$483	$27
Building	1,700	-
Computer and office equipment	9,486	5,561
Warehouse equipment	13,951	10,464
Leasehold improvements	2,046	826
Construction in progress	3,745	2,851
Total	31,411	19,729
Less: accumulated depreciation and amortization	(7,300)	(4,320)
Net property and equipment	$24,111	$15,409

Depreciation expense was $1.2 million and $3.0 million for the three and nine months ended December 31, 2014, respectively, and $1.4 million and $3.0 million for the three and nine months ended December 31, 2013, respectively.

Note 7 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Debt issuance costs, net	$1,095	$923
Deferred costs	13,642	3,757
Note receivable	1,459	-
Other deposits	3,125	1,234
Total other long-term assets	$19,321	$5,914

Accrued expenses consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Compensation and benefits	$1,909	$1,135
Accrued interest	45	158
Warrant	1,372	-
Earn out obligation	10,441	-
Other	4,711	437
Total accrued expenses	$18,478	$1,730

Other current liabilities consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Deferred revenue	$4,192	$3,007
Tax payable	38	733
Lease obligations	1,023	539
Line of credit for inventory purchases	1,209	-
Total other current liabilities	$6,462	$4,279

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Deferred rent	$4,980	$1,390
Deferred revenue	5,477	563
Customer deposits	14	34
Lease obligations	808	85
Total other long-term liabilities	$11,279	$2,072

Note 8 Commitments and Contingencies

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of December 31, 2014 and March 31, 2014, respectively as they are not probable or estimable.

Note 9 Bank Financing and Debt

Term Loan Credit Facility Opened in November 2014

On November 21, 2014, the Company entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC (“Garrison”) acting as the agent (the “Amended and Restated Credit Facility”). Upon the closing of the Amended and Restated Credit Facility, $100 million was funded to the Company, less certain fees and costs. The principal amount of the loans provided under the Amended and Restated Credit Facility are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility. The remaining principal balance is due and payable by the Company on November 21, 2019. The Amended and Restated Credit Facility replaced in its entirety the Company’s existing credit facility dated on July 9, 2014.

The interest rate is roughly equal to the LIBOR rate, plus 7.5%, except upon an event of default. The LIBOR rate for all loans under the Amended and Restated Term Loan is subject to a minimum level of 1.0%. The interest rate on Amended and Restated Credit Facility at December 31, 2014 was 8.50%.

The Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. The Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets.  At December 31, 2014, we were in compliance with all covenants of the agreement.

Previous Term Loan Credit Facility

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with Garrison. Upon the closing, $35 million was funded to the Company and an additional $15 million delayed draw term loan was available to the Company. Funds provided under the Amended and Restated Credit Facility was used to repay the Company’s prior $50 million term loan credit facility with Garrison. The Company recognized a loss of $3.0 million on early extinguishment of debt.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Inventory Facility

On November 21, 2014, the Company entered into a secured revolving credit agreement with a client in an aggregate principal amount not to exceed $3.5 million. The revolving credit agreement is secured by inventory ordered from approved suppliers and cash and receivables from the client’s customers, The interest rate charged is LIBOR plus 1.5%. At December 31, 2014 the facility had an outstanding balance of $1.2 million which is included in other current liabilities and an interest rate of 2.5%.

Credit Facility

On November 12, 2009, the Company entered into a three year, $65.0 million revolving credit facility (the “Credit Facility”) with Wells Fargo Capital Finance, LLC as agent and lender, and a participating lender. In conjunction with the sale of the Distribution business, the Credit Facility was paid in full and terminated effective July 9, 2014. The Company recognized an expense of $0.8 million as a result of the early termination of this facility.

Letters of Credit

  On April 14, 2011, the Company was released from a lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, prompt payments are not made under this office lease by the tenant. No claims have been made against this financial instrument. There was no indication that the tenant under that office lease would not be able to pay the required future lease payments totaling $1.8 million and $2.3 million at December 31, 2014 and March 31, 2014, respectively. Therefore, at December 31, 2014 and March 31, 2014, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

On August 8, 2014, the Company issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424, this standby letter of credit expires on August 8, 2015.

Note 10 Income Taxes

For the three months ended December 31, 2014, the Company recorded income tax expense from continuing operations of $170,000, compared to income tax expense from continuing operations of $25,000 for the three months ended December 31, 2013. The effective income tax rate applied to continuing operations for the three months ended December 31, 2014 was a negative 2.4%, compared to a negative 0.9% for the three months ended December 31, 2013.

For the nine months ended December 31, 2014, the Company recorded income tax expense from continuing operations of $343,000, compared to income tax expense from continuing operations of $53,000 for the nine months ended December 31, 2013. The effective income tax rate applied to continuing operations for the nine months ended December 31, 2014 was a negative 2.8%, compared to a negative 1.0% for the nine months ended December 31, 2013.

For the three months ended December 31, 2014, the Company recorded income tax expense from discontinued operations of $1,000, compared to income tax expense from discontinued operations of $17,000 for the three months ended December 31, 2013. The effective income tax rate applied to discontinued operations for the three months ended December 31, 2014 was a 0.0%, compared to a positive 0.9% for the three months ended December 31, 2013.

For the nine months ended December 31, 2014, the Company recorded income tax expense from discontinued operations of $19,000, compared to income tax expense from discontinued operations of $54,000 for the nine months ended December 31, 2013. The effective income tax rate applied to discontinued operations for the nine months ended December 31, 2014 was a negative 0.2%, compared to a negative 2.5% for the nine months ended December 31, 2013.

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

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

As of December 31, 2014 and March 31, 2014, the Company recorded a valuation allowance of $47.0 million and $39.5 million to offset net deferred tax assets of $45.7 million and $38.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

As of December 31, 2014 and March 31, 2014, the Company provided for a liability of $1.6 million and $1.1 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2015.

Note 11 Earnings (Loss) Per Share and Convertible Preferred Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net loss from continuing operations	$(7,134)	$(2,962)	$(12,440)	$(5,451)
Dividend for convertible preferred stock, Series C dividends	(177)	-	(409)	-
Accretion of convertible preferred stock, Series C	(1,402)	-	(3,533)	-
Income (loss) from discontinued operations, net of tax	(2,268)	1,898	(9,264)	(2,186)
Net loss attributable to common shareholders	$(10,981)	$(1,064)	$(25,646)	$(7,637)
Denominator:
Denominator for basic loss per share — weighted average shares	65,928	64,928	65,561	59,332
Denominator for diluted loss per share — weighted-average shares	65,928	64,928	65,561	59,332
Basic earnings (loss) per common share
Continuing operations	$(0.13)	$(0.05)	$(0.25)	$(0.09)
Discontinued operations	(0.03)	0.03	(0.14)	(0.04)
Net loss	$(0.16)	$(0.02)	$(0.39)	$(0.13)
Diluted earnings (loss) per common share
Continuing operations	$(0.13)	$(0.05)	$(0.25)	$(0.09)
Discontinued operations	(0.03)	0.03	(0.14)	(0.04)
Net loss	$(0.16)	$(0.02)	$(0.39)	$(0.13)

Due to the Company’s net loss for the three months ended December 31, 2014 and 2013, diluted loss per share excludes 3.3 million and 3.8 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company’s net loss for the nine months ended December 31, 2014 and 2013, diluted loss per share excludes 2.6 million and 3.8 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the Series C preferred stock and warrants as their inclusion would have been anti-dilutive for the three and nine months ended December 31, 2014.

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

Each Holder of Series C Preferred Stock, in preference and priority to the holders of all other classes or series of stock, shall be entitled to receive quarterly dividends at the rate of seven percent (7%) per annum of the Series C Stated Value (the “Series C Preferred Dividends”). On December 31, 2014, the Company issued 59,158 additional shares of Series C Preferred Stock as a dividend in accordance with the terms of Section 2 of the Certificate of Designation of Series C Preferred Stock dated June 2, 2014.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The warrants issued with the Series C preferred stock are accounted for using the liability method and is subject to mark-to-market adjustments at each reporting period. The fair value of the warrants at issuance was $1.7 million and the fair value was $1.4 million at December 31, 2014. Changes in fair value are included in other non-operating income in the statement of operations.

Note 12 Stock Option Plan

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

The 2014 Plan authorizes the Compensation Committee, which is composed of independent non-employee directors, to make stock-based awards. The 2014 Plan also authorizes the Board to make stock-based awards to non-employee directors. The 2014 Plan is administered by the Compensation Committee, which selects the participants to be granted options or other awards under the 2014 Plan, determines the amount of grants or awards to participants, and prescribes discretionary terms and conditions of each grant not otherwise fixed under the 2014 Plan. All employees of the Company are eligible for participation under the 2014 Plan. As of the date hereof, no awards have been granted under the 2014 Plan and future awards cannot be quantified or estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of end-to-end E-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.8 million square feet of fulfillment center space in Pennsylvania, Ohio, Missouri and Texas. Our facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas with Fifth Gear administration in Indianapolis, Indiana.

Recent Events

On November 21, 2014, we completed the purchase of certain assets of Sigma Holdings LLC under the trade name of Fifth Gear. Total consideration included: $55.0 million in cash at closing (subject to working capital adjustment), and up to 7,000,000 shares of our Common Stock upon Fifth Gear’s achieving certain financial metrics ending for its fiscal year ended December 31, 2014.  The cash paid at closing was funded by the Amended and Restated Credit and Guaranty Agreement. The combined fair value of the earn-out consideration was estimated to be $10.4 million. We have not yet finalized the preliminary assessment of the fair value of tangible assets and intangible assets separate from goodwill.

On November 21, 2014, we entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders. Upon the closing of the Amended and Restated Credit Facility, $100 million was funded to us, less certain fees and costs. The principal amount of the loans provided under the Amended and Restated Credit Facility are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility. The remaining principal balance is due and payable on November 21, 2019. The Amended and Restated Credit Facility replaced in its entirety our existing credit facility dated on July 9, 2014.

On July 9, 2014, we entered into an Asset Purchase Agreement with Wynit Distribution, LLC to sell substantially all of the assets of our legacy Distribution business. The total purchase price for the Distribution business was $15 million. As of December 31, 2014, we has recognized a gain of $2.1 million on the sale which remains subject to final adjustments. Pursuant to the Asset Purchase Agreement, $5 million of the purchase price was paid in cash and up to an additional $10 million is payable to us under a promissory note that is secured by all of Buyer’s assets. Our security interest in the buyer’s assets is subordinated to the buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction. The promissory note amount will be reduced if certain amounts are payable by us to buyer in connection with certain post-closing adjustments. Potential adjustments include, among other things, a final working capital adjustment. We has adjusted the value of the promissory note to $1.5 million based on estimated adjustments but has not yet finalized all post-closing adjustments that may impact the value of the promissory note with the buyer. In connection with the sale, we and the buyer also entered into a transition services agreement to provide one another with certain transitional services. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

On June 2, 2014, we closed a private offering with institutional investors for approximately $10 million of our Series C Preferred Stock. Under the terms of the offering, we sold an aggregate of 3,333,333 shares of our Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million. The net proceeds of the offering were used to pay down indebtedness and for general corporate purposes.

In June 2014, we announced the launch of SARA X, a pre-configured accelerator for Oracle Commerce.  SARA X is targeted to midsize E-commerce retailers as a lower cost E-commerce platform that can be launched quickly. SARA X is pre-configured with features and functionality generally found in E-commerce web sites with a fully customizable "look & feel" to represent the retailer's brand.

Our Business

We offer an end-to-end outsourcing solution to our clients allowing them to have a single point of contact and integration for their E-commerce business and logistics management. We offer a flexible suite of services that allow us to customize our solutions and services to the needs of each client. The services to be provided and service levels for each client are defined by the terms of the written contract with each client. While we maintain client inventory at our fulfillment centers, we rarely own any of the inventory. Our earned revenue is based upon transaction fees earned from the services performed in accordance with the contract provisions. Recurring contract service elements are charged based upon the number of transactions processed and recognized as the services are performed. Upfront costs to onboard clients, including web site development, are deferred and recognized over the expected life of the relationship with the client.

Our clients include retailers such as The Army & Air Force Exchange Service and Navy Exchange Service Command, Justice, Yankee Candle, and Avenue With the addition of Fifth Gear in November 2014, our client base expanded to include, among others, Burger King, Lens.com, Smithsonian Institute, Zeeberry.com and popular pet specialty companies, Dog.com, Horse.com and Petbox. In October, we launched our E-commerce solution with Lowe’s Mexico, our first client in Mexico.

As a result of the acquisition of Fifth Gear, we have significantly expanded our fulfillment services infrastructure and the combined company has opportunities to cross-market web site and development and fulfillment services to its expanded customer base. The expanded footprint of our combined fulfillment centers affords clients greater flexibility to manage their inventory levels and cost structures. Fifth Gear’s client base includes a number of clients that are less subject to seasonal retail trends.

Working Capital and Capital Resources

Historically, our distribution business required significant levels of working capital primarily to finance accounts receivable and inventories. In addition, we have invested in variety of growth initiatives for our E-commerce business including the acquisition of Fifth Gear, expansion of our Ohio fulfillment center, automated sortation equipment, significant upfront new client deployment efforts and the development of SARA X.

On November 21, 2014, the Company entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC (“Garrison”) acting as the agent (the “Amended and Restated Credit Facility”). Upon the closing of the Amended and Restated Credit Facility, $100 million was funded to the Company, less certain fees and costs. The principal amount of the loans provided under the Amended and Restated Credit Facility are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility. The remaining principal balance is due and payable by the Company on November 21, 2019. Funds provided under the Amended and Restated Credit Facility were used to fund our purchase of Fifth Gear and to repay the Company’s previous $50.0 million term loan facility with Garrison.

The Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. The Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the Company’s assets. At December 31, 2014, we were in compliance with all covenants of the agreement.

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with various lenders and Garrison Loan Agency Services, LLC. Upon the closing of the Term Loan, $35 million was funded to the Company, less certain fees and costs. An additional $15 million delayed draw term loan was available to the Company under the Term Loan. Funds provided under the Term Loan, together with funds received in connection with the sale of the Company’s retail distribution and software publishing business, were used to repay in full the Company’s previous line of credit with Wells Fargo Capital Finance LLC, which was terminated in connection with the entry into the Term Loan. We refinanced the $50 million term loan credit facility in November with the Amended and Restated Credit Facility.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business could adversely affect our results of operations;

●	the divestiture of our distribution business could result in post-transaction payments and adjustments;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●

the expected benefits of our acquisition of Fifth Gear or any future acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss (Unaudited).

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
Net revenue	$38,257	100.0%	$32,576	100.0%	$83,384	100.0%	$83,154	100.0%
Cost of revenue	29,200	76.3	28,894	88.7	64,096	76.9	67,840	81.6
Gross profit	9,057	23.7	3,682	11.3	19,288	23.1	15,314	18.4
Operating Expenses:
Selling and marketing	627	1.6	732	2.2	2,392	2.9	1,879	2.3
General and administrative	7,470	19.5	3,374	10.4	15,221	18.3	11,536	13.9
Information technology	1,223	3.2	698	2.1	3,023	3.6	2,075	2.5
Depreciation and amortization	2,274	5.9	1,381	4.2	5,888	7.1	4,000	4.8
Total operating expenses	11,594	30.2	6,185	18.9	26,524	31.9	19,490	23.5
Loss from operations	(2,537)	(6.5)	(2,503)	(7.6)	(7,236)	(8.8)	(4,176)	(5.1)
Interest expense, net	(1,130)	(3.0)	(432)	(1.3)	(2,509)	(3.0)	(1,230)	(1.5)
Loss on early extinguishment of debt, net	(3,047)	(8.0)	-	-	(3,863)	(4.6)	-	-
Other income	(250)	(0.7)	(2)	-	1,511	1.8	8	-
Loss from continuing operations, before income tax	(6,964)	(18.2)	(2,937)	(8.9)	(12,097)	(14.6)	(5,398)	(6.6)
Income tax expense from continuing operations	(170)	(0.4)	(25)	(0.1)	(343)	(0.4)	(53)	(0.1)
Net loss from continuing operations	(7,134)	(18.6)	(2,962)	(9.0)	(12,440)	(15.0)	(5,451)	(6.7)
Discontinued operations:
Gain on sales of discontinued operations	(1,792)	(4.7)	-	-	2,135	2.6	-	-
Loss from discontinued operations, net of tax	(476)	(1.2)	1,898	5.8	(11,399)	(13.7)	(2,186)	(2.6)
Net loss	$(9,402)	(24.5)%	$(1,064)	(3.2)%	$(21,704)	(26.1)%	$(7,637)	(9.3)%

Results from Continuing Operations

Three Months Ended December 31, 2014 compared to Three Months Ended December 31, 2013

Net Revenue

Net revenue was $38.3 million for the three months ended December 30, 2014 compared to $32.6 million for the three months ended December 31, 2013, an increase of $5.7 million, or 17.5%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $29.2 million for the three months ended December 31, 2014 compared to $28.9 million for the three months ended December 31, 2013, an increase of $0.3 million, or 1.0%. The increase was primarily due to our Fifth Gear acquisition and higher operating costs in our Ohio fulfillment center. The cost of revenue for the three months ended December 31, 2014 included $5.0 million in transition costs for the consolidation of our Dallas facility and relocation of our Ohio facility.

Operating Expenses

Selling and marketing expenses were $0.6 million for the three months ended December 31, 2014 compared to $0.7 million for the three months ended December 31, 2013, a decrease of $0.1 million, or 14.3%. The decrease was primarily due to changes in the sales team during the third quarter of fiscal 2015, partially offset by incremental costs due to Fifth Gear acquisition.

General and administrative expenses were $7.5 million for the three months ended December 31, 2014 compared to $3.4 million for the three months ended December 31, 2013, an increase of $4.1 million, or 120.6%. The increase was primarily due to our Fifth Gear acquisition costs of $2.0 million and $1.8 million related to incremental Fifth Gear’s expenses. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $1.2 million for the three months ended December 31, 2014 compared to $0.7 million for the three months ended December 31, 2013, an increase of $0.5 million or 71.4%. The increase was primarily attributable to our Fifth Gear acquisition and personnel growth in IT infrastructure and support costs for new clients launched in fiscal 2015.

Depreciation and amortization expenses were $2.3 million for the three months ended December 31, 2014 compared to $1.4 million for the three months ended December 31, 2013, an increase of $0.9 million or 64.3%. The increase was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Interest expense, net

Interest expense was $1.1 million for the three months ended December 31, 2014 compared to expense of $0.4 million for the three months ended December 31, 2013, an increase of $0.7 million or 175.0%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Total other income and loss

Total other loss was $3.3 million for the three months ended December 31, 2014 compared to $0.0 million for the three months ended December 31, 2013, an increase of $3.3 million or 100.0%. Total other loss included a $3.0 million of expense related to early extinguishment of debt and $0.2 million of expense related to changes in fair value of our convertible warrants.

Results from Continuing Operations

Nine Months Ended December 31, 2014 compared to Nine Months Ended December 31, 2013

Net Revenue

Net revenue was $83.4 million for the nine months ended December 31, 2014 compared to $83.2 million for the nine months ended December 31, 2013, an increase of $0.2 million, or 0.2%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue, the departure of a significant client and non-recurring IT pass through licensing fees of $4.8 million earned in fiscal 2014.

Cost of Revenue

Cost of revenue was $64.1 million for the nine months ended December 31, 2014 compared to $67.8 million for the nine months ended December 31, 2013, a decrease of $3.7 million, or 5.5%. The decrease was primarily due to $6.6 million of transition costs incurred in fiscal 2014 related to the consolidation of Dallas facility and relocation of the Ohio facility, partially offset by incremental costs from the acquisition of Fifth Gear in November 2014.

Operating Expenses

Selling and marketing expenses were $2.4 million for the nine months ended December 31, 2014 compared to $1.9 million for the nine months ended December 31, 2013, an increase of $0.5 million, or 26.3%. The increase was primarily attributable to personnel growth in the sales team and marketing programs for the introduction of SARA X.

General and administrative expenses were $15.2 million for the nine months ended December 31, 2014 compared to $11.5 million for the nine months ended December 31, 2013, an increase of $3.7 million, or 32.2%. The increase was primarily due to Fifth Gear acquisition costs of $2.0 million and $1.8 million related to Fifth Gear’s expenses. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $3.0 million for the nine months ended December 31, 2014 compared to $2.1 million for the nine months ended December 31, 2013, an increase of $0.9 million or 42.9%. The increase was primarily attributable to personnel growth in IT infrastructure and support for new client launches in fiscal 2015.

Depreciation and amortization expenses were $5.9 million for the nine months ended December 31, 2014 compared to $4.0 million for the nine months ended December 31, 2013, an increase of $1.9 million or 47.5%. The increase was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Interest expense, net

Interest expense was $2.5 million for the nine months ended December 31, 2014 compared to expense of $1.2 million for the nine months ended December 31, 2013, an increase of $1.3 million or 108.3%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Total other income and loss

Other loss was $2.4 million for the nine months ended December 31, 2014 compared to $0.0 million for the nine months ended December 31, 2013, an increase of $2.4 million or 100.0%. Total other loss included $3.9 million of expense related to early extinguishment of debt, offset by a $0.3 million gain in fair value of our convertible warrants and a $1.3 million settlement of certain pre-acquisition liabilities.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended December 31, 2014, the Company recorded income tax expense from continuing operations of $170,000, compared to income tax expense from continuing operations of $25,000 for the three months ended December 31, 2013. The effective income tax rate applied to continuing operations for the three months ended December 31, 2014 was a negative 2.4%, compared to a negative 0.9% for the three months ended December 31, 2013.

For the nine months ended December 31, 2014, the Company recorded income tax expense from continuing operations of $343,000, compared to income tax expense from continuing operations of $53,000 for the nine months ended December 31, 2013. The effective income tax rate applied to continuing operations for the nine months ended December 31, 2014 was a negative 2.8%, compared to a negative 1.0% for the nine months ended December 31, 2013.

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

Discontinued Operations

On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC. The Company received cash proceeds of $5.0 million and a promissory note from the Buyers in an amount equal to $10.0 million at the close of the transaction, subject to adjustments for working capital and other matters. Based on estimated working capital and other adjustments, the Company has recognized a pre-tax gain of approximately $2.1 million, inclusive of a $1.8 million expense during three months ended December 31, 2014 based on changes in estimated final working capital. There are no principal payments under the promissory note until July 2015, with the final as adjusted principal balance payable in equal quarterly installments over three years. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain post-closing transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented. The final gain is subject to change until final working capital adjustments and other purchase agreement matters are settled with the Buyers.

The following table provides the components of discontinued operations (unaudited):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$-	$149,935	$71,743	$316,099
Cost of revenue	-	136,470	70,678	289,129
Total operating expenses	475	11,551	12,445	29,103
Pre-tax income (loss) from discontinued operations	(475)	1,914	(11,380)	(2,133)
Gain (loss) on sale of discontinued operations	(1,792)	-	2,135	-
Income tax expense	(1)	(16)	(19)	(53)
Income (loss) from discontinued operations, net of tax	$(2,268)	$1,898	$(9,264)	$(2,186)

Net revenue for the Distribution business was $0 million for the three months ended December 31, 2014 as compared to $149.9 million for the three months ended December 31, 2013, a decrease of $149.9 million or 100.0%. The decrease in net revenue was due to our sale of the Distribution business during second quarter of fiscal 2015. Net revenue for the Distribution business was $71.7 million for the nine months ended December 31, 2014 as compared to $316.1 million for the nine months ended December 31, 2013, a decrease of $244.4 million or 77.3%. The decline in net revenue was due to operating only 100 days during the fiscal year of 2015 compared to 275 days during the fiscal year of 2014. Pre-tax loss from discontinued operations was $0.5 million and $11.4 million for the three and nine months ended December 31, 2014, respectively, as compared to pre-tax income of $1.9 million and pre-tax loss $2.1 for the three and nine months ended December 31, 2013, respectively.

Market Risk

At December 31, 2014, we had $99.4 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $993,750 impact on our annual interest expense.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during the nine months ended December 31, 2014 were $2.0 million and were primarily impacted by the following:

●

Non-cash charges of $9.8 million, including depreciation and amortization of $5.9 million, which increased due to the purchases of computer hardware for new client launches scheduled for fiscal 2015 and fiscal year 2015 charges for the enhancements to the sortation equipment in our Ohio fulfillment center, share-based compensation of $1.5 million, increases in deferred income taxes of $1.3 million, and amortization of debt acquisition cost of $1.1 million;

●	Accounts receivable increased $5.3 million, resulting from the timing of collections;
●	Prepaid expenses increased $1.1 million, primarily from timing of annual insurance renewals and rent payments;
●	Other assets increased $17.9 million, primarily due to additional deferred project costs for in-process client development;
●	Accounts payable increased $2.6 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses and other liabilities increased by $12.5 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows used in operating activities during the nine months ended December 31, 2013 were $25.6 million and were primarily impacted by the following:

●	Non-cash charges of $4.9 million, including depreciation and amortization of $4.0 million, share-based compensation of $0.7 million, and amortization of debt acquisition cost $0.2 million;
●	Accounts receivable increased $13.1 million, primarily due to the trade season sales activity and the timing of certain payments;
●	Prepaid expenses increased $0.4 million, primarily from the timing of annual insurance renewals and rent payment;
●	Other assets increased $4.7 million, primarily due to deferred project costs for client development;
●	Accounts payable increased $1.9 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses and other liabilities increased $2.9 million, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $57.5 million for the nine months ended December 31, 2014 and cash flows used in investing activities totaled $8.6 million for the same period last year.

The purchases of property, equipment and software totaled $7.7 million and $8.4 million in the nine months ended December 31, 2014 and 2013, respectively. Payment received from sale of Distribution business was $5.0 million in the second quarter of fiscal 2015. Cash paid related to the Fifth Gear acquisition was $54.8 million in the third quarter of fiscal 2015. Payment received from the working capital adjustment related to the acquisition of SpeedFC was $0.3 million in the first quarter of fiscal 2014.

Financing Activities

Cash flows provided by financing activities totaled $67.0 million for the nine months ended December 31, 2014. In first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of Series C convertible preferred stock, and we had net payment to the revolving line of credit of $38.4 million. We received $135 million net proceeds and paid $35.6 million related to our term loan credit facility. We received $0.5 million from other sources including proceeds from option exercises.

Cash flows provided by financing activities totaled $34.1 million for the nine months ended December 31, 2013, and we had net proceeds from the revolving line of credit of $7.0 million and $0.5 million from other sources including proceeds from option exercises. We received $21.8 million in net proceeds from the issuance of 8,000,000 shares of our common stock.

Discontinued Operations

Net cash flows provided by discontinued operations were $7.2 million for the nine months ended December 31, 2014 and consisted of $7.2 million of cash flows provided by operating activities, and $32,000 of cash flows used in investing activities.

Net cash flows used in discontinued operations were $7.5 million for the nine months ended December 31, 2013 and consisted of $11.8 million of cash flows used in operating activities, $0.5 million of cash flows used in investing activities and $4.8 million of cash flows provided by financing activities.

Capital Resources

Series C Preferred Stock

On June 2, 2014, we entered into a Purchase Agreement pursuant to which the Company issued and sold to institutional investors an aggregate of 3,333,333 of the Company’s Series C Convertible Preferred Stock and warrants to purchase an aggregate of up to 833,333 shares of the Company’s common stock. In connection with the sale of the Series C Preferred Stock and Warrants, the Company entered into a registration rights agreement with the Investors. The Company received gross proceeds of approximately $10,000,000, less transaction expenses.

The Series C Preferred Stock accrues dividends at an annual rate of 7% payable in cash or, at the Company’s option with respect to dividends accrued during the first year, additional shares of Series C Preferred Stock, and is convertible at any time commencing six months after the Closing into common stock of the Company at a conversion price of $3.00 per share (subject to adjustment). On December 31, 2014, the Company issued 59,158 additional shares of Series C Preferred Stock as dividend in accordance with the terms of Section 2 of the Certificate of Designation of Series C Preferred Stock dated June 2, 2014. The Company has the right to force the conversion of the Series C Preferred Stock in the event that the Company’s common stock trades above $5.00 per share (subject to adjustment) for 28 trading days in a 30 consecutive trading day period commencing on the initial convertibility date provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. Commencing on the one-year anniversary of the issuance date, the Company also has the right to call the outstanding Series C Preferred Stock at a redemption price per share equal to 110% of the stated value per share of the Series C Preferred Stock, plus accrued and unpaid dividends thereon, provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met.

The Company also issued warrants to the Series C preferred share investors which are exercisable at any time six months after their issuance and entitle the investors to purchase shares of the Company’s common stock for a period of five years from the date of the warrants. The warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Warrants for cash in the event that the Company’s common stock trades above $6.00 (subject to adjustment) for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. In connection with certain specified “fundamental transactions” or a “change of control” the investors have the right to require the Company to repurchase the warrants for their Black-Scholes value calculated as provided in the warrants. Based on fair value allocation $1.7 million of the proceeds from the Series C preferred offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting. We recognized $186,000 of loss and $358,000 of gain for the three and nine months ended December 31, 2014, respectively, for as fair value adjustment which is included in other income (expense) in our statement of operations.

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our Amended and Restated Credit and Guaranty Agreement, which is currently fully funded. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.

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

We currently believe cash and cash equivalents, funds generated from the expected results of operations, funds provided under our Amended and Restated Credit and Guaranty Agreement, which is currently fully funded and vendor terms plus funds received (and to be received) from the sale of our distribution business will be sufficient to satisfy our working capital requirements, other cash needs, and to finance expansion plans and strategic initiatives for at least the next twelve months.

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

(b) Change in Internal Controls over Financial Reporting

During the third quarter of 2014, we acquired Fifth Gear, (see Note 2 Acquisition), which represented 35.9% of our total assets as of December 31, 2014. We are in the process of fully integrating Fifth Gear into our internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Fifth Gear have been excluded. Otherwise, there were no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Proceedings disclosed in Note 8 to our consolidated financial statements included herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.1	Asset Purchase Agreement dated November 21, 2014 by and among the Company and Sigma Holdings, LLC		8-K		2.1	11/26/2014

10.2	Amended and Restated Credit and Guaranty Agreement dated November 21, 2014 among the Company, Garrison Loan Agency Services, LLC, as Agent, and Lenders		8-K		10.1	11/26/2014

10.3	Financial Statements of Business Acquired as of December 31, 2013		8-K/A		99.1	2/4/2015

10.4	Financial Statements of Business Acquired as of September 30, 2014		8-K/A		99.2	2/4/2015

10.5	Pro Forma Financial Information as of September 30, 2014		8-K/A		99.3	2/4/2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the SEC on February 9, 2015, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and March 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements (Unaudited)

		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speed Commerce, Inc.
(Registrant)

Date: February 9, 2015	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2015	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)