Form 10-K
period 2015-03-31
Speed Commerce, Inc.
filed 2015-06-15
CIK 911650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant as of September 30, 2014 was approximately $136,321,000 (based on the closing price of such stock as quoted on The NASDAQ Global Market of $2.75 on such date).

The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 79,053,022 as of June 12, 2015.

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

We manage over 1.8 million square feet of fulfillment center from four facilities located in Pennsylvania, Ohio, Missouri, and Texas, utilizing advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience by providing 24x7 customer support. Our corporate headquarters and web development and technology operations are based in Dallas, Texas.

Recent Developments

On April 16, 2015, we sold 13,035,713 shares of our common stock, Series A Warrants to purchase up to 7,776,784 shares of our common stock and Series B Warrants to purchase up to 2,000,000 shares of our common stock. Each share of our common stock was sold together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. The securities were sold at a price of $0.56 per share and related Series A Warrant and Series B Warrant. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance, subject to our right, exercisable within 90 days of the issuance date, to reduce the number of shares of our common stock available for exercise of the Series A Warrants to the extent needed to sell additional securities in a public or private offering for cash, and will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants are exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date our shareholders approve an increase in the number of our authorized shares of common stock in an amount sufficient to permit the exercise in full of the warrants, and will expire on the fifth anniversary of the date they first become exercisable. The shares of common stock, the Series A Warrants and the Series B Warrants are immediately separable. We do not have a sufficient number of authorized shares of our common stock to permit the exercise of the Series B Warrants. We are required to call a shareholders meeting within 135 days of closing, which is schedule to be held on June 30, 2015, to increase the number of shares of our common stock we are authorized to issue. In the event that we are unable to effect an increase in our authorized shares of common stock by October 21, 2015, the investors will have certain rights to require us to repurchase the unexercisable portion of their Series B Warrants based on the Black Scholes value thereof as calculated pursuant to a formula contained in the Series A Warrants and the Series B Warrants.

On March 16, 2015, we entered into an agreement to which we exchanged an aggregate of 344,001.10 shares of Series D Preferred Stock for all the outstanding shares of our Series C Convertible Preferred Stock held by the original institutional holders. The effect was to restructure the terms of its outstanding Series C Convertible Preferred Stock to lower the annual dividend rate from 7% to 5%, reduce the conversion price at which shares will convert into our common stock from $3.00 to $1.50, reduce the price at which we have the right to force the conversion of the preferred stock from $5.00 to $2.50 and limit the voting rights of the holders. The restructuring was affected by exchanging one share of a newly established Series D Convertible Preferred Stock has a stated value of $30 per share, for each ten shares of outstanding Series C Preferred Stock, which has a stated value of $3 per share, plus accrued dividends. In the exchange, the Company issued a total of 344,001.10 shares of Series D Preferred Stock. In connection with the issuance of the Series D Preferred Stock, we entered into a registration rights agreement with the holder.

On November 21, 2014, we completed the purchase of certain assets of Sigma Holdings LLC under the trade name of Fifth Gear. Total consideration included: $54.3 million in cash, net of cash acquired, and up to 7,000,000 shares of our Common Stock upon Fifth Gear’s achieving certain financial metrics ending for its fiscal year ended December 31, 2014.  The cash paid at closing was funded by the Amended and Restated Credit and Guaranty Agreement. In April 2015, the purchase agreement was amended to increase the maximum number of common shares for the earn-out consideration from 7,000,000 shares to 8,400,000 shares. These shares are not presently reserved for issuance and the earn-out amount will be determined by the Company on or before October 31, 2015. If such shares are not issued, cash held in escrow will be released, restrictive covenants lapse and indemnity limits will be reduced.

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

On July 9, 2014, we entered into an Asset Purchase Agreement with Wynit Distribution, LLC to sell substantially all of the assets of our legacy Distribution business. The total purchase price for the Distribution business was $15 million. As of March 31, 2015, we recognized a gain of $2.2 million on the sale. Pursuant to the Asset Purchase Agreement, $5 million of the purchase price was paid in cash and up to an additional $10 million is payable to us under a promissory note that is secured by all of Buyer’s assets. Our security interest in the buyer’s assets is subordinated to the buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction. The promissory note amount will be reduced if certain amounts are payable by us to buyer in connection with certain post-closing adjustments. Potential adjustments include, among other things, a final working capital adjustment. The value of the promissory note has been adjusted to $1.5 million based on final agreement on post-closing adjustments. In connection with the sale, we and the buyer also entered into a transition services agreement to provide one another with certain transitional services. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

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

In June 2014, we announced the launch of SARA, a pre-configured accelerator for Oracle Commerce.  SARA is targeted to midsize E-commerce retailers as a lower cost E-commerce platform that can be launched quickly. SARA is pre-configured with features and functionality generally found in E-commerce web sites with a fully customizable "look & feel" to represent the retailer's brand.

E-commerce and Fulfillment Market

In calendar 2014, the US retail E-commerce market was estimated at $306 billion, as compared to $264 billion for calendar 2013, and is estimated to grow to $498 billion by 2018. The year-over-year increase of 13% continues a long-term trend of double digit growth in the marketplace. The U.S Commerce Department reported that E-commerce spending for the fourth quarter of calendar 2014 was approximately $80 billion, a 15% increase over same period in the prior year. In the United States, e-commerce accounts for about 10% of retail sales and growth in the relative percentage of e-commerce sales is anticipated to continue as consumers become more comfortable with online shopping. We believe that the fundamental growth in e-commerce sales has and will require retailers to invest in e-commerce sales and distribution platforms as consumers shift spending patterns from traditional physical stores to online shopping portals.

Speed Commerce’s E-commerce and Fulfillment Services

Our clients include retailers such as, Yankee Candle, Avenue, Spencers and Lenox.  Our clients also include The Army & Air Force Exchange Service, Navy Exchange Service Command and Veterans Canteen Services which offer online shopping services to qualified military personnel and veterans.

With the acquisition of Fifth Gear, our client base expanded to include a variety of B2B, online only retailer and niche market retailers such as Burger King, All Heart, Dog.com and Scrubs and Beyond. We believe that Fifth Gear’s customer base helps diversify our overall client base and reduces our exposure to holiday trade season seasonality. In addition, with the acquisition of Fifth Gear we now have the ability to offer product personalization with shorter lead times.

We offer an end-to-end e-commerce outsourcing solution to our clients, which allows our clients to have a single point of contact and integration for their e-commerce business, customer care and logistics management. Our fulfillment centers allow clients to place their inventory in locations that help reduce freight charges to and from the fulfillment center as well as reduce the time to deliver orders to their customers. We offer a flexible suite of services that allow us to customize our solutions and services to the needs of each client. The services to be provided and service levels for each client are defined by the terms of the written contract with each client. While we maintain client inventory at our fulfillment centers, we do not typically own our clients’ inventory. Our earned revenue is based upon transaction fees earned from the services performed in accordance with the contract provisions. Recurring contract service elements are charged based upon the number of transactions processed and recognized as the services are performed. Additional services for technology or logistics management services are generally billed on a time and material basis. Upfront costs to onboard a client, including web site development, are deferred and recognized over the expected life of the relationship with the client.

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

The core of our technology services is SARA. We continue to invest in the development of its functionality and believe that it will provide us a competitive advantage by being able to significantly reduce the time and expense to deploy and maintain client web platforms. SARA is a pre-integrated reference application has more than 100 out-of–the-box functionality features pre-configured with Oracle content management, SPEED order management systems and numerous third-party applications including back office applications, payment processors, analytic tools, marketing providers and fulfillment center management systems.

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

Our use of technology enables us to design and deliver services for each client’s fulfillment and customer support needs. The open architecture of our technology platform permits us to seamlessly interact with many different e-commerce platforms and client support systems.  SPEED order allows clients to review their programs’ progress on-line to obtain real-time comprehensive trend analysis, inventory levels and order status and to instantly alter certain program parameters.  As the needs of a client evolve, our web development team works with our client services team to modify the program on an ongoing basis.  Information can be exchanged via real-time XML, direct system integration, EDI, secure FTP and internet access.  We believe that our flexible technology platform provides us with the resources to continue to offer leading edge services to current and new clients and to integrate our systems with their system based on the clients preferred technology.  We believe that the integrity of client information is adequately protected by our data security system.

We also provide our clients the ability to utilize our team of developers, web architects, system integrators and infrastructure specialists for technical and functional development projects.

Fulfillment.  Through our four fulfillment centers, we provide full service outsourcing solutions to clients for E-commerce and logistics management services. For the year ended March 31, 2015, we shipped approximately $1.5 billion in gross merchandise value of e-commerce products for our clients. We are committed to delivering our clients’ products to their customers on a timely and accurate basis. Our omni-channel platform supports various fulfillment options including drop shipments, store shipment, pick-up in store and ship to store, in addition to delivery from our fulfillment centers. Our fulfillment personnel pick, pack, verify and ship product orders and requests for our clients.  We use several custom-designed, semi-automated packaging and labeling lines to pack and ship products as well as highly automated and conveyorized systems utilizing RF scanning. By utilizing these technologies, we are able to reduce labor costs and provide more timely shipments to our clients’ customers. We streamline and customize the fulfillment procedures for each client based upon the client’s request and the tracking, reporting and inventory controls necessary to implement that client’s marketing support program. We also offer comprehensive product return services management whereby our personnel receive, repackage and return to stock products that are returned from our clients’ consumers.

We also provide a variety of value added services at our fulfillment centers including embroidery, engraving and other personalization services. Each of our fulfillment centers also provide specialized kitting and assembly of packages, vendor compliance management, custom packaging and gift wrapping and bulk processing and sortation. We believe these and other services allow our clients a fully customized and personalized service for their customers.

Through our SPEED order reporting system, clients are able to monitor sales activity, inventory reorder levels, and evaluate shipping methods in order to reduce the total cost of shipping. We have long-established relationships with parcel carriers including FedEx and USPS. Our clients are able to benefit from discounted shipping rates based on our aggregate volume of shipments.

Contact Center Services. We provide customer care management services for our clients that are completely integrated with our fulfillment and web platforms. We operate four customer contact centers with over 650 seats with 24 hours per day, seven days a week availability. Our customer care management systems support email, web chat and live voice options to deliver an exceptional customer experience across all touch points.

Our customer service representatives take orders for certain clients and resolve questions regarding shipping, billing and order status as well as a variety of other questions. We provide dedicated customer care agents or shared groups or a combination to provide economy of scale benefits to our clients. Our services include brand scripting and training, up-sell, cross-sell and save-the-sale, along with quality monitoring and controls. We also provide payment processing and fraud support services.

Competition

Many companies offer, on an individual basis, one or more of the same services offered by our E-commerce and Fulfillment services business. We face competition from many different sources, depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as we do. Some of our competitors in this segment are eBay Enterprises, PFSWeb, Inc., and Innotrac Corporation. Many of these companies have greater capabilities than we do for the single or multiple functions the competitors provide. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house personnel of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors or competitive factors in the future.

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

Employees

As of March 31, 2015, we had 1,609 employees of which 75 were employed in our Mexico operations. None of our employees are subject to collective bargaining agreements and are not represented by unions. We believe we have good relations with our employees. We also utilize temporary labor during peak operational periods.

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

Executive Officers of the Company

The following table sets forth our executive officers as of June 12, 2015:

Name	Age	Position
Richard S Willis	54	President, Chief Executive Officer
Terry J. Tuttle	55	Chief Financial Officer
Matthew Konkle	41	Chief Operating Officer

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

Matthew Konkle has been Chief Operating Officer since February 2015, and previously served as President of the company’s e-commerce fulfillment business operated under the “Fifth Gear” brand. Prior to Fifth Gear being acquired by Speed Commerce in November of 2014, Mr. Konkle was President of that company for over seven years. Matt has over 20 years of technology and business services management experience.

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

We have significant working capital requirements, principally to procure licenses, finance accounts receivable, develop our technology infrastructure, fund technology development and staff our fulfillment and customer contact centers. Our working capital needs will increase in response to growth and/or seasonality. In addition, license advances, prepayments to enhance margins, investments and inventory increases to meet customer requirements could increase our working capital needs. The failure to obtain additional financing or maintain working capital credit facilities on reasonable terms in the future could adversely affect our business. In addition, if the cost of financing is too expensive or not available, it could require a reduction in our E-commerce and fulfillment activities.

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

As of March 31, 2015, our total credit facilities outstanding, including debt and capital lease obligations was approximately $100.4 million, which was in excess of amounts permitted under our credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants. We are now in compliance with these covenants, but cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities could have a material adverse impact upon our business and financial condition.

We have identified a material weakness in our internal controls over financial reporting that, if not remediated, could result in material financial misstatements.

As disclosed in Item 9A, management identified a material weakness in our internal controls over the recording and reconciling of deferred costs regarding internal development costs due to the failure to use an adequate time-keeping system which required management use estimates that did not have adequate supporting documentation in a timely manner. We are in the process of implementing new controls to remediate this material weakness, but these new processes and controls have not yet been fully tested. If our remedial measures are insufficient and material errors should occur in the recording of these processes, our financial statements could contain material misstatements.

We may be unable to refinance our debt facility.

We currently have a $100 million term loan facility with our lender, which was made available and was fully funded to the Company, less certain fees and costs in November 2014. We may need to refinance all or a portion of our indebtedness on or before the maturity date November 21, 2019 of our credit facility. Our ability to refinance our indebtedness, obtain additional financing or comply with our lenders’ requirements will depend on, among other things:

•	our financial condition at the time;

•	the amount of financing outstanding and lender requirements at the time;

•	restrictions in our credit agreement or other outstanding indebtedness; and

•	other factors, including the condition of the financial markets or the e-commerce and fulfillment markets.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

  We are uncertain about the availability of additional capital.

We may require additional capital to take advantage of opportunities, including strategic alliances and acquisitions, and to fund capital expenditures and working capital needs, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses. Should these circumstances arise, our existing cash balance and credit facility may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity or both. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy.

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

We may not be able to identify or complete any potential strategic transaction, including a sale of the Company, which may limit our success and profitability.

On April 16, 2015, we announced that our Board of Directors had formed a special committee to explore potential strategic alternatives, including a sale of the Company. Our inability to identify or complete such a strategic transaction could harm our long-term value for our shareholders, impact compliance with our credit facility, hinder our growth, result in the loss of key employees and/or result in increased volatility of our stock price. It could also have a material adverse impact upon our business and financial condition. Further, the potential impact of an announcement of a proposed strategic transaction on the market value of our common stock could have a deleterious effect.

Recent and future acquisitions and investments could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have been an important element of our overall corporate strategy and we expect this to continue. We recently completed the acquisition of the assets of Fifth Gear, Inc. in November 2014. This transaction and any potential future transactions have been and could continue to be material to our financial condition and results of operations. The process of integrating acquired companies, businesses, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

The completed divestiture of our distribution business may result in post-transaction payments or adjustments.

In July 2014, we divested our distribution business through an asset sale. The acquiring shareholders could also make indemnity claims against us under the indemnification provisions of the purchase agreement.

We may be the subject of lawsuits from the acquirer’s shareholders related to the prior divestiture of our distribution business.

In July 2014 we divested our distribution business and we may be the subject of lawsuits from either the acquiring company’s shareholders. Such lawsuits could result from the actions of the distribution business prior to the date of the divestiture, from actions after the divestiture or otherwise. Defending potential lawsuits could cost us significant expense and detract management’s attention from the operation of our core business. Additionally, these lawsuits could result in the cancellation of or the inability to renew certain insurance coverage that would be necessary to protect our assets. We may also be the subject of lawsuits in connection with other aspects of our business beyond the sale of our distribution business.

To expand our business, we may incur significant expenses in the foreseeable future, which may reduce our ability to achieve or maintain profitability.

In efforts to achieve our strategic plan to grow our business, we may increase operating and marketing expenses, as well as capital expenditures. We will need to generate additional profitable business to offset these expenses. If our revenue declines or grows slower than anticipated, or our operating and marketing expenses exceed our projections, we may not generate sufficient revenue to be profitable.

Our revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs; certain of our client service agreements are terminable by the client at will; we may incur financial penalties if we fail to meet contractual service levels under client service agreements.

Our revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by the clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients or if we dedicate significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, our business may be materially adversely affected. Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, certain of our service agreements with clients are terminable by the client at will. Therefore, we cannot make assurances that any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations could have a material adverse effect on our ability to cover our costs and thus on our profitability. Certain of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our e-commerce and fulfillment business and operations.

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

Our revenue and margins may be materially impacted by client transaction volumes that differ from client projections and business assumptions.

Our pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client and our anticipated costs to perform such work. In the event the actual level of activity or cost is substantially different from the projections or assumptions, we may have insufficient or excess staffing, incremental costs or other assets dedicated for such client that may negatively impact our margins and business relationship with such client. In the event we are unable to meet the service levels expected by the client, our relationship with the client may suffer and could result in financial penalties and/or the termination of the client contract.

We depend on third party shipping and fulfillment companies for the delivery of our products.

We rely almost entirely on arrangements with third party shipping and fulfillment companies, principally FedEx, for the delivery of our products. The termination of our arrangements with one or more of these third party shipping companies, or the failure or inability of one or more of these third party shipping companies to deliver products on a timely or cost efficient basis from suppliers to us, or products from us to our reseller customers or their end-user customers, would significantly disrupt our business and harm our reputation and net sales. Furthermore, an increase in amounts charged or the implementation of surcharges by these shipping companies could negatively affect our gross margins and earnings.

We subcontract a portion of our client services to third parties, and we are subject to various risks and liabilities if such subcontractors do not provide the subcontracted services or provide them in a manner that does not meet required service levels.

We currently, and may in the future, subcontract certain business services to one or more third parties. Under the terms of our contracts with our business service clients we are obligated to provide such subcontracted services and may be liable for the actions and omissions of such subcontractors. In the event a subcontractor fails to provide the subcontracted services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse effect upon our business and financial condition.

We depend on a variety of systems for our operations, and a failure of these systems could disrupt our business and harm our reputation and net revenue and negatively impact our results of operations.

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

We believe customer information systems and product ordering and delivery systems, including internet-based systems, are becoming increasingly important in our business. Although we seek to enhance our customer information systems by adding new features, we offer no assurance that competitors will not develop superior customer information systems or that we will be able to meet evolving market requirements by upgrading our current systems at a reasonable cost, or at all. Our inability to develop and maintain competitive customer information systems could cause our business and market share to suffer.

The expansion of our business has inherent cybersecurity risks that may disrupt our business.

Our strategic growth plans may increase our exposure to cybersecurity risks. A compromise of our security systems could result in a service disruption, or customers' personal information or our proprietary information being obtained by unauthorized users. Although we have implemented processes to mitigate the risk of security breaches and cyber incidents, there can be no assurance that such an attack will not occur.  Any breach of our security could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and reputation.

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

Our sales cycle is variable, typically ranging between several months to up to a year or longer from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. A potential client’s decision to purchase our services is discretionary, involves a significant commitment of the client’s resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

If our efforts to protect the security of customers, vendors, and other business information are unsuccessful, future issues could result in private litigation and investigations, and our sales and reputation could suffer.

The nature of our business involves the receipt, transmission and storage of information about our customers, vendors, and other business information. We have various security measures in place to protect this information and thwart data security incidents, however we may be unable to guard against new deceptive techniques aimed to breach our systems. In addition, hardware, software or applications we develop or procure from third parties may contain defects that could compromise information security. Unauthorized parties may attempt to gain access to our systems or facilities through fraud, trickery or deceiving our employees. A party who is able to circumvent our security measures could misappropriate proprietary or confidential information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services. A potential data breach may bring private claims and investigations from state and federal agencies, including State Attorneys General, the Federal Trade Commission and the SEC. Such investigations may have an adverse effect on how we operate our business and our results of operations. If we experience significant data security breaches, our customers and vendors could lose confidence in our ability to protect their information, which could cause them to discontinue using our services.

We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients, and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. In certain circumstances, we do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions on either our behalf or our client’s behalf could increase our expenses and diminish the value of our brand-name and our reputation.

We may be liable for misappropriation of our customers’ and our clients’ customers’ personal information.

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees’ improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability and adversely affect our business. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

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

Our revenues are dependent on the preferences and demand of our customers and, in many instances, their end-user customers, which can change at any time.

Our business and operating results depend upon the appeal of our customer’s products and services. A decline in the popularity of these products and services, or the failure of our customer’s products and services to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our financial condition and results of operations. Consumer preferences are continuously changing, are difficult to predict and can vary over time.

Our customer’s failure to successfully anticipate, identify and react to consumer preferences could have a material adverse effect on our revenues, profitability and results of operations. In addition, changes in consumer preferences may cause our revenues and results of operations to vary significantly between comparable periods.

A deterioration in the businesses or markets of significant customers, could harm our business.

During weak economic times, there is an increased risk that certain of our customers will, among other things, reduce orders, delay payment for product purchased, or have fewer transactions. Our revenues could negatively be affected by a number of factors, including the following:

•	the credit available to our customers;

•	the opening and closing of retail stores;

•	product marketing and promotional activities; and

•	general economic changes affecting the buying pattern of consumers, particularly those changes affecting consumer demand.

In addition, if a customer files for bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. Although we have sufficient reserves to cover our exposure resulting from anticipated customer difficulties, bankruptcies or defaults, we can provide no assurance that such reserves will be adequate. If they are not adequate, our business, operating results and financial condition could be adversely affected.

Our business is seasonal and variable in nature and, as a result, the level of revenue and profitability during our peak season could adversely affect our results of operations and liquidity.

Traditionally, our third quarter (October 1-December 31) has accounted for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 31.9% and 30.4% of our net revenue for the fiscal years ended March 31, 2015 and 2014, respectively. As a service provider of end-to-end e-commerce and fulfillment solutions, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday season. Because of this seasonality, if we or our customers experience a weak holiday season or poor weather conditions our financial results and liquidity could be negatively affected.

Growth of our non-U.S. sales and operations could subject us to additional risks that could harm our business.

Although increasing in number, we have a limited number of customers in Canada, these customers expose us to foreign currency exchange risks because gain or loss on these activities is a function of the foreign exchange rate, over which we have no control. In addition, our non-U.S. operations are subject to a variety of risks, which could cause fluctuations in our results. These additional risks include, but are not limited to:

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

We contract for insurance to cover certain potential risks and liabilities. It is possible that we may not be able to purchase enough insurance to meet our needs, may have to pay very high prices for the coverage we do obtain, have very high deductibles or may not be able to, or may choose not to, acquire any insurance for certain types of business risk. In addition, not all of our contracts may limit our exposure for certain liabilities, such as data security claims or claims of third parties for which we may be required to indemnify our clients. This could leave us exposed to potential claims. If we were found liable for a significant, underinsured or uninsured claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results could be negatively affected. Additionally, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. There can be no assurance that our insurance will be adequate to protect us from pending and future claims. In addition, we are required to maintain insurance coverage under some of our agreements with our clients. If we are not able to or do not maintain the required insurance coverage, we could breach those agreements.

Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business.

We are subject to U.S. and foreign laws relating to the collection, use, retention, security and transfer of personally identifiable information. The interpretation and application of user data protection laws are in a state of flux, and may vary from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries and other parties with which we have commercial relations. Further, these laws continue to develop in ways we cannot predict and which may adversely impact our business. For example, new laws or regulations, in particular, financial or privacy laws or regulations, may be enacted in jurisdictions in which we do business that require data (including customer information, transaction data or other information) to be stored locally on servers in that jurisdiction and/or prohibit such data from being transmitted outside of that jurisdiction, which would increase our operational costs or capital expenditures and potentially impact the performance or availability of our services and/or our ability to use or process customer data.

We may not be able to successfully protect our intellectual property rights.

We rely on a combination of copyright, trademark and other proprietary rights laws to protect the intellectual property we license. Third parties may try to challenge the ownership of such intellectual property by us or our licensors. In addition, our business is subject to the risk of third parties infringing on our intellectual property rights or those of our licensors. If we need to resort to litigation in the future to protect our intellectual property rights or those of our licensors, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business and competitive position.

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

If third parties claim we or our clients are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, or change our business or incur licensing expenses.

Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we or our clients may be subject to intellectual property legal proceedings and claims in the ordinary course of business. We cannot predict whether third parties will assert claims of infringement in the future or whether any future claims will prevent us from offering popular products or services. If we or our clients are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or our clients, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. If a third party successfully asserts an infringement claim against us or our clients and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed

We may incur liability for indemnification obligations under our contracts with our clients and business partners, which may have a material adverse effect upon our business, results of operations and financial condition.

We include indemnification provisions in the contracts we enter into with our clients and business partners. Generally, the provisions require us to defend claims arising out of our infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct, including breach of data security. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party service providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in most cases our third party service providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In addition, our indemnification obligation to our clients may be broader in scope, or may be subject to larger limitations of liability, than the indemnification obligation of our third party service providers to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.

Determinations under government audits could negatively affect our business.

We provide services to U.S. government agencies under certain contracts that provide the agencies with the right to audit and review our performance under the contract, our pricing practices, our cost structure, and our compliance with applicable laws, regulations, and standards. If a government audit determines that we are in breach of our contractual terms, or have engaged in improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of the contract, suspension of payments, or disqualification from continuing to do business, or bidding on new business, with this agency and other federal agencies.

Our failure to diversify our business and customer base could harm us.

Our efforts to diversify our business and customer base has placed, and will continue to place, demands on our personnel, as well as on our operational and financial infrastructure. To effectively manage our diversification efforts, we will need to continue to expand, improve and adapt our personnel, operations, infrastructure and our financial and information management systems and continue to implement adequate controls. These enhancements and improvements are likely to be complex and could require significant operating expenses, capital expenditures and allocation of valuable management resources. We may also have to expand our management team by recruiting and employing additional experienced executives and employees. We may not be able to attract the talent necessary to effectively diversify our business into growing segments, and we may struggle to keep the talent currently employed and focused on diversification, if our compensation and benefits are not adequate or meet market demand. If we are unable to adapt our systems and business, put adequate controls in place and adapt our management team in a timely manner to accommodate our diversification, our business may be adversely affected.

We depend on a limited number of customers, the loss of which could adversely affect our business.

 Historically, the majority of our revenue has come from a small number of customers purchasing our products and services. Our five largest customers accounted for approximately 42% of our revenue in fiscal 2015. Our largest customer in fiscal 2015 accounted for approximately 19% of our revenue and the customer terminated fulfillment services in April 2015. A customer or group of customers may stop utilizing our services for a number of reasons, including the acquisition of a customer by another company that has a different strategy with respect the sourcing of its e-commerce services needs. If this happens, our revenue could be greatly reduced, which would materially and adversely affect our business.

The loss of key personnel could affect the depth, quality and effectiveness of our management team. In addition, if we fail to attract and retain qualified personnel, the depth, quality and effectiveness of our management team and employees could be negatively affected.

We depend on the services of our key personnel because of their experience in the e-commerce and fulfillment areas. The loss of the services of one or several of our key employees could result in the loss of customers or other important business relationships, or otherwise inhibit our ability to operate and diversify our business successfully.

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

Our business may suffer if we are unable to hire and retain sufficient temporary and seasonal workers or if labor costs increase. In addition, recent healthcare legislation and related regulations could affect our cost of providing healthcare benefits adversely affecting our results and cash flows.

We regularly hire a large number of temporary, part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to customer short-term marketing programs. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ business, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor could substantially increase our labor costs. In addition, the Patient Protection and Affordable Care Act and regulations that interpret the law contain provisions which could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our employee benefits costs which would adversely affect our results and cash flows. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future which limit or prohibit our ability to pass through increases in labor costs to our clients.

Impairment in the carrying value of our assets could negatively affect our consolidated results of operations and net worth.

We recorded impairment charges to goodwill and other intangible assets of $18.8 million during the fiscal year ended March 31, 2015. We evaluate assets on the balance sheet whenever events or a change in circumstance indicates that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in additional asset impairment charges which could negatively affect our operating results and potentially result in future operating losses.

We may not be able to adequately adjust our business in a timely fashion in response to a decrease in net sales or an increase in our cost structure, which may cause our profitability to suffer.

A significant portion of our selling, general and administrative expense is comprised of personnel, facilities and costs of invested capital. If we were to experience declines in our net revenue or an increase to our cost structure, we may not be able to exit facilities, reduce personnel, improve business processes, reduce inventory or make other significant changes to our business without significant disruption to our operations or without significant termination and exit costs. Additionally, if management is not able to implement such actions in a timely manner, or at all, to offset a shortfall in net revenue and gross profit, our operating costs could suffer.

Our businesses operate in highly competitive industries and compete with large national firms. Further competition, among other things, could reduce our sales volume and margins.

Many companies offer, on an individual basis, one or more of the same services offered by our E-commerce and fulfillment business. We face competition from many different sources, depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services. Some of our competitors are  PFSWeb, Inc., Innotrac Corporation, Moduslink, Inc., Newgistics, Inc. and EBay Enterprise, Inc. Many of these companies have greater capabilities than we do for the single or multiple functions the competitors provide. In many instances, our competition is the in-house operations of our potential clients. The in-house operations of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors or competitive factors in the future.

Interruption of our business or catastrophic loss at any of our facilities could lead to a curtailment or shutdown of our business.

We receive, manage, ship and process customer products and returns of such inventory from centralized distribution and fulfillment centers in Dallas, Texas, Columbus, Ohio, Louisiana, Missouri, and Hazle Township, Pennsylvania. An interruption in the operation of or in the service capabilities at these facilities as a result of equipment failure or other reasons could result in our inability to ship and process products, which would reduce our net sales and earnings for the affected period. In the event of a stoppage at such facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers or their customers and consumers and our relationship with such customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or other natural disasters. We may experience a shutdown of our facilities or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As of March 31, 2015, we had estimated available federal net operating loss carry-forwards (“NOLs”) of $152.4 million for federal income tax purposes that begin to expire in 2029. Our ability to use these NOLs will be dependent on our ability to generate future taxable income and may expire before we generate sufficient taxable income.

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

Risks Relating to Our Common Stock

Because we currently fail to comply with NASDAQ requirements for continued listing, our common stock could be delisted from NASDAQ, which would likely adversely affect our ability to address any short-term liquidity issues and hinder investors’ ability to trade our common stock in the secondary market.

On April 6, 2015, we received a deficiency letter from NASDAQ notifying us that our common stock was subject to delisting from the NASDAQ Global Market because we are not in compliance with the minimum bid requirements set forth in NASDAQ Listing Rule 5450(a) for continued listing. NASDAQ Listing Rule 5450(a) requires listed securities to maintain a minimum bid price of $1.00 per share and NASDAQ Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirements exist if the deficiency continues for a period of 30 consecutive days. Our stock currently remains listed on the NSADAQ Global Market as of the date of this Annual Report on Form 10-K. Per the deficiency letter, we have been provided until October 5, 2015 to regain compliance with this continued listing requirement, which would require us to maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

If our common stock is delisted from NASDAQ, trading in our common stock would likely thereafter be conducted in the over-the-counter markets in the so-called pink sheets or the OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by securities analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail. In addition, delisting would likely adversely affect our ability to address any short-term liquidity issues.

Fluctuations in our stock price could impair our ability to raise capital and make an investment in our securities undesirable.

During fiscal 2015, the last reported price of our common stock as quoted on the NASDAQ Global Market ranged from a low of $0.64 to a high of $3.92. Our closing stock price as of June 12, 2015 was $0.30. We believe factors such as the market’s acceptance of our business and products, our capital structure, the performance of our business relative to market expectations, as well as general volatility in the securities markets, could cause the market price of our common stock to fluctuate substantially. In addition, the stock markets have experienced price and volume fluctuations, resulting in changes in the market prices of the stock of many companies, which may not have been directly related to the operating performance of those companies. Fluctuations in our stock price could impair our ability to raise capital and could make an investment in our securities undesirable.

The exercise of outstanding options may adversely affect our stock price.

As of March 31, 2015, options to purchase 4,091,726 shares of our common stock were outstanding, of which 1,708,517 options were exercisable as of that date. Our outstanding options are likely to be exercised at a time when the market price for our common stock is higher than the exercise prices of the options. If holders of these outstanding options sell the common stock received upon exercise, it may have a negative effect on the market price of our common stock.

The holders of our Series D Preferred Stock are entitled to receive dividends in preference to the holders of our common stock.

In March 2015, we issued a total of 344,001.10 shares of Series D Convertible Preferred Stock in exchange for all the outstanding shares of our Series C Convertible Preferred Stock. Cumulative dividends accrue on shares of our Series D Convertible Preferred Stock at an annual rate of 5% and are payable quarterly in arrears, commencing on June 30, 2015. The dividend may be paid in additional shares of Series D Preferred Stock or in cash, at the Company’s option. Also, upon a liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after the satisfaction of the debts of the Company and the payment of any liquidation preference owed to the holders of capital stock ranking prior to the Series D Convertible Preferred Stockholders, the holders of our Series D Convertible Preferred Stock are entitled to participate pari passu with the holders of our Common Stock (on an as converted basis) in the net assets of the Company.

Because of the potential for dividend or liquidation payment to which the holders of shares of the Series D Preferred Stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of the Company could be substantially limited or reduced to zero and may make it more difficult to raise capital or recruit and retain key personnel in the future.

The conversion of our Series D Convertible Preferred Stock or the exercise of the warrants related to our Series A, Series B or Series D shares, could adversely affect the market price of our common stock.

Each share of Series D Convertible Preferred Stock is convertible into the number of shares of our common stock equal conversion price of $1.50 per share (subject to adjustment) and the Company has the right to force the conversion of the Series D Convertible Preferred Stock into shares of the Company’s common stock in the event the common stock trades above $2.50 per shares (subject to adjustment) for 28 trading days in a 30 consecutive trading day period provided that the conversion shares have been registered pursuant to an effective registration statement and provided certain other conditions are met. Upon conversion, we must also pay any accrued but unpaid dividends. A holder of Series D Convertible Preferred Stock may elect to convert at any time. We have the right to force conversion of any then-outstanding shares of Series D Preferred Stock, upon certain conditions being met. Our holders of Series C warrants to purchase our common stock may also do so in the event that our common stock trades above $3.50 per shares (subject to adjustment) for 28 trading days in a 30 consecutive trading day period provided that the warrant shares have been registered pursuant to an effective registration statement and provided certain other conditions are met. The holders of warrants related to our Series A and Series B shares may also choose to exercise their warrants if certain conditions are met. We also have the right to force the exercise of the warrants related to our Series A, Series B and Series D shares if certain other conditions are met.

Public sales of the shares of common stock acquired upon conversion of the Series D Convertible Preferred Stock or the exercise of the warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Located in the Richardson suburb of Dallas, Texas, our corporate headquarters consists of approximately 23,000 square feet of office space.  Our nearby Dallas, Texas fulfillment center consists of approximately 540,000 square feet of combined office and fulfillment center space for general office, fulfillment, call center, and web development. The lease expires on August 1, 2017. In Indianapolis, Indiana, we operate a 12,612 square foot office space for Fifth Gear management and IT development. The lease on this facility began on June 1, 2011 and runs through September 1, 2018.

In the Columbus, Ohio suburb of Pataskala, we operate a fulfillment and call center in an approximately 770,000 square feet of leased space beginning October 1, 2013 and running through October 31, 2024.

Located in Louisiana, Missouri, we operate a 400,000 square foot fulfillment center which includes a call center and general office space. The company owns this facility.

Located in Hazle Township, Pennsylvania, we operate a 116,000 square foot fulfillment center. The lease on this facility began April 1, 2011 and runs through March 31, 2017.

In addition to the properties mentioned above, we have facilities in Minnetonka, Minnesota; Moberley, Missouri, Chihuahua, Mexico; and Queretaro, Mexico.

The present aggregate base monthly rent for all of our fulfillment and office facilities is approximately $400,000. We believe our facilities are adequate for our present operations as well as for the incorporation of growth. We continually explore alternatives to certain of these facilities that could expand our capacities and enhance efficiencies, and we believe we can renew or obtain replacement or additional space, if required, on commercially reasonable terms.

Item 3. Legal Proceedings

See Note 10 to the consolidated financial statements.

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

	Quarter	High	Low
Fiscal 2015	Fourth	$2.94	$0.64
	Third	3.23	2.22
	Second	3.71	2.49
	First	3.92	3.01

Fiscal 2014	Fourth	$4.59	$3.46
	Third	4.67	3.19
	Second	3.84	2.66
	First	2.76	2.10

Holders

At June 12, 2015, we had 554 common shareholders of record and an estimated 5,400 beneficial owners whose shares were held by nominees or broker dealers.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not intend to pay any dividends on our common stock in the foreseeable future.

The Series D Preferred Stock accrues cumulative dividends at an annual rate of 5% payable in cash or in additional shares of Series D Preferred Stock, at our option, subject to certain limitations.

Comparative Stock Performance

The following Performance Graph compares performance of our common stock on The NASDAQ Global Market, of The NASDAQ Stock Market LLC (US companies), the NASDAQ Composite Indices and the Peer Group Index described below. The graph compares the cumulative total return from March 31, 2010 to March 31, 2015 on $100 invested on March 31, 2010, assumes reinvestment of all dividends, and has been adjusted to reflect stock splits.

The New Peer Group Index below includes the stock performance of the following companies: Forward Air Corp, Harte Hanks Inc., PFSweb Inc., Radiant Logistics Inc., Roadrunner Transportation Systems Inc., Startek Inc., and Sykes Enterprises Inc. The Old Peer Group Index below includes the stock performance of the following companies: Ascent Capital Group Inc., Demandware, Inc., Ingram Micro, Inc., Leapfrog Enterprises, PFSweb, Inc., Rosetta Stone, Take Two Interactive Software and Tech Data Corp. The stock performance of Digital River Inc. is no longer included in the Old Peer Group Index because it is no longer publicly traded.

	3/10	3/11	3/12	3/13	3/14	3/15

Speed Commerce, Inc.	100.00	91.35	85.58	109.13	175.00	30.71
NASDAQ Composite	100.00	116.76	132.85	143.46	188.06	219.19
Old Peer Group	100.00	121.64	119.54	122.87	174.12	154.26
New Peer Group	100.00	99.97	95.70	102.41	124.88	141.72

Source: Research Data Group, Inc.

Purchases of Equity Securities

We did not purchase any shares of our common stock during fiscal 2015.

Equity Compensation Plan Information

During fiscal 2015, we granted 1,996,167 options and awarded 2,132,807 restricted shares.

The following table below presents certain information regarding our Equity Compensation Plans as of March 31, 2015:

Number of securities
		Weighted-average	remaining available for
		exercise	future issuance under
	Number of securities to be	price of	equity
	issued upon exercise of	outstanding	compensation plans
Plan Category	outstanding options,	options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,363,429	$1.50	3,735,000
Equity compensation plans not approved by security holders	-	-	-
Total	6,363,429	$1.50	3,735,000

Unregistered Securities

On June 3, 2014 the Company closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. Under the terms of the offering, the Company sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share, for an aggregate purchase price of $10 million.  The Warrants are exercisable at any time six months after their issuance and entitle the Series C holders to purchase shares of the Company’s common stock for a period of five years from the date of the Warrants. The Warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Warrants for cash in the event that the Company’s common stock trades above $6.00 for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met.

In March 2015, the Company entered into an Exchange and Settlement Agreement (the “Exchange Agreement”) pursuant to which it exchanged shares of the Company’s Series D Preferred Stock for all of the outstanding shares of the Company’s Series C Preferred Stock. The exchange was effected by issuing one share of Series D Preferred Stock for each 10 shares of outstanding Series C Preferred Stock and resulted in the Company issuing 344,011.10 shares of newly established Series D Preferred Stock. The Series D Preferred Stock will accrue dividends at an annual rate of 5% payable in stock or in cash and are convertible at any time into common stock of the Company at a conversion price of $1.50 per share (subject to adjustment). The Company may also force the conversion of the Series D Preferred Stock in the event that the Company trades above $2.50 per share for 28 trading days in a consecutive 30 day period provided the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. The Company also has the right to call the outstanding Series D Preferred Stock at a redemption price per share equal to 110% of the stated value per share of the Series D Preferred Stock, plus accrued and unpaid dividends.

In connection with the Exchange Agreement, the Company entered into a Registration Rights Agreement with the Series D holders pursuant to which the Company agreed to file a registration statement with the SEC to register the common stock issuable upon the conversion of the Series D Preferred Stock. The registration statement was filed on Form S-3 on May 15, 2015.

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

The share consideration issued to the SFC Equityholders in fiscal 2013 and 2014 was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act of 1933 promulgated thereunder for transactions by an issuer not involving a public offering and exemption from registration under applicable state securities laws. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. the shares are subject to the terms and conditions of the Registration Rights Agreement dated November 20, 2012, the form of which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K September 28, 2012.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations , and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the following historical financial information from our consolidated financial statements for the fiscal years ended March 31, 2015, 2014, 2013, 2012 and 2011 which have been audited by Grant Thornton LLP (in thousands, except per share data):

	Fiscal Years ended March 31,
	2015		2014	2013	2012	2011
Statement of operations data (1):
Net revenue	$120,008		$107,079	$54,500	$7,778	$1,059
Cost of revenue	105,400	(2)	88,972	44,734	6,640	784
Gross profit	14,608		18,107	9,766	1,138	275
Loss from operations	(42,562	) (3)	(5,725)	(5,108)	(8,882)	(9,044)
Interest expense, net	(4,744)		(1,859)	(1,017)	(962)	(2,066)
Loss on early extinguishment of debt, net	(3,863)		-	-	-	-
Other income (expense)	8,537	(4)	5	(98)	(134)	(22)
Loss from continuing operations	(42,632)		(7,579)	(6,223)	(9,978)	(11,132)
Income tax benefit (expense)	(213)		(290)	(11,699)	(11,124)	14,105
Net loss from continuing operations, before income tax	(42,845)		(7,869)	(17,922)	(21,102)	2,973
Gain on sales of discontinued operations, net of tax	2,203		-	-	-	-
Income (loss) from discontinued operations, net	(15,384)		(18,697)	6,125	(13,198)	8,210
Net income (loss)	$(56,026)		$(26,566)	$(11,797)	$(34,300)	$11,183
Basic earnings (loss) per common share:
Continuing operations	$(0.71)		$(0.13)	$(0.41)	$(0.57)	$0.08
Discontinued operations	(0.20)		(0.31)	0.14	(0.36)	0.23
Net income (loss)	$(0.91)		$(0.44)	$(0.27)	$(0.93)	$0.31
Diluted earnings (loss) per common share:
Continuing operations	$(0.71)		$(0.13)	$(0.41)	$(0.57)	$0.08
Discontinued operations	(0.20)		(0.31)	0.14	(0.36)	0.22
Net income (loss)	$(0.91)		$(0.44)	$(0.27)	$(0.93)	$0.30
Weighted average shares outstanding:
Basic	65,672		60,775	43,529	36,877	36,446
Diluted	65,672		60,775	43,529	36,877	36,952
Balance sheet data:
Total assets	$158,282		$202,688	$196,291	$121,376	$173,866
Short-term debt	2,750		38,362	23,884	-	1,002
Long-term debt	96,000		1,380	1,901	-	-
Shareholders’ equity	5,636		51,395	53,683	39,816	73,081

(1)	Fiscal years 2013, 2012 and 2011 have been restated for discontinued operations related to legacy distribution business segment.

(2)	Includes $5.3 million for anticipated losses on web development projects and $6.5 million charge for deferred costs not expected to be realized.

(3)	Includes $18.8 million write off goodwill and intangible assets.

(4)	Includes $5.9 million gain for change in fair value of the Fifth Gear earn-out liability and $1.5 million gain for change in fair value of the Series C warrant liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of end-to-end e-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.8 million square feet of fulfillment center space in Pennsylvania, Ohio, Missouri and Texas. Our facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas with the Fifth Gear operating segment administration located in Indianapolis, Indiana.

Historical and Recent Events

On April 16, 2015, we sold 13,035,713 shares of our common stock together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. Each share of our common stock was sold with Series A Warrants that will convert up to an aggregate of 7,776,784 shares of our common stock. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance, subject to our right, exercisable within 90 days of the issuance date, to reduce the number of shares of our common stock available for exercise of the Series A Warrants to the extent needed to sell additional securities in a public or private offering for cash, and will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants will convert up to an aggregate of 2,000,000 shares of our common stock, are exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date our shareholders approve an increase in the number of our authorized shares of common stock in an amount sufficient to permit the exercise in full of the warrants, and will expire on the fifth anniversary of the date they first become exercisable. We do not have a sufficient number of authorized shares of our common stock to permit the exercise in full of all of the Series B Warrants. We are required to call a shareholders meeting within 135 days of closing to increase the number of shares of our common stock we are authorized to issue. A shareholders meeting is scheduled for June 30, 2015 to vote to authorize the increase in our authorized shares to issue. In the event that we are unable to effect an increase in our authorized shares of common stock by October 21, 2015, the investors will have certain rights to require us to repurchase the unexercisable portion of their Series B Warrants based on the Black Scholes value thereof as calculated pursuant to a formula contained in the Series B Warrants.

On November 21, 2014, we completed the purchase of certain assets of Sigma Holdings LLC under the trade name of Fifth Gear. Total consideration included: $54.5 million in cash and up to 7,000,000 shares of our Common Stock upon Fifth Gear’s achieving certain financial metrics ending for its fiscal year ended December 31, 2014.  The combined fair value of the earn-out consideration was estimated to be $10.4 million. In April 2015, the purchase agreement was amended to increase the maximum number of common shares for the earn-out consideration from 7,000,000 shares to 8,400,000 shares. These shares are not presently reserved for issuance and the earn-out amount will be determined by the Company on or before October 31, 2015. If such shares are not issued, cash held in escrow will be released, restrictive covenants lapse and indemnity limits will be reduced.

On July 9, 2014, we sold the assets of our legacy Distribution business to Wynit Distribution, LLC. The total purchase price for the Distribution business was $15 million. As of March 31, 2015, we has recognized a gain of $2.2 million on the sale. Pursuant to the Asset Purchase Agreement, $5 million of the purchase price was paid in cash and up to an additional $10 million is payable to us under a promissory note that is secured by all of Buyer’s assets. The promissory note amount was adjusted to $1.5 million based on final working capital and other post-closing adjustments. Our security interest in the buyer’s assets is subordinated to the buyer’s secured lenders. There are no principal payments under the promissory note during the first year following the closing of the transaction, with the principal balance being amortized over three years during the second through fourth years following the closing of the transaction.  We and the buyer also entered into a transition services agreement to provide one another with certain transitional services, which was substantially completed by April 30, 2015. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

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

In June 2014, we announced the launch of SARA, a pre-configured accelerator for Oracle Commerce.  SARA is targeted to midsize E-commerce retailers as a lower cost E-commerce platform that can be launched quickly. SARA is pre-configured with features and functionality generally found in E-commerce web sites with a fully customizable "look & feel" to represent the retailer's brand.

Financial Condition and Working Capital

Throughout fiscal 2015 we have invested in variety of growth initiatives for our e-commerce business including the acquisition of Fifth Gear in November 2014, several e-commerce web sites for new clients, and expansion of our Ohio fulfillment center. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and credit facility. The timing of required payments can significantly impact our working capital levels.

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel has been retained as financial and strategic advisor to the Company.

In March 2015, we performed our annual goodwill and intangible asset impairment assessments using widely-accepted valuation techniques and recorded impairment charges for our SCC reporting unit of $18.8 million as of March 31, 2015. In the fourth quarter of fiscal 2015, we determined that several of SCC’s web development only client projects had become unprofitable as contractual site requirements required significantly more customization programming than anticipated. As a result we recorded provisions for anticipated losses on website development projects of $5.3 million and recorded charges of $6.5 million for deferred project costs that we no longer anticipate to recover over the period of the customer relationship. Finally, we recorded provisions for uncollectable receivables of $1.7 million principally from two clients that ceased operations after the 2014 holiday season.

In April 2015, our largest customer terminated its fulfillment services contract with us. We continue to provide web site and customer care support services to the customer.

To finance our acquisition of Fifth Gear and incremental working capital requirements, we refinanced our credit facility which increased the principal amount of our outstanding debt by $65 million. We incurred related expenditures for the issuance of debt of $4.4 million and transaction costs of $2.1 million. In addition throughout fiscal 2015, we made significant investments in the growth our business including $9.0 million of capital expenditures and experienced cost overruns on certain web development projects that are not recoverable. As a result, our available liquidity is limited. To offset these expenditures, we issued convertible preferred stock for $9.9 million in net proceeds in Q1 2015 and raised $6.8 million in net proceeds from our April 2016 common stock offering, of which $1.3 was used to pay down principal of our credit facility. After the April offering, we have no available shares of common stock for additional equity offerings.

Our on-going liquidity is primarily affected by three factors: (i) interest and principal payments on our credit facility and other debt, (ii) cash flow from operations and (iii) our capital expenditures. In an effort to maintain our liquidity, we have delayed capital expenditures, reduced costs and fund the dividends for the convertible preferred stock through additional shares of preferred stock. We will continue to seek additional opportunities to reduce cash costs and/or complete a financing to provide additional liquidity. In April 2015, our board of directors announced the commencement of a process to explore strategic alternatives for long-term opportunities including possible sale of the company. We also have a stockholders meeting on June 30, 2015 to increase the authorized number of common shares. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, the outcome of the shareholder vote on June 30, 2015, current market conditions and other factors beyond our control.

Credit Facility

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

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times.

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

Revenue Recognition

Revenue for the Company is recognized based on terms of service within the customer contract. A portion of the Company’s service revenue arrangements include upfront service elements, such as web implementation and migration, and recurring service elements such as web site support, e-commerce fulfillment services and additional services. The Company does not earn or receive any commissions from its customers. Fees related to upfront contract services, such as web site implementation and migration, are deferred and recognized ratably over the expected term of the relationship with the customer, beginning when delivery of recurring services has occurred. Costs associated with the upfront contract fees are deferred and recognized consistent with the recognition of revenues. Recurring contract service elements are charged based on the number of transactions processed and recognized as the services are performed as measured by the volume of orders completed. Customer credits and appeasements agreed to as part of an on-going business relationship are reported as reductions in revenue.

Allowance for Doubtful Accounts

We make estimates of the uncollectability of our accounts receivable. In determining the adequacy of our allowances, we analyze customer financial information, historical collection experience, aging of receivables, and other economic and industry factors. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Although risk management practices and methodologies are utilized to determine the adequacy of the allowance, it is possible that the accuracy of the estimation process could be materially impacted by different judgments as to the collectability based on the information considered and further deterioration of accounts. If customer circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due could be reduced by a material amount.

Deferred Project Costs

Upfront revenues and costs related to contract services, such as web site implementation and migration, are deferred until the customer’s site is launched. We amortize the deferred revenues and costs over the expected life of our customer relationship. Changes in project requirements or scope, estimated life of customer relationship or project profitability may result in revisions in the timing and/or recoverability of deferred project costs. The effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on projects are recognized when we first determine that upfront costs cannot be recovered over the expected life of the customer relationship. We make key judgments in areas such as the customer life, estimated project revenues and costs, and costs to complete sites that are not launched at the end of the reporting period. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

We may incur costs subject to statements of work or similar change requests, whether approved or unapproved by the customer. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. For change requests associated with initial development requirements, the anticipated revenues and costs are deferred and amortized over the life of the customer relationship. For change requests for active sites that were not part of the initial development requirements, costs are recognized as incurred.

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

At the year ended March 31, 2015 assessment date, we determined that the fair value of our SCC of our reporting unit was less than its fair value, and accordingly, an impairment of goodwill and other intangibles of $18.8 million was recorded. In determining the amount of impairment, US. GAAP  requires the Company to analyze the fair values of the assets and liabilities of the reporting units as if the reporting units had been acquired in a current business combination.

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

As a result of the current market conditions and their impact on our future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax asset and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. A valuation allowance of $53.5 million and $39.5 million is recorded against net deferred tax assets with determinable lives as of March 31, 2015 and 2014, respectively.

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

	Fiscal Years Ended March 31,
	2015		2014		2013
Net revenue	$120,008	100.0%	$107,079	100.0%	$54,500	100.0%
Cost of revenue	105,400	87.8	88,972	83.1	44,734	82.1
Gross profit	14,608	12.2	18,107	16.9	9,766	17.9
Operating Expenses:
Selling and marketing	3,041	2.5	2,692	2.5	1,621	3.0
General and administrative	21,667	18.1	12,512	11.7	11,093	20.4
Information technology	4,633	3.9	2,780	2.6	1,059	1.9
Depreciation and amortization	9,065	7.6	5,848	5.5	1,101	2.0
Goodwill and intangible impairment	18,764	15.6	-	-	-	-
Total operating expenses	57,170	47.7	23,832	22.3	14,874	27.3
Loss from operations	(42,562)	(35.5)	(5,725)	(5.4)	(5,108)	(9.4)
Interest expense, net	(4,744)	(4.0)	(1,859)	(1.7)	(1,017)	(1.9)
Loss on early extinguishment of debt, net	(3,863)	(3.2)	-	-	-	-
Other income (expense), net	8,537	7.1	5	-	(98)	(0.2)
Loss from continuing operations, before income tax	(42,632)	(35.6)	(7,579)	(7.1)	(6,223)	(11.5)
Income tax expense from continuing operations	(213)	(0.2)	(290)	(0.3)	(11,699)	(21.5)
Net loss from continuing operations	(42,845)	(35.8)	(7,869)	(7.4)	(17,922)	(33.0)
Discontinued operations:
Gain on sales of discontinued operations, net of tax	2,203	1.8	-	-	-	-
Income (loss) from discontinued operations, net of tax	(15,384)	(12.8)	(18,697)	(17.5)	6,125	11.2
Net loss	$(56,026)	(46.8)%	$(26,566)	(24.9)%	$(11,797)	(21.8)%

Results from Continuing Operations

Fiscal 2015 As Compared To Fiscal 2014

Net Revenue

Net revenue was $120.0 million for fiscal 2015 compared to $107.1 million for fiscal 2014, an increase of $12.9 million, or 12.0%. Fiscal 2015 includes revenue from Fifth Gear from the date of its acquisition, November 21, 2014, of $21.3 million, offset by a decrease in freight service revenue and the departure of a significant client. We believe sales results in the future will be dependent upon our ability to continue to win new client relationships and generate new opportunities from our client pipeline.

Cost of Revenue

Cost of revenue was $105.4 million for fiscal 2015 compared to $89.0 million for fiscal 2014, an increase of $16.4 million, or 18.4%. Fiscal year 2015 includes costs from Fifth Gear from the date of its acquisition, November 21, 2014, of $11.1 million and higher operating costs in our Ohio fulfillment center. In addition cost of revenue for fiscal 2015 includes $12.7 million of write-offs of deferred costs and accrual for anticipated losses on web development projects. Fiscal year 2014 includes $9.2 million of transition costs associated with relocation and expansion of our fulfillment center facilities in Texas and Ohio. Cost of revenue as percentage of net revenue increased to 87.8% in fiscal 2015 as compared to 83.1% in fiscal 2014 primarily due to higher operating costs in our Ohio fulfillment center.

Operating Expenses

Selling and marketing expenses were $3.0 million in fiscal 2015 compared to $2.7 million in fiscal 2014, an increase of $0.3 million, or 11.1%. The increase in fiscal 2015 was primarily attributable to personnel growth in the sales team and marketing programs for the introduction of SARA.

General and administrative expenses were $21.7 million in fiscal 2015 compared to $12.5 million in fiscal 2014, an increase of $9.2 million, or 73.6%. Fiscal 2015 includes $5.6 million of incremental expenses from Fifth Gear, $2.1 million of transaction costs incurred related to the purchase of Fifth Gear, and $1.0 million bad debt expense. Fiscal 2014 includes $2.0 million related to transaction and transition expenses primarily for the severance and relocation of corporate headquarters to Dallas, Texas. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $4.6 million in fiscal 2015 compared to $2.8 million in fiscal 2014, an increase of $1.8 million or 64.3%. The increase in fiscal 2015 was primarily attributable to personnel growth in IT development team for new client launches and the Fifth Gear acquisition.

Depreciation and amortization expenses were $9.1 million in fiscal 2015 compared to $5.8 million in fiscal 2014, an increase of $3.3 million or 56.9%. The increase in fiscal 2015 was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Goodwill and intangible impairment was $18.8 million for fiscal 2015 compared to zero for fiscal 2014. During the fourth quarter of fiscal 2015, we concluded that indicators of potential impairment were present due to sustained decline of our share price and the results of our operations.

Interest expense, net

Interest expense was $4.7 million for fiscal 2015 compared to expense of $1.9 million for fiscal 2014, an increase of $2.8 million or 147.4%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Fiscal 2014 As Compared To Fiscal 2013

Net Revenue

Net revenue was $107.1 million for fiscal 2014 compared to $54.5 million for fiscal 2013, an increase of $52.6 million, or 96.5%. Fiscal 2014 revenue includes a full year of revenue from SCC, which was acquired on November 20, 2012, whereas fiscal 2013 only includes revenue from the date of acquisition.

Cost of Revenue

Cost of revenue was $89.0 million for fiscal 2014 compared to $44.7 million for fiscal 2013, an increase of $44.3 million, or 99.1%. Fiscal year 2014 includes $9.2 million of transition costs associated with relocation and expansion of our fulfillment center facilities in Texas and Ohio. Cost of revenue increased in fiscal 2014 due to a full year of SCC’s operating results in fiscal 2014 as compared to fiscal 2013 only includes cost of revenue from the date of acquisition. Cost of revenue as percentage of net revenue increased to 83.1% in fiscal 2014 as compared to 82.1% in fiscal 2013 primarily due to transition costs in fiscal 2014.

Operating Expenses

Selling and marketing expenses were $2.7 million in fiscal 2014 compared to $1.6 million in fiscal 2013, an increase of $1.1 million, or 68.8%. The increase in fiscal 2014 was primarily attributable to personnel growth in the SCC sales team and fiscal 2014 include a full year of operation whereas fiscal 2013 only included SCC selling and marketing expense from the date of acquisition.

General and administrative expenses were $12.5 million in fiscal 2014 compared to $11.1 million in fiscal 2013, an increase of $1.4 million, or 12.6%. Fiscal 2014 includes $2.0 million related to transaction and transition expenses primarily for the severance and relocation of corporate headquarters to Dallas, Texas. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees. No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

Information technology expenses were $2.8 million in fiscal 2014 compared to $1.1 million in fiscal 2013, an increase of $1.7 million or 154.5%. The increase in fiscal 2014 was primarily attributable to personnel growth in IT development team for new client launches scheduled for fiscal 2015 and fiscal 2014 include a full year of operations whereas fiscal 2013 only includes IT expense from the date of acquisition.

Depreciation and amortization expenses were $5.8 million in fiscal 2014 compared to $1.1 million in fiscal 2013, an increase of $4.7 million or 427.2%. The increase in fiscal 2014 was primarily attributable to amortization of intangible assets from the SCC acquisition.

Interest expense, net

Interest expense was $1.9 million for fiscal 2014 compared to expense of $1.0 million for fiscal 2013, an increase of $0.9 million or 90.0%. The increase in interest expense in fiscal 2014 was attributable to higher average debt balances from the acquisition of SCC in November 2012, capital expenditures to expand and add automated sortation equipment in the Ohio fulfillment center.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

We recorded income tax expense from continuing operations of $213,000 for fiscal 2015, or an effective rate of negative 0.5%, $290,000 for fiscal 2014, or an effective rate of negative 3.8%, $11.7 million for fiscal 2013, or an effective rate of negative 187.9%. The change in our effective tax rate from year to year is principally attributable to the fact that we recorded a valuation allowance of $12.9 million during fiscal 2013.

For the year ended March 31, 2015 we recorded income tax expense from discontinued operations of $41,000. For the years ended March 31, 2014 and 2013, we recorded income tax expense from discontinued operations of $27,000 and $137,000, respectively. The effective tax rate applied to discontinued operations for the year ended March 31, 2015 was a negative 0.3%. The effective tax rate applied to discontinued operations for the years ended March 31, 2014 and March 31, 2013 was a negative 0.1% and 2.2%, respectively.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2015 and March 31, 2014, the Company had a net deferred tax asset position before valuation allowance of $52.2 million and $38.2 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Accordingly, a valuation allowance of $53.5 million and $39.5 million has been recorded as of March 31, 2015 and March 31, 2014.

Discontinued Operations

On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC (the “Buyers”). The Company received cash proceeds of $5.0 million and a promissory note from the Buyers in an amount equal to $10.0 million at the close of the transaction, which was subsequently adjusted to $1.5 million based on working capital delivered and other post-closing adjustments. The Company has recognized a pre-tax gain of approximately $2.2 million. There are no principal payments under the promissory note until July 2015, with the final as adjusted principal balance payable in equal quarterly installments over three years. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain post-closing transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented.

The following table provides the components of discontinued operations:

	Years ended March 31,
	2015	2014	2013
Net revenue	$71,743	$391,237	$430,795
Cost of revenue	70,711	359,554	388,501
Total operating expenses	16,375	50,353	36,032
Pre-tax income (loss) from discontinued operations	(15,343)	(18,670)	6,262
Gain/loss on sale of discontinued operations	2,203	-	-
Income tax benefit (expense)	(41)	(27)	(137)
Income (loss) from discontinued operations, net of tax	$(13,181)	$(18,697)	$6,125

Net revenue for the Distribution business was $71.7 million in fiscal year 2015 as compared to $391.2 million in fiscal year 2014, a decrease of $319.5 million or 81.7%. The decline in net revenue was due to operating only 100 days during the fiscal year of 2015 compared to full year of fiscal year 2014. Pre-tax loss from discontinued operations was $15.3 million and $18.7 million in fiscal year 2015 and 2014, respectively.

Net revenue for the Distribution business was $391.2 million in fiscal year 2014 as compared to $430.8 million in fiscal year 2013, a decrease of $39.6 million or 8.8%. The decline in net revenue was largely attributable to a $59.5 million decline in software product group revenue, partially offset by a $28.0 million increase in revenue from the consumer electronic and accessories product group. Pre-tax income (loss) from discontinued operations was a loss of $(18.7) million in fiscal year 2014 as compared to income of $6.3 million in fiscal 2013. Fiscal 2014 pre-tax loss includes $9.0 million in transition costs for the relocation of the distribution center and $4.5 million for exit costs of the New Hope distribution center.

Seasonality and Inflation

Quarterly operating results are affected by the seasonality of our business. Specifically, our third quarter (October 1-December 31) typically accounts for our largest quarterly revenue figures and a substantial portion of our earnings. Our third quarter accounted for 31.9% and 30.4% of our net sales for the fiscal years ended March 31, 2015 and 2014, respectively. As a provider of services to retail customers, our business is affected by the pattern of seasonality common to other suppliers of retailers, particularly during the holiday selling season. Poor economic or weather conditions during this period could negatively affect our operating results. Inflation is not expected to have a significant impact on our business, financial condition or results of operations since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during fiscal 2015 were primarily impacted by the following, net of the effect of the acquisition of Fifth Gear:

●

Non-cash charges of $25.9 million, including depreciation and amortization of $9.1 million, which increased due to the purchases of computer hardware for new client launches scheduled for fiscal 2015 and fiscal year 2015 charges for the enhancements to the sortation equipment in our Ohio fulfillment center, share-based compensation of $1.8 million, amortization of debt issuance cost of $1.1 million, goodwill and intangible impairment of $18.8 million and loss on extinguishment of debt of $3.9 million; offset by decrease in fair value of liabilities of $7.5 million and obligation settlement of $1.3 million;

●	Accounts receivable increased $5.0 million, resulting from the timing of invoices to clients;

●	Inventories increased $497,000, primarily resulting from the timing of purchases;

●	Prepaid expenses increased $435,000, primarily resulting from the timing of payments;

●	Other assets increased $12.7 million, primarily due to deferred project costs for SCC client development;

●	Accounts payable increased $2.5 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased by $19.2 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows used in operating activities during fiscal 2014 were primarily impacted by the following:

●	Non-cash charges of $7.2 million, including depreciation and amortization of $6.2 million, which increased due to the acquisition of SCC, and share-based compensation of $1.0 million;

●	Accounts receivable increased $3.6 million, resulting from the timing of invoices to clients;

●	Prepaid expenses increased $391,000, primarily resulting from the timing of payments;

●	Other assets increased $5.5 million, primarily due to deferred project costs for SCC client development;

●	Accounts payable increased $1.5 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses increased by $4.6 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows used in operating activities during the fiscal year ended March 31, 2013 were primarily impacted by following:

●	Non-cash charges of $2.3 million, including depreciation and amortization of $1.3 million, share-based compensation of $793,000;

●	Accounts receivable increased $297,000, resulting from the timing of invoices to clients;

●	Accounts payable increased $2.6 million, primarily as a result of timing of payments and purchases; and

●	Accrued expenses decreased $7.1 million, net of various accrual payments and a decrease in accrued wages.

Investing Activities

Cash flows used in investing activities totaled $58.3 million for the fiscal 2015 and $11.5 million for the same period last year.

The purchases of property, equipment and software totaled $9.0 million and $10.5 million in fiscal year 2015 and 2014, respectively. Payment received from sale of Distribution business was $5.0 million and cash paid related to the Fifth Gear acquisition was $54.3 million in fiscal 2015. Payment received from the working capital adjustment related to the acquisition of SpeedFC was $0.3 million in fiscal 2014.

Cash flows used in investing activities totaled $11.5 million for the fiscal 2014 and $26.0 million fiscal 2013.

The purchases of property, equipment and software totaled $10.5 million and $2.0 million in the year of fiscal 2014 and 2013, respectively. The increase in purchases of property, equipment and software of $7.1 million in fiscal year 2014 from fiscal 2013 is primarily due to the purchase and installation of automated sorter equipment in our Columbus warehouse.

Financing Activities

Cash flows provided financing activities totaled $65.3 million for fiscal 2015 and cash flows provided by financing activities totaled $36.6 million for fiscal 2014. In fiscal year 2015, we received $9.9 million in net proceeds from the issuance of our preferred stock.

Cash flows provided financing activities totaled $36.6 million for fiscal 2014 and cash flows provided by financing activities totaled $26.7 million for fiscal 2013. In fiscal year 2014, we received $21.8 million in net proceeds from the issuance of 8,000,000 shares of our common stock.

For fiscal 2015, we had net payments for the revolving line of credit of $38.4 million and had net proceeds from long-term debt of $98.8 million.

For fiscal 2014, we had net proceeds from the revolving line of credit of $14.5 million.

For fiscal 2013, we had net proceeds from the revolving line of credit of $23.9 million.

Discontinued Operations

Net cash flows provided by discontinued operations were $3.1 million for fiscal 2015 and consisted of $3.1 million of cash flows provided by operating activities, $0 of cash flows used in investing activities and $0 of cash flows provided by financing activities.

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

Capital Resources

Credit Facility

On November 21, 2014, the Company entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC acting as the agent. The principal amount of the loans provided under the Amended and Restated Credit Facility are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility. The remaining principal balance is due and payable by the Company on November 21, 2019.

At March 31, 2015, the interest rate was roughly equal to the LIBOR rate, plus 7.5%, except upon an event of default. The LIBOR rate for all loans under the Amended and Restated Term Loan is subject to a minimum level of 1.0%. The interest rate on Amended and Restated Credit Facility at March 31, 2015 was 8.50%.

The Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. The Credit Facility is secured by a first priority security interest on substantially all of the Company’s assets.

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. At March 31, 2015 we were in compliance with all covenants of the agreement, as amended.

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

In March 2015, the Series C Preferred Stock was exchanged for Series D Preferred Stock. Each share of Series D Preferred was exchange for ten shares of Series C Preferred Stock. We issued a total of 344,001.10 shares of $30 par value Series D Preferred Stock in the exchange.

Description of the Series C Warrants

The Series C Warrants issued in June 2014 are exercisable at any time six months after their issuance to purchase shares of the Company’s common stock for a period of five years. The Series C Warrants are exercisable at an exercise price of $3.50 per share (subject to adjustment). The Company has the right to force the exercise of the Series C Warrants for cash in the event that the Company’s common stock trades above $6.00 (subject to adjustment) for 28 trading days in a period of 30 consecutive trading days after the initial exercisability date, provided that the warrant shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. In connection with certain specified “fundamental transactions” or a “change of control” the Investors have the right to require the Company to repurchase the Series C Warrants for their Black-Scholes value calculated as provided in the warrant agreement.

As a result of the April 2015 offering, the Series C warrants’ exercise price was reduced to $2.68 per common share and the conversion price of the Series D preferred stock was reduced to $1.19 per common share.

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our credit facility. We also extend varying levels of credit to our customers and receive varying levels of credit from our vendors. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements.

In April 2015, we entered into agreements with investors for a registered direct offering of 13,035,713 shares of our common stock and warrants to purchase up to 9,776,784 shares of our common stock at a combined public offering price of $0.56 per share and related warrants for total gross proceeds of $7.3 million. The warrants have an exercise price of $0.56 per share. The Company does not have a sufficient number of authorized shares of our common stock to permit the exercise in full of all of Series B warrants. We are required to call a shareholders meeting within 135 days of closing to increase the number of shares of our common stock we are authorized to issue. A shareholders meeting is scheduled for June 30, 2015 to vote to authorize the increase in our authorized shares to issue. In the event that we are unable to affect an increase in our authorized shares of common stock by October 21, 2015, the investors will have certain rights to require us to repurchase the unexercisable portion of the Series B warrants based on the Black Scholes value thereof as calculated pursuant to a formula contained in the warrants.

In May 2015, as described above, we amended our credit facility which modified certain covenant calculations, imposed additional reporting requirements, requires us to maintain $ 1 million in available cash and cash equivalents at all times and increased the interest rate for the credit facility from LIBOR plus 7.5% to LIBOR plus 11%.

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources. We plan for potential fluctuations in accounts receivable, payment of obligations to creditors and unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for among other things: (1) on-boarding expenditures for new clients including web site deployment and fulfillment center capacity investment; (2) legal disputes and contingencies; (3) equipment needs for our operations; and (4) asset or company acquisitions.

We currently believe cash and cash equivalents, funds generated from the expected results of operations, and vendor terms will be sufficient to satisfy our working capital requirements and other cash needs for at least the next twelve months.

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel has been retained as financial and strategic advisor to the Company. There can be no assurance as to when we will finalize a strategic transaction but we except to be completed by December 31, 2015.

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

Contractual Obligations

The following table presents information regarding contractual obligations that exist as of March 31, 2015 by fiscal year (in thousands):

		Less than 1	1 - 3	4 - 5	More than 5
	Total	Year	Years	Years	Years
Term loan	$98,750	$2,750	$12,500	$83,500	$-
Operating leases	39,218	6,647	16,882	5,827	9,862
Capital leases	1,650	1,089	561	-	-
Inventory revolving credit	1,443	1,443	-	-	-
Seller financing obligation	856	856	-	-	-
Total	$141,917	$12,785	$29,943	$89,327	$9,862

We have excluded liabilities resulting from uncertain tax positions of $1.0 million from the table above because we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Additionally, interest payments related to the Credit Facility have been excluded as future interest rates are uncertain.

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

Interest Rate Risk. Our exposure to changes in interest rates results primarily from our Credit Facility borrowings. As of March 31, 2015 we had $98.8 million outstanding indebtedness subject to interest rate fluctuations. Based on these borrowings subject to interest rate fluctuations outstanding on March 31, 2015, an increase of 100-basis points in the current LIBOR rate would have a $987,500 negative impact on our annual interest expense. The level of outstanding indebtedness fluctuates from period to period and therefore could have a future impact on our interest expense.

Foreign Currency Risk. We maintain technical and administrative offices in Mexico which exposes us to foreign currency exchange risk for transactions denominated in Mexican Pesos.

We monitor our activities in Mexico and can reduce exposure from the exchange rate fluctuations by limiting these activities or taking other actions, such as exchange rate hedging. During the years ended March 31, 2015, 2014 and 2013, the Company did not have any hedging activities.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. Management has elected to exclude from our assessment the internal control over financial reporting of Fifth Gear, which was acquired on November 21, 2014.   Fifth Gear is a wholly-owned subsidiary of Speed Commerce, Inc, whose total assets and total revenues represented approximately 45.3% and 17.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2015.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control — Integrated Framework (“COSO”). Based on the assessment, management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the internal control over financial reporting relating to the following:

The Company did not maintain effective controls over the recording of and reconciling of deferred costs regarding internal development costs.  Due to the failure of use of an adequate time-keeping system, Management used estimates at the time of reporting that did not have adequate supporting documentation in a timely manner.

Because of the material weakness described above, management has concluded that it did not maintain effective internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following chart provides the Class, Term and current Committee membership, if any, of the Company’s Directors.

Name/Title	Class	Year of Annual Meeting Term Expiration	Committee Membership
Timothy R. Gentz Chairman of the Board	II	2016	Governance and Nominating (Chair)

Richard S Willis President and CEO, Director	I	2015	--

Alexandra Constantinople Director	III	2017	Audit

Scott Guilfoyle Director	III	2017	Compensation Governance and Nominating

Frederick C. Green IV Director	III	2017	Compensation (Chair)

Bradley J. Shisler Director	I	2015	Governance and Nominating Audit (Chair)

Rebecca Lynn Atchison Director	I	2015	Audit

Stephen F. Duchelle Director	III	2017	Audit

Identification of Directors:

TIMOTHY R. GENTZ, age 65, (Class II Director – Term expires 2016) has served as a director of the Company since May 2004 and as Chairman of the Board since September 2011 and is Chair of the Governance and Nominating Committee. From January 2005 to June 2012, Mr. Gentz was a self-employed consultant to multiple medical products and services companies and also was engaged in such activity from January to December 2003. During 2004, Mr. Gentz served as the COO of The Palm Tree Group, a Houston-based international distributor of medical products and supplies. From October 2000 to December 2002, he was the COO and CFO for Gulf South Medical Supply, Inc., a wholly-owned subsidiary of PSS World Medical (NASDAQ), Inc. Previously, Mr. Gentz was a private investor in an Internet entertainment start-up company, a CD package company, a Houston-based investment banking firm and other private companies. In May 2011, Mr. Gentz was elected as a director of TOBI, Inc. (TOAK.OB), an inactive bank holding company formerly known as Treaty Oak Bancorp, Inc. Mr. Gentz’s director qualifications include his extensive financial expertise, his diverse business experience with other public companies, and his significant distribution industry experience. Mr. Gentz holds a B.B.A. in Finance & Accounting from the University of Iowa. Mr. Gentz’ director qualifications include his leadership skills and qualifications have been demonstrated as a CEO, COO and CFO in private and public companies.

RICHARD S WILLIS, age 54, (Class I Director – Term expires 2015) has served as a director of the Company since February 2011 and was a member of the Compensation Committee until his appointment as President and Chief Executive Officer of the Company in September 2011. Previously, he was the executive chairman of Charlotte Russe, a mall-based specialty retailer of value-priced women’s apparel and accessories (in 2011). From 2009 to 2011, he served as President of Shoes for Crews, a seller of slip resistant footwear. From 2003 to 2007, he was President and CEO of Baker & Taylor Corporation, the world's largest distributor of books, as well as a global distributor of DVDs and music. While at Baker & Taylor he served for two years as the Chairman of the National Association of Recording Merchandisers. Previously, Mr. Willis served as Chairman, President and CEO of Troll Communications; President and CEO of Bell Sports; and CFO of several magazine companies, including Petersen Publishing, which he helped take public in 1997. Mr. Willis also currently serves on the Board of Directors and as the chair of the audit committee of Tuesday Morning, an upscale off-price retailer specializing in name brand closeout merchandise and also serves on the board of directors of Shoes for Crews. Mr. Willis has a bachelor's degree in business administration and a master's of business administration from Baylor University, where he also serves as a Regent. Mr. Willis’ director qualifications include his considerable executive leadership experience across multiple industries, including with distribution businesses that serve retailers and their suppliers. Mr. Willis’ has significant expertise in operating businesses and directing transformative changes to their strategic plans.

ALEXANDRA CONSTANTINOPLE, age 45, (Class III Director, Term expires 2017) is Chief Executive Officer of The OutCast Agency and has more than 20 years of experience as a strategic communications and marketing executive for high-profile global brands. At OutCast, Ms. Constantinople works closely with founders and executives of some of the world’s most well-known and disruptive companies to help shape their brands and build their businesses. Prior to joining OutCast in September 2010, she was responsible for communications for the business and editorial divisions of Condé Nast’s WIRED magazine and its digital properties. Ms. Constantinople also spent 15 years at General Electric, where she served in marketing and communications roles for GE Corporate and NBC. As General Manager of GE Corporate and marketing services, she oversaw global marketing initiatives such as the launch of GE’s groundbreaking ecomagination platform and imagination at work branding campaign. While at NBC, she served as Vice President of NBC News as well as Director of Corporate Communications and head of publicity for the Today show. She began her career at CNN as a publicist for Larry King Live.

SCOTT GUILFOYLE, age 57, (Class III Director, Term expires 2017) joined eBay in 2008 as Chief Technology Officer of PayPal in charge of the PayPal payments platform operations. His other responsibilities at eBay included participating on the 12 member eBay leadership team and on the technology committee of the eBay Board of Directors and serving as Chief Information Officer of eBay and an executive director of the PayPal Bank Board in Luxembourg. Since his retirement from eBay in 2012, Mr. Guilfoyle has been serving as an angel investor and board advisor to several firms focused primarily in technology, e-commerce and payments. Prior to working at eBay, Mr. Guilfoyle served as Chief Information Officer of LendingTree from 2007 to 2008 and as Chief Information Officer of eCommerce and Card Services at Bank of America from 2002 to 2007. At Bank of America, he was responsible for leading the technology organization for online banking, credit card, debit and ATM, merchant services and mortgage services. While at Bank of America, Mr. Guilfoyle played a significant role in the acquisition and integration of MBNA Corporation, a leading provider of credit card and payment products. Mr. Guilfoyle began his professional career with General Electric, where he worked for 18 years, including as a Chief Information Officer overseeing multiple GE businesses, including GE Power Systems, GE Appliances, GE Plastics, GE ebusiness and GE Aviation Services.

FREDERICK C. GREEN IV, age 58, (Class III Director – Term expires 2017) has served as a director of the Company since September 2009 and is Chair of the Compensation Committee. Mr. Green is the President of Range Systems, Inc. and the Chief Development Officer of Sealed Mindset, LLC, companies providing live fire shooting products and services for the military, law enforcement and consumer communities. Previously, Mr. Green was the President of Jonaco Machine, a contract manufacturer to the aerospace and medical equipment industries. From 2005 to 2010, Mr. Green was the Managing Director of Denali Partners, LLC, a private equity firm that he co-founded in 2004. Jonaco Machine was previously a portfolio company of Denali Partners and was sold by Denali in late 2010. Previously, from 2002 to 2004, he founded and was the Managing Director of Marathon Partners LLC, a management firm for the portfolio companies of private equity firms. From 1999 to 2002, he served as the Chief Operating Officer of Bracknell Corporation, a $1.4 billion facilities infrastructure company with 33 locations in North America, and previously he was the President and CEO of Nationwide Electric, Inc., a national electrical installation and services company that was acquired by Bracknell. From 1996 to 1998, he was the President and CEO of Product Safety Resources, Inc., a company focused on electronic product safety information, and from 1988 to 1996, Mr. Green held various operations and leadership positions with Emerson Electric Co. (NYSE:EMR), a multinational manufacturer of a broad range of electrical, electromechanical and electronic products and systems, including: Vice President, General Manager, Process Flow; Vice President Marketing and Sales; and Vice President of Strategic Planning and Technology. Prior to joining Emerson Electric Mr. Green was a management consultant with McKinsey & Company. Mr. Green’s director qualifications include his extensive and diverse business experience, his significant experience in merger, acquisition and divestiture transactions, his understanding of capital markets, and his extensive background in strategic planning.

BRADLEY J. SHISLER, age 44, (Class I Director – Term expires 2015) has served as a director of the Company since February 2011 and is Chairman of the Audit Committee and a member of the Governance and Nominating Committee. Mr. Shisler currently serves on the board of directors of Rockhaven Resources Ltd. (TSX-V:RK), an exploration company with a portfolio of gold-silver projects located in Yukon Territory, CUDA Pharmaceuticals, which develops and markets generic pharmaceutical products, and on the board of directors of RealManage Holdings, Inc., a community association management company. Mr. Shisler is a Managing Director of Condire Investors, LLC and is an employee of CPMG, Inc., both of which are Dallas-based investment management companies. From February 2012 to March 2014, Mr. Shisler served on the board of directors of Pixelworks, Inc. (NASDAQ: PXLW), which creates, develops and markets video display processing technology. From September 2007 until December 2008, Mr. Shisler served as a partner at Blue River Partners, L.L.C., a start-up private equity firm formed to make control investments in lower middle-market companies. Previously, from 1996 to 2007, Mr. Shisler was a principal of Willis Stein & Partners, a private equity fund with nearly $3 billion of equity capital under management. While at Willis Stein, Mr. Shisler served on the boards of directors of Baker & Taylor Corporation, a leading national distributor of books, DVDs and music; CompuPay, Inc., a provider of outsourced payroll processing, tax filing and other related services; National Veterinary Associates, Inc., an owner and operator of 96 companion animal veterinary hospitals throughout the U.S.; and Ziff Davis Media Inc., an integrated media company focused on the technology and video game markets. Mr. Shisler has a M.B.A., with distinction, from the Kellogg School of Management at Northwestern University, as well as both a B.S. degree in chemical engineering and a B.A. degree in political science from Rice University. Mr. Shisler’s director qualifications include his deep experience with the development of corporate strategy and the oversight of its implementation that results from the active involvement in the direction of numerous companies in a variety of industries, including service on eight other corporate boards and four other audit committees. Mr. Shisler has extensive private equity experience where he has evaluated hundreds of businesses for potential investment.

REBECCA LYNN ATCHISON, age 55, (Class I Director – Term expires 2015) has served as a director of the Company since October 2013. Ms. Atchison has been the Chief Financial Officer of HomeAway, Inc. (NASDAQ: AWAY), an internet-based operator of the world’s largest online marketplace for the vacation rental industry since August 2006. Previously, Ms. Atchison was Chief Financial Officer of Infoglide Software Corporation, an enterprise software provider, from February 2004 to August 2006. From October 2003 to January 2004, Ms. Atchison worked as a business consultant for Range Online Media, an internet marketing firm. From May 1996 to April 2003, Ms. Atchison served as Chief Financial Officer and Vice President of Finance and Administration of Hoover’s, Inc., a provider of online business information. From November 1994 to April 1996, Ms. Atchison served as Chief Financial Officer of Travelogix, Inc., a provider of travel ticketing systems software. From May 1990 to November 1994, Ms. Atchison worked as a consultant providing controller functions for software, technology and non-profit organizations, including Trilogy Development, a provider of sales automation software, and Austin American Technology. Prior to that, Ms. Atchison worked for eight years as an accountant with Ernst & Young LLP. Ms. Atchison holds a B.B.A. in accounting from Stephen F. Austin State University. Ms. Atchison’s director qualifications include her 30 years of finance and accounting experience and her experience in operating internet-based businesses.

STEPHEN F. DUCHELLE, age 59, (Class III Director – Term expires 2017) was appointed as a director of the Company and as a member of the Audit Committee, effective as of April 1, 2014. From October 2012 to June 2014, Mr. Duchelle was the Vice President of e-commerce for Juicy Couture, a retail provider of women’s and girl’s apparel and accessories, which recently operated as part of Fifth & Pacific Companies, where he was responsible for its e-commerce business strategy and web operations. Previously, from August 2009 to September 2012, Mr. Duchelle served as the Vice President of e-commerce Strategy at GSI Commerce, Inc., now eBay Enterprise, a provider of e-commerce and interactive marketing services related to direct to consumers sales, where he was responsible for a portfolio of e-commerce clients providing e-commerce omni-channel consulting and client services support. Mr. Duchelle also served as the Senior Vice President of e-commerce for Belk, Inc., a retail provider of fashion apparel, shoes, accessories and houseware merchandise, from September 2007 to July 2009. Mr. Duchelle holds both a B.S. and M.S. degrees from Virginia Tech as well as a M.B.A. from James Madison University. Mr. Duchelle’s director qualifications include his more than 20 years of retail industry experience, including 16 years in various e-commerce leadership roles, and his extensive management and operating experience at internet-based businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. These insiders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. Based solely upon our review of Forms 3, 4 and 5 filed by the Company’s insiders, and written representations from our directors and executive officers, we believe all Section 16(a) filing requirements were met for the fiscal year ending March 31, 2014, except for one late filing on a Form 3 for Mr. Matthew Konkle, which was filed on March 9, 2015.

Audit Committee

Our Board of Directors has established a standing Audit Committee that meets regularly. The Audit Committee oversees the accounting and financial reporting processes and audits of our consolidated financial statements. The Audit Committee assists the Board in fulfilling its oversight responsibilities for the quality and integrity of our financial reports, our compliance with legal and regulatory requirements and the independent auditors’ qualifications and independence, as well as accounting and reporting processes. The Audit Committee reviews the Company’s significant controls, policies and procedures in connection with the assessment and management of enterprise risk, and coordinates with the Company’s internal auditing department to ensure that effective programs are in place to monitor compliance with applicable policies and procedures. The Audit Committee also reviews the internal and external financial reporting of the Company and reviews the scope of the independent audit. The members of the Audit Committee at March 31, 2015 were Bradley Shisler (Chair), Rebecca Lynn Atchison, Stephen Duchelle and Alexandra Constantinople. Ms. Kathleen Iverson, the former chair of the Audit Committee, retired as a director on October 30, 2014, following the election of Mr. Duchelle and Ms. Constantinople at the annual stockholder meeting. Our Board of Directors has determined that all members of the Audit Committee are financially literate and are “independent,” as that term is defined in Rule 5605(a)(2) of NASDAQ’S Marketplace Rules and SEC Rule 10A-3. The Board has also determined that all members of the Audit Committee are each qualified as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Code of Business Conduct and Ethics

On March 29, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), that applies to all of our directors, officers and employees. Our Code of Conduct is available on our website, www.speedcommerce.com . A copy of our Code of Conduct may also be obtained, without charge, upon written request to: Speed Commerce, Inc., Investor Relations, 1303 E. Arapaho Road, Suite 200, Richardson, Texas 75081. The Audit Committee is responsible for overseeing compliance with the Code of Conduct and reviewing and updating the Code of Conduct. The Audit Committee reviewed the Code of Conduct in fiscal year 2015 and determined that no amendments were warranted. In accordance with the NASDAQ Marketplace Rules, any waivers of the Code of Conduct for directors and executive officers must be approved by our Board of Directors. No waivers were granted during fiscal year 2015.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis discusses the Company’s compensation philosophy, policies, practices and decisions that were applicable in fiscal year 2015 with respect to: (i) our Chief Executive Officer (“CEO”) (our principal executive officer); (ii) our Chief Financial Officer (“CFO”) (our principal financial officer); (iii) our Chief Operating Officer (“COO”), who was appointed in February 2015; and (iv) two former executive officers who were not serving as executive officers at March 31, 2015 but whose total compensation in fiscal year 2015 would have been among the three other most highly compensated executive officers (collectively, the “Named Executive Officers” or “NEO’s”), as follows:

Name	Position

Richard S Willis	President and CEO
Terry J. Tuttle	CFO
Matthew Konkle	COO
Ward O. Thomas	Former President of Retail Distribution
Jeffrey B. Zisk	Former President of Speed Commerce Corp.

This discussion should be read in conjunction with the “Executive Compensation Tables” and accompanying narrative disclosure. The tables and narrative provide more detailed information regarding the total compensation and benefits awarded to, earned by, or paid to the Named Executive Officers during fiscal year 2015, and, depending on tenure, during fiscal years 2014 and 2013.

 Executive Summary

General Overview

It is the overall goal of our executive compensation program to provide compensation that is reasonable and fair to both the Company and to the Named Executive Officer in light of the performance of the Company, the contribution of each executive officer to that performance and the competition the Company faces to attract and retain highly qualified executive officers. The Company believes that executive compensation should be aligned with and reflect the Company’s financial performance and as a result, each Named Executive Officer’s annual incentive compensation is directly tied to Company financial performance thresholds and metrics, as further described below. The Named Executive Officers are compensated with a combination of base salary, annual cash incentive opportunity and long-term incentives in the form of equity awards under the Company’s shareholder-approved equity plan. Base salary provides the Named Executive Officers with a fixed level of cash compensation in line with their individual experience and responsibilities and market factors. The annual cash incentive provides the Named Executive Officers an opportunity for short-term returns linked to specified Company performance measures. Annual equity awards focus the Named Executive Officers on the long-term future performance of the Company and building shareholder value. The Named Executive Officers also participate in benefit and retirement plans generally available to the Company’s other employees.

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

In fiscal year 2015, the Compensation Committee also evaluated the independence of PM&P by considering each of the independence factors recently adopted by NASDAQ and the SEC. Based on such evaluation, the Compensation Committee determined that no conflict of interest exists that would prevent PM&P from providing compensation advice to the Compensation Committee.

For fiscal year 2015, PM&P provided the Compensation Committee with updated peer group information and comparative analysis as described below.

Summary of Key Fiscal Year 2015 Compensation Elements and Actions

Annual Compensation Component	Key Features	Purpose	Fiscal Year 2015 Design/Actions
Base Salary	Fixed annual cash amount. Base pay increases considered on an annual basis to reward performance and approximately align within the median range of our comparator group.

Provide a fixed amount of cash compensation upon which the Named Executive Officers can rely, which is critical to attract and retain qualified individuals.

Adjustments in base salary used to reward individual performance and reflect increased responsibilities.

No increases were made to the base salaries of the Named Executive Officers during fiscal year 2015.

Mr. Konkle joined the Company in November 2014 following our acquisition of the assets of Fifth Gear, LLC. Mr. Konkle was appointed to the position of COO in February 2015 and his base salary was set at $335,000.

Annual Incentive Plan (Cash Incentive Award)

Named executive officers participate in the same Annual Incentive Plan as other management employees.

Compensation Committee established short-term financial goals based on adjusted EBITDA and Net Revenue targets to focus on revenue growth and profitability with no bonus accrual below a designated threshold adjusted EBITDA amount.

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

Since the Company’s did not reach the threshold amount, the Named Executive Officers did not earn an annual incentive award for fiscal year 2015 under the Plan, which is aligned with the Company’s philosophy of paying for performance.

The Company paid transaction bonuses in July 2014 to each of Mr. Tuttle and Mr. Thomas, in the amounts of $75,000 and $200,000, respectively, which were made for the performance and contribution of each in connection with the successful closing of the divestiture of our former distribution business.

The Compensation Committee approved a pool of up to $300,000 to be paid in July 2014 as transaction bonuses to certain non-officer employees related to their performance in connection with the divestiture of our distribution business as identified by management. The Committee also approved a pool of up to $500,000 to be paid as bonuses to certain non-officer employees in December 2014, which was granted in the discretion of the Compensation Committee for meeting individual performance-related and non-performance related goals.

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

The aggregate grant date fair value of all employee equity awards granted in fiscal year 2015, as a percent of aggregate base salaries, was slightly less than the competitive median determined by PM&P in fiscal year 2015, except for Mr. Konkle who received equity awards in connection with his initial hiring incentive and his subsequent receipt of an additional grant in February 2015 which was made in connection with his promotion to the position of COO. .

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

●

Risk Assessment: When creating compensation incentives, the Compensation Committee discusses and considers any enterprise risks that the Named Executive Officers may be incentivized to take in order to achieve the compensation goals. The Compensation Committee believes that the Company’s compensation policies and programs do not create any risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee also reviews the Company’s sales commissions plans to ensure that they create no inappropriate risk incentives.

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

●	Option Forfeitures: Options forfeited during April 2015. Not replaced with subsequent grants.

Say-on-Pay Voting Results

The Compensation Committee considers the prior year shareholder advisory vote on the compensation of the Named Executive Officers as appropriate in making compensation decisions. At the annual meeting of shareholders held in October 2014, more than 96% percent of the shareholders present and voting on the matter approved, on an advisory basis, the compensation disclosed in the Company’s proxy statement for the meeting. As a result, the Compensation Committee concluded that the Company's shareholders were generally supportive of the Company's executive compensation philosophy, policies and programs and the Compensation Committee will continue to reach out to shareholders regarding compensation matters. The Compensation Committee determined to continue such philosophy, policies and programs, with such updates and modifications as appropriate for changing circumstances.

Compensation Setting Process

Role of the Compensation Committee

The Compensation Committee is responsible for our executive compensation philosophy, the design of our executive compensation programs and the administration of our compensation and benefit plans. The Compensation Committee, which is composed entirely of independent, non-employee directors, determines the compensation paid to the CEO and reviews and approves the compensation paid to other executive officers (further detail as to the Committee’s roles and responsibilities can be found in our charter available for viewing and downloading on the Company’s website at www.speedcommerce.com and may be found by selecting the “Investors” tab and then clicking on the “Corporate Governance” link). Compensation Committee members as of March 31, 2015 were: Mr. Green (Chair); Mr. Shisler; Mr. Gentz and Mr. Guilfoyle. Mr. David Bryant retired from the Board and the Compensation Committee in February 2015.

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

Role of Management

Most Compensation Committee meetings, except for the executive portions thereof, are attended by the CEO, and the Company’s General Counsel. Depending on the topics to be discussed, the CFO may also attend. The CEO’s role in the Compensation Committee process is oversight of all of management’s recommendations and reports to the Compensation Committee and/or Board of Directors. The CEO provides direct input to the Compensation Committee on such matters as the affordability and efficacy of various plan designs. The CEO may also make recommendations with respect to scheduling meetings and agenda topics and occasionally meets with Compensation Committee members outside of scheduled meetings. The Compensation Committee considers the CEO’s input, but ultimately makes all of its decisions independently. The CEO sets objectives each year for the other Named Executive Officers which are tailored to the duties and responsibilities of the particular officer and the challenges that his or her business or functional unit faces. The Compensation Committee reviews and approves the objectives. Following the end of the fiscal year, the CEO, also with the oversight of the Compensation Committee, evaluates the performance of the other Named Executive Officers against their individual objectives for the year.

Management makes recommendations to the Compensation Committee on the base salary, annual incentive plan targets and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation.

Role of Independent Compensation Consultants & Benchmarking

The Compensation Committee has from time to time engaged independent compensation consultants to advise on executive compensation levels and practices, plan designs and competitive market data. Since 2011, the Compensation Committee has engaged Pearl Meyer & Partners (“PM&P”), a consultant that specializes in providing compensation services to boards of directors and that has never provided any compensation or other services to our management. PM&P was selected for its experience and independence and lack of conflict as assessed by considering each of the independence factors recently adopted by NASDAQ and the SEC. Based on such evaluation, the Compensation Committee determined that no conflict of interest exists that would prevent or negatively impact PM&P from providing compensation advice to the Compensation Committee.

PM&P has been a leading compensation consultant to boards of directors for over two decades and it has never provided any compensation or employee benefits services to the Company’s management.

For fiscal year 2015, PM&P provided the Compensation Committee with updated data that compared the Company’s overall executive compensation program, including base salary and annual and long-term incentive compensation, in comparison to the executive compensation offered by similarly situated public companies (the “Peer Group”). Mr. Konkle was appointed to the position of COO in February 2015 and the Company used the data related to Mr. Jeffrey Zisk’s compensation as a general guide in setting Mr. Konkle’s compensation as it believed Mr. Konkle’s title and job responsibilities were substantially similar to Mr. Zisk’s prior position as the President of Speed Commerce, Inc. Also, due to changes in our business composition following the divestiture of our distribution business in July 2014, PM&P recommended changes to our Peer Group for fiscal year 2015 to better align with our short and long term business strategy. This data was reviewed by the Compensation Committee in evaluating executive compensation for fiscal year 2015 but the Compensation Committee does not establish rigid benchmarks based on the Peer Group data. Rather, the Compensation Committee uses the Peer Group data as a general guide, together with considerations about the total compensation opportunity and recommendations from management. The Committee reviews the Peer Group data and may decide to position an individual executive’s total compensation opportunity above or below any specific level to reflect that individual’s past experience, future potential, individual performance or contributions to the execution of the Company’s strategic goals. The Companies in the Peer Group have annual revenue in the range from approximately $100 million to $900 million and Speed Commerce’s revenue is below the median of the Peer Group. The 14 companies included in the Peer Group for fiscal year 2014 are:

Ciber, Inc.	Cafe Press, Inc.
Sykes Enterprises Inc.	Harte Hanks Inc.
ModusLink Global Solutions Inc.	Echo Global Logistics Inc.
Perficient, Inc.	ExlService Holdings Inc.
Digital River Inc.	SPS Commerce, Inc.
Wayside Technology Group	PFSweb Inc.
Web.com Group, Inc.	Demandware, Inc.

Compensation Mix

Our executive compensation is comprised primarily of the following elements: fixed cash compensation, in the form of base salary; and variable compensation, in the form of short-term annual incentive pay and long-term incentive compensation. Long-term incentive compensation consists of equity grants, while short-term incentive compensation is paid in cash. Although the Compensation Committee has not set specific targets for the relative percentages of these elements, it strives for a balance that rewards executives for the achievement of short-term (annual) goals while also focusing on the long-term revenue and profitability of the Company. Because the Compensation Committee believes that the CEO has a greater impact on the achievement of long-term targets, it determined that variable compensation should constitute a greater percentage of his compensation when compared to the other Named Executive Officers ("NEO"). For fiscal year 2015, the relative percentages of these elements were as follows:

Relative Percentages of Compensation Elements for NEO’s serving as of March 31, 2015

					Long Term
	Annual				Incentive
NEO	Base	Percent of	Target Annual	Percent of	Grant Date	Percent of
	Salary	Total	Incentive	Total	Fair Value	Total
Richard S Willis	$450,000	33%	$360,000	27%	$546,264	40%
Terry J. Tuttle	$300,000	46%	$150,000	23%	$202,321	31%
Matthew Konkle(1)	$335,000	38%	$167,500	19%	$382,538	43%
Ward O. Thomas(2)	$-	-%	$-	-%	$-	-%
Jeffrey B. Zisk(3)	$-	-%	$-	-%	$-	-%

(1)	Mr. Konkle was appointed our COO in February 2015.

(2)	Mr. Thomas resigned from the Company in July 2014.

(3)	Mr. Zisk retired from the Company in February 2015.

Compensation Elements and Actions for 2015

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

Fiscal Year 2015 Base Salary Actions:

The Committee did not approve any base salary increases for NEO’s in fiscal year 2014. Mr. Konkle joined the Company in November 2014 following our acquisition of the assets of Fifth Gear, LLC. In February 2015, Mr. Konkle was appointed our COO and his base salary was set at $335,000, which the Committee believes was reasonable and commensurate with his title, job responsibilities, credentials and past work experience.

      Annual Incentive

Annual incentive compensation is used to reward executives for their contributions toward the achievement of the Company’s short-term goals for the current year. Executive officers and other management employees selected by the Compensation Committee participate in the Company’s Annual Incentive Plan. The fiscal year 2015 target amounts approved by the Compensation Committee under the Annual Incentive Plan were intended to provide annual cash compensation (i.e., base salary plus annual incentive) within the competitive range of market data as determined in prior years, provided that the Company’s goals were met.

 Annual Incentive Opportunity and Results for NEO’s serving as of March 31, 2015

	Target	Target Percent	Maximum	Maximum Percent	Actual
NEO	Award	of Base Salary	Award	of Base Salary	Award
Richard S Willis	$360,000	80%	$540,000	120%	$-
Terry J. Tuttle	$150,000	50%	$225,000	75%	$75,000	(4)
Matthew Konkle(1)	$167,500	50%	$251,250	75%	$-
Ward O. Thomas(2)	$-	-%	$-	-%	$200,000	(4)
Jeffrey B. Zisk(3)	$-	-%	$-	-%	$-

(1)	Mr. Konkle was appointed our COO in February 2015.

(2)	Mr. Thomas resigned from the Company in July 2014.

(3)	Mr. Zisk retired from the Company in February 2015.

(4)

Each of Mr. Tuttle and Mr. Thomas received a transaction bonus in July 2014 in the amounts listed, which was made for the performance and contribution of each in connection with the successful closing of the divesture of our distribution business.

For fiscal year 2015, the Annual Incentive Plan performance measures for the Named Executive Officers were based on earnings before interest, depreciation and amortization and excluding stock based compensation expense and after the bonus pool adjusted accrual (“Adjusted EBITDA”), weighted at 75%, and net revenue, weighted at 25%. The Compensation Committee selected the following financial objectives for fiscal year 2014: target consolidated Adjusted EBITDA of $17 million and target consolidated net sales of $137 million. The Compensation Committee chose earnings and sales performance criteria for fiscal year 2014 because it believed these are critical drivers of our strategy to achieve profitable and sustainable growth, and thereby create long-term value for our shareholders. The annual plan design contains performance thresholds. Other than possible discretionary awards as discussed below, annual incentives are not earned if funding any portion of the annual incentive pool caused the Company to fail to achieve at least 90% of the consolidated Adjusted EBITDA target. The plan design also provided an opportunity for participants to earn an enhanced annual incentive based on Adjusted EBITDA growth. If consolidated Adjusted EBITDA (inclusive of the annual incentive pool accrual) exceeds the target, then the annual incentive pool is increased by 25% of the excess amount. Participants share in the enhanced annual incentive pool on a pro rata basis taking into consideration the achievement of the financial and individual objectives applicable to each participant. However, annual incentive payments under the Plan, including the growth enhancement, are capped at 150% of a participant’s target annual incentive. For fiscal year 2015, the Compensation Committee included in the plan design a potential discretionary pool of up to $500,000, which may or may not be awarded in whole or in part. The Compensation Committee may determine, in its discretion, to reward participants with exemplary performance during the fiscal year out of the discretionary pool whether or not the Company’s financial objectives are achieved. The Compensation Committee also reserved the right to change, suspend, or discontinue the Annual Incentive Plan at any time without prior notice to participants.

At the time the fiscal year 2015 annual financial objectives were determined, the Compensation Committee believed the Adjusted EBITDA and net revenue targets to be appropriately challenging but realistic under the current economic conditions. Since the consolidated Adjusted EBITDA threshold was not met, no annual incentive was earned under the annual incentive plan pool for fiscal year 2015 regardless of actual results on the other objectives and no bonuses were awarded to any of the NEOs. Mr. Tuttle and Mr. Thomas were each awarded a transaction bonus in the amount of $75,000 for Mr. Tuttle and $200,000 for Mr. Thomas, each of which was paid in July 2014 following the closing of the divestiture of our distribution business to reflect the performance and contributions of each to successfully complete the transaction. The Committee approved a pool of up to $300,000 to be paid in July 2014 as transaction bonuses to certain non-officer employees related to their performance in connection with the divestiture of our distribution business as identified by management. The Committee also approved a pool of up to $500,000 to be paid as bonuses to certain non-officer employees in December 2014 , which was granted in the discretion of the Compensation Committee for meeting individual performance-related and non-performance related goals.

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

PM&P’s analysis prepared in fiscal year 2014 and updated data provided in fiscal year 2015 indicated that the Company’s long-term incentive compensation, as measured by the value of the prior year grants, was generally below the competitive range of the comparative market data. This also lowers the total direct compensation of the Named Executive Officers. When determining the size of individual long-term incentive awards and the total number of long-term incentive awards for all management employees for the fiscal year, the Compensation Committee considers:

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

Fiscal Year 2015 Long-Term Incentive Actions:

Of the long-term incentive awards granted in fiscal year 2015 (excluding grants to Non-employee Directors), 65% were time vested nonqualified stock options and 35% were time vested restricted stock units. The Compensation Committee determined that the restricted stock units will continue to provide an enhanced retention incentive to employees. In addition, the grant of restricted stock units consumes fewer shares under the Company’s shareholder authorized stock plan and has been determined by the Compensation Committee to be consistent with the compensation trends as previously reported by PM&P. The non-qualified stock option awards vest over three years and expire ten years from the grant date provided that the participant is still employed by the Company. The restricted stock units also generally vest over three years. Upon vesting, participants, who are still employed by the Company, will receive one unrestricted share of Common Stock for each vested restricted stock unit.

The Named Executive Officers received long-term incentive awards in fiscal year 2015 covering a total of 1,156,450 shares, which was more than the shares granted in fiscal year 2014 by 485,793 shares, primarily as a result of the hiring and subsequent appointment to the position of COO of Mr. Konkle and the result of our decreased share price at the time the grants were made. All other employees received long-term incentive awards in fiscal year 2015 covering a total of 2,972,524 shares compared to 492,494 shares in fiscal year 2014. The individual NEOs received equity grants as follows:

In April 2015, each of Mr. Willis and Mr. Tuttle agreed to cancel certain outstanding and unvested stock options, including the August 2014 annual grant of options as described above, in order to provide the Company with additional shares available for issuance in connection with the Company’s April 2015 equity offering of common stock. Mr. Willis agreed to the cancellation of options that represented an aggregate of 1,326,679 underlying shares of common stock and Mr. Tuttle agreed to the cancellation of options that represented an aggregate of 236,789 underlying shares of common stock.

In August 2014, Mr. Willis was granted 108,096 restricted stock units and a stock option covering 220,109 shares and Mr. Tuttle was granted 40,036 restricted stock units and a stock option covering 81,522 shares. Mr. Konkle received a stock option covering 100,000 shares in connection with his initial hiring by the Company as an incentive to remain with the Company following the asset acquisition of Fifth Gear, LLC in November 2014. Upon Mr. Konkle’s promotion to the position of COO in February 2015, Mr. Konkle was granted 125,000 restricted stock units and a stock option covering 350,000 shares, which the Committee believes was reasonable to reflect his promotion to an executive officer position and his increased job responsibilities.

Mr. Thomas resigned from the Company in July 2014 following the divestiture of our distribution business and therefore did not receive any grants of restricted stock or stock options for fiscal year 2015. In August 2014, Mr. Zisk was granted 43,372 restricted stock units and a stock option covering 88,315 shares but he subsequently resigned from the Company in February 2015 and all unvested restricted stock units and options were forfeited and cancelled at such time.

Equity Grant Process

For fiscal year 2015 and prior to October 29, 2014, equity-based incentives were granted under our shareholder-approved Amended and Restated 2004 Stock Plan (the “2004 Plan”). On October 29, 2014 at our annual meeting, our stockholders approved the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) which had been previously approved by the Board in August 2014 and which governs all equity grants made following October 30, 2014. The Compensation Committee has granted equity awards at its scheduled meetings or by written action without a meeting. These actions are usually taken on the same day as, or prior to, the grant date. Annual grants have traditionally been discussed and authorized for grant in scheduled meetings taking place during the Company’s second and third fiscal quarters and become effective and are priced as of the beginning of the first day of the open trading window after public disclosure of the Company’s second quarter financial results. Under authority delegated by the Compensation Committee, management may grant equity awards to employees (other than executive officers) as part of a new hire offer, promotion or reward/incentive for significant achievement, up to 10,000 shares per individual. Grants made outside of the annual grant are effective as of the date of approval or at a predetermined future date (for example, new hire grants are effective as of the later of the date of approval or the newly hired employee’s start date). All stock options granted pursuant to the Plan have a per share exercise price no less than the fair market value of our Common Stock on the grant date, defined as the opening price for our Common Stock on the NASDAQ Global Market during a regular trading session, or, if the grant date is not a trading day, then the last reported sales price listed on the NASDAQ Global Market prior to the grant date. All stock option grants pursuant to the 2014 Plan have a per share exercise price no less than the fair market value of our Common Stock on the grant date, defined as the closing price for our Common Stock the trading day before the grant date on the NASDAQ Global Market during a regular trading session.. The Compensation Committee does not grant equity compensation awards to executives in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Common Stock. Similarly, the Company does not time the release of material nonpublic information based on equity award grant dates.

Benefits and Executive Perquisites

The main objectives of our benefits program is to enhance health and productivity and give our employees access to quality healthcare, insurance protection from unforeseen events and assistance in achieving retirement financial goals.

In fiscal year 2015, the Named Executive Officers were eligible to receive the following benefits that are generally available to all our employees: (i) group medical and dental insurance; (ii) group long-term and short-term disability insurance; (iii) group life and accidental death and dismemberment insurance; (iv) medical and dependent care flexible spending accounts; (v) wellness programs; (vi) educational assistance; (vii) employee assistance; and (viii) paid time-off policies, including vacation, sick time, and holidays. In addition, we maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Under the 401(k) Plan, all participating employees are eligible to receive, at the discretion of the Company determined on an annual basis, a matching contribution of 50% of the participant’s contribution up to 4% of base pay. If granted, the matching contribution vests over three years and is generally calculated and paid in April or May for all employee contributions made during the preceding calendar year by participants employed on the last day of the calendar year. The 401(k) Plan match and the incremental value of benefits provided to the Named Executive Officers under the Company’s benefits program are included in the “All Other Compensation” column of the “Summary Compensation Table.” We do not provide defined benefit pension plans or defined contribution retirement plans to executives or other employees other than the 401(k) Plan.

In general, we do not offer executive perquisites to our officers. However, in some cases, specific perquisites are negotiated at the time of an executive’s initial recruitment or promotion to a new position. In fiscal year 2015, these included for Mr. Willis reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year. The dollar values for all perquisites are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Executive Employment Agreements

As of March 31, 2015, we have entered into employment and/or severance agreements with certain of the Named Executive Officers, including Mr. Willis, Mr. Tuttle and Mr. Konkle, the terms of which are described under “Executive Severance and Change in Control Agreements.” The previous employment and/or severance agreements of Mr. Thomas and Mr. Zisk were terminated in fiscal year 2015 as described below. The Compensation Committee believes that such employment agreements promote the stability of the Company by (i) lessening the personal uncertainties and potential distraction of the executives created by Company actions resulting in a termination of their employment for reasons other than cause and (ii) establishing the rights and obligations of both the Company and the executive after the employment relationship ends. In addition, reasonable severance arrangements offer a competitive benefit and aid in retention of the services of valuable executives.

The Compensation Committee believes that the amount of severance offered to the Named Executive Officers is not excessive and that the trigger for severance payments, which in all cases is involuntarily termination by the Company without cause or constructive termination due to adverse Company actions, is appropriate and in the best interests of the shareholders. Further, the Compensation Committee believes that the differences in the amount of severance offered among the Named Executive Officers are justified by the scope of each executive’s responsibilities and contributions. Mr. Thomas’ agreement was terminated upon his resignation from the Company in July 2014 in connection with the divestiture of our distribution business. In connection with Mr. Thomas’ resignation from the Company, he received severance in the form of a lump sum cash payment in the amount of $524,667, a payment of $200,000 as a transaction completion bonus and the accelerated vesting of all his outstanding restricted stock units and stock options. Mr. Zisk’s employment agreement was terminated upon his retirement from the Company in February 2015. In connection with his retirement, Mr. Zisk received severance in the form of a cash payment to be paid in 12 equal monthly installments beginning September 2015 in the aggregate amount of $325,000. Mr. Willis’ employment agreement automatically renewed in September 2014 for an additional one year term and no changes were made to its terms. Otherwise, no changes were made to the employment and severance agreements in fiscal year 2015.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for fiscal year 2015. Based on the review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K for fiscal year 2015.

This report is submitted by the Compensation Committee:

Frederick C. Green IV (Chair)

Bradley J. Shisler

Timothy R. Gentz

Scott A. Guilfoyle

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

EXECUTIVE COMPENSATION

Summary Compensation Table

					Non-Equity
					Incentive	All
			Stock	Option	Plan	Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Richard S Willis,	2015	450,000	303,750	242,514	-	-	996,264
President and CEO	2014	450,000	303,749	306,871	-	8,606	1,069,226
	2013	350,000	192,500	425,040	100,000	97,251	1,164,791
Terry J. Tuttle,	2015	300,000	112,501	89,820	75,000	-	577,321
Chief Financial Officer(5)	2014	300,000	255,001	243,147	-	-	798,148
	2013	-	-	-	-	-	-
Matthew Konkle	2015	335,000	81,263	301,275	-	-	717,538
Chief Operating Officer(6)	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-
Ward O. Thomas,	2015	-	-	-	200,000	324,667	524,667
President of Distribution(7)	2014	300,000	89,100	90,016	-	-	479,116
	2013	270,000	51,258	69,629	74,000	4,900	469,787
Jeffrey B. Zisk,	2015	-	121,875	97,305	-	325,000	544,180
President of Speed Commerce Corp(8)	2014	325,000	107,250	108,352	-	2,750	543,352
	2013	106,694	-	-	-	-	106,694

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

(2)

The amounts in this column represent the grant date fair value of all stock options awarded in the applicable fiscal year as determined using the Black-Scholes pricing model. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. The assumptions used to arrive at the Black-Scholes value are discussed in Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We recognize the expense for financial reporting purposes over the applicable vesting period.

(3)

The amounts in this column represent the annual incentive paid under our Annual Incentive Plan as discussed in “Compensation Discussion and Analysis.” The amounts listed for fiscal year 2013 were earned for fiscal year 2013 although paid after the end of the 2013 fiscal year. No awards were earned for fiscal year 2014 or fiscal year 2015 under the Annual Management Incentive Plan other than discretionary bonuses that were awarded based on exemplary performance and the $75,000 transaction bonus for Mr. Tuttle and the $200,000 transaction bonus for Mr. Thomas, which was paid for the performance and contributions made by each to complete the divestiture of our distribution business in July 2014.

(4)

The table below shows the components of this column for fiscal year 2015, which include amounts paid or accrued by the Company in fiscal year 2015 for perquisites, severance, tax gross-ups and Company matching contributions to our 401(k) defined contribution plan.

		Employment	COBRA or Medical	Commuting	Tax Gross-Up on
	401(k) Plan	Termination	Expense	Expense	Commuting Expense
Name	Match	Payments	Reimbursement	Reimbursement	Reimbursement	Total
Richard S Willis	$-	$-	$-	$-	$-	$-
Terry J. Tuttle	$-	$-	$-	$-	$-	$-
Matthew Konkle	$-	$-	$-	$-	$-	$-
Ward O. Thomas	$-	$324,667	$-	$-	$-	$324,667
Jeffrey B. Zisk	$-	$325,000	$-	$-	$-	$325,000

(5)	Mr. Tuttle was hired as the Company’s Chief Financial Officer on June 24, 2013.

(6)	Mr. Konkle was hired by the Company in November 2014 and was promoted to the position of COO in February 2015.

(7)	Mr. Thomas resigned from the Company in July 2014 in connection with the divestiture of our former distribution business.

(8)	Mr. Zisk retired from the Company in February 2015.

Grants of Plan-Based Awards in Fiscal Year 2015

						All		All
						Other		Other
						Stock		Option
			Estimated			Awards:		Awards:		Exercise	Closing	Grant Date
			Future Payouts Under			Number of		Number of		or Base	Market	Fair Value
			Non-Equity			Shares of		Securities		Price of	Price on	of Stock
			Incentive Plan Awards(2)			Stock or		Underlying		Option	Date of	and Option
	Grant	Approval	Threshold	Units	Awards	Awards		Grant		Awards	Grant	Awards
Name	Date(1)	Date(1)	($)	($)	($)	(#)		(#)		($/Sh)(3)	($/Sh)	($)
Richard S Willis	8/14/2014	8/14/2014				108,096	(4)					303,750
	8/14/2014	8/14/2014						220,109	(5)	2.81	2.81	242,514
			-	360,000	540,000
Terry J. Tuttle	8/14/2014	8/14/2014				40,036	(4)					112,501
	8/14/2014	8/14/2014						81,522	(5)	2.81	2.81	89,820
			-	150,000	225,000
Matthew Konkle	3/26/2015	2/16/2015		-	-	125,000	(4)					81,263
	11/21/2014	11/20/2014						100,000	(5)	2.86	2.86	114,127
	2/18/2015	2/16/2015						350,000	(5)	1.14	1.14	187,149
			-	167,500	251,250
Ward O. Thomas (6)	---	---	-	-	-	-		-		-	-	-
Jeffrey B. Zisk (7)	8/14/2014	8/14/2014	-	-	-	43,372	(4)	-		-	-	121,875
	8/14/2014	8/14/2014						88,315	(5)	2.81	2.81	97,305

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

(2)

Our Annual Incentive Plan is considered a “non-equity incentive plan.” This column represents the range of awards under the plan possible for fiscal year 2015. The amounts that were actually earned by the Named Executive Officers in fiscal year 2015 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. For fiscal year 2015, each Named Executive Officer’s target award was established as a percentage of base salary. The target award percentages, objectives and other details are set forth in the discussion of “Annual Incentive Compensation” in our “Compensation Discussion and Analysis.”

(3)

Under the terms of the Amended and Restated 2004 Stock Plan (the “2004 Stock Plan”) and 2014 Stock Option and Incentive Plan (the “2014 Stock Plan”), as approved by our shareholders, the exercise price is no less than the grant date fair market value defined as the opening price for our Common Stock on the NASDAQ Global Market during a regular trading session or, if the grant date is not a trading day, then the last reported sales price listed on the NASDAQ Global Market prior to the grant date.

(4)

Restricted stock units were granted in fiscal year 2015 under the 2004 Stock Plan and the 2014 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

(5)	Stock option grants to the Named Executive Officers in fiscal year 2015 under the 2004 Stock Plan as discussed in “Long-Term Incentive Compensation” in our “Compensation Discussion and Analysis.”

(6)

Mr. Thomas resigned from the Company in July 2014 in connection with the divestiture of our former distribution business and did not receive a grant of any stock options or restricted stock units in fiscal year 2015.

(7)	Mr. Zisk retired from the Company in February 2015 and grant of stock options or restricted stock units during fiscal year 2015 were cancelled.

Outstanding Equity Awards at Fiscal Year 2015 Fiscal Year-End

	Option Awards					Stock Awards
								Market
						Number of		Value of
						Shares or		Shares
	Number of	Number of				Units of		or Units
	Securities	Securities				Stock		of Stock
	Underlying	Underlying				That		That
	Unexercised	Unexercised		Option	Option	Have		Have
	Options(#)	Options(#)		Exercise	Expiration	Not		Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(1)
Richard S Willis	50,000	-	(2)	1.95	2/10/2021	-		-
	12,000	-	(3)	1.90	3/31/2021	-		-
	475,000	-	(4)	1.75	9/14/2021	-		-
	266,667	133,333	(5)	1.75	11/25/2022	-		-
	56,524	113,046	(6)	3.40	11/7/2023	-		-
	-	220,109	(8)	2.81	8/13/2024	-		-
	-	-		-	-	36,667	(11)	23,467
	-	-		-	-	59,558	(12)	38,117
	-	-		-	-	108,096	(13)	69,181
Terry J. Tuttle	33,334	66,666	(7)	2.60	6/23/2023	-		-
	18,423	36,844	(6)	3.40	11/7/2023	-		-
	-	81,522	(8)	2.81	8/13/2024	-		-
	-	-		-	-	40,000	(14)	25,600
	-	-		-	-	19,412	(12)	12,424
	-	-		-	-	40,036	(13)	25,623
Matthew Konkle(16)	-	100,000	(9)	2.86	11/20/2024	-		-
	-	350,000	(10)	1.14	2/17/2015	-		-
						125,000	(15)	80,000
Ward O Thomas(17)	-	-		-	-	-		-
Jeffrey B. Zisk(18)	-	-		-	-	-		-

(1)	Represents the value of the shares of restricted stock units at $0.64 per share, the closing price of our common stock on March 31, 2015, the last trading day of fiscal year 2015.

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

(7)	Stock option granted on June 24, 2013 with vesting in three equal installments on June 24, 2014, June 24, 2015 and June 24, 2016, conditioned on continued employment through these dates.

(8)	Stock option granted August 14, 2014 with vesting in three equal annual installments on August 14, 2015, August 14, 2016 and August 14, 2017, conditioned on continued employment through those dates.

(9)

Stock option granted November 21, 2014 with vesting in three equal annual installments on November 21, 2015, November 21, 2016 and November 21, 2016, conditioned on continued employment through those dates.

(10)

Stock option granted February 18, 2015 with vesting in three equal annual installments on February 18, 2016, February 18, 2017 and February 18, 2018, conditioned on continued employment through those dates.

(11)

Restricted stock unit award granted November 26, 2012 with vesting in three equal annual installments on November 26, 2013, November 26, 2014 and November 26, 2015, conditioned on continued employment through those dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(12)

Restricted stock unit award granted November 8, 2013 with vesting in three equal annual installments on November 8, 2014, November 8, 2015 and November 8, 2016, conditioned on continued employment through those dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(13)

Restricted stock unit award granted August 14, 2014 with vesting in three equal installments on August 14, 2015, August 14, 2016 and August 14, 2017, conditioned on continued employment through these dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(14)

Restricted stock unit award granted June 24, 2013 with vesting in three equal installments on June 24, 2014, June 24, 2015 and June 24, 2016, conditioned on continued employment through these dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(15)

Restricted stock unit award granted March 26, 2015 with vesting in three equal installments on March 26, 2016, March 26, 2017 and March 26, 2018, conditioned on continued employment through these dates. One share of Common Stock will be issued for every restricted stock unit which vests.

(16)	Mr. Konkle was hired by the Company in November 2014 and was promoted to the position of COO in February 2015.
(17)	Mr. Thomas resigned from the Company in July 2014 in connection with the divestiture of our former distribution business.
(18)	Mr. Zisk retired from the Company in February 2015 and grant of stock options or restricted stock units during fiscal year 2015 were cancelled.

Option Exercises and Stock Vested in Fiscal Year 2015

	Option Awards		Stock Awards
	Number of	Value Realized	Number of Shares	Value Realized
Name	Shares Acquired	on Exercise	Acquired	on Vesting
	on Exercise (#)	($)	on Vesting (#)	($)(1)
Richard S Willis(2)	-	-	166,446	480,756
Terry J. Tuttle(3)	-	-	29,706	96,342
Matthew Konkle(4)	-	-	-	-
Ward O. Thomas(5)	230,996	236,556	176,252	54,065
Jeffrey B. Zisk(6)	-	-	10,515	30,704

(1)	Amount determined using the closing price of our Common Stock on the vesting date.
(2)

Mr. Willis vested in 100,000 shares of restricted stock units on September 15, 2014 at a price of $2.86 per share, vested in 29,780 shares of restricted stock units on November 8, 2014 at a price of $2.92 per share and vested in 36,666 shares of restricted stock units on November 26, 2014 at a price of $2.94 per share.

(3)

Mr. Tuttle vested in 20,000 shares of restricted stock units on June 24, 2014 at a price of $3.40 per share and vested in 9,706 shares of restricted stock units on November 8, 2014 at a price of $2.92 per share.

(4)	Mr. Konkle was hired by the Company in November 2014 and was promoted to the position of COO in February 2015, therefore did not vest in any shares during fiscal year 2015.
(5)	Mr. Thomas vested in 54,065 shares of restricted stock units on July 9, 2014 at a price of $3.26 per share.
(6)	Mr. Zisk vested in 10,515 shares of restricted stock units on November 8, 2014 at a price of $2.92 per share.

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

Richard S Willis Employment Agreement with Restrictive Covenants

On October 3, 2011, we entered into an Employment Agreement with Restrictive Covenants with Mr. Willis which was consistent with and superseded the terms of the letter agreement between the Company and Mr. Willis dated September 15, 2011. The agreement commenced on September 15, 2011. In September 2014, Mr. Willis’ agreement automatically renewed for an additional year and expires on September 14, 2015, subject to automatic extension for successive one-year periods unless either party provides 60 days' advance written notice of such party's desire not to renew. During the term of the agreement, Mr. Willis will serve as a director of the Company and have the authority, responsibilities and duties customarily performed by a president and chief executive officer of similar businesses. The agreement provides for a minimum annual base salary of $450,000 and a target bonus opportunity of up to 80% of base salary for each fiscal year of service. Pursuant to the agreement, Mr. Willis was granted a non-qualified stock option covering 475,000 shares of our Common Stock, vesting over three years, and an award of 225,000 restricted stock units, vesting over three years. Mr. Willis is also entitled to reimbursement for reasonable business expenses, paid vacation and participation in benefit plans on the same basis as other key executive officers of the Company. In addition, Mr. Willis will receive reimbursement for out-of-pocket family medical expenses up to $12,000 per plan year, a one-time reimbursement of up to $5,000 for attorney’s fees, and reimbursement, on a tax neutral basis, for reasonable commuting expenses between Texas and Minnesota, including airfare, lodging and local transportation. For fiscal year 2015, Mr. Willis’ severance payments are calculated using a base salary of $450,000.

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

Executive Severance Agreement for Terry J. Tuttle

The Company entered into an executive severance agreement with Mr. Tuttle in June 2013. The agreement provides for severance payments in the event that the executive’s employment is terminated Without Cause or by the executive for Good Reason, whether or not a Change in Control Transaction has occurred. Severance payments would equal one times base salary and one times the average amount of bonus earned and paid with respect to the preceding three years. Severance payments would be paid in a lump sum within 30 days after the date of termination. If applicable, severance payments will be offset by any income protection benefits payable during the first 12 months of a qualifying disability under the Company’s group short-term and long-term disability insurance plans. Severance payments require a written release of all claims and agreements by the executive with respect to non-solicitation, confidentiality obligations and assignment of intellectual property rights.

Matthew Konkle Employment Agreement

On November 21, 2014, the Company entered into an executive employment agreement with restrictive covenants with Matthew Konkle as President of Fifth Gear Acquisitions, Inc., a new subsidiary of the Company as a result of the asset acquisition of Fifth Gear, LLC in November 2014. The agreement provided for a base salary of $300,000 and a target bonus opportunity of up to 50% of base salary for each fiscal year of service.Mr. Konkle also received a grant of 100,000 stock options in connection with his initial hiring. Mr. Konkle’s employment agreement was subsequently amended in February 2015 upon his promotion to the position of COO and his base salary was increased to $335,000 and he was granted 125,000 restricted stock units and 350,000 stock options to reflect reasonable compensation for his increased responsibilities with the Company. All other key terms of Mr. Konkle’s employment agreement remained the same. The agreement also grants Mr. Konkle the same eligibility to participate in the Company’s 2014 Stock Incentive Plan on the same basis as similarly situated executive officers of the Company in future years,. Mr. Konkle is also entitled to reimbursement for reasonable business expenses, paid vacation and participation in benefit plans on the same basis as similarly situated executive officers of the Company. The initial term of the agreement is for one year from November 21, 2014 and will be automatically renewed on an at-will basis, unless notice of termination is provided by either party to the other at least 30 days prior to the expiration of the initial term. Thereafter, employment may be terminated by either party upon written notice.

The agreement provides for severance payments in the event that Mr. Konkle’s employment is terminated Without Cause or by him for Good Reason during the initial term, whether or not a Change in Control Transaction has occurred. Severance payments would equal one times base salary and one times the average amount of bonus earned and paid with respect to the preceding three years. Severance payments would be paid in a lump sum within 30 days after the effective date of the termination of employment. Severance payments require a written release of all claims against the Company. In addition, the agreement requires that Mr. Konkle honor confidentiality obligations during and after his employment and agree to non-competition, non-recruitment, and non-solicitation provisions during his employment and for up to 12 months following termination of his employment.

 POTENTIAL PAYMENTS UPON TERMINATION

The following table assumes that Mr. Willis, Mr. Tuttle and Mr. Konkle, the currently serving Named Executive Officers, were terminated on March 31, 2015. Without Cause or terminated for Good Reason and illustrates the payments that each Named Executive Officer would be entitled to under the employment and severance agreements described above. Mr. Thomas resigned from the Company in July 2014 and Mr. Zisk retired in February 2015 and the amounts below reflect what was paid to each in connection with his retirement and severance. The numbers in the following table do not change if a Change in Control Transaction occurred within the 12 month period prior to March 31, 2015.

			Substitute
	Salary	Benefit	Incentive Plan
	Continuation	Premiums	Payments		Total
Name	($)	($)	($)		($)
Richard S Willis	$900,000	-	$33,333	(1)	$933,333
Terry J. Tuttle	$300,000	-	$25,000	(2)	$325,000
Matthew Konkle	$335,000	-	$-		$335,000
Ward O. Thomas(3)	$-	-	$815,288		$815,288
Jeffrey B. Zisk(4)	$-	-	$325,000		$325,000

(1)

Represents Mr. Willis’s substitute incentive plan payment calculated as the average of the amounts earned by Mr. Willis for the last three years under the Annual Management Incentive Plan ($0, $0, $100,000).

(2)

Represents Mr. Tuttle’s substitute incentive plan payment calculated as the average of the amounts earned by Mr. Tuttle for the last three years under the Annual Management Incentive Plan ($75,000, $0, $0).

(3)

Mr. Thomas resigned from the Company in July 2014 in connection with the divestiture of our distribution business. The amounts above reflect the amounts paid in connection with his severance and accelerated vesting of options and restricted stock following his resignation. Mr. Thomas was also paid an additional $200,000 as a transaction bonus, which was paid for his performance and contributions in connection with the successful closing of the divestiture of our former distribution business in July 2014.

(4)

Mr. Zisk retired from the Company in February 2015. The amounts above reflect the amount to be paid in connection with his retirement, which will be paid in 12 equal monthly installments beginning in September 2015.

COMPENSATION OF DIRECTORS

Retainer and Meeting Fees

Directors who are Company employees do not receive compensation for their services as directors. During fiscal year 2015, Directors who were not employees of the Company (“Non-employee Directors”) each received an annual retainer of $36,000, paid in monthly installments. No additional compensation was paid for meeting attendance. The chairpersons of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee each received an additional annual fee of $5,000 and the Chairman of the Board received an additional annual fee of $15,000. In addition, Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at board and committee meetings.

In August 2014, the Board, following a review of survey data and recommendations provided by PM&P, approved changes to Board of Director compensation to provide that Board cash compensation for fiscal year 2016 would consist of an annual retainer of $50,000, additional annual cash compensation for each Committee chairperson of $10,000 and additional annual cash compensation of $30,000 to be paid to the Chairman of the Board.

Equity Compensation

In fiscal year 2015, Non-employee Directors also received equity compensation consisting of an initial stock option grant and annual stock option grants under the terms of the 2004 Stock Plan, which had been approved by the shareholders. Each newly elected or appointed Non-employee Director received an initial non-qualified stock option grant covering 50,000 shares of Common Stock. Each Non-employee Director also received an annual grant on April 1, 2014, of a non-qualified stock option to purchase 12,000 shares of our Common Stock. All stock option grants to Non-employee Directors are exercisable at the fair market value on the date of the grant and vest one-third per year beginning one year from the grant date and expire on the earlier of (i) ten years from the grant date and (ii) one year after the director ceases to serve. Vesting is accelerated upon the occurrence of a “Change of Control Transaction,” as defined in the 2004 Stock Plan. As an exception to the foregoing, the 2004 Stock Plan provides that any Non-employee Director who is ineligible to stand for re-election after reaching the Board’s mandatory retirement age of 70 will receive an award of 3,000 shares of restricted stock per year during each of the last two years of such director’s last term in lieu of annual stock option grants for such years. In fiscal year 2015, each of Ms. Constantinople and Mr. Guilfoyle received an initial grant of 50,000 shares on July 11, 2014 upon appointment to the Board at an exercise price of $3.13 per share. Each of Mr. Duchelle, Mr. Gentz, Mr. Green, Mr. Shisler and Ms. Atchison received an annual stock option grant on April 1, 2014 covering 12,000 shares of common stock at an exercise price of $3.65 per share. Each of Ms. Iverson and Mr. Bryant, who resigned from the Board in October 2014 and February 2015, respectively, also received an annual grant on April 1, 2014 covering 12,000 shares of common stock at an exercise price of $3.65 per share. Any unexercised and outstanding stock options for each of Ms. Iverson and Mr. Bryant will be cancelled and forfeited on the one year anniversary date of his/her resignation from the Board.

In August 2014, the Board, following a review of survey data and recommendations provided by PM&P, approved changes to Board of Director equity compensation to provide that for fiscal year 2016 all grants issued under the Company’s new 2014 Stock Incentive Plan would consist of an annual grant of 12,000 stock options and 8,000 restricted stock units on April 1 of each year. The Board also agreed to discontinue grant of an initial equity grant of stock options covering 50,000 shares..

In April 2015, the Non-employee Directors agreed to cancel certain of their stock options in order to provide the Company with additional shares available for issuance in connection with the Company’s April 2015 equity offering of common stock. The Non-employee Directors cancelled stock options covering an aggregate of 540,000 shares of our Common Stock, which is described in more detail in the Director Compensation Table below.

The following table shows compensation information for our Non-employee Directors for fiscal year 2015.

Director Compensation Table for Fiscal Year 2015

	Fees Earned	Stock	Option	All Other
Name(1)	or Paid in Cash	Awards(2)	Awards(3)	Compensation	Total
Keith A. Benson(4)	$6,000	$10,950	$-	$-	$16,950
Monroe David Bryant, Jr.(4)	$40,000	$-	$22,560	$-	$62,560
Timothy R. Gentz	$76,477	$-	$22,560	$-	$99,037
Frederick C. Green IV	$51,250	$-	$22,560	$-	$73,810
Kathleen P. Iverson(4)	$27,083	$-	$22,560	$-	$49,643
Bradley J. Shisler	$48,833	$-	$22,560	$-	$71,393
Rebecca Lynn Atchison	$44,167	$-	$22,560	$-	$66,727
Stephen Duchelle	$44,511	$-	$116,560	$-	$161,071
Alexandra Constantinople	$35,297	$-	$62,248	$-	$97,545
Scott Guilfoyle	$35,167	$-	$62,248	$-	$97,415

(1)

Mr. Willis is not included in this table because he is an employee of the Company and received no compensation for services as a director. Mr. Zisk retired from the Company in February 2015 but also did not receive any compensation for his services as a director in fiscal year 2015 as he was an employee of the Company.

(2)

The amount in this column represents the grant date fair value of restricted stock awarded in fiscal year 2015 as determined using the opening sale price of our Common Stock on such date. This amount was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718.

(3)

The amounts in this column represent the grant date fair value of all stock options awarded in fiscal year 2015 as determined using the Black-Scholes pricing model. The assumptions used to arrive at the Black-Scholes value are discussed in Note 16 to our consolidated financial statements included herein.

As of March 31, 2015, each of the Non-employee Directors then serving had outstanding stock options and restricted stock awards covering the following total amount of shares of our Common Stock; shares; Mr. Gentz, 12,000 shares; Mr. Green, 12,000 shares; Ms. Atchison, 12,000 shares; Mr. Shisler, 12,000 shares; Mr. Duchelle, 62,000 shares; Ms. Constantinople, 50,000 shares; Mr. Guilfoyle, 50,000 shares. In April 2015, the Non-employee Directors agreed to cancel certain of their stock options in order to provide the Company with additional shares available for issuance in connection with the Company’s April 2015 equity offering of common stock. Each of the Non-employee Directors cancelled stock options covering the following total amount of shares of our Common Stock: Mr. Gentz, 108,000 shares; Mr. Green, 110,000 shares; Ms. Atchison, 62,000 shares; Mr. Shisler, 98,000 shares; Mr. Duchelle, 62,000 shares; Ms. Constantinople, 50,000 shares; Mr. Guilfoyle, 50,000 shares.

(4)	Mr. Benson retired from the Board of Directors in May 2014, Mr. Bryant resigned from the Board of Directors in February 2015 and Ms. Iverson resigned from the Board of Directors in October 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 1, 2015 (except as otherwise noted), by (i) each of our directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of the executive officers and directors as a group, and (iv) each person known to us who beneficially owns more than 5% of the outstanding shares of our Common Stock. The address of each director and executive officer is 1303 Arapaho Road, Suite 200, Richardson, Texas 75081. Percentage computations are based on 79,051,088 shares of our Common Stock outstanding as of May 1, 2015.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, unless otherwise indicated. All figures include shares of Common Stock which are not currently outstanding but are deemed beneficially owned because of the right to acquire shares pursuant to options exercisable and other convertible securities (including restricted stock units) vesting within 60 days of May 1, 2015 and, which are deemed to be outstanding and to be beneficially owned by the person holding such rights for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership
Directors, and Executive Officers	Shares		Percent
R. Lynn Atchison	-		*
Alexandra Constantinople	-		*
Stephen Duchelle	-		*
Timothy R. Gentz	87,231	(1)	*
Frederick C. Green IV	40,000		*
Scott Guilfoyle	3,100		*
Bradley J. Shisler	44,051		*
Richard S Willis	696,989		*
Terry J. Tuttle	46,325	(1)	*
Matthew Konkle	-		*
All directors and executive officers as a group 10 persons at May 1, 2015	917,696	(1)	1.16%
5% Shareholders
Wellington Management Company, LLP	7,353,839	(2)	9.30%
280 Congress Street
Boston, MA 02210
Wellington Trust Company, NA	3,397,626	(3)	4.30%
280 Congress Street
Boston, MA 02210
SPDC Investment, LLC	6,948,191	(4)	8.79%
Park Avenue Tower
65 East 55th Street
New York, New York 10022
Red Alder Group	6,948,191	(4)	8.79%
Park Avenue Tower
65 East 55th Street
New York, New York 10022
Schuster Tanger	6,948,191	(4)	8.79%
Park Avenue Tower
65 East 55th Street
New York, New York 10022
Becker Drapkin Partners (QP), L.P.	5,768,355	(5)	7.30%
500 Crescent Court, Suite 230
Dallas, Texas 75201
Jeffrey B. Zisk	7,871,273	(6)	9.96%
5346 Surrey Circle
Dallas, Texas 75209

*	Indicates ownership of less than one percent.

(1)

Includes shares of Common Stock issuable upon exercise of outstanding options exercisable and restricted stock units vesting within sixty days of May 1, 2015 in the following amounts: Timothy R. Gentz — 6,000 shares; Terry J. Tuttle – 20,000 shares; and all directors and executive officers as a group — 26,000 shares.

(2)

According to the information provided in Schedule 13G/A, filed with the SEC by Wellington Management Group, LLP, in its capacity as an investment advisor (“Wellington Management”), on February 12, 2015, Wellington Management has shared voting power over 5,338,105 shares and has shared dispositive power over 7,353,839 shares of the Company’s common stock.

(3)

According to the information provided in Schedule 13G/A, filed with the SEC by Wellington Trust Company, NA, (“Wellington Trust”), on February 12, 2015, Wellington Trust has shared voting power and shared dispositive power over 3,397,626 shares of the Company’s common stock.

(4)

According to the information provided in Schedule 13D/A, filed with the SEC by SPDC Investment, LLC, (“SPDC Fund”), on October 2, 2014, Red Alder Group GP, as the managing member of the SPDC Fund, and Mr. Schuster Tanger, as the managing member of Red Alder Group GP, may be deemed to beneficially own the shares owned by SPDC Fund. SPDC Fund, Red Alder GP and Mr. Tanger have the sole power to vote or direct the vote of and to dispose or direct the disposition of the 6,948,191 shares held by the SPDC Fund.

(5)

According to information provided to us by Becker Drapkin Partners (QP), LP (“BDQP”) on April 30, 2015. BC Advisors, LLC (“BCA”) is the general partner of BD. Steven R. Becker and Matthew A. Drapkin are the co-managing members of BCA. Through their control of BCA, Messrs. Becker and Drapkin share voting and investment control over the securities held by BDQP. Includes shares of common stock which are not currently outstanding but are deemed beneficially owned because of the right to acquire shares pursuant to conversion or exercise of the Series D Preferred Stock or warrants held by BDQP and, which are deemed to be outstanding and to be beneficially owned by BDQP for the purpose of computing BDQP’s percentage ownership but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Does not include shares of our common stock issuable upon the conversion of additional shares of Series D Preferred Stock that we have the right to issue to BDQP in lieu of cash dividends on the shares of Series D Preferred Stock owned by BDQP.

(6)

According to information provided in Form 4, filed with the SEC by Mr. Zisk on May 1, 2015. Includes 19,958 shares of Common Stock issuable upon exercise of outstanding options exercisable within sixty days of May 1, 2015.

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

During fiscal year 2015, no transactions were disclosed to the Audit Committee which required review as related party transactions, and the Audit Committee was not otherwise aware of any such transactions. Our Board of Directors has determined that each of the following current Directors: Atchison, Gentz, Green, Constantinople, Guilfoyle, Shisler, and Duchelle are “independent,” as that term is defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Global Market. Accordingly, each of our directors is independent other than our President and CEO, Mr. Willis, and we meet the requirements of the NASDAQ Marketplace Rule that requires a majority of independent directors. The independent directors meet regularly, generally before or after each regularly scheduled Board meeting without the presence of the CEO. Mr. Willis was similarly determined to be independent prior to his appointment as the Company’s President and CEO.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal year 2015 and fiscal year 2014 by Grant Thornton LLP, our independent registered public accounting firm for both years.

	Fiscal Year 2015	Fiscal Year 2014
Audit Fees (1)	$630,000	$599,651
Audit-Related Fees (2)	30,000	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees Billed	$660,000	$599,651

(1)

“Audit Fees” consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal years ended March 31, 2015 and 2014, the reviews of the consolidated financial statements included in each of our quarterly reports on Form 10-Q during those fiscal years, and services provided in connection with various registration statements, comfort letters, and the review and attestation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

(2)

“Audit-Related Fees” consists of fees billed for assurance and related services in the fiscal years ended March 31, 2015 and 2014 that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no fees for this category in fiscal year 2015 and fiscal year 2014.

(3)	“Tax Fees” consists of fees billed for services rendered in connection with tax compliance, tax advice and tax planning. There were no fees for this category in fiscal year 2015 and fiscal year 2014.

(4)	“All Other Fees” consists of fees billed for products and services that do not meet the above category descriptions. There were no fees for this category in fiscal year 2015 and fiscal year 2014.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND

NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services and is subject to a specific budget. Management is required to seek pre-approval of services that will exceed the budget or for services that are not detailed in an existing pre-approval request. The Chair of the Audit Committee is delegated the authority to pre-approve certain services between regularly scheduled meetings. Management is required to report quarterly to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2015, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report –

(1)	Financial Statements. Our following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm thereon are set forth at the end of this document:

	(i)	Reports of Independent Registered Public Accounting Firm.

	(ii)	Consolidated Balance Sheets as of March 31, 2015 and 2014.

	(iii)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2015, 2014 and 2013

	(iv)	Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2015, 2014 and 2013

	(v)	Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013

	(vi)	Notes to Consolidated Financial Statements

(2)	Exhibit Listing

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
2.1	Partnership Interest Purchase Agreement by and among Navarre CP, LLC, Navarre CS, LLC, and Navarre CLP, LLC, and FUNimation GP, LLC, Anime LP Holdings, LLC and FUNimation LP, LLC dated March 31, 2011		8-K		2.1	4/5/2011

3.1	Navarre Corporation Amended and Restated Articles of Incorporation		S-1		3.1	4/13/2006

3.2	Navarre Corporation Second Amended and Restated Bylaws		8-K		3.1	3/12/2012

3.3	Amendment to Articles of Incorporation filed with the Minnesota Secretary of State		8-K		3.1	9/9/2013

4.1	Form of Specimen Certificate for Common Stock		S-1		4.1	4/13/2006

10.1	Navarre Corporation Amended and Restated 2004 Stock Plan, as amended September 13, 2007 (but only as to the addition of 1,500,000 shares available for issuance)		S-8		4	2/22/2006

10.2	Amendment No. 2 to Amended and Restated 2004 Stock Plan		DEF14A		A	7/28/2009

10.3	Speed Commerce, Inc. 2014 Stock Option and Incentive Plan		DEF14A		A	9/18/2014

10.4	Form of Employee Stock Option Agreement under 2004 Stock Plan		10-K	3/31/2005	10.58	6/14/2005

10.5	Form of Non-Employee Director Stock Option Agreement under 2004 Stock Plan		10-K	3/31/2005	10.59	6/14/2005

10.6	Form of Employee Restricted Stock Agreement under 2004 Stock Plan		8-K		10.2	4/4/2006

10.7	Form of Director Restricted Stock Agreement under 2004 Stock Plan		8-K		10.3	4/4/2006

10.8	Form of Employee Nonqualified Stock Option Agreement under 2004 Stock Plan		8-K		10.2	9/19/2011

10.9	Form of TSR Stock Unit Agreement under 2004 Stock Plan		8-K		10.4	4/4/2006

10.10	Form of Performance Stock Unit Agreement under 2004 Stock Plan		8-K		10.5	4/4/2006

10.11	Form of Restricted Stock Unit Agreement under 2004 Stock Plan		10-Q	09/31/07	10.1	11/8/2007

10.12	Form of Non-employee Director Stock Option Agreement under 2014 Stock Plan	X

10.13	Form of Non-employee Director Restricted Stock Unit Agreement under 2014 Stock Plan	X

10.14	Form of Employee Stock Option Agreement under 2014 Stock Plan	X

10.15	Form of Employee Restricted Stock Unit Agreement under 2014 Stock Plan	X

10.16	Executive Employment Agreement with Restrictive Covenants dated October 3, 2011 between the Company and Richard S Willis		8-K/A		10.1	10/6/2011

10.17	Amendment to Executive Employment Agreement with Restrictive Covenants dated February 22, 2012 between the Company and Richard S Willis		8-K/A		10.1	2/23/2012

10.18	Executive Severance Agreement dated June 24, 2013 between the Company and Terry J. Tuttle		8-K		10.1	6/26/2013

10.19	Executive Severance Agreement dated August 12, 2010 between the Company and Ward Thomas		8-K		10.1	8/13/2010

10.20	First Amendment to Executive Severance Agreement dated April 4, 2014 between the Company and Ward Thomas		8-K		10.1	4/4/2014

10.21	Executive Employment Agreement with Restrictive Covenants between Speed Commerce, Inc. and Matthew Konkle, dated November 1, 2014.	X

10.22	Amendment No. 1 to Executive Employment Agreement with Restrictive Covenants between Speed Commerce, Inc. and Matthew Konkle, dated February 18, 2015.	X

10.23	Underwriting Agreement dated September 26, 2013 between the Company and Stifel, Nicolaus & Company, Incorporated		8-K		1.1	9/26/2013

10.24	Fiscal Year 2012 Annual Management Incentive Plan		10-K	3/31/2011	10.59	6/9/2011

10.25	Fiscal Year 2013 Annual Management Incentive Plan		8-K	10.1	4/4/2012

10.26	Fiscal Year 2014 Annual Management Incentive Plan		8-K	10.1	6/14/2013

10.27	Fiscal Year 2015 Annual Management Incentive Plan	X

10.28	Lease Agreement between Prologis and Navarre Corporation, dated February 1, 2013.	X

10.29	Amendment No. 1 to Lease Agreement between Prologis and Navarre Corporation, dated February 15, 2013.	X

10.30	Amendment No. 2 to Lease Agreement between Prologis and Navarre Corporation, dated January 22, 2014.	X

10.31	Amendment No. 3 to Lease Agreement between Prologis and Navarre Corporation, dated March 13, 2014.	X

10.32	Lease Agreement between Prologis and Speed Commerce, Inc., dated May 21, 2008.	X

10.33	Amendment No. 1 to Lease Agreement between Prologis and Navarre Corporation, dated November 18, 2008.	X

10.34	Amendment No. 2 to Lease Agreement between Prologis and Navarre Corporation, dated July 10, 2009.	X

10.35	Amendment No. 3 to Lease Agreement between Prologis and Navarre Corporation, dated June 10, 2011.	X

10.36	Lease between Wilson Richardson, LLC and Navarre Corporation, dated August 14, 2013.	X

10.37	Office Lease between Parkstone Office Center, LLC and Sigma Holdings, LLC dba Fifth Gear, dated November 16, 2010.	X

10.38	Lease between Westminster Properties, Inc. and Sigma Holdings, LLC, dated April 1, 2011.	X

10.39	Form of Credit Agreement dated November 12, 2009 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders		8-K	10.1	11/13/2009

10.40	Consent and Amendment No. 1 to Credit Agreement dated April 29, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	10-K	3/31/2010	10.69	6/11/2010

10.41	Consent and Amendment No. 2 to Credit Agreement dated May 17, 2010 among the Company, Wells Fargo Capital Finance, LLC, as Agent, and Lenders	8-K		10.2	5/17/2010

10.42	Form of Amendment No 5. to Credit Agreement dated December 29, 2011 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	1/5/2012

10.43	Form of Amendment No. 6 to Credit Agreement dated February 3, 2012 between the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	2/3/2012

10.44	Consent and Amendment No. 7 to Credit Agreement dated May 17, 2010 among the Company and Wells Fargo Capital Finance, LLC	8-K		10.1	11/21/2012

10.45	Consent and Amendment No. 8 to Credit Agreement dated June 28, 2013 among the Company and Wells Fargo Capital Finance, LLC	8-K	10.1	6/28/2013

10.46	Consent and Amendment No. 9 to Credit Agreement dated November 22, 2013	8-K	10.1

10.47	Asset Purchase Agreement dated May 17, 2010 by and among Encore Software, Inc., Navarre Corporation and Punch Software, LLC	8-K	10.1	5/17/2010

10.48	Agreement and Plan of Merger dated September 27, 2012 between the Company and SpeedFC Equityholders	8-K	2.1	9/28/2012

10.49	Amendment No.1 to the Agreement and Plan of Merger dated October 29, 2012 between the Company and SpeedFC Equityholders	8-K	2.1	10/29/2012

10.50	Amendment No. 2 to Agreement and Plan of Merger dated June 26, 2013	8-K	2.1	6/27/2013

10.51	Amendment No. 3 to the Agreement and Plan of Merger, by and among Speed Commerce, Inc., Speed Commerce Corp and Jeffrey B. Zisk, in his capacity as representative of the SFC Equityholders, dated September 29, 2014.	8-K	2.1	10/3/2014

10.52	Form of Registration Rights Agreement by and among Navarre Corporation and the SFC Equityholders	8-K	10.1	9/28/2012

10.53	Form of Employment Agreement by and between Navarre Corporation and Jeffrey B. Zisk	8-K	10.2	9/28/2012

10.54	Asset Purchase Agreement among Fifth Gear Acquisitions, Inc. and Speed Commerce, Inc., as purchasers and Sigma Holdings, LLC, Sigma Micro, LLC and Lexton Group, LLC, as Sellers, dated November 21, 2014.	8-K	2.1	11/26/2015

10.55	Credit and Guaranty Agreement between Speed Commerce, Inc. and certain of its subsidiaries as Guarantors and Garrison Loan Agency Services, LLC, as administrative agent for the Lenders, dated July 9, 2014.	8-K	10.1	7/9/2014

10.56	Amended and Restated Credit and Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated November 21, 2014.	8-K	2.1	11/26/2015

10.57	Limited Waiver to Credit and Guaranty Agreement by and among Speed Commerce, Inc. and certain subsidiaries of the Company, as guarantors and Garrison Loan Services Agency, LLC, as the administrative agent for the Lenders, dated November 10, 2014.	10-Q	10.4	11/10/2014

10.58	Registration Rights Agreement by and among Speed Commerce, Inc. and the Fifth Gear Sellers, including Albert Langsenkamp in his capacity as representative of the Fifth Gear Sellers, dated November 21, 2014.	S-3	4.3	12/26/2014

10.59	Exchange and Settlement Agreement between Speed Commerce, Inc. and the Series C Preferred Stock Stockholders, dated March 16, 2015.	8-K	10.1	3/16/2015

10.60	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Speed Commerce, Inc., dated March 12, 2015.	8-K	10.2	3/16/2015

10.61	Registration Rights Agreement between Speed Commerce, Inc. and the Series D Convertible Preferred Stockholders, dated March 16, 2015.	8-K	10.4	3/16/2015

10.62	Form of Subscription Agreement, dated as of April 16, 2015, between the Company and the Holders of the Series A Warrants and Series B Warrants.	8-K	10.1	4/16/2015

10.63	Form of Series A Warrant to Purchase Common Stock of Speed Commerce, Inc., dated April 21, 2015.	8-K	4.1	4/16/2015

10.64	Form of Series B Warrant to Purchase Common Stock of Speed Commerce, Inc., dated April 21, 2015.	8-K	4.2	4/16/2015

10.65	Placement Agent Agreement between Speed Commerce, Inc. and Roth Capital Partners, LLC, dated April 16, 2015.	8-K	10.2	4/16/2015

10.66	Agreement between Speed Commerce, Inc. and SPDC Investment, LLC, Red Alder GP, LLC and Schuster Tanger, dated July 11, 2014.	8-K	10.1	7/11/2014

10.67	Asset Purchase Agreement among Speed Commerce, Inc. and certain subsidiaries, as Sellers, and Wynit Distribution, LLC and certain subsidiaries, as Purchasers, dated July 9, 2014.		8-K		2.1	7/12/2014

10.68

Consent And Second Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated May 11, 2015. (portions of such exhibit are treated as confidential pursuant to a confidential treatment request file with the Commission by the Company)

		X

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

Speed Commerce, Inc.
(Registrant)

June 15, 2015	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

June 15, 2015	/s/ Terry J. Tuttle
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

Signature	Title	Date

/s/ Richard S Willis	President and Chief Executive Officer and Director	June 15, 2015
Richard S Willis	(principal executive officer)

/s/ Terry J. Tuttle	Chief Financial Officer	June 15, 2015
Terry J. Tuttle	(principal financial and accounting officer)

/s/ Timothy R. Gentz	Chairman of the Board	June 15, 2015
Timothy R. Gentz

/s/ Rebecca Lynn Atchison	Director	June 15, 2015
Rebecca Lynn Atchison

/s/ Alexandra Constantinople	Director	June 15, 2015
Alexandra Constantinople

/s/ Stephen F. Duchelle	Director	June 15, 2015
Stephen F. Duchelle

/s/ Frederick C. Green IV	Director	June 15, 2015
Frederick C. Green IV

/s/ Scott A. Guilfoyle	Director	June 15, 2015
Scott A. Guilfoyle

/s/ Bradley J. Shisler	Director	June 15, 2015
Bradley J. Shisler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Speed Commerce, Inc.

We have audited the accompanying consolidated balance sheets of Speed Commerce, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Speed Commerce, Inc. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

June 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Speed Commerce, Inc.

We have audited the internal control over financial reporting of Speed Commerce, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective controls over the recording and reconciliation of deferred costs. Due to the failure of management to enforce use of an adequate time-keeping system, management developed estimates to record and report these costs, which were not sufficiently supported and documented in a timely manner.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated June 15, 2015, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

June 15, 2015

SPEED COMMERCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,381	$13
Accounts receivable, less allowance for doubtful accounts of $1,043 at March 31, 2015 and $41 at March 31, 2014	18,685	18,527
Inventory	1,687	-
Prepaid expenses	1,633	1,000
Deferred costs	7,199	1,708
Assets of discontinued operations	-	102,278
Total current assets	35,585	123,526
Property and equipment, net	23,072	15,409
Other assets:
Intangible assets, net	42,355	19,596
Goodwill	45,002	30,665
Assets of discontinued operations	-	7,578
Other long-term assets	12,268	5,914
Total assets	$158,282	$202,688
Liabilities and shareholders’ equity
Current liabilities:
Revolving line of credit	$-	$38,362
Current portion of long-term debt	2,750	-
Accounts payable	16,453	12,683
Accrued expenses	9,862	1,730
Deferred payment obligation short-term - acquisition	856	1,104
Liabilities related to assets of discontinued operations	-	88,388
Other current liabilities	9,862	4,279
Total current liabilities	39,783	146,546
Long-term liabilities:
Deferred payment obligation long-term - acquisition	-	1,380
Deferred tax liabilities - long term	1,273	1,288
Liabilities related to assets of discontinued operations	-	7
Long-term debt	96,000	-
Other long-term liabilities	15,590	2,072
Total liabilities	152,646	151,293
Commitments and contingencies (Note 10)
Shareholders’ equity:
Convertible preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 344,001.10 at March 31, 2015 and zero at March 31, 2014	8,523	-
Common stock, no par value: Authorized shares — 100,000,000; issued and outstanding shares — 66,013,130 at March 31, 2015 and 65,208,193 at March 31, 2014	215,867	213,354
Accumulated deficit	(218,760)	(162,734)
Accumulated other comprehensive income	6	775
Total shareholders’ equity	5,636	51,395
Total liabilities and shareholders’ equity	$158,282	$202,688

See accompanying notes to consolidated financial statements.

 SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years ended March 31,
	2015	2014	2013
Net revenue	$120,008	$107,079	$54,500
Cost of revenue	105,400	88,972	44,734
Gross profit	14,608	18,107	9,766
Operating expenses:
Selling and marketing	3,041	2,692	1,621
General and administrative	21,667	12,512	11,093
Information technology	4,633	2,780	1,059
Depreciation and amortization	9,065	5,848	1,101
Goodwill and intangible impairment	18,764	-	-
Total operating expenses	57,170	23,832	14,874
Loss from operations	(42,562)	(5,725)	(5,108)
Other income (expense):
Interest expense, net	(4,744)	(1,859)	(1,017)
Loss on early extinguishment of debt, net	(3,863)	-	-
Other income (expense), net	8,537	5	(98)
Loss from continuing operations, before income tax	(42,632)	(7,579)	(6,223)
Income tax expense from continuing operations	(213)	(290)	(11,699)
Net loss from continuing operations	(42,845)	(7,869)	(17,922)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	2,203	-	-
Income (loss) from discontinued operations, net of tax	(15,384)	(18,697)	6,125
Net loss	$(56,026)	$(26,566)	$(11,797)
Basic loss per common share:
Continuing operations	$(0.71)	$(0.13)	$(0.41)
Discontinued operations	(0.20)	(0.31)	0.14
Net loss	$(0.91)	$(0.44)	$(0.27)
Diluted loss per common share:
Continuing operations	$(0.71)	$(0.13)	$(0.41)
Discontinued operations	(0.20)	(0.31)	0.14
Net loss	$(0.91)	$(0.44)	$(0.27)
Weighted average shares outstanding:
Basic	65,672	60,775	43,529
Diluted	65,672	60,775	43,529
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	(769)	439	345
Comprehensive loss	$(56,795)	$(26,127)	$(11,452)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2012	-	$-	37,112,343	$164,196	$(124,371)	$(9)	$39,816
Net shares issued upon exercise of stock options and for restricted stock	-	-	260,610	90	-	-	90
Share based compensation	-	-	-	983	-	-	983
Common stock issued - SCC Acquisition	-	-	18,865,283	24,246	-	-	24,246
Net loss	-	-	-	-	(11,797)	-	(11,797)
Unrealized income on foreign exchange rate translation	-	-	-	-	-	345	345
Balance at March 31, 2013	-	-	56,238,236	189,515	(136,168)	336	53,683
Net shares issued upon exercise of stock options and for restricted stock	-	-	379,921	338	-	-	338
Share based compensation	-	-	-	1,326	-	-	1,326
Common stock issued - SCC Acquisition	-	-	590,036	388	-	-	388
Net loss	-	-	-	-	(26,566)	-	(26,566)
Unrealized income on foreign exchange rate translation	-	-	-	-	-	439	439
Equity offering	-	-	8,000,000	21,787	-	-	21,787
Balance at March 31, 2014	-	-	65,208,193	213,354	(162,734)	775	51,395
Net shares issued upon exercise of stock options and for restricted stock	-	-	804,937	686	-	-	686
Share based compensation	-	-	-	2,408	-	-	2,408
Issuance of convertible preferred stock	333,333.30	4,665	-	3,533	-	-	8,198
Accretion of convertible preferred stock	-	3,533	-	(3,533)	-	-	-
Dividend for convertible preferred stock dividends	10,667.80	325	-	(581)	-	-	(256)
Net loss	-	-	-	-	(56,026)	-	(56,026)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(769)	(769)
Balance at March 31, 2015	344,001.10	$8,523	66,013,130	$215,867	$(218,760)	$6	$5,636

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2015	2014	2013
Operating activities:
Net loss	$(56,026)	$(26,566)	$(11,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net of tax	(2,203)	-	-
Gain (loss) from discontinued operations, net of tax	15,384	18,697	(6,125)
Gain on obligation settlement	(1,300)	-	-
Loss on extinguishment of debt	3,863	-	-
Depreciation and amortization	9,065	5,848	1,101
Amortization of debt issuance costs	1,150	323	196
Share-based compensation expense	1,820	1,043	793
Goodwill and intangible impairment	18,764	-	-
Deferred income taxes	-	9	10,660
Change in fair value of warrants and earn out	(7,469)	-	249
Changes in operating assets and liabilities	13,198	(3,346)	(5,424)
Operating activities from discontinued operations, net	3,099	(21,127)	4,105
Net cash used in operating activities	(655)	(25,119)	(6,242)
Investing activities:
Proceeds from sale of Distribution business	5,000	-	-
Cash proceeds (paid) related to acquisition	(54,314)	319	(22,120)
Purchases of property, equipment and software, net	(8,994)	(10,508)	(1,960)
Investing activities from discontinued operations, net	-	(1,357)	(1,877)
Net cash used in investing activities	(58,308)	(11,546)	(25,957)
Financing activities:
Proceeds from revolving line of credit	61,688	135,458	173,555
Payments on revolving line of credit	(100,050)	(120,980)	(149,671)
Proceeds from long-term debt	135,000	-	-
Payments on long-term debt	(36,250)	-	-
Proceeds from convertible preferred stock and warrants	9,928	-	-
Proceeds from equity offering, net	-	21,787	-
Debt issuance costs	(4,414)	(35)	(762)
Other	(571)	338	90
Financing activities from discontinued operations, net	-	19	3,478
Net cash provided by financing activities	65,331	36,587	26,690
Net increase (decrease) in cash and cash equivalents	6,368	(78)	(5,509)
Cash and cash equivalents at beginning of period	13	91	5,600
Cash and cash equivalents at end of period	$6,381	$13	$91

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1 Business Description

Speed Commerce, Inc. (the “Company” or “Speed Commerce”), a Minnesota corporation formed in 1983, is a provider of web platform development and hosting, customer care, fulfillment, order management, logistics and call center capabilities for clients.

On November 21, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sigma Holdings, LLC. Under the Purchase Agreement, the Company purchased substantially all of the assets which were operated under the trade name Fifth Gear and the Company entered into a five-year Amended and Restated Credit and Guaranty Agreement, $100 million term loan credit facility with various lenders.

On July 9, 2014, the Company completed the sale of its Distribution business. The Distribution business has been reclassified as discontinued operations in the consolidated financial statements for all periods presented.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Speed Commerce and its wholly-owned subsidiaries (collectively referred to herein as the “Company”). All inter-company accounts and transactions have been eliminated in consolidation.

Segment Reporting

 The Company reports as a single reportable segment based on the nature of the Company’s services, the type of customers and business processes and the economic similarity of the Fifth Gear and Speed Commerce Corporation (“SCC”) operating segments.

Fiscal Year

References in these footnotes to fiscal 2015, 2014 and 2013 represent the twelve months ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realizability of accounts receivable, goodwill, intangible assets, the recoverability of initial project costs, accruals for certain contracts estimated to be in a loss position and the adequacy of certain accrued liabilities and reserves. Actual results could differ from these estimates.

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

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying value of the Company’s financial assets and liabilities approximates fair value at March 31, 2015 and March 31, 2014. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

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

Inventory

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) method. The Company monitors its inventory to ensure that it properly identifies, on a timely basis, inventory items that are slow-moving and non-returnable.

Deferred Costs

Upfront project development revenues and costs related to contract services, such as web site implementation and migration are deferred until the site launched. Deferred revenues and costs are amortized over the expected life of the customer relationship. Changes in project requirements or scope, estimated life of customer relationship or project profitability may result in revisions in the timing and/or recoverability of deferred project costs. The effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on projects are recognized when it is first determined that upfront costs cannot be recovered over the expected life of the customer relationship. The Company makes key judgments in areas such as the customer life, estimated project revenues and costs, and costs to complete sites that are not launched at the end of the reporting period. Any deviations from estimates could have a significant positive or negative impact on the results of operations.

The Company may incur costs subject to statements of work or similar change requests, whether approved or unapproved by the customer. The Company determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. For change requests associated with initial development requirements, the anticipated revenues and costs are deferred and amortized over the life of the customer relationship. For change requests for active sites that were not part of the initial development requirements, costs are recognized as incurred.

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

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company reviews goodwill for potential impairment annually for each reporting unit or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value. The Company evaluates impairment of goodwill by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Factors which may cause impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. The Company determines fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. The amount of impairment loss is recognized as the excess of the asset’s carrying value over its fair value.

Intangible Assets

Intangible assets include trademarks, developed technology, customer relationships, and a domain name. Intangible assets (except for trademarks) are amortized on a straight-line basis with estimated useful lives ranging from one to twelve years. The straight-line method of amortization of these assets reflects an appropriate allocation of the costs of the intangible assets to its useful life. Definite-lived intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Indefinite-lived intangibles, such as trademarks, are evaluated for impairment annually. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated fair value of the asset.

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

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

 Loss Per Share

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

	Years ended March 31,
	2015	2014	2013
Numerator:
Net loss from continuing operations	$(42,845)	$(7,869)	$(17,922)
Dividend for convertible preferred stock, Series D dividends	(30)	-	-
Accretion of convertible preferred stock, Series C	(3,533)	-	-
Income (loss) from discontinued operations, net of tax	(13,181)	(18,697)	6,125
Net loss to common stockholders	$(59,589)	$(26,566)	$(11,797)
Denominator:
Denominator for basic loss per share — weighted average shares	65,672	60,775	43,529
Denominator for diluted loss per share — weighted-average shares	65,672	60,775	43,529
Basic earnings (loss) per common share
Continuing operations	$(0.71)	$(0.13)	$(0.41)
Discontinued operations	(0.20)	(0.31)	0.14
Net loss	$(0.91)	$(0.44)	$(0.27)
Diluted earnings (loss) per common share
Continuing operations	$(0.71)	$(0.13)	$(0.41)
Discontinued operations	(0.20)	(0.31)	0.14
Net loss	$(0.91)	$(0.44)	$(0.27)

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Due to the Company’s net loss for the years ended March 31, 2015 and 2014, diluted loss per share from continuing operations excludes 2.9 million and 1.8 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive.

Transition and Transaction Plan

During April 2013, the Company implemented a series of initiatives in connection with the integration of SCC. These included a reduction in workforce and a consolidation of business structures and processes across the Company's operations.  These integration initiatives resulted in, among other things, the leasing of expanded distribution and fulfillment facilities in Columbus, OH and the leasing of new offices in Dallas, TX; and the transition of certain corporate functions from Minneapolis to Dallas. The Company completed these initiatives in fiscal year 2014 and incurred $11.2 million of related expenses during the fiscal 2014.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation" ("ASU 2014-12"). ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements.

Note 3 Acquisitions

Fifth Gear

On November 21, 2014, the Company completed the purchase of the Fifth Gear Assets. Total consideration included: $54.5 million in cash, after working capital adjustment, and up to 7,000,000 shares of the Company’s common stock upon Fifth Gear’s achieving certain financial metrics for the twelve months ended December 31, 2014.  The cash paid at closing was funded by the Company's Amended and Restated Credit and Guaranty Agreement.   The combined fair value of the earn-out consideration was estimated to be $10.4 million based upon Level 3 fair value valuation techniques (unobservable inputs that reflect the reporting entity’s own assumptions).  A financial model was applied to estimate the value of the consideration that utilized the income approach and option pricing theory to compute expected values and probabilities of reaching the various thresholds in the agreement. Key assumptions included (i) the product of nine times the 2014 Adjusted EBITDA of Seller, on a combined and consolidated basis exceeds (ii) $55 million in an amount not to exceed 7,000,000 shares of the Company’s common stock (See Note 18 Subsequent events).

The goodwill of $32.3 million arising from the Purchase Agreement consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fifth Gear. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The purchase price was allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Cash, net of cash acquired	$54,314
Earn out obligation	10,441
Fair value of total consideration transferred	$64,755
The Fifth Gear purchase price was allocated as follows:
Accounts receivable	$5,175
Inventory	1,190
Prepaid expenses and other assets	733
Property and equipment	5,611
Purchased intangibles:
Developed product technologies	3,070
Customer relationships	20,100
Tradenames	522
Goodwill	32,311
Accounts payable	(1,513)
Accrued expenses and other liabilities	(2,444)
$64,755

Net sales of Fifth Gear, included in net revenue - in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended March 31, 2015 was $21.3 million.  Fifth Gear provided operating income of $8,000 to the consolidated Company’s operating income for the year ended March 31, 2015.

Acquisition-related costs (included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended March 31, 2015 were $2.1 million.

A gain of $5.9 million was recognized for fiscal year 2015 related to the contingent earn out obligation originally valued at $10.4 million, due to the change in the Company’s stock price as of March 31, 2015.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of Fifth Gear had been completed as of the beginning of fiscal 2015.  The pro forma presentation below does not include any impact of transaction costs or synergies.

	Years ended March 31,
	2015	2014
Net sales	$155,230	$160,639
Loss from continuing operations	(44,429)	(13,079)
Net loss	$(57,855)	$(32,066)
Loss per common share:
Basic	$(0.88)	$(0.69)
Diluted	$(0.88)	$(0.69)

SCC

On November 20, 2012, the Company completed the acquisition of SCC, a leading provider of end-to-end e-commerce services. Total consideration included: $24.5 million in cash at closing, which is net of a preliminary working capital adjustment, 17.1 million shares of the Company’s common stock plus performance payments (contingent consideration) up to an additional $5.0 million in cash (undiscounted) and 6.3 million shares of the Company’s common stock contingent upon SCC’s achieving certain financial metrics for the 12 months ending December 31, 2012. The contingent cash payment is comprised of up to a maximum of $1.25 million, of which $1.0 million was paid in early calendar 2013, and up to a maximum of $3.75 million, of which $3.0 million (before interest of five percent per annum) will be paid in equal, quarterly installments beginning in October 2013 and ending on February 29, 2016. The contingent share payment of up to a maximum of 2,215,526 shares was to be issued in early calendar 2013, of which 1,770,097 shares were issued, and up to a maximum of 4,071,842 shares could have been issued in late calendar 2013, of which 590,036 were issued in July 2013. The determination of the remaining contingent cash and share payments was finalized in the first quarter of fiscal 2014. The working capital adjustment was also finalized in the first quarter of fiscal 2014 in accordance with the Merger Agreement, pursuant to which the Company received $836,000, which reduced the amount of cash consideration paid and decreases goodwill.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

On September 29, 2014, the Company entered into Amendment No. 3 which resolved certain outstanding items by reducing the Merger Consideration in the aggregate amount of $1,300,000, and the parties agreed to mutual releases in connection with certain claims.

Note 4 Discontinued Operations

  On July 9, 2014, the Company completed the sale of its Distribution business to Wynit Distribution, LLC (the “Buyers”). The Company received cash proceeds of $5.0 million and a promissory note from the Buyers in an amount equal to $10.0 million at the close of the transaction, which was adjusted to $1.5 million based on actual working capital delivered and other post-closing adjustments. The Company has recognized a pre-tax gain of approximately $2.2 million. There are no principal payments under the promissory note until July 2015, with the final as adjusted principal balance payable in equal quarterly installments over three years. The sale of the Distribution business is not expected to generate a federal tax liability but is subject to applicable state income taxes. In connection with the sale, the Company and the Buyer also entered into a transition services agreement to provide one another with certain post-closing transitional services. The Distribution business is reclassified as discontinued operations in the consolidated financial statements for all periods presented.

The following table provides the components of discontinued operations:

	Years ended March 31,
	2015	2014	2013
Net revenue	$71,743	$391,237	$430,795
Cost of revenue	70,711	359,554	388,501
Total operating expenses	16,375	50,353	36,032
Pre-tax income (loss) from discontinued operations	(15,343)	(18,670)	6,262
Gain (loss) on sale of discontinued operations	2,203	-	-
Income tax benefit (expense)	(41)	(27)	(137)
Income (loss) from discontinued operations, net of tax	$(13,181)	$(18,697)	$6,125

Note 5 Supplemental Cash Flow Information

For the years ended March 31, 2015, 2014 and 2013, net cash paid for income taxes was $37,000, $448,000 and $202,000, respectively.  For the years ended March 31, 2015, 2014, and 2013, net cash paid for interest was $4.5 million, $1.7 million, and $710,000, respectively.

The following table provides the components of changes in operating assets and liabilities, net of acquisition:

	March 31, 2015	March 31, 2014	March 31, 2013
Accounts receivable	$5,017	$(3,628)	$(297)
Inventories	(497)	-	-
Prepaid expenses	(435)	(391)	643
Income taxes receivable	-	-	13
Other assets	(12,669)	(5,459)	(1,298)
Accounts payable	2,533	1,549	2,641
Accrued expenses and other liabilities	19,249	4,583	(7,126)
Changes in operating assets and liabilities, net of acquisition	$13,198	$(3,346)	$(5,424)

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 6 Goodwill, Deferred Costs and Intangible Assets

Goodwill

     The Company performs an impairment test of goodwill annually, or when events or a change in circumstances indicate that the carrying value might exceed the current fair value. The goodwill as of March 31, 2015 was created in the SCC and Fifth Gear acquisitions. Certain factors may result in the need to perform an impairment test other than annually, including significant underperformance of the Company's business relative to expected operating results, significant adverse economic and industry trends, and a decision to divest an individual business within a reporting unit.

The Company performed the 2015 annual goodwill impairment analysis using two reporting units:  SCC and Fifth Gear.

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

In March 2015, we performed our annual goodwill and intangible asset impairment assessments using widely-accepted valuation techniques and recorded impairment charges for our SCC reporting unit goodwill and trademark of $18.0 million and $0.8 million, respectively as of March 31, 2015.

Deferred Costs

In the fourth quarter of fiscal 2015, we determined that several of SCC’s web development only client projects had become unprofitable as contractual site requirements required significantly more customization programming than anticipated. As a result we recorded provisions for anticipated losses on contracts of $5.3 million and recorded charges of $6.5 million for deferred project costs that we no longer anticipate to recover over the period of customer relationship. Finally, we recorded provisions for uncollectable receivables of $1.7 million principally from two clients that ceased operations after the 2014 holiday season.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to twelve years for customer relationships, three years for customer lists and seven years for the domain name and are valued as follows (in thousands):

	March 31, 2015			March 31, 2014
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Developed technology	$4,832	$(2,595)	$2,237	$4,170	$(1,483)	$2,687
Customer relationships	34,590	(4,290)	30,300	14,490	(1,485)	13,005
Domain name	135	(38)	97	135	(19)	116
Internal-use software	7,048	(475)	6,573	244	(46)	198
Tradename	522	(174)	348	-	-	-
Trademarks (not amortized)	2,800	-	2,800	3,590	-	3,590
	$49,265	$(6,910)	$42,355	$22,629	$(3,033)	$19,596

Aggregate amortization expense for the years ended March 31, 2015, 2014 and 2013 was $4.5 million, $2.4 million and $0.7 million, respectively. The following is a schedule of estimated future amortization expense (in thousands):

2016	$7,066
2017	5,919
2018	4,916
2019	4,271
2020	3,491
Thereafter	13,892
Total	$39,555

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Debt issuance costs	$1,264	$2,771
Less: accumulated amortization	(84)	(1,848)
Debt issuance costs, net	$1,180	$923

Amortization expense was $393,000, $323,000 and $199,000 for the years ended March 31, 2015, 2014 and 2012, respectively and was included in interest expense. During fiscal 2015 and 2014, the Company incurred $4.4 million and $35,000, respectively of debt issuance costs related to amendments to the Company’s Credit Facility. During fiscal 2015, the Company wrote off $3.8 million related to early extinguishment of debt.

Note 7 Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Prepaid maintenance and licenses	$876	$450
Prepaid insurance	249	166
Other prepaid expenses	508	384
Total prepaid expenses	$1,633	$1,000

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 8 Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Furniture and fixtures	$638	$27
Building	1,700	-
Computer and office equipment	10,367	5,561
Warehouse equipment	15,338	10,464
Leasehold improvements	2,100	826
Construction in progress	1,645	2,851
Total	31,788	19,729
Less: accumulated depreciation and amortization	(8,716)	(4,320)
Net property and equipment	$23,072	$15,409

Depreciation and amortization expense was $4.4 million, $3.3 million and $1.0 million for the years ended March 31, 2015, 2014 and 2013, respectively.

Net long-lived assets held were $22.8 million and $14.6 million in the United States, and $279,000 and $391,000 in Mexico at March 31, 2015 and 2014, respectively.

Note 9 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Debt issuance costs, net	$1,180	$923
Deferred costs	6,672	3,757
Note receivable	1,459	-
Other	2,957	1,234
Total other long-term assets	$12,268	$5,914

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Compensation and benefits	$2,336	$1,135
Accrued interest	-	158
Warrant	261	-
Earn out obligation	4,480	-
Other	2,785	437
Total accrued expenses	$9,862	$1,730

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Other current liabilities consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Deferred revenue	$3,697	$3,007
Tax payable	39	733
Lease obligations	1,071	539
Line of credit for inventory purchases	1,443	-
Provision of customer losses	3,612	-
Total other current liabilities	$9,862	$4,279

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2015	March 31, 2014
Deferred rent	$7,748	$1,390
Deferred revenue	4,424	563
Lease obligations	537	85
Other	912	34
Provision of customer losses	1,969	-
Total other long-term liabilities	$15,590	$2,072

Note 10 Commitments and Contingencies

 Leases

The Company leases its facilities and a portion of its office and warehouse equipment. The terms of the lease agreements generally range from 3 to 15 years, with certain leases containing options to extend the leases up to an additional 10 years. The Company does not believe that exercise of the renewal options are reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. The leases require payment of real estate taxes and operating costs in addition to base rent. Total base rent expense including discontinued operations was $5.9 million, $5.4 million and $2.8 million for the years ended March 31, 2015, 2014 and 2013, respectively. Lease terms vary, but generally provide for fixed and escalating rentals which range from an additional $0.06 per square foot to a 3% annual increase over the life of the lease.

The following is a schedule of future minimum rental payments required under noncancelable operating leases as of March 31, 2015 (in thousands):

2016	$6,647
2017	6,787
2019	5,499
2019	4,596
2020	3,075
Thereafter	12,614
Total	$39,218

 Guarantee

On May 29, 2007, FUNimation entered into an office lease in Flower Mound, Texas. In order to obtain the lease, the Company, as the parent of the FUNimation subsidiary at that time, guaranteed the full and prompt payment of the lease obligations and as of March 31, 2011, the Company continued to be the guarantor. On April 14, 2011, the Company entered into an agreement to be released from the office lease guarantee by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $1.6 million and $2.3 million at March 31, 2015 and 2014, respectively. Therefore, at March 31, 2015 and 2014, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of March 31, 2015 and 2014, respectively as not probable or estimable.

Note 11 Capital Leases

The Company leases certain equipment under noncancelable capital leases. At March 31, 2015 and 2014, leased capital assets included in property and equipment were as follows (in thousands):

	March 31, 2015	March 31, 2014
Computer and office equipment	$2,279	$234
Less: accumulated amortization	(352)	(85)
Net property and equipment	$1,927	$149

Amortization expense for the years ended March 31, 2015, 2014 and 2013 was $295,000, $69,000 and $82,000, respectively. Future minimum lease payments, excluding additional costs such as insurance and maintenance expense payable by the Company under these agreements, by year and in the aggregate are as follows (in thousands):

Minimum Lease
Commitments
Year ending March 31:
2016	$1,089
2017	452
2018	109
2019	-
Total minimum lease payments	$1,650
Less: amounts representing interest at rates ranging from 5.0% to 8.49%	(192)
Present value of minimum capital lease payments, reflected in the balance sheet as current and noncurrent capital lease obligations of $921 and $537, respectively.	$1,458

Note 12 Bank Financing and Debt

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

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The interest rate is roughly equal to the LIBOR rate, plus 7.5%, except upon an event of default. The LIBOR rate for all loans under the Amended and Restated Term Loan is subject to a minimum level of 1.0%. The interest rate on the Amended and Restated Credit Facility at March 31, 2015 was 8.50%.

The Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. The Credit Facility is secured by a first priority security interest on substantially all of the Company’s assets.

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. At March 31, 2015 we were in compliance with all covenants of the agreement, as amended.

Inventory Facility

On November 21, 2014, the Company entered into a secured revolving credit agreement with a client in an aggregate principal amount not to exceed $3.5 million. The revolving credit agreement is secured by inventory ordered from approved suppliers and cash and receivables from the client’s customers, the interest rate charged was LIBOR plus 1.5%. At March 31, 2015 the facility had an outstanding balance of $1.4 million which is included in other current liabilities and an interest rate of 2.5%.

Previous Debt Facilities

On July 9, 2014, the Company entered into a five-year, $50 million term loan credit facility with Garrison. Upon the closing, $35 million was funded to the Company. Funds provided under the Amended and Restated Credit Facility were used to repay the Company’s Revolving Credit Facility. The Company recognized a loss of $3.0 million on early extinguishment of debt which related to loan costs previously capitalized.

The Company had a $55.0 million Revolving Credit Facility with Wells Fargo Capital Finance, LLC. In conjunction with the sale of the Distribution business, the Credit Facility was paid-off and terminated effective July 9, 2014. The Company recognized an expense of $0.8 million as a result of the early termination of this facility which related to loan costs previously capitalized.

Letters of Credit

  On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $1.6 million and $2.3 million at March 31, 2015 and 2014, respectively. Therefore, at March 31, 2015 and 2014, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

On August 8, 2014, the Company issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424, this standby letter of credit expires on August 8, 2015.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 13 Income Taxes

The income tax provision (benefit) from continuing operations is comprised of the following (in thousands):

	Years ended March 31,
	2015	2014	2013
Loss before income taxes
United States	$(42,812)	$(7,759)	$(6,340)
International	180	180	117
	$(42,632)	$(7,579)	$(6,223)

	Years ended March 31,
	2015	2014	2013
Current
Federal	$-	$28	$(112)
Foreign	54	54	35
State	109	91	110
Deferred	(20,925)	(2,432)	(1,233)
Valuation allowance	20,975	2,549	12,899
Tax expense	$213	$290	$11,699

A reconciliation of income tax expense (benefit) from continuing operations to the statutory federal rate is as follows:

	Years ended March 31,
	2015	2014	2013
Expected federal income tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax effect	-	-	0.4
Valuation allowance	(21.7)	(33.6)	(207.1)
Permanent differences	(13.2)	(0.4)	(7.6)
Return to provision	0.7	(1.5)	(6.1)
Rate change	0.2	0.2	(0.1)
Other	(0.5)	(2.5)	(1.4)
Effective tax rate (continuing operations)	(0.5)%	(3.8)%	(187.9)%

The change in the effective tax rate from fiscal 2014 to fiscal 2015 is principally attributable to the fact that the pre-tax book loss was larger in fiscal 2015, which diluted the impact of any rate adjustment. The change in the effective tax rate from fiscal 2013 to fiscal 2014 is principally attributable to the fact that the Company recorded a full valuation allowance against its deferred tax assets, described below, in fiscal 2013.

For the year ended March 31, 2015 the Company recorded income tax expense from discontinued operations of $41,000. The effective tax rate applied to discontinued operations for the year ended March 31, 2015 was (0.3%).

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2015 and 2014 are as follows (in thousands):

	Years ended March 31,
	2015	2014
Deferred tax assets
Collectability reserves	$369	$158
Reserve for inventory write-off	-	606
Reserve for sales discounts	-	179
Accrued vacations	55	41
Inventory — uniform capitalization	-	273
Net operating loss carryforward	56,940	37,743
Stock based compensation	2,207	895
Other	869	3,252
Total deferred tax assets	60,440	43,147

Deferred tax liabilities
Book/tax depreciation	(1,074)	(1,292)
Book/tax intangibles amortization	(7,188)	(3,672)
Net deferred tax assets (liabilities)	52,178	38,183
Valuation allowance	(53,451)	(39,462)
Total deferred tax asset (liability), net	$(1,273)	$(1,279)

At March 31, 2015 and 2014, the Company had federal net operating loss carryforwards of $152.4 million and $100.8 million, respectively, which will begin to expire in 2029. The Company had foreign tax credit carryforwards of $444,000 and $413,000 at March 31, 2015 and 2014, which will begin to expire in 2016.

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

As a result of the current market conditions and their impact on the Company’s future outlook, management has reviewed its deferred tax assets and concluded that the uncertainties related to the realization of some of its assets, have become unfavorable. As of March 31, 2015 and March 31, 2014, the Company had a net deferred tax asset position before valuation allowance of $52.2 million and $38.2 million, respectively, which is composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016. The Company has considered the positive and negative evidence for the potential utilization of the net deferred tax assets and has concluded that it is more likely than not that the Company will not realize the full amount of net deferred tax assets. Additionally, there are certain deferred tax liabilities that have an indefinite reversal period, primarily related to trademarks and goodwill, which cannot be used to support the reversal of deferred tax assets. The Company recorded a valuation allowance of $53.5 million as of March 31, 2015 and $39.5 million as of March 31, 2014 against its net deferred tax assets that are in excess of the deferred tax liabilities.

The Company does not consider any foreign earnings as permanently reinvested in foreign jurisdictions and records deferred tax liabilities for temporary differences related to its foreign operations.

The Company recognizes interest accrued related to unrecognized income tax benefits (“UTB’s”) in the provision for income taxes. As of March 31, 2015, interest accrued was $212,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $592,000. During fiscal 2015, $140,000 of UTB’s were reversed. As of March 31, 2014, interest accrued was $182,000 and total UTB’s, net of deferred federal and state income tax benefits that would impact the effective tax rate, if recognized, were $555,000.

The Company’s U.S. federal income tax returns for tax years ending in 2012 and 2014 remain subject to examination by tax authorities. The Company’s Canadian income tax return for tax years ending in 2005 through 2014 remain subject to examination by tax authorities The Company files in numerous state jurisdictions with varying statutes of limitations. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2016.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Years ended March 31,
	2015	2014
Income taxes payable, beginning of period	$1,124	$1,085
Gross increases related to prior year tax positions	-	139
Gross increases related to current year tax positions	10	41
Decrease related to statute of limitations lapses	(140)	(140)
Income taxes payable, end of period	$994	$1,125

Note 14 Shareholders’ Equity

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. On June 2, 2014, the Company closed a private offering with institutional investors for approximately $10 million of the Company's Series C Preferred Stock. The Company received proceeds of $9.9 million after costs from the issuance of the Series C Preferred Stock. Under the terms of the offering, the Company sold an aggregate of 3,333,333 shares of the Company's Series C Preferred Stock and issued five-year warrants to purchase an additional 833,333 shares of Common Stock for $3.50 per share and related warrants, for an aggregate purchase price of $10 million. The net proceeds of the offering were be used to pay down indebtedness and for general corporate purposes. The conversion feature for the Series C Preferred Stock was accounted for as a beneficial conversion feature, which had fair value of $3.5 million at issuance. The beneficial conversion feature was accounted from common shareholder equity to preferred stock over a period of six months from issuance and was fully amortized by March 31, 2015.

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

The warrants issued with the Series C preferred stock are accounted for using the liability method and is subject to mark-to-market adjustments at each reporting period. The fair value of the warrants at issuance was $1.7 million and the fair value was $221,000 at March 31, 2015. Changes in fair value are included in other non-operating income in the statement of operations.

On March 16, 2015, the Company entered into an agreement to which it exchanged an aggregate of 344,001.10 shares of Series D Preferred Stock for all the outstanding shares of the Company’s Series C Convertible Preferred Stock held by the original institutional holders. The effect was to restructure the terms of its outstanding Series C Convertible Preferred Stock to lower the annual dividend rate from 7% to 5%, reduce the conversion price at which shares will convert into the Company’s common stock from $3.00 to $1.50, reduce the price at which the Company has the right to force the conversion of the preferred stock from $5.00 to $2.50 and limit the voting rights of the holders in compliance with NASDAQ rules. The restructuring was affected by exchanging one share of a newly established Series D Convertible Preferred Stock has a stated value of $30 per share, for each ten shares of outstanding Series C Preferred Stock, which has a stated value of $3 per share, plus accrued dividends. In the exchange, the Company issued a total of 344,001.10 shares of Series D Preferred Stock. In connection with the issuance of the Series D Preferred Stock, the Company entered into a registration rights agreement with the holder.

The Series D Preferred Stock will accrue dividends at an annual rate of 5% payable in additional shares of Series D Preferred Stock or in cash, at the Company’s option, and is convertible at any time after the exchange into common stock of the Company at a conversion price of $1.50 per share (subject to adjustment). The Company has the right to force the conversion of the Series D Preferred Stock in the event that the Company’s common stock trades above $2.50 per share (subject to adjustment) for 28 trading days in a 30 consecutive trading day period provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. The Company also has the right to call the outstanding Series D Preferred Stock at a redemption price per share equal to 110% of the stated value per share of the Series D Preferred Stock, plus accrued and unpaid dividends thereon, provided that the conversion shares are registered pursuant to an effective registration statement available for resales and certain other conditions are met. (See Note 18 Subsequent events)

In October 2013, the Company issued 8,000,000 shares of its common stock at a price of $3.00 per share in public offering. Net proceeds to the Company after underwriting discounts and commissions and offering expenses were approximately $21.8 million.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 15 Share-Based Compensation

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

Equity Compensation Plans

The Company currently grants stock options, restricted stock and restricted stock units under an equity compensation plan. The Company adopted the 2014 Stock Plan to attract and retain eligible persons to perform services for the Company. Eligible recipients include all employees, without limitation, officers and directors who are also employees as well as non-employee directors, consultants and independent contractors or employees of any of the Company’s subsidiaries. A maximum number of 6 million shares of common stock have been authorized and reserved for issuance under the 2014 Stock Plan. The number of shares authorized may also be increased from time to time by approval of the Board of Directors and the shareholders.

The Company is authorized to grant, among other equity instruments, stock options and restricted stock under the 2014 Stock Plan. Stock options have a maximum term fixed by the Compensation Committee of the Board of Directors, not to exceed 10 years from the date of grant. Stock options become exercisable during their terms in the manner determined by the Compensation Committee of the Board of Directors. Vesting for performance-based stock awards is subject to the performance criteria being achieved.

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

In August 2014, the Compensation Committee approved changes to our director grants for fiscal year 2015.  As a result of these changes, non-employee directors already serving as directors on April 1 of each year starting in 2015 will be granted a Nonqualified Stock Option to purchase 12,000 shares of common stock at an exercise price equal to the fair market value of the stock on that date and will also be granted 8,000 restricted stock units, each of which will vest in increments of 33 1/3% of the original option or restricted stock unit grant beginning one year from the date of the grant and shall expire on the earlier of (i) ten years from the grant date, or (ii) one year after the person ceases to serve as a director. Previously, in fiscal year 2014, each newly appointed or elected non-employee director would receive at the beginning of his/her initial term, 50,000 non-qualified stock options and thereafter on April 1 of each year that a person remained a director, he/she would receive 12,000 non-qualified stock options. Each option would vest in increments of 33 1/3% of the original Option grant beginning one year from the date of the grant and shall expire on the earlier of (i) ten years from the grant date, or (ii) one year after the person ceases to serve as a director.

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

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Stock Options

A summary of the Company’s stock option activity as of March 31, 2015 as follows:

	Year ended
	March 31, 2015
	Number of options	Weighted average exercise price
Options outstanding, beginning of period	3,159,739	$2.28
Granted	1,996,167	2.54
Exercised	(519,605)	1.83
Forfeited or expired	(544,575)	3.31
Options outstanding, end of period	4,091,726	$2.34
Options exercisable, end of period	1,708,517	$2.02
Shares available for future grant, end of period	3,735,000

The weighted average fair value of options granted during the year ended March 31, 2015, 2014 and 2013 was $2.1 million, $1.6 million and $1.3 million, respectively, and the total fair value of options exercisable was $2.0 million at March 31, 2015. The weighted average remaining contractual term for options outstanding was 8.0 years and for options exercisable was 6.5 years at March 31, 2015.

The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.64 as of March 31, 2015, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2015, 2014 and 2013 was $563,000, $440,000 and $82,000, respectively. The aggregate intrinsic value for options outstanding was $2,000 and for options exercisable was $2,000 at March 31, 2015. The aggregate intrinsic value for options outstanding was $4.4 million and for options exercisable was $2.4 million at March 31, 2014. The aggregate intrinsic value for options outstanding was $1.4 million and for options exercisable was $399,000 at March 31, 2013.

As of March 31, 2015, total compensation cost related to non-vested stock options not yet recognized was $1.8 million, which is expected to be recognized over the next 2.0 years on a weighted-average basis.

During the years ended March 31, 2015, 2014 and 2013, the Company received cash from the exercise of stock options totaling $686,000, $338,000 and $90,000, respectively. There was no excess tax benefit recorded for the tax deductions related to stock options during either the years ended March 31, 2015, 2014 or 2013.

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

A summary of the Company’s restricted stock activity as of March 31, 2015 as follows:

	Year ended
	March 31, 2015
	Shares	Weighted average grant date fair value
Unvested, beginning of period	701,969	$2.72
Granted	2,132,807	2.59
Vested	(395,607)	2.45
Forfeited	(167,466)	3.04
Unvested, end of period	2,271,703	$2.69

 The total fair value of restricted stock awards granted during the year ended March 31, 2015 was $2.6 million.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The total fair value of restricted stock awards vested during the years ended March 31, 2015, 2014 and 2013 was approximately $782,000, $340,000 and $240,000, respectively.

As of March 31, 2015, total compensation cost related to non-vested restricted stock awards not yet recognized was $1.3 million which is expected to be recognized over the next 2.1 years on a weighted-average basis. There was no excess tax benefit recorded for the tax deductions related to restricted stock during the years ended March 31, 2015, 2014 or 2013.

Share-Based Compensation Valuation and Expense Information

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The fair value of options granted during the years ended March 31, 2015, 2014 and 2013 were calculated using the following assumptions:

	Year			Year			Year
	Ended			Ended			Ended
	March 31,			March 31,			March 31,
	2015			2014			2013
Expected life (in years)	4.4	-	4.6		5.0		5.0	-	6.5
Expected volatility	45.9	-	56.7%	60.8	-	65.4%	64.3	-	70.1%
Risk-free interest rate	1.35	-	1.49%	0.76	-	1.55%	0.62	-	1.25%
Expected dividend yield		0.0%			0.0%			0.0%

Expected life uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards and has identified one employee population. Expected volatility uses the Company’s stock historical volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant for the same period of time as the expected life. Expected dividend yield is zero, as the Company historically has not paid dividends. The Company used a forfeiture rate of 17.86%, 4.63% and 4.63% during for the years ended March 31, 2015, 2014 and 2013.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures for the years ended March 31, 2015, 2014 and 2013 was $1.8 million, $1.0 million and $793,000, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Operations. No amount of share-based compensation was capitalized.

Share-based compensation expense related to employee stock options, restricted stock and restricted stock units, net of estimated forfeitures reclassified as discontinued operations were $588,000, $284,000 and $190,000 for the years ended March 31, 2015, 2014 and 2013 was, respectively.

Note 16 Major Customers and Vendors

The Company has a major customer who accounted for 18.7% of consolidated net revenue from continuing operations for fiscal 2015 and accounts receivable from this customers totaled $1.9 million. The Company had two major customers who accounted for 36.2% of consolidated net revenue from continuing operations for fiscal 2014 and accounts receivable from these two customers totaled $3.6 million at March 31, 2014.

The Company had two major vendors who accounted for approximately $32.1 million and $34.8 million of net purchases in fiscal year 2015 and 2014, respectively.

Note 17 Quarterly Data — Seasonality (Unaudited)

The Company’s quarterly operating results fluctuate significantly and will likely do so in the future as a result of seasonal variations of our clients’ products ultimately sold at retail. The Company’s business is affected by the pattern of seasonality common to other suppliers of retailers, particularly the holiday selling season. Traditionally, the Company’s third quarter (October 1-December 31) has accounted for its largest quarterly revenue figures and a substantial portion of its earnings. The Company’s third quarter accounted for 31.9% and 30.4% of its net revenues for the years ended March 31, 2015 and 2014, respectively.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

The following table sets forth certain unaudited quarterly historical financial data of the Company’s operations on a consolidated basis for each of the four quarters in the years ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Quarter Ended
Fiscal Year 2015	June 30	September 30	December 31	March 31
Net revenue	$22,060	$23,067	$38,257	$36,624
Operating loss	(2,704)	(1,995)	(2,537)	(35,326)	(1)
Net loss	(10,783)	(1,519)	(9,402)	(34,322)
Basic loss per common share	$(0.16)	$(0.05)	$(0.16)	$(0.54)
Diluted loss per common share	$(0.16)	$(0.05)	$(0.16)	$(0.54)

	Quarter Ended
Fiscal Year 2014	June 30	September 30	December 31	March 31
Net revenue	$22,016	$28,562	$32,576	$23,925
Operating income (loss)	(706)	967	(2,503)	(1,549)
Net income (loss)	(3,851)	(2,722)	(1,064)	(18,929)
Basic loss per common share	$(0.07)	$(0.05)	$(0.02)	$(0.30)
Diluted loss per common share	$(0.07)	$(0.05)	$(0.02)	$(0.30)

(1)	Operating loss included $18.8 million goodwill and tradename impairment in the fourth quarter of fiscal 2015. See footnote 6 Goodwill and Intangible Assets for further discussion.

Note 18 Subsequent Events

NASDAQ Delisting Notice

On April 6, 2015, the Company received written notice from NASDAQ Stock Market LLC notifying the Company that it is not in compliance with the minimum bid price requirements for continued listing on The NASDAQ Global Market. NASDAQ requires listed securities to maintain a minimum bid price of $1.00 per share, and NASDAQ rules provide that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Company has 180 calendar days, or until October 5, 2015, to regain compliance with NASDAQ listing requirements. To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event that the Company does not regain compliance by October 5, 2015, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement.

The Company is currently considering available options to resolve its compliance with the minimum bid price requirement and to regain compliance with NASDAQ’s listing requirements. However, there can be no assurance that the Company will be able to do so.

Stock and Warrant Offering

On April 16, 2015, the Company sold 13,035,713 shares of its common stock together with 0.597 of a Series A Warrant to purchase one share of common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of common stock at an exercise price of $0.56 per share. Each share of the Company’s common stock was sold with Series A Warrants that will convert up to an aggregate of 7,776,784 shares of common stock. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance, subject to the Company’s right, exercisable within 90 days of the issuance date, to reduce the number of shares of its common stock available for exercise of the Series A Warrants to the extent needed to sell additional securities in a public or private offering for cash, and will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants will convert up to an aggregate of 2,000,000 shares of the Company’s common stock, are exercisable beginning on the later of (i) one year and one day from the date of issuance and (ii) the date the Company’s shareholders approve an increase in the number of our authorized shares of common stock in an amount sufficient to permit the exercise in full of the warrants, and will expire on the fifth anniversary of the date they first become exercisable. The Company does not have a sufficient number of authorized shares of our common stock to permit the exercise of the Series B Warrants. We are required to call a shareholders meeting within 135 days of closing to increase the number of shares of our common stock we are authorized to issue. A shareholders meeting is scheduled for June 30, 2015 to vote to authorize the increase in our authorized shares to issue. In the event that we are unable to effect an increase in our authorized shares of common stock by October 21, 2015, the investors will have certain rights to require us to repurchase the unexercisable portion of their Series B Warrants based on the Black Scholes value thereof as calculated pursuant to a formula contained in the Series A Warrants and the Series B Warrants.

SPEED COMMERCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

As a result of the offering, the Series C warrants’ exercise price was reduced to $2.68 per common share and the conversion price of the Series D preferred stock was reduced to $1.19 per common share.

Amendment to Fifth Gear Acquisition Agreement

In April 2015, the purchase agreement was amended to increase the maximum number of common shares for the earn-out consideration from 7,000,000 shares to 8,400,000 shares in conjunction with the April 2015 equity offering. These shares are not presently reserved for issuance, and the earn-out amount will be determined by the Company on or before October 31, 2015. If such shares are not issued, cash held in escrow will be released, restrictive covenants lapse and indemnity limits will be reduced.

Credit Facility Amendment

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition fee due upon termination, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times.

Strategic Alternatives

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel has been retained as financial and strategic advisor to the Company.