Form 10-Q
period 2015-06-30
Speed Commerce, Inc.
filed 2015-08-10
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 7, 2015
Common Stock, No Par Value	79,066,492 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,999	$6,381
Accounts receivable, less allowance for doubtful accounts of $1,071 at June 30, 2015 and $1,043 at March 31, 2015	18,877	18,685
Inventory	2,059	1,687
Prepaid expenses	2,149	1,633
Other current assets	9,758	7,199
Total current assets	37,842	35,585
Property and equipment, net	21,693	23,072
Other assets:
Intangible assets, net	41,481	42,355
Goodwill	45,002	45,002
Other long-term assets	9,809	12,268
Total assets	$155,827	$158,282
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$2,250	$2,750
Accounts payable	11,309	16,453
Accrued expenses	11,466	9,862
Deferred payment obligation short-term - acquisition	579	856
Other current liabilities	12,353	9,862
Total current liabilities	37,957	39,783
Long-term liabilities:
Deferred tax liabilities - long term	1,439	1,273
Long-term debt	95,250	96,000
Other long-term liabilities	12,412	15,590
Total liabilities	147,058	152,646
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 349,022.87 at June 30, 2015 and 344,001.10 at March 31, 2015	8,674	8,523
Common stock, no par value: Authorized shares — 200,000,000; issued and outstanding shares — 79,066,492 at June 30, 2015 and 66,013,130 at March 31, 2015	220,544	215,867
Accumulated deficit	(220,383)	(218,760)
Accumulated other comprehensive income	(66)	6
Total shareholders’ equity	8,769	5,636
Total liabilities and shareholders’ equity	$155,827	$158,282

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net revenue	$34,371	$22,060
Cost of revenue	25,654	17,341
Gross profit	8,717	4,719
Operating expenses:
Selling and marketing	606	1,002
General and administrative	5,122	3,808
Information technology	1,475	844
Depreciation and amortization	3,151	1,769
Total operating expenses	10,354	7,423
Loss from operations	(1,637)	(2,704)
Other income (expense):
Interest expense, net	(2,562)	(541)
Other income (expense), net	2,959	(125)
Loss from continuing operations, before income tax	(1,240)	(3,370)
Income tax expense from continuing operations	(208)	(54)
Net loss from continuing operations	(1,448)	(3,424)
Discontinued operations:
Loss from discontinued operations, net of tax	(175)	(7,359)
Net loss	$(1,623)	$(10,783)
Basic loss per common share:
Continuing operations	$(0.02)	$(0.05)
Discontinued operations	-	(0.11)
Net loss	$(0.02)	$(0.16)
Diluted loss per common share:
Continuing operations	$(0.02)	$(0.05)
Discontinued operations	-	(0.11)
Net loss	$(0.02)	$(0.16)
Weighted average shares outstanding:
Basic	76,043	65,217
Diluted	76,043	65,217
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(72)	(99)
Comprehensive loss	$(1,695)	$(10,882)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2015	344,001.10	$8,523	66,013,130	$215,867	$(218,760)	$6	$5,636
Net shares issued upon exercise of stock options and for restricted stock	-	-	17,649	(3)	-	-	(3)
Share based compensation	-	-	-	(24)	-	-	(24)
Issuance of convertible preferred stock	5,021.77	151	-	-	-	-	151
Dividend for convertible preferred stock	-	-	-	(121)	-	-	(121)
Net loss	-	-	-	-	(1,623)	-	(1,623)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(72)	(72)
Equity offering	-	-	13,035,713	4,825	-	-	4,825
Balance at June 30, 2015	349,022.87	$8,674	79,066,492	$220,544	$(220,383)	$(66)	$8,769

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,623)	$(10,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	175	7,359
Depreciation and amortization	3,151	1,769
Amortization of debt acquisition costs	63	81
Share-based compensation expense	(24)	358
Deferred income taxes	166	270
Change in fair value of warrants and earn out	(2,974)	-
Other	12	-
Changes in operating assets and liabilities	(4,160)	(859)
Operating activities from discontinued operations, net	(247)	14,796
Net cash provided by (used in) operating activities	(5,461)	12,991
Investing activities:
Purchases of property, equipment and software, net	(898)	(2,408)
Investing activities from discontinued operations, net	-	(32)
Net cash used in investing activities	(898)	(2,440)
Financing activities:
Proceeds from revolving line of credit	-	55,969
Payments on revolving line of credit	-	(76,231)
Payments on long-term debt	(1,250)	-
Proceeds from equity offering	6,775	9,928
Other	(548)	(230)
Net cash provided by (used in) financing activities	4,977	(10,564)
Net decrease in cash and cash equivalents	(1,382)	(13)
Cash and cash equivalents at beginning of period	6,381	13
Cash and cash equivalents at end of period	$4,999	$-

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

In April 2015, the Company announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company.

The accompanying unaudited consolidated financial statements of Speed Commerce have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

All inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2015.

Significant accounting policies

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2016, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

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

In April 2015, the purchase agreement was amended to increase the maximum number of common shares for the earn-out consideration that could be earned from 7,000,000 shares to 8,400,000 shares in conjunction with the April 2015 equity offering.

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
$64,755

Net sales of Fifth Gear, included in net revenue - in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June, 2015 was $14.8 million.  Fifth Gear provided operating income of $2,100 to the consolidated Company’s operating income for the three months ended June 30, 2015.

A gain of $2.1 million was recognized for the three months ended June 30, 2015 related to the contingent earn out obligation valued at $2.4 million and $4.5 million as of June 30, 2015 and March 31, 2015, respectively. The gain was included in other income (expense) in the statement of operations recorded under liability method.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of Fifth Gear had been completed at the beginning of the period presented.  The pro forma presentation below does not include any impact of transaction costs or synergies.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Three months ended
June 30, 2014
Net sales	$35,685
Loss from operations	(5,884)
Net loss	$(13,343)
Loss per common share:
Basic	$(0.20)
Diluted	$(0.20)

Note 3 Supplemental Cash Flow Information

For the three months ended June 30, 2015 and 2014, net cash paid for income taxes was $32,000 and $24,000, respectively.  For the three months ended June 30, 2015 and 2014, net cash paid for interest was $41,000 and $555,000, respectively.

The following table provides the components of changes in operating assets and liabilities (unaudited) and see other non-cash transactions in Note 7:

	Three Months Ended June 30,
	2015	2014
Accounts receivable	$(192)	$2,571
Inventory	(372)	-
Prepaid expenses	(501)	(416)
Other assets	(163)	(3,649)
Accounts payable	(5,144)	(3,047)
Accrued expenses and other liabilities	2,212	3,682
Changes in operating assets and liabilities	$(4,160)	$(859)

Note 4 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	June 30, 2015			March 31, 2015
	(Unaudited)			(Audited)
	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
	amount	amortization		amount	amortization
Developed technology	$4,832	$(2,873)	$1,959	$4,832	$(2,595)	$2,237
Customer relationships	34,590	(5,392)	29,198	34,590	(4,290)	30,300
Domain name	135	(43)	92	135	(38)	97
Internal-use software	7,957	(743)	7,214	7,048	(475)	6,573
Tradename	522	(304)	218	522	(174)	348
Trademarks (not amortized)	2,800	-	2,800	2,800	-	2,800
	$50,836	$(9,355)	$41,481	$49,927	$(7,572)	$42,355

Aggregate amortization expense for the three months ended June 30, 2015 and 2014 was $1.8 million and $0.8 million, respectively.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Debt issuance costs	$1,264	$1,264
Less: accumulated amortization	(147)	(84)
Debt issuance costs, net	$1,117	$1,180

Amortization expense was $63,000 and $81,000 for the three months ended June 30, 2015 and 2014, respectively and was included in interest expense.

Note 5 Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Furniture and fixtures	$638	$638
Building	1,700	1,700
Computer and office equipment	10,878	10,367
Warehouse equipment	15,434	15,338
Leasehold improvements	2,243	2,100
Construction in progress	901	1,645
Total	31,794	31,788
Less: accumulated depreciation and amortization	(10,101)	(8,716)
Net property and equipment	$21,693	$23,072

Depreciation and amortization expense was $1.4 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively.

Net long-lived assets held were $21.4 million and $22.8 million in the United States, and $249,000 and $279,000 in Mexico at June 30, 2015 and March 31, 2015, respectively.

Note 6 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Debt issuance costs, net	$1,117	$1,180
Deferred costs	4,055	6,672
Note receivable	1,459	1,459
Other deposits	3,178	2,957
Total other long-term assets	$9,809	$12,268

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Accrued expenses consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Compensation and benefits	$1,800	$2,336
Accrued interest	2,576	-
Warrant	1,365	261
Earn out obligation	2,352	4,480
Other	3,373	2,785
Total accrued expenses	$11,466	$9,862

Other current liabilities consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Deferred revenue	$6,899	$3,697
Tax payable	86	39
Lease obligations	1,110	1,071
Line of credit for inventory purchases	2,367	1,443
Provision for customer losses	1,891	3,612
Total other current liabilities	$12,353	$9,862

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Deferred rent	$7,342	$7,748
Deferred revenue	2,647	4,424
Lease obligations	278	537
Provision for customer losses	1,221	1,969
Other	924	912
Total other long-term liabilities	$12,412	$15,590

In the fourth quarter of fiscal 2015, we recorded a provision for anticipated losses on contracts of web development only client projects of $5.3 million based upon contractual site requirements that required significantly more customization programming than anticipated. As of June 30, 2015 the remaining total provision was $3.1 million, which includes a $1.1 million reduction in the liability due to changes in estimates of losses as certain projects were completed sooner than originally estimated.

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of June 30, 2015 and March 31, 2015, respectively as not probable or estimable.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 8 Bank Financing and Debt

Term Loan Credit Facility Opened in November 2014

On June 30, 2015, the Company entered into the Third Amendment to Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC acting as agent. The agreement was amended to modify certain terms with respect to the timing of certain payments under the Credit Agreement.

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on the Second Amended and Restated Credit Facility at June 30, 2015 was 12%. At June 30, 2015 we were in compliance with all covenants of the agreement, as amended.

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

Inventory Facility

On November 21, 2014, the Company entered into a secured revolving credit agreement with a client in an aggregate principal amount not to exceed $3.5 million. The revolving credit agreement is secured by inventory ordered from approved suppliers and cash and receivables from the client’s customers, the interest rate charged was LIBOR plus 1.5%. At June 30, 2015 the facility had an outstanding balance of $2.4 million which is included in other current liabilities and an interest rate of 2.5%.

Letters of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $1.5 million and $1.6 million at June 30, 2015 and March 31, 2015, respectively. Therefore, at June 30, 2015 and March 31, 2015, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

On August 8, 2014, the Company issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424, this standby letter of credit expires on August 8, 2015.

Note 9 Income Taxes

For the three months ended June 30, 2015, the Company recorded income tax expense from continuing operations of $208,000, compared to income tax expense from continuing operations of $54,000 for the three months ended June 30, 2014. The tax expense for the three months ended June 30, 2015 primarily related to the tax amortization of indefinite-lived goodwill for which a deferred tax liability must be recorded. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The effective income tax rate applied to continuing operations for the three months ended June 30, 2015 was a negative 16.2%, compared to a negative 1.6% for the three months ended June 30, 2014.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

For the three months ended June 30, 2015, the Company recorded zero income tax expense from discontinued operations compared to income tax expense from discontinued operations of $3,000 for the three months ended June 30, 2014. The effective income tax rate applied to discontinued operations for the three months ended June 30, 2015 was a negative 0%, compared to a negative 0.1% for the three months ended June 30, 2014.

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

As of June 30, 2015 and March 31, 2015, the Company had a valuation allowance of $54.0 million and $53.5 million has been recorded to offset net deferred tax assets of $52.6 million and $52.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

As of June 30, 2015 and March 31, 2015, the Company provided for a liability of $1.0 million and $1.0 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2016.

Note 10 Shareholders’ Equity and Earnings (loss) Per Share

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

Stock and Warrant Offering

On April 16, 2015, we sold 13,035,713 shares of our common stock, Series A Warrants to purchase up to 7,776,784 shares of our common stock and Series B Warrants to purchase up to 2,000,000 shares of our common stock. Each share of our common stock was sold together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. The Company received net proceeds of $6.8 million. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants are exercisable beginning one year and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The shares of common stock, the Series A Warrants and the Series B Warrants are immediately separable. Based on fair value allocation $2.0 million of the proceeds from the stock offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

As a result of the offering, the Series C warrants’ exercise price was reduced to $2.68 per common share and the conversion price of the Series D preferred stock was reduced to $1.19 per common share.

In connection of equity issuance, certain members of our executive management team and board of directors cancelled a total of 2,327,606 granted options. As a result, the Company recorded a non-cash $0.3 million reduction of stock compensation expense within general and adminsitrative expense in the statement of operations.

On June 30, 2015, shareholders approved an amendment to Speed Commerce, Inc.’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock issuable from 100,000,000 to 200,000,000.

In first quarter of 2016, we recognized $846,100 of gain for as fair value adjustment which is included in other income (expense) in our statement of operations for Series A, Series B and Series C Warrants.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2015	2014
Numerator:
Net loss from continuing operations	$(1,448)	$(3,424)
Dividend for convertible preferred stock dividends	(121)	(54)
Loss from discontinued operations, net of tax	(175)	(7,359)
Net loss attributable to common shareholders	$(1,744)	$(10,837)
Denominator:
Denominator for basic loss per share — weighted average shares	76,043	65,217
Denominator for diluted loss per share — weighted-average shares	76,043	65,217
Basic loss per common share
Continuing operations	$(0.02)	$(0.05)
Discontinued operations	-	(0.11)
Net loss	$(0.02)	$(0.16)
Diluted loss per common share
Continuing operations	$(0.02)	$(0.05)
Discontinued operations	-	(0.11)
Net loss	$(0.02)	$(0.16)

Due to the Company’s net loss for the three months ended June 30, 2015 and 2014, diluted loss per share excludes 2.9 million and 2.0 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the preferred stock and warrants as their inclusion would have been anti-dilutive for the three months ended June 30, 2015.

Note 11 Subsequent Events

On July 2, 2015, the Company entered into a Fourth Amendment to the Credit Agreement. The Credit Agreement was amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

On July 22, 2015, the Company entered into the Fifth Amendment to provide up to an additional $5 million of term loans of which $2 million were funded to the Company. The Company may request that the remaining $3 million to be funded between August 20, 2015 and December 23, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading provider of end-to-end e-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.8 million square feet of fulfillment center space in Pennsylvania, Ohio, Missouri and Texas. Our facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas with the Fifth Gear operating administration located in Indianapolis, Indiana.

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

Recent Events

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company.

On April 16, 2015, we sold 13,035,713 shares of our common stock, Series A Warrants to purchase up to 7,776,784 shares of our common stock and Series B Warrants to purchase up to 2,000,000 shares of our common stock. Each share of our common stock was sold together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. We received net proceeds of $6.8 million. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants are exercisable beginning one year and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The shares of common stock, the Series A Warrants and the Series B Warrants are immediately separable.

As a result of the offering, the Series C warrants’ exercise price was reduced to $2.68 per common share and the conversion price of the Series D preferred stock was reduced to $1.19 per common share.

In connection of equity issuance, certain members of our executive management team and board of directors cancelled a total of 2,327,606 granted options. As a result, we recorded a non-cash $0.3 million reduction of stock compensation expense within general and adminsitrative expense in the statement of operations.

On June 30, 2015, shareholders approved an amendment to Speed Commerce, Inc.’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock issuable from 100,000,000 to 200,000,000.

Working Capital and Capital Resources

Throughout fiscal 2015 and 2016 we have invested in a variety of growth initiatives for our e-commerce business, several e-commerce web sites for new clients, and expansion of our Ohio fulfillment center. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and credit facility. The timing of required payments can significantly impact our working capital levels.

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

On May 11, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on the Second Amended and Restated Credit Facility at June 30, 2015 was 12%.

On June 30, 2015, the Company entered into the Third Amendment to Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC acting as agent. The agreement was amended to modify certain terms with respect to the timing of certain payments under the Credit Agreement.

On July 2, 2015, the Company entered into a Fourth Amendment to the Credit Agreement. The Credit Agreement was amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

On July 22, 2015, the Company entered into the Fifth Amendment to provide up to an additional $5 million of term loans of which $2 million were funded to the Company. The Company may request that the remaining $3 million to be funded between August 20, 2015 and December 23, 2015.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business could adversely affect our results of operations;

●	the divestiture of our distribution business could result in post-transaction payments and adjustments;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	our ability to identify or complete any potential strategic transaction;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●	the expected benefits of our acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	future acquisitions or divestitures could disrupt business, including the potential failure of successfully integrating future-acquired companies;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2015 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended June 30,
	2015		2014
Net revenue	$34,371	100.0%	$22,060	100.0%
Cost of revenue	25,654	74.6	17,341	78.6
Gross profit	8,717	25.4	4,719	21.4
Operating Expenses:
Selling and marketing	606	1.8	1,002	4.5
General and administrative	5,122	14.9	3,808	17.3
Information technology	1,475	4.3	844	3.8
Depreciation and amortization	3,151	9.2	1,769	8.0
Total operating expenses	10,354	30.2	7,423	33.6
Loss from operations	(1,637)	(4.8)	(2,704)	(12.2)
Interest expense, net	(2,562)	(7.5)	(541)	(2.5)
Other income (expense)	2,959	8.6	(125)	(0.6)
Loss from continuing operations, before income tax	(1,240)	(3.7)	(3,370)	(15.3)
Income tax expense from continuing operations	(208)	(0.6)	(54)	(0.2)
Net loss from continuing operations	(1,448)	(4.3)	(3,424)	(15.5)
Discontinued operations:
Loss from discontinued operations, net of tax	(175)	(0.5)	(7,359)	(33.4)
Net loss	$(1,623)	(4.8)%	$(10,783)	(48.9)%

Results from Continuing Operations

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Net Revenue

Net revenue was $34.4 million for the three months ended June 30, 2015 compared to $22.1 million for the three months ended June 30, 2014, an increase of $12.3 million, or 55.7%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $25.7 million for the three months ended June 30, 2015 compared to $17.3 million for the three months ended June 30, 2014, an increase of $8.4 million, or 48.6%. The increase was primarily due to our Fifth Gear acquisition and higher operating costs in our Ohio fulfillment center.

Operating Expenses

Selling and marketing expenses were $0.6 million for the three months ended June 30, 2015 compared to $1.0 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 40.0%. The decrease was primarily attributable to decrease in the marketing programs for the introduction of SARA, our pre-configured accelerator for Oracle Commerce for mid-size e-commerce retailers.

General and administrative expenses were $5.1 million for the three months ended June 30, 2015 compared to $3.8 million for the three months ended June 30, 2014, an increase of $1.3 million, or 34.2%. The increase was primarily due to incremental Fifth Gear’s expenses. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees.

Information technology expenses were $1.5 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014, an increase of $0.7 million or 87.5%. The increase was primarily attributable to our Fifth Gear acquisition and personnel growth in IT infrastructure.

Depreciation and amortization expenses were $3.2 million for the three months ended June 30, 2015 compared to $1.8 million for the three months ended June 30, 2014, an increase of $1.4 million or 77.8%. The increase was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Interest expense, net

Interest expense was $2.6 million for the three months ended June 30, 2015 compared to expense of $0.5 million for the three months ended June 30, 2014, an increase of $2.1 million or 420.0%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended June 30, 2015, we recorded income tax expense from continuing operations of $208,000, compared to income tax expense from continuing operations of $54,000 for the three months ended June 30, 2014. The tax expense for the three months ended June 30, 2015 primarily related to the tax amortization of indefinite-lived goodwill for which a deferred tax liability must be recorded. We will continue to incur deferred tax expense in the future as tax amortization occurs. The effective income tax rate applied to continuing operations for the three months ended June 30, 2015 was a negative 16.2%, compared to a negative 1.6% for the three months ended June 30, 2014.

For the three months ended June 30, 2015, we recorded zero income tax expense from discontinued operations compared to income tax expense from discontinued operations of $3,000 for the three months ended June 30, 2014. The effective income tax rate applied to discontinued operations for the three months ended June 30, 2015 was a negative 0%, compared to a negative 0.1% for the three months ended June 30, 2014.

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

Market Risk

At June 30, 2015, we had $97.5 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $975,000 impact on our annual interest expense.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during the three months ended June 30, 2015 were $5.5 million and were primarily impacted by the following:

●

Non-cash charges of $0.4 million, including depreciation and amortization of $3.2 million, which increased due to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition, amortization of debt issuance cost of $63,000 and decrease income tax of $0.2 million, offset by a decrease in fair value of liabilities of $3.0 million;

●	Accounts receivable increased $0.2 million, resulting from the timing of invoices to clients;
●	Inventory increased $0.4 million, primarily resulting from the timing of purchases;
●	Prepaid expenses increased $0.5 million, primarily from timing of annual insurance renewals;
●	Accounts payable decreased $5.1 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses increased by $2.2 million, primarily as a result of deferred revenues for up-front fees for new clients.

Cash flows provided by operating activities during the three months ended June 30, 2014 were $13.0 million and were primarily impacted by the following:

●	Non-cash charges of $2.5 million, including depreciation and amortization of $1.9 million, share-based compensation of $0.4 million, and an increase in deferred income taxes of 0.2 million;
●	Accounts receivable decreased $2.6 million, resulting from the improvement in client collections;
●	Prepaid expenses increased $0.4 million, primarily from timing of annual insurance renewals;
●	Other assets increased $3.6 million, primarily due to additional deferred project costs for in-process client development;
●	Accounts payable decreased $3.0 million, primarily as a result of timing of payments and purchases; and
●	Accrued expenses increased by $3.7 million, primarily as a result of deferred revenues for up-front fees for new clients.

Investing Activities

Cash flows used in investing activities for purchases of property, equipment and software totaled $0.9 million for the three months ended June 30, 2015 and cash flows used in investing activities totaled $2.4 million for the same period last year.

Financing Activities

Cash flows provided by financing activities totaled $5.0 million for the three months ended June 30, 2015. In first quarter of fiscal 2016, we received $6.8 million in net proceeds from our April 2016 equity offering, offset by a $1.3 million principal payment on our long-term debt and $0.5 million payments in other financing activities.

Cash flows used in financing activities totaled $10.6 million for the three months ended June 30, 2014. In first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of convertible preferred stock, Series C, and we had net payment to the revolving line of credit of $20.3 million.

Discontinued Operations

Net cash flows used in discontinued operations were $0.2 million for the three months ended June 30, 2015 and consisted of $0.2 million of cash flows used in operating activities.

Net cash flows provided by discontinued operations were $14.8 million for the three months ended June 30, 2014 and consisted of $14.8 million of cash flows provided by operating activities, and $32,000 of cash flows used in investing activities.

Capital Resources

Credit Facility

On November 21, 2014, the Company entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC acting as the agent (the "Credit Agreement"). The principal amount of the loans provided under the Credit Agreement are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility.

On May 11, 2015, the Company entered into a Consent and Second Amendment to the Credit Agreement. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on Second Amended and Restated Credit Facility at June 30, 2015 was 12%.

On June 30, 2015, the Company entered into the Third Amendment to the Credit Agreement. The Credit Agreement was amended to modify certain terms with respect to the timing of certain payments.

On July 2, 2015, the Company entered into a Fourth Amendment to the Credit Agreement. The Credit Agreement was amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

On July 22, 2015, the Company entered into the Fifth Amendment to the Credit Agreement to provide up to an additional $5 million of term loans of which $2 million were funded to the Company. The Company may request that the remaining $3 million to be funded between August 20, 2015 and December 23, 2015.

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

As of March 31, 2015, we recorded impairment of goodwill and intangible assets of $18.8 million as result of decline in market value and other factors. In addition we recognized charges of $11.8 million for client projects that had become unprofitable as contractual site requirements required significantly more customization programming than anticipated

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company.

In April 2015, we entered into agreements with investors for a registered direct offering of 13,035,713 shares of our common stock and warrants to purchase up to 9,776,784 shares of our common stock at a combined public offering price of $0.56 per share and related warrants for total gross proceeds of $7.3 million. The warrants have an exercise price of $0.56 per share.

In May 2015, as described above, we amended our Credit Agreement which modified certain covenant calculations, imposed additional reporting requirements, requires us to maintain $ 1 million in available cash and cash equivalents at all times and increased the interest rate for the credit facility from LIBOR plus 7.5% to LIBOR plus 11%.

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

In April 2015, we announced that our Board of Directors has initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company. There can be no assurance as to if or when, we will finalize a strategic transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:
		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.1	Form of Subscription Agreement, dated as of April 16, 2015, between the Company and the Holders of the Series A Warrants and Series B Warrants.		8-K		10.1	4/16/2015

10.2	Form of Series A Warrant to Purchase Common Stock of Speed Commerce, Inc., dated April 21, 2015.		8-K		4.1	4/16/2015

10.3	Form of Series B Warrant to Purchase Common Stock of Speed Commerce, Inc., dated April 21, 2015.		8-K		4.2	4/16/2015

10.4	Placement Agent Agreement between Speed Commerce, Inc. and Roth Capital Partners, LLC, dated April 16, 2015.		8-K		10.2	4/16/2015

10.5	Consent And Second Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated May 11, 2015.		10-K		10.68	6/15/2015

10.6	Third Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated June 30, 2015.		8-K		10.1	7/7/2015

10.7	Fourth Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated July 2, 2015.		8-K		10.2	7/7/2015

10.8	Fifth Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated July 2, 2015.		8-K		10.1	7/28/2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

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

Speed Commerce, Inc.
(Registrant)

Date: August 10, 2015	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)