Form 10-Q
period 2015-09-30
Speed Commerce, Inc.
filed 2015-11-16
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at November 12, 2015
Common Stock, No Par Value	87,546,536 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,011	$6,381
Accounts receivable, less allowance for doubtful accounts of $1,029 at September 30, 2015 and $1,043 at March 31, 2015	19,848	18,685
Inventory	1,575	1,687
Prepaid expenses	1,822	1,633
Other current assets	8,234	7,199
Total current assets	33,490	35,585
Property and equipment, net	21,391	23,072
Other assets:
Intangible assets, net	39,327	42,355
Goodwill	28,358	45,002
Other long-term assets	11,051	12,268
Total assets	$133,617	$158,282
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$107,341	$2,750
Accounts payable	9,291	16,453
Accrued expenses	8,659	9,862
Deferred payment obligation short-term - acquisition	303	856
Other current liabilities	10,623	9,862
Total current liabilities	136,217	39,783
Long-term liabilities:
Deferred tax liabilities - long term	718	1,273
Long-term debt	-	96,000
Other long-term liabilities	11,391	15,590
Total liabilities	148,326	152,646
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — 353,376.46 at September 30, 2015 and 344,001.10 at March 31, 2015	8,805	8,523
Common stock, no par value: Authorized shares — 200,000,000; issued and outstanding shares — 87,546,536 at September 30, 2015 and 66,013,130 at March 31, 2015	222,880	215,867
Accumulated deficit	(246,292)	(218,760)
Accumulated other comprehensive income	(102)	6
Total shareholders’ (deficit) equity	(14,709)	5,636
Total liabilities and shareholders’ equity	$133,617	$158,282

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$31,331	$23,067	$65,702	$45,127
Cost of revenue	25,960	17,555	51,614	34,896
Gross profit	5,371	5,512	14,088	10,231
Operating expenses:
Selling and marketing	690	763	1,296	1,765
General and administrative	5,064	3,943	10,186	7,751
Information technology	1,366	956	2,841	1,800
Depreciation and amortization	3,454	1,845	6,605	3,614
Goodwill and intangible impairment	17,344	-	17,344	-
Total operating expenses	27,918	7,507	38,272	14,930
Loss from operations	(22,547)	(1,995)	(24,184)	(4,699)
Other income (expense):
Interest expense, net	(3,571)	(838)	(6,133)	(1,379)
Loss on early extinguishment of debt, net	-	(816)	-	(816)
Other income	(589)	1,886	2,370	1,761
Loss from continuing operations, before income tax	(26,707)	(1,763)	(27,947)	(5,133)
Income tax expense from continuing operations	674	(119)	466	(173)
Net loss from continuing operations	(26,033)	(1,882)	(27,481)	(5,306)
Discontinued operations:
Gain on sale of discontinued operations	-	3,927	-	3,927
Loss from discontinued operations, net of tax	124	(3,564)	(51)	(10,923)
Net loss	$(25,909)	$(1,519)	$(27,532)	$(12,302)
Basic loss per common share:
Continuing operations	$(0.32)	$(0.06)	$(0.35)	$(0.12)
Discontinued operations	-	0.01	-	(0.11)
Net loss	$(0.32)	$(0.05)	$(0.35)	$(0.23)
Diluted loss per common share:
Continuing operations	$(0.32)	$(0.06)	$(0.35)	$(0.12)
Discontinued operations	-	0.01	-	(0.11)
Net loss	$(0.32)	$(0.05)	$(0.35)	$(0.23)
Weighted average shares outstanding:
Basic	80,998	65,536	78,534	65,377
Diluted	80,998	65,536	78,534	65,377
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	(36)	(626)	(108)	(725)
Comprehensive loss	$(25,945)	$(2,145)	$(27,640)	$(13,027)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2015	344,001.10	$8,523	66,013,130	$215,867	$(218,760)	$6	$5,636
Net shares issued upon exercise of stock options and for restricted stock	-	-	97,693	(11)	-	-	(11)
Issuance of common stock	-	-	8,400,000	2,268	-	-	2,268
Share-based compensation	-	-	-	183	-	-	183
Issuance of convertible preferred stock	9,375.36	282	-	-	-	-	282
Dividend for convertible preferred stock	-	-	-	(252)	-	-	(252)
Net loss	-	-	-	-	(27,532)	-	(27,532)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(108)	(108)
Equity offering	-	-	13,035,713	4,825	-	-	4,825
Balance at September 30, 2015	353,376.46	$8,805	87,546,536	$222,880	$(246,292)	$(102)	$(14,709)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(27,532)	$(12,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	-	(3,927)
Loss from discontinued operations, net of tax	51	10,923
Gain on obligation settlement	-	(1,300)
Depreciation and amortization	6,605	3,614
Amortization of debt acquisition costs	348	1,076
Share-based compensation expense	183	970
Goodwill and intangible impairment	17,344	-
Deferred income taxes	(555)	1,117
Change in fair value of warrants and earn out	(3,723)	-
Changes in operating assets and liabilities	(3,362)	(7,121)
Operating activities from discontinued operations, net	(159)	9,351
Net cash provided by (used in) operating activities	(10,800)	2,401
Investing activities:
Proceeds from sale of Distribution business	-	5,000
Purchases of property, equipment and software, net	(3,002)	(5,200)
Investing activities from discontinued operations, net	-	(32)
Net cash used in investing activities	(3,002)	(232)
Financing activities:
Proceeds from revolving line of credit	-	61,688
Payments on revolving line of credit	-	(100,050)
Proceeds from long-term debt	5,000	35,000
Payments on long-term debt	(1,250)	-
Proceeds from equity offering	6,775	9,928
Debt acquisition costs	-	(3,054)
Other	(1,093)	1,233
Net cash provided by financing activities	9,432	4,745
Net (decrease) increase in cash and cash equivalents	(4,370)	6,914
Cash and cash equivalents at beginning of period	6,381	13
Cash and cash equivalents at end of period	$2,011	$6,927

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

In April 2015, the Company announced that its Board of Directors had initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company.

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

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2015.

Significant accounting policies

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB delayed the effective date of ASU 2014-09 and the new standard is now effective for the Company on April 1, 2018, and early application beginning April 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that ASU 2014-15 will have on its financial statements and related disclosures.

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

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 2 Acquisition

Fifth Gear

On November 21, 2014, the Company completed the purchase of the Fifth Gear Assets. Total consideration included: $55.0 million in cash at closing, and up to 7,000,000 shares of the Company’s common stock upon Fifth Gear’s achieving certain financial metrics for the twelve months ended December 31, 2014.  The cash paid at closing was funded by the Company's Amended and Restated Credit Facility.   The combined fair value of the earn-out consideration was estimated to be $10.4 million based upon Level 3 fair value valuation techniques (unobservable inputs that reflect the reporting entity’s own assumptions).  A financial model was applied to estimate the value of the consideration that utilized the income approach and option pricing theory to compute expected values and probabilities of reaching the various thresholds in the agreement. Key assumptions included (i) the product of nine times the 2014 Adjusted EBITDA of Seller, on a combined and consolidated basis exceeds (ii) $55 million in an amount not to exceed 7,000,000 shares of the Company’s common stock.

In April 2015, the purchase agreement was amended to increase the maximum number of common shares for the earn-out consideration that could be earned from 7,000,000 shares to 8,400,000 shares in conjunction with the April 2015 equity offering.

A gain of $0.1 million and $2.2 million were recognized for the three and six months ended September 30, 2015 related to the contingent earn out obligation. The gain was included in other income (expense) in our statement of operations recorded under liability method.   The Company issued 8.4 million shares, valued at $2.3 million, to the Sellers during the quarter ended September 30, 2015 pursuant to the earn out obligation.

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
$64,755

Net revenue of Fifth Gear, included in net revenue - in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2015 was $13.3 million and $28.1 million, respectively.  Fifth Gear provided operating income of $1.2 million and $3.3 million to the consolidated Company’s operating income for the three and six months ended September 30, 2015.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the acquisition of Fifth Gear had been completed at the beginning of each period presented.  The pro forma presentation below does not include any impact of transaction costs or synergies.

	Three months ended	Six months ended
	September 30, 2014	September 30, 2014
Net sales	$36,383	$72,068
Loss from operations	(3,864)	(9,747)
Net loss	$(3,536)	$(16,878)
Loss per common share:
Basic	$(0.05)	$(0.26)
Diluted	$(0.05)	$(0.26)

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 3 Supplemental Cash Flow Information

For the six months ended September 30, 2015 and 2014, net cash paid for income taxes was $32,000 and $26,000, respectively.  For the six months ended September 30, 2015 and 2014, net cash paid for interest was $526,000 and $591,000, respectively. As part of the amended credit facility, $4.8 million of interest payable was converted to principal during the three and six months ended September 30, 2015.

The following table provides the components of changes in operating assets and liabilities (unaudited):

	Six Months Ended September 30,
	2015	2014
Accounts receivable	$(1,163)	$(3,388)
Inventory	112	-
Prepaid expenses	(173)	(1,481)
Other assets	(2,716)	(14,949)
Accounts payable	(7,162)	2,016
Accrued expenses and other liabilities	7,740	10,681
Changes in operating assets and liabilities	$(3,362)	$(7,121)

Note 4 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	September 30, 2015			March 31, 2015
	(Unaudited)			(Audited)
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Developed technology	$4,832	$(3,058)	$1,774	$4,832	$(2,595)	$2,237
Customer relationships	34,590	(6,495)	28,095	34,590	(4,290)	30,300
Domain name	135	(48)	87	135	(38)	97
Internal-use software	8,662	(1,478)	7,184	7,048	(475)	6,573
Tradename	522	(435)	87	522	(174)	348
Trademarks (not amortized)	2,100	-	2,100	2,800	-	2,800
	$50,841	$(11,514)	$39,327	$49,927	$(7,572)	$42,355

Aggregate amortization expense for the three months ended September 30, 2015 and 2014 was $2.2 million and $0.9 million, respectively. Aggregate amortization expense for the six months ended September 30, 2015 and 2014 was $3.9 million and $1.7 million, respectively.

Impairment of Goodwill and Intangible Assets

The Company estimates the fair value using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

During the second quarter of fiscal 2015, the Company identified potential indicators of impairment including its declining price per share of common stock and issues with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Therefore, the Company performed Step 2 assessments of its goodwill and intangible assets using widely-accepted valuation techniques and recorded impairment charges reducing goodwill and trademarks by $16.6 million and $0.7 million, respectively as of September 30, 2015. The impairment charges were allocated to the Company's two reporting units, SCC and Fifth Gear, by comparing the carrying value of the relevant reporting unit to the fair value of that reporting unit.

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Debt issuance costs	$4,220	$1,264
Less: accumulated amortization	(432)	(84)
Debt issuance costs, net	$3,788	$1,180

Amortization expense was $285,000 and $180,000 for the three months ended September 30, 2015 and 2014, respectively and was included in interest expense. Amortization expense was $348,000 and $260,000 for the six months ended September 30, 2015 and 2014, respectively and was included in interest expense.

Note 5 Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Furniture and fixtures	$801	$638
Building	1,700	1,700
Computer and office equipment	10,906	10,367
Warehouse equipment	16,080	15,338
Leasehold improvements	2,234	2,100
Construction in progress	1,061	1,645
Total	32,782	31,788
Less: accumulated depreciation and amortization	(11,391)	(8,716)
Net property and equipment	$21,391	$23,072

Depreciation and amortization expense was $1.3 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense was $2.7 million and $1.8 million for the six months ended September 30, 2015 and 2014, respectively.

Net long-lived assets held were $21.2 million and $22.8 million in the United States, and $209,000 and $279,000 in Mexico at September 30, 2015 and March 31, 2015, respectively.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 6 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Debt issuance costs, net	$3,788	$1,180
Deferred costs	4,226	6,672
Note receivable	-	1,459
Deposits and other	3,037	2,957
Total other long-term assets	$11,051	$12,268

Accrued expenses consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Compensation and benefits	$2,249	$2,336
Earn out obligation	-	4,480
Warrant	1,365	261
Accrued credit facility fees	2,956	-
Other	2,089	2,785
Total accrued expenses	$8,659	$9,862

Other current liabilities consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Deferred revenue	$6,326	$3,697
Tax payable	41	39
Lease obligations	1,024	1,071
Line of credit for inventory purchases	1,875	1,443
Provision for customer losses	1,357	3,612
Total other current liabilities	$10,623	$9,862

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Deferred rent	$6,627	$7,748
Deferred revenue	2,597	4,424
Lease obligations	228	537
Provision for customer losses	1,003	1,969
Other	936	912
Total other long-term liabilities	$11,391	$15,590

In the fourth quarter of fiscal 2015, we recorded a provision for anticipated losses on contracts of SCC’s web development only client projects of $5.3 million based upon contractual site requirements that required significantly more customization programming than anticipated. As of September 30, 2015 the remaining total provision was $2.4 million, which includes a $1.1 million reduction in the liability due to changes in estimates of losses as certain projects were completed sooner than originally estimated.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of September 30, 2015 and March 31, 2015, respectively as not probable or estimable.

Note 8 Bank Financing and Debt

Term Loan Credit Facility Opened in November 2014

On November 21, 2014, the Company entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC (“Garrison”) acting as the agent (the “Amended and Restated Credit Facility”). Upon the closing of the Amended and Restated Credit Facility, $100 million was funded to the Company, less certain fees and costs. The principal amount of the loans provided under the Amended and Restated Credit Facility are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility. The Amended and Restated Credit Facility replaced in its entirety the Company’s prior credit facility dated July 9, 2014.

On May 8, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit Facility. Pursuant to the Amendment, among other things, (i) the Company obtained permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval, the Company obtained the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company agreed to an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on the Second Amended and Restated Credit Facility at September 30, 2015 was 12%.

On June 30, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Facility to modify certain terms with respect to the timing of certain payments under the Credit Agreement.

 On July 2, 2015, the Company entered into a Fourth Amendment to the Amended and Restated Credit Facility. The Credit Agreement was amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the credit facility.

On July 22, 2015, the Company entered into the Fifth Amendment to the Amended and Restated Credit Facility to provide up to an additional $5 million of term loans of which $2 million were funded to the Company. The remaining $3 million were funded to the Company on August 20, 2015.

On September 17, 2015, the Company entered into the Sixth Amendment to the Amended and Restated Credit Facility to delete certain non-financial covenants and to waive any defaults by the Company.

As of September 30, 2015, the Company obtained a waiver of compliance with all covenants of the credit facility, as amended.

Due to uncertainties in the Company’s ability to determine whether or not it will be able to meet loan covenants through March 31, 2016, the entire balance owed under the credit facility has been reclassified as a current liability in accompanying consolidated balance sheet as of September 30, 2015 (See Note 11 Subsequent Events).

In addition to the convenants discussed above, the Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. See also Note 11 Subsequent Events. The credit facility is secured by a first priority security interest on substantially all of the Company’s assets.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Inventory Facility

On November 21, 2014, the Company entered into a secured revolving credit agreement with a client in an aggregate principal amount not to exceed $3.5 million. The revolving credit agreement is secured by inventory ordered from approved suppliers and cash and receivables from the client’s customers, the interest rate charged was LIBOR plus 1.5%. At September 30, 2015 the facility had an outstanding balance of $1.9 million which is included in other current liabilities and an interest rate of 2.5%.

Letters of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $1.3 million and $1.6 million at September 30, 2015 and March 31, 2015, respectively. Therefore, at September 30, 2015 and March 31, 2015, the Company did not believe a future draw on the standby letter of credit was probable and an accrual related to any future obligation was not considered necessary at such times.

The Company has issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424, this standby letter of credit expires on August 8, 2017.

Note 9 Income Taxes

For the three months ended September 30, 2015, the Company recorded income tax benefit from continuing operations of $674,000, compared to income tax expense from continuing operations of $119,000 for the three months ended September 30, 2014. The tax benefit for the three months ended September 30, 2015 primarily relates to the impairment of indefinate lived intangibles for which a deferred tax liability must be recorded. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The effective income tax rate applied to continuing operations for the three months ended September 30, 2015 was a positive 2.5%, compared to a negative 6.7% for the three months ended September 30, 2014.

For the six months ended September 30, 2015, the Company recorded income tax benefit from continuing operations of $466,000, compared to income tax expense from continuing operations of $173,000 for the six months ended September 30, 2014. The effective income tax rate applied to continuing operations for the six months ended September 30, 2015 was a positive 1.7%, compared to a negative 3.4% for the six months ended September 30, 2014.

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

As of September 30, 2015 and March 31, 2015, the Company had a valuation allowance of $60.7 million and $53.5 million, which has been recorded to offset net deferred tax assets of $60.0 million and $52.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

As of September 30, 2015 and March 31, 2015, the Company provided for a liability of $1.0 million and $1.0 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

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

On October 6, 2015, the Company received approval from NASDAQ to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective upon the opening of business on October 8, 2015. Following the transfer of its listing, the Company has been granted an additional 180-day grace period to regain compliance with NASDAQ's $1.00 minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on April 4, 2016. If the Company fails to regain compliance during this grace period, its common stock will be subject to delisting by NASDAQ. The Company has provided written notice of its intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary.

The Company is currently considering available options to resolve its compliance with the minimum bid price requirement and to regain compliance with NASDAQ’s listing requirements. However, there can be no assurance that the Company will be able to do so.

Stock and Warrant Offering

On April 16, 2015, we sold 13,035,713 shares of our common stock, Series A Warrants to purchase up to 7,776,784 shares of our common stock and Series B Warrants to purchase up to 2,000,000 shares of our common stock. Each share of our common stock was sold together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. The Company received net proceeds of $6.8 million. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance and expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants are exercisable beginning one year and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The shares of common stock, the Series A Warrants and the Series B Warrants are immediately separable. Based on fair value allocation $2.0 million of the proceeds from the stock offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting.

As a result of the offering, the Series C warrants’ exercise price was reduced to $2.68 per common share and the conversion price of the Series D preferred stock was reduced to $1.19 per common share.

In connection with the equity issuance, certain members of our executive management team and board of directors cancelled a total of 2,327,606 granted options. As a result, the Company recorded a non-cash $0.3 million reduction of stock compensation expense within general and administrative expense in the statement of operations.

On June 30, 2015, shareholders approved an amendment to Speed Commerce, Inc.’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.

In first six months of fiscal year 2016, we recognized $1.5 million of gain for as fair value adjustments which is included in other income (expense) in our statement of operations for Series A, Series B and Series C Warrants.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(26,033)	$(1,882)	$(27,481)	$(5,306)
Dividend for convertible preferred stock, Series C dividends	(131)	(178)	(252)	(232)
Accretion of convertible preferred stock, Series C	-	(1,670)	-	(2,131)
Income (loss) from discontinued operations, net of tax	124	363	(51)	(6,996)
Net loss attributable to common shareholders	$(26,040)	$(3,367)	$(27,784)	$(14,665)
Denominator:
Denominator for basic loss per share — weighted average shares	80,998	65,536	78,534	65,377
Denominator for diluted loss per share — weighted-average shares	80,998	65,536	78,534	65,377
Basic earnings (loss) per common share
Continuing operations	$(0.32)	$(0.06)	$(0.35)	$(0.12)
Discontinued operations	-	0.01	-	(0.11)
Net loss	$(0.32)	$(0.05)	$(0.35)	$(0.23)
Diluted earnings (loss) per common share
Continuing operations	$(0.32)	$(0.06)	$(0.35)	$(0.12)
Discontinued operations	-	0.01	-	(0.11)
Net loss	$(0.32)	$(0.05)	$(0.35)	$(0.23)

Due to the Company’s net loss for the three months ended September 30, 2015 and 2014, diluted loss per share excludes 2.9 million and 2.0 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the preferred stock and warrants as their inclusion would have been anti-dilutive for the three and six months ended September 30, 2015.

Note 11 Subsequent Events

On October 6, 2015, the Company entered into the Seventh Amendment to the Amended and Restated Credit Facility to provide up to an additional $3 million of term loans of which $1.5 million were funded to the Company. The Company may request that the remaining $1.5 million to be funded at any time prior to December 23, 2015. The financial terms are generally consistent with those of the existing borrowings provided to the Company under the credit agreement.

On October 9, 2015, the Company entered into a Second Amendment Agreement with Wynit Distribution, LLC to reduce the current principal of a promissory note receivable from Wynit to zero; discharged any and all indemnification claims by Buyers arising from the purchase; and eliminates Buyers’ ability to make any other claims relating to the representations and warranties. The reduction in the value of the note receivable of $1.4 million was recognized as of September 30, 2015 as Type I subsequent event. Accordingly, the Company reduced the value of the note receivable, which was included as a long-term other asset, to zero and recognized a loss on sale of discontinued operations in the statement of operations of $1.4 million for the three months ended September 30, 2015.

On November 16, 2015, the Company entered into the Eighth Amendment to the Amended and Restated Credit Facility which waived all covenant violations through September 30, 2015. Due to uncertainties in the Company’s ability to determine whether it will be able to meet existing loan covenants through March 31, 2016, the Credit Facility has been reclassified as a current liability in the accompanying consolidated balance sheet as of September 30, 2015. The amendment deleted prior non-financial covenants and includes a covenant that the Company enter into an agreement to sell all or substantially all of its business which is satisfactory to the lenders by December 11, 2015. Through September 30, 2015, the Company has made every scheduled payment of principal and interest on its Credit Facility, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading provider of end-to-end e-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.8 million square feet of fulfillment center space in Pennsylvania, Ohio, Missouri and Texas. Our facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas with the Fifth Gear operations administration located in Indianapolis, Indiana.

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

In connection with the equity issuance, our executive management team and board of directors cancelled a total of 2,327,606 granted options. As a result, the Company recorded a non-cash $0.3 million reduction of stock compensation expense within general and administrative expense in the statement of operations.

On June 30, 2015, shareholders approved an amendment to Speed Commerce, Inc.’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.

On October 6, 2015, we received approval from NASDAQ to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital market. This transfer was effective upon the opening of business on October 8, 2015. Following the transfer of its listing, we were granted an additional 180-day grace period to regain compliance with the NASDAQ's $1.00 minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on April 4, 2016. If we fail to regain compliance during this grace period, our common stock will be subject to delisting by NASDAQ. The Company has provided written notice of its intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary.

On October 9, 2015, we entered into a Second Amendment Agreement with Wynit Distribution, LLC to reduce the current principal of a promissory note payable to from Wynit to zero; discharged any and all indemnification claims by Buyers arising from the purchase; and eliminates Buyers’ ability to make any other claims relating to the representations and warranties. The reduction in the value of the note receivable of $1.4 million was recognized as of September 30, 2015 as Type I subsequent event. Accordingly, we reduced the value of the note receivable, which was included as a long-term other asset, to zero and recognized a loss on sale of discontinued operations in the statement of operations of $1.4 million for the three months ended September 30, 2015.

Working Capital and Capital Resources

Throughout fiscal 2015 and 2016 we have invested in a variety of growth initiatives for our e-commerce business, several e-commerce web sites for new clients, and expansion of our Ohio fulfillment center. We finance our operations through cash and cash equivalents, funds generated through operations, accounts payable and the credit facility. The timing of required payments can significantly impact our working capital levels. During the three months ended September 30, 2015, our credit facility was amended to convert $4.8 million of interest to principal.

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

On May 8, 2015, we entered into a Consent and Second Amendment to Amended and Restated Credit and Guaranty Agreement with Garrison. Pursuant to the Amendment, among other things, (i) we obtained permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval, we obtained the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) we agreed to an amendment fee equal to 200 basis points, (v) we agreed to provide Garrison with certain additional forecasts and updates regarding our liquidity and financial condition, and (vi) we are required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on the Second Amended and Restated Credit Facility at June 30, 2015 was 12%.

On June 30, 2015, we entered into the Third Amendment to the Amended and Restated Credit and Guaranty Agreement to modify certain terms with respect to the timing of certain payments under the Credit Agreement.

On July 2, 2015, we entered into a Fourth Amendment to: (i) remove a financial covenant requiring that we have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

   On July 22, 2015, we entered into the Fifth Amendment to provide up to an additional $5 million of term loans which was subsequently funded to us.

On September 17, 2015, we entered into the Sixth Amendment to delete certain non-financial covenants and to waive any defaults by us.

On October 6, 2015, we entered into the Seventh Amendment to provide up to an additional $3 million of term loans and $1.5 million were funded to the Company. We may request that the remaining $1.5 million to be funded at any time prior to December 23, 2015. The financial terms are generally consistent with those of the existing borrowings provided to us under the Credit Agreement.

On November 16, 2015, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement which waived all covenant violations through September 30, 2015. Due to uncertainties in our ability to determine whether we will be able to meet existing loan covenants through March 31, 2016, the credit facility has been reclassified as a current liability in the our consolidated balance sheet as of September 30, 2015. Through September 30, 2015, we have made every scheduled payment of principal and interest on our Credit Agreement, as amended.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	our ability to continue to meet the financial and non-financial covenants in our credit agreement and to obtain a definitive agreement to sell the Company by December 11, 2015;

●	our ability to maintain the listing of our common stock on the NASDAQ Capital Market;

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business could adversely affect our results of operations;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	our ability to identify or complete any potential strategic transaction;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●	the expected benefits of our acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

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

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014
Net revenue	$31,331	100.0%	$23,067	100.0%	$65,702	100.0%	$45,127	100.0%
Cost of revenue	25,960	82.9	17,555	76.1	51,614	78.6	34,896	77.3
Gross profit	5,371	17.1	5,512	23.9	14,088	21.4	10,231	22.7
Operating Expenses:
Selling and marketing	690	2.2	763	3.3	1,296	2.0	1,765	3.9
General and administrative	5,064	16.2	3,943	17.1	10,186	15.5	7,751	17.2
Information technology	1,366	4.4	956	4.1	2,841	4.3	1,800	4.0
Depreciation and amortization	3,454	11.0	1,845	8.0	6,605	10.1	3,614	8.0
Goodwill and impairment charge	17,344	55.4	-	-	17,344	26.4	-	-
Total operating expenses	27,918	89.2	7,507	32.5	38,272	58.3	14,930	33.1
Loss from operations	(22,547)	(72.1)	(1,995)	(8.6)	(24,184)	(36.9)	(4,699)	(10.4)
Interest expense, net	(3,571)	(11.4)	(838)	(3.6)	(6,133)	(9.3)	(1,379)	(3.1)
Loss on early extinguishment of debt, net	-	-	(816)	(3.5)	-	-	(816)	(1.8)
Other income	(589)	(1.9)	1,886	8.2	2,370	3.6	1,761	3.9
Loss from continuing operations, before income tax	(26,707)	(85.4)	(1,763)	(7.5)	(27,947)	(42.6)	(5,133)	(11.4)
Income tax expense from continuing operations	674	2.2	(119)	(0.5)	466	0.7	(173)	(0.4)
Net loss from continuing operations	(26,033)	(83.2)	(1,882)	(8.0)	(27,481)	(41.9)	(5,306)	(11.8)
Discontinued operations:
Gain on sales of discontinued operations	-	-	3,927	17.0	-	-	3,927	8.7
Loss from discontinued operations, net of tax	(124)	0.4	(3,564)	(15.5)	(51)	(0.1)	(10,923)	(24.2)
Net loss	$(25,909)	(82.8)%	$(1,519)	(6.5)%	$(27,532)	(42.0)%	$(12,302)	(27.3)%

Results from Continuing Operations

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Net Revenue

Net revenue was $31.3 million for the three months ended September 30, 2015 compared to $23.1 million for the three months ended September 30, 2014, an increase of $8.2 million, or 35.8%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $26.0 million for the three months ended September 30, 2015 compared to $17.6 million for the three months ended September 30, 2014, an increase of $8.4 million, or 47.9%. The increase was primarily due to our Fifth Gear acquisition and higher operating costs in our Ohio fulfillment center.

Operating Expenses

Selling and marketing expenses were $0.7 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014, a decrease of $0.1 million, or 9.6%. The decrease was primarily attributable to decrease in the marketing programs for the introduction of SARA, our pre-configured accelerator for Oracle Commerce for midsize e-commerce retailers.

General and administrative expenses were $5.1 million for the three months ended September 30, 2015 compared to $3.9 million for the three months ended September 30, 2014, an increase of $1.2 million, or 28.4%. The increase was primarily due to incremental Fifth Gear expenses. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees.

Information technology expenses were $1.4 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014, an increase of $0.4 million or 42.9%. The increase was primarily attributable to our Fifth Gear acquisition and personnel growth in IT infrastructure.

Depreciation and amortization expenses were $3.5 million for the three months ended September 30, 2015 compared to $1.8 million for the three months ended September 30, 2014, an increase of $1.7 million or 87.2%. The increase was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Goodwill and impairment charge was $17.3 million for the three months ended September 30, 2015 compared to zero for the three months ended September 30, 2014. During the quarter ended September 30, 2015, we concluded that indicators of impairment were present due to sustained decline of our share price and results of our operations.

Interest expense, net

Interest expense was $3.6 million for the three months ended September 30, 2015 compared to expense of $0.8 million for the three months ended September 30, 2014, an increase of $2.8 million or 326.1%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Six Months Ended September 30, 2015 compared to Six Months Ended September 30, 2014

Net Revenue

Net revenue was $65.7 million for the six months ended September 30, 2015 compared to $45.1 million for the six months ended September 30, 2014, an increase of $20.6 million, or 45.6%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $51.6 million for the six months ended September 30, 2015 compared to $34.9 million for the six months ended September 30, 2014, an increase of $16.7 million, or 47.9%. The increase was primarily due to our Fifth Gear acquisition and higher operating costs in our Ohio fulfillment center.

Operating Expenses

Selling and marketing expenses were $1.3 million for the six months ended September 30, 2015 compared to $1.8 million for the six months ended September 30, 2014, a decrease of $0.5 million, or 26.6%. The decrease was primarily attributable to decrease in the marketing programs for the introduction of SARA, our pre-configured accelerator for Oracle Commerce for midsize e-commerce retailers.

General and administrative expenses were $10.2 million for the six months ended September 30, 2015 compared to $7.8 million for the six months ended September 30, 2014, an increase of $2.4 million, or 31.4%. The increase was primarily due to incremental Fifth Gear’s expenses. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees.

Information technology expenses were $2.8 million for the six months ended September 30, 2015 compared to $1.8 million for the six months ended September 30, 2014, an increase of $1.0 million or 57.8%. The increase was primarily attributable to our Fifth Gear acquisition and personnel growth in IT infrastructure.

Depreciation and amortization expenses were $6.6 million for the six months ended September 30, 2015 compared to $3.6 million for the six months ended September 30, 2014, an increase of $3.0 million or 82.7%. The increase was primarily attributable to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition.

Goodwill and impairment charge was $17.3 million for the six months ended September 30, 2015 compared to zero for the six months ended September 30, 2014. Effective September 30, 2015, we concluded that indicators of impairment were present due to sustained decline of our share price and results of our operations.

Interest expense, net

Interest expense was $6.1 million for the six months ended September 30, 2015 compared to expense of $1.4 million for the six months ended September 30, 2014, an increase of $4.7 million or 344.7%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended September 30, 2015, the Company recorded income tax benefit from continuing operations of $674,000, compared to income tax expense from continuing operations of $119,000 for the three months ended September 30, 2014. The tax benefit for the three months ended September 30, 2015 primarily relates to the impairment of indefinite-lived goodwill for which a deferred tax liability must be recorded. The Company will continue to incur deferred tax expense in the future as tax amortization occurs. The effective income tax rate applied to continuing operations for the three months ended September 30, 2015 was a postive 2.5%, compared to a negative 6.7% for the three months ended September 30, 2014.

For the six months ended September 30, 2015, the Company recorded income tax benefit from continuing operations of $466,000, compared to income tax expense from continuing operations of $173,000 for the six months ended September 30, 2014. The effective income tax rate applied to continuing operations for the six months ended September 30, 2015 was a positive 1.7%, compared to a negative 3.4% for the six months ended September 30, 2014.

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

Market Risk

At September 30, 2015, we had $107.3 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $1.1 million impact on our annual interest expense.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during the six months ended September 30, 2015 were $10.8 million and were primarily impacted by the following:

●

Non-cash charges of $20.2 million, including goodwill and intangible impairment charge of $17.3 million, depreciation and amortization of $6.6 million, which increased due to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition, and amortization of debt issuance cost of $348,000, offset by deferred income tax of ($0.6) share-based compensation net benefit of $183,000 and decrease in fair value of liabilities of $3.7 million;

●	Accounts receivable increased $1.2 million, resulting from the timing of invoices to clients;

●	Inventory decreased $0.1 million, primarily resulting from the timing of purchases;

●	Prepaid expenses increased $0.2 million, primarily from timing of annual insurance renewals;

●	Accounts payable decreased $7.7 million, primarily as a result of timing of payments and purchases; and

●

Accrued expenses and other liabilities decreased by $7.0 million, primarily as a result of amortization of deferred revenues for new clients and issuance of common shares pursuant to the Fifth Gear earn out obligation.

Cash flows provided by operating activities during the six months ended September 30, 2014 were $2.4 million and were primarily impacted by the following:

●

Non-cash charges of $6.8 million, including depreciation and amortization of $3.6 million, which increased due to the purchases of computer hardware for new client launches scheduled for fiscal 2015 and fiscal year 2015 charges for the enhancements to the sortation equipment in our Columbus fulfillment center, share-based compensation of $1.0 million, an increase in deferred income taxes of $1.1 million, and amortization of debt acquisition cost of $1.1 million;

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

Investing Activities

Cash flows used in investing activities for purchases of property, equipment and software totaled $3.0 million for the six months ended September 30, 2015 and cash flows used in investing activities totaled $0.2 million for the same period last year.

Financing Activities

Cash flows provided by financing activities totaled $9.4 million for the six months ended September 30, 2015. We received $6.8 million in net proceeds from our April 2015 equity offering, borrowed an additional $5.0 million under our credit facility, offset by a $1.3 million principal payment on our long-term debt and $1.1 million payments in other financing activities.

Cash flows provided by financing activities totaled $4.7 million for the six months ended September 30, 2014. In first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of Series C convertible preferred stock and we had net payment to the revolving line of credit of $38.4 million. We received $31.9 million net proceeds from the term loan and $1.2 million from other sources including proceeds from option exercises.

Discontinued Operations

Net cash flows used in discontinued operations were $1.5 million for the six months ended September 30, 2015 resulting from the termination of the $1.4 million note receivable due from the buyers in exchange for a full release for any seller indemnities.

Net cash flows provided by discontinued operations were $9.3 million for the six months ended September 30, 2014 and consisted of $9.4 million of cash flows provided by operating activities, and $32,000 of cash flows used in investing activities.

Capital Resources

Credit Facility

On November 21, 2014, we entered into a five-year, $100 million Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison Loan Agency Services, LLC acting as the agent (the “Credit Agreement”). The principal amount of the loans provided under the Credit Agreement are subject to repayment through an annual excess cash sweep and will be amortized at a rate of 2.5% annually through September 30, 2015, a rate of 3.0% annually through September 30, 2016, a rate of 3.5% annually through September 30, 2017, a rate of 5.0% annually through the remaining term of the credit facility.

On May 8, 2015, we entered into a Consent and Second Amendment to the Credit Agreement. Pursuant to the Amendment, among other things, (i) we obtained permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval, we obtained the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) we agreed to an amendment fee equal to 200 basis points, (v) we agreed to provide Garrison with certain additional forecasts and updates regarding our liquidity and financial condition, and (vi) we are required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on Second Amended and Restated Credit Facility at September 30, 2015 was 12%.

On June 30, 2015, we entered into the Third Amendment to the Credit Agreement, to modify certain terms with respect to the timing of certain payments.

On July 2, 2015, we entered into a Fourth Amendment to: (i) remove a financial covenant requiring that we have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on September 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

On July 22, 2015, we entered into the Fifth Amendment to the Credit Agreement to provide up to an additional $5 million of term loans, which was subsequently funded to us.

On September 17, 2015, we entered into the Sixth Amendment to delete certain non-financial covenants and to waive any defaults by us.

On October 6, 2015, we entered into the Seventh Amendment to provide up to an additional $3 million of term loans and $1.5 million was funded to the Company. We may request that the remaining $1.5 million to be funded at any time prior to December 23, 2015. The financial terms are generally consistent with those of the existing borrowings provided to us under the Credit Agreement.

On November 16, 2015, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement which waived all covenant violations through September 30, 2015. Due to uncertainties in our ability to determine whether we will be able to meet existing loan covenants through March 31, 2016, the credit facility has been reclassified as a current liability in the our consolidated balance sheet as of September 30, 2015. Through September 30, 2015, we have made every scheduled payment of principal and interest on our Credit Agreement, as amended.

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our Term Loan. During the last twelve months, we have not had any significant changes in the terms extended to customers or provided by vendors which would have a material impact on the reported financial statements. During the three months ended September 30, 2015, our credit facility was amended to convert $4.8 million of interest to principal.

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

On October 6, 2015, we entered into the Seventh Amendment to the Amended and Restated Credit Facility to provide up to an additional $3 million of term loans and $1.5 million were funded to us. We may request that the remaining $1.5 million to be funded at any time prior to December 23, 2015. The financial terms are generally consistent with those of the existing borrowings provided to us under the credit agreement.

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

In April 2015, we announced that our Board of Directors initiated a process to explore and consider possible strategic alternatives for enhancing shareholder value. These alternatives could include, but are not limited to, a recapitalization or a sale or merger of the Company. The Board of Directors is overseeing this process and Stifel, Nicolaus & Company has been retained as financial and strategic advisor to the Company. There can be no assurance as to if or when, we will finalize a strategic transaction.

We expect to continue to incur operating losses for the near future and continue to consider and review all options available to us to fund our operations. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. We also are continuing efforts to comply with the financial and non-financial covenants contained in our credit agreement, including the obligation to sell the Company by December 11, 2015.  It is uncertain at this time whether any transaction will occur, what the terms will be and how our equity will be valued.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and in Part 1 — Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Other than the risk factors below, there have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

We have a history of losses, and we expect to incur additional losses in the future. There can be no assurance that we will ever achieve profitability or have sufficient funds to execute our business strategy.

For the six months ended September, 2015 and 2014, we experienced net losses of $27.5 million and $12.3 million, respectively. We expect to continue to incur operating losses for the near future, and may not be able to support our operations or otherwise establish a return on invested capital. In addition, as of September 30, 2015, the Company had $2.0 million in available cash, with access to an additional $1.5 million under its credit facility. Given our limited access to cash, our expectation of continued operating losses, and other factors, we may not have sufficient funds to execute our business strategy, which would require us to seek additional financing. Such financing may not be available, or may be available on terms that are not acceptable to the Company, which would adversely affect our ability to continue our business operations.

In the event that we are unable to satisfy any of the listing requirements of The NASDAQ Capital Market, the Company’s common stock may be delisted, which could affect our market price and liquidity.

On April 6, 2015, the Company received written notice from NASDAQ Stock Market LLC notifying the Company that it is not in compliance with the minimum bid price requirements for continued listing on The NASDAQ Global Market. As a result, the Company applied and, on October 6, 2015, received approval from NASDAQ to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital market. This transfer was effective upon the opening of business on October 8, 2015. Following the transfer of its listing, the company has been granted an additional 180-day grace period to regain compliance with the NASDAQ's $1.00 minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on April 4, 2016. If the Company fails to regain compliance during this grace period, its common stock will be subject to delisting by NASDAQ. The Company has provided written notice of its intention to cure the minimum bid price deficiency during the second grace period by carrying out a reverse stock split, if necessary.

The Company’s common stock is listed on The NASDAQ Capital Market. For continued listing on The NASDAQ Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, minimum stockholders equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of The NASDAQ Capital Market, the Company Common Stock may be delisted. If we are unable to list on The NASDAQ Stock Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of the Company’s common stock. If our securities are delisted from trading on The NASDAQ Stock Market, and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;

•

a determination that the Company’s common stock is a “penny stock,” which would require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.6	Third Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated June 30, 2015.		8-K		10.1	7/7/2015

10.7	Fourth Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated July 2, 2015.		8-K		10.2	7/7/2015

10.8	Fifth Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated July 2, 2015.		8-K		10.1	7/28/2015

10.9	Sixth Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated September 17, 2015.	X

10.10	Seventh Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent and other Lenders, dated October 6, 2015.		8-K		10.1	10/9/2015

10.11	Eighth Amendment To Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent and other Lenders, dated November 16, 2015.	X

10.12	Second Amendment Agreement to Asset Purchase Agreement among Speed Commerce, Inc. and certain subsidiaries, as Sellers, and Wynit Distribution, LLC and certain subsidiaries, as Purchasers, dated July 9, 2014.		8-K		10.2	10/9/2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

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

Speed Commerce, Inc.
(Registrant)

Date: November 16, 2015	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)