Form 10-K/A
period 2015-03-31
Speed Commerce, Inc.
filed 2015-12-01
CIK 911650

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

(866) 377-3331
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPLANATORY NOTE – EXHIBIT FILING ONLY

Speed Commerce, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Form 10-K”) originally filed on June 15, 2015. This Amendment is an exhibit-only filing in connection with the Company’s voluntary withdrawal of a request for confidential treatment of certain portions of Exhibit 10.68, Consent And Second Amendment To Amended And Restated Credit And Guaranty Agreement (the “Credit Agreement”) between the Company and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated May 11, 2015, originally filed with the Form 10-K. The portions of Exhibit 10.68 for which the Company originally requested confidential treatment have since been removed from the Credit Agreement pursuant to subsequent amendments to the Credit Agreement. The Company has publicly filed these subsequent amendments and, as such, has determined that the request for confidential treatment of certain portions of Exhibit 10.68 is no longer necessary.

This Amendment is being filed solely to file an unredacted version of Exhibit 10.68. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in Form 10-K in any way.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

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

Speed Commerce, Inc.
(Registrant)

Date: December 1, 2015	By:	/s/ Richard S Willis
Richard S Willis
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2015	By:	/s/ Terry J. Tuttle
Terry J. Tuttle
Chief Financial Officer
(Principal Financial and Accounting Officer)