Form 10-Q
period 2015-12-31
Speed Commerce, Inc.
filed 2016-02-16
CIK 911650

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at February 12, 2016
Common Stock, No Par Value	96,619,907 shares

SPEED COMMERCE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEED COMMERCE, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	March 31,
	2015	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,068	$6,381
Accounts receivable, less allowance for doubtful accounts of $3,381 at December 31, 2015 and $1,043 at March 31, 2015	20,772	18,685
Inventory	732	1,687
Prepaid expenses	2,250	1,633
Other current assets	9,266	7,199
Total current assets	38,088	35,585
Property and equipment, net	7,922	23,072
Other assets:
Intangible assets, net	11,994	42,355
Goodwill	10,358	45,002
Other long-term assets	6,683	12,268
Total assets	$75,045	$158,282
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$112,441	$2,750
Accounts payable	12,320	16,453
Accrued expenses	11,591	9,862
Deferred payment obligation short-term - acquisition	303	856
Other current liabilities	13,975	9,862
Total current liabilities	150,630	39,783
Long-term liabilities:
Deferred tax liabilities - long term	350	1,273
Long-term debt	-	96,000
Other long-term liabilities	10,759	15,590
Total liabilities	161,739	152,646
Commitments and contingencies (Note 7)
Shareholders’ equity:
Convertible preferred stock, no par value: Authorized shares — 10,000,000; issued and outstanding shares — zero at December 31, 2015 and 344,001.10 at March 31, 2015	-	8,523
Common stock, no par value: Authorized shares — 200,000,000; issued and outstanding shares — 96,617,663 at December 31, 2015 and 66,013,130 at March 31, 2015	231,928	215,867
Accumulated deficit	(318,521)	(218,760)
Accumulated other comprehensive income	(101)	6
Total shareholders’ (deficit) equity	(86,694)	5,636
Total liabilities and shareholders’ (deficit) equity	$75,045	$158,282

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenue	$33,450	$38,257	$99,152	$83,384
Cost of revenue	32,462	29,200	84,076	64,096
Gross profit	988	9,057	15,076	19,288
Operating expenses:
Selling and marketing	658	627	1,954	2,392
General and administrative	5,733	7,470	15,919	15,221
Information technology	1,369	1,223	4,210	3,023
Depreciation and amortization	4,655	2,274	11,260	5,888
Goodwill and intangible impairment	54,339	-	71,683	-
Total operating expenses	66,754	11,594	105,026	26,524
Loss from operations	(65,766)	(2,537)	(89,950)	(7,236)
Other income (expense):
Interest expense, net	(7,195)	(1,130)	(13,328)	(2,509)
Loss on early extinguishment of debt, net	-	(3,047)	-	(3,863)
Other income	585	(250)	2,955	1,511
Loss from continuing operations, before income tax	(72,376)	(6,964)	(100,323)	(12,097)
Income tax benefit (expense) from continuing operations	396	(170)	862	(343)
Net loss from continuing operations	(71,980)	(7,134)	(99,461)	(12,440)
Discontinued operations:
Gain (loss) on sale of discontinued operations	-	(1,792)	-	2,135
Loss from discontinued operations, net of tax	(249)	(476)	(300)	(11,399)
Net loss	$(72,229)	$(9,402)	$(99,761)	$(21,704)
Basic loss per common share:
Continuing operations	$(0.81)	$(0.13)	$(1.22)	$(0.25)
Discontinued operations	-	(0.03)	-	(0.14)
Net loss	$(0.81)	$(0.16)	$(1.22)	$(0.39)
Diluted loss per common share:
Continuing operations	$(0.81)	$(0.13)	$(1.22)	$(0.25)
Discontinued operations	-	(0.03)	-	(0.14)
Net loss	$(0.81)	$(0.16)	$(1.22)	$(0.39)
Weighted average shares outstanding:
Basic	89,631	65,928	82,247	65,561
Diluted	89,631	65,928	82,247	65,561
Other comprehensive loss:
Net unrealized gain (loss) on foreign exchange rate translation	1	153	(107)	(572)
Comprehensive loss	$(72,228)	$(9,249)	$(99,868)	$(22,276)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at March 31, 2015	344,001.10	$8,523	66,013,130	$215,867	$(218,760)	$6	$5,636
Net shares issued upon exercise of stock options and for restricted stock	-	-	177,521	(19)	-	-	(19)
Issuance of common stock	-	-	8,400,000	2,268	-	-	2,268
Share-based compensation	-	-	-	434	-	-	434
Issuance of convertible preferred stock	9,375.36	282	-	-	-	-	282
Dividend for convertible preferred stock	-	98	-	(350)	-	-	(252)
Conversion of Series D Preferred Stock to Common Stock	(353,376.46)	(8,903)	8,991,299	8,903	-	-	-
Net loss	-	-	-	-	(99,761)	-	(99,761)
Unrealized loss on foreign exchange rate translation	-	-	-	-	-	(107)	(107)
Equity offering	-	-	13,035,713	4,825	-	-	4,825
Balance at December 31, 2015	-	$-	96,617,663	$231,928	$(318,521)	$(101)	$(86,694)

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net loss	$(99,761)	$(21,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	-	(2,135)
Loss from discontinued operations, net of tax	300	11,399
Gain on obligation settlement	-	(1,300)
Loss on extinguishment of debt	-	3,863
Depreciation and amortization	11,260	5,888
Amortization of debt acquisition costs	4,136	1,095
Share-based compensation expense	446	1,516
Goodwill and impairment charge	71,683	-
Deferred income taxes	(923)	1,265
Change in fair value of warrants and earn out	(4,255)	-
Other	-	-
Changes in operating assets and liabilities	5,325	(9,095)
Operating activities from discontinued operations, net	(407)	7,245
Net cash provided by (used in) operating activities	(12,196)	(1,963)
Investing activities:
Proceeds from sale of Distribution business	-	5,000
Cash paid related to acquisition	-	(54,821)
Purchases of property, equipment and software, net	(3,391)	(7,661)
Investing activities from discontinued operations, net	-	(32)
Net cash used in investing activities	(3,391)	(57,514)
Financing activities:
Proceeds from revolving line of credit	-	61,688
Payments on revolving line of credit	-	(100,050)
Proceeds from long-term debt	11,100	135,000
Payments on long-term debt	(2,250)	(35,625)
Proceeds from equity offering	6,775	9,928
Debt acquisition costs	-	(4,414)
Other	(1,351)	506
Net cash provided by (used in) financing activities	14,274	67,033
Net decrease in cash and cash equivalents	(1,313)	7,556
Cash and cash equivalents at beginning of period	6,381	13
Cash and cash equivalents at end of period	$5,068	$7,569

See accompanying notes to consolidated financial statements.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements
(unaudited)

Note 1 Organization and Basis of Presentation and Going Concern

Speed Commerce, Inc. (the “Company” or “Speed Commerce”), a Minnesota corporation formed in 1983, is a provider of web platform development and hosting, customer care, fulfillment, order management, logistics and call center capabilities for clients.

  The cash currently available to the Company is not sufficient to support the Company’s operations other than for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company’s assets and management’s projections with respect to discounted future cash flows indicate that the Company’s value is less than the current balance of the Company’s debt. As a result, the Company believes, based on current circumstances, that there is no value in the Company’s equity. Due to financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is in default of the terms of the Amended and Restated Credit and Guaranty Agreement dated as of November 21, 2014, by and among the Company and Garrison Loan Agency Services LLC, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (collectively, the “Lenders”), as amended (the “Credit Agreement”). The Company has not received a waiver of this default of the Credit Agreement and it is unable to cure this default.

The Company and the Lenders entered into a Forbearance Agreement dated December 16, 2015 (the “Forbearance Agreement”) indicating that the Company’s Lenders would refrain from exercising their respective rights or remedies under the Credit Agreement, or otherwise, in respect of this default for 45 days, or until January 30, 2016. The term of the Forbearance Agreement has since expired and the Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, acceleration of all debt obligations under the Credit Agreement.

As the Company disclosed in that certain Current Report on Form 8-K filed on April 16, 2015, it has been engaged in a process of exploring strategic alternatives, including a sale of the Company. The Company engaged Stifel to serve as its financial and strategic advisor in connection with this exploration of strategic alternatives and that process continued through the end of calendar 2015. This process resulted in the Company receiving a number of preliminary offers for it to be acquired; however, the consideration offered in each of those preliminary offers was below the level of the Company’s secured debt. Accordingly, it does not appear that it will be possible for the Company to effect a transaction that will allow it to repay its debt under the Credit Agreement.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

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

Because of the seasonal nature of the Company’s business, the operating results and cash flows for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, particularily associated with risks of the business, refer to the consolidated financial statements and footnotes thereto included in Speed Commerce, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2015.

Significant accounting policies

There were no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC for the year ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) ("Update 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018, and early application is permitted beginning April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has concluded that based on its inability to remedy its events of default of its Credit Agreement and lack of financial liquidity that there is substantial doubt about the ability of the Company to continue as a going concern.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. The Company does not expect adoption of this standard will have a significant impact on the Company's consolidated financial statements as all debt issuance costs were charged to expense during the quarter ended December 31, 2015.

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

A gain of $0.0 million and $2.2 million were recognized for the three and nine months ended December 31, 2015 related to the contingent earn out obligation. The gain was included in other income (expense) in our statement of operations recorded under the liability method. The Company issued 8.4 million shares, valued at $2.3 million, to the Sellers during the quarter ended September 30, 2015 to fully settle the earn out obligation.

The original goodwill of $32.3 million arising from the Purchase Agreement consists largely of the synergies and economies of scale expected from combining the operations of the Company and Fifth Gear. This transaction qualified as an acquisition of a significant business pursuant to Regulation S-X and financial statements for the acquired business were filed.

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
$64,755

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Net revenue of Fifth Gear, included in net revenue - in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended December 31, 2015 was $14.3 million and $42.4 million, respectively.  Fifth Gear provided operating income of $1.0 million and $0.4 million to the consolidated Company’s operating income for the three and nine months ended December 31, 2015.

The following summary, prepared on a condensed pro forma basis presents the Company’s unaudited consolidated results from operations as if the aforementioned acquisition had occurred at the beginning of each period presented.  The pro forma presentation below does not include any impact of transaction costs or synergies.

	Three months ended	Nine months ended
	December 31, 2014	December 31, 2014
Net sales	$46,538	$118,606
Loss from operations	(9,279)	(19,025)
Net loss	$(11,786)	$(28,664)
Loss per common share:
Basic	$(0.18)	$(0.44)
Diluted	$(0.18)	$(0.44)

Note 3 Supplemental Cash Flow Information

For the nine months ended December 31, 2015 and 2014, net cash paid for income taxes was $24,000 and $31,000, respectively.  For the nine months ended December 31, 2015 and 2014, net cash paid for interest was $526,000 and $2,751,000, respectively. As part of the amended credit facility, $4.8 million of interest payable was converted to principal during the nine months ended December 31, 2015.

The following table provides the components of changes in operating assets and liabilities (unaudited):

	Nine Months Ended December 31,
	2015	2014
Accounts receivable	$(2,087)	$(5,321)
Inventory	955	213
Prepaid expenses	(601)	(1,109)
Other assets	2,941	(17,930)
Accounts payable	(4,133)	2,581
Accrued expenses and other liabilities	8,250	12,471
Changes in operating assets and liabilities	$5,325	$(9,095)

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 4 Intangible Assets

Intangible Asset Summary

Identifiable intangible assets, with zero residual value, are being amortized (except for the trademarks which have an indefinite life) over useful lives of five years for developed technology, eight to fourteen years for customer relationships, seven years for the domain name, and three to five years for internal-use software and are valued as follows (in thousands):

	December 31, 2015			March 31, 2015
	(unaudited)
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Developed technology	$4,480	$(3,336)	$1,144	$4,832	$(2,595)	$2,237
Customer relationships	15,098	(7,598)	7,500	34,590	(4,290)	30,300
Domain name	86	(53)	33	135	(38)	97
Internal-use software	5,616	(3,317)	2,299	7,048	(475)	6,573
Tradename	522	(522)	-	522	(174)	348
Trademarks (not amortized)	1,018	-	1,018	2,800	-	2,800
	$26,820	$(14,826)	$11,994	$49,927	$(7,572)	$42,355

Aggregate amortization expense for the three months ended December 31, 2015 and 2014 was $3.3 million and $1.1 million, respectively. Aggregate amortization expense for the nine months ended December 31, 2015 and 2014 was $7.3 million and $2.8 million, respectively. Aggregate amortization for the three and nine months ended December 31, 2015, includes $0.8 million of expense for internal-use software to be abandoned.

Impairment of Definite Lived Assets

Long-lived assets, such as property and equipment and amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the quarter ended December 31, 2015, the Company identified indicators of impairment including the forbearance agreement with its secured facility leaders, negative stockholder equity and potential delisting of the Company’s common stock, and continuation of liquidity issues associated with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Accordingly, an impairment loss of $35.3 million was recorded within the statement of operations as part of goodwill and intangible impairment charge. The impairment charge reduced property and equipment by $12.3 million, customer relationship intangibles by $19.5 million, internal use software by $3.0 million, developed technology intangible by $0.4 million and domain name intangible by $49,000.

Impairment of Goodwill, Indefinite Lived Intangible Assets

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

During the second quarter of fiscal 2016, the Company identified potential indicators of impairment including its declining price per share of common stock and issues with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Therefore, the Company performed Step 2 assessments of its goodwill and intangible assets using widely-accepted valuation techniques and recorded impairment charges reducing goodwill and trademarks by $16.6 million and $0.7 million, respectively as of September 30, 2015. The impairment charges related to SCC were $13.3 million and Fifth Gear were $4.0 million.

During the third quarter of fiscal 2016, the Company identified further indicators of impairment including the forbearance agreement with its secured facility leaders, negative stockholder equity and potential delisting of the Company’s common stock, and continuation of liquidity issues associated with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Therefore, the Company performed Step 2 assessments of indefinite lived assets including goodwill and trademarks using widely-accepted valuation techniques and recorded impairment charges reducing goodwill and trademarks by $18.0 million and $1.1 million, respectively as of December 31, 2015. The impairment charges related to SCC were $1.1 million and Fith Gear were $18.0 million.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Debt issuance costs

Debt issuance costs are included in “Other Assets” and are amortized over the life of the related debt. Debt issuance costs consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Debt issuance costs	$-	$1,264
Less: accumulated amortization	-	(84)
Debt issuance costs, net	$-	$1,180

Due to on-going non-compliance with the requirements of the Company’s long term facility, the Company recorded a non-cash charge included in interest expense on the statement of operations of $3.5 million to accelerate the unamortized debt issuance costs as of December 31, 2015. Prior to the charge, amortization expense was $231,000 and $48,000 for the three months ended December 31, 2015 and 2014, respectively and was included in interest expense. Amortization expense was $579,000 and $308,000 for the nine months ended December 31, 2015 and 2014, respectively and was included in interest expense.

Note 5 Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Furniture and fixtures	$365	$638
Building	580	1,700
Computer and office equipment	8,063	10,367
Warehouse equipment	10,200	15,338
Leasehold improvements	1,055	2,100
Construction in progress	415	1,645
Total	20,678	31,788
Less: accumulated depreciation and amortization	(12,756)	(8,716)
Net property and equipment	$7,922	$23,072

See Note 4 for discussion of impairment of property and equipment.

Depreciation and amortization expense was $1.4 million and $1.2 million for the three months ended December 31, 2015 and 2014, respectively. Depreciation and amortization expense was $4.0 million and $3.0 million for the nine months ended December 31, 2015 and 2014, respectively.

Net long-lived assets held were $7.1 million and $22.8 million in the United States, and $75,000 and $279,000 in Mexico at December 31, 2015 and March 31, 2015, respectively.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Note 6 Other Long-term Assets, Accrued Expenses, Other Current Liabilities and Other Long-term Liabilities

Other long-term assets consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Debt issuance costs, net	$-	$1,180
Deferred costs	3,457	6,672
Note receivable	-	1,459
Deposits and other	3,226	2,957
Total other long-term assets	$6,683	$12,268

Accrued expenses consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Compensation and benefits	$2,118	$2,336
Earn out obligation	-	4,480
Accrued interest	3,379	-
Warrant	168	261
Accrued credit facility fees	2,956	-
Other	2,970	2,785
Total accrued expenses	$11,591	$9,862

Other current liabilities consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Deferred revenue	$8,986	$3,697
Tax payable	29	39
Lease obligations	3,204	1,071
Line of credit for inventory purchases	1,074	1,443
Provision for customer losses	682	3,612
Total other current liabilities	$13,975	$9,862

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2015	March 31, 2015
	(unaudited)
Deferred rent	$6,070	$7,748
Deferred revenue	2,544	4,424
Lease obligations	194	537
Provision for customer losses	1,003	1,969
Other	948	912
Total other long-term liabilities	$10,759	$15,590

On October 9, 2015, the Company entered into a Second Amendment Agreement with Wynit Distribution, LLC to reduce the current principal amount of a promissory note payable to from Wynit to zero; to discharge any and all indemnification claims by Buyers arising under the Purchase Agreement; and to eliminate Buyers’ ability to make any other claims relating to the representations and warranties under the Purchase Agreement. The reduction in the value of the note receivable of $1.4 million was recognized as of September 30, 2015 as a Type I subsequent event. Accordingly, the Company reduced the value of the note receivable, which was included as a long-term other asset, to zero and recognized a loss on sale of discontinued operations in the statement of operations of $1.4 million for the nine months ended December 31, 2015.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

In the fourth quarter of fiscal 2015, the Company recorded a provision for anticipated losses on contracts of SCC’s web development only client projects of $5.3 million based upon contractual site requirements that required significantly more customization programming than anticipated. Several of SCC’s web development only client projects had become unprofitable. As of December 31, 2015 the remaining total provision was $1.7 million, which includes a $1.4 million reduction in the liability due to changes in estimates of losses as certain projects were completed sooner than originally estimated.

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

The Company does not currently believe that the resolution of any pending matters will have a material adverse effect on the Company’s financial position or liquidity, but an adverse decision in more than one could be material to the Company’s consolidated results of operations.  No amounts were accrued with respect to proceedings as of December 31, 2015 and March 31, 2015, respectively as not probable or estimable.

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

On May 8, 2015, the Company entered into a Consent and Second Amendment to Amended and Restated Credit Facility. Pursuant to the Amendment, among other things, (i) the Company obtained permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval, the Company obtained the ability to add back certain restructuring, transaction fees and expenses and one-time charges not to exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company agreed to an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on the Second Amended and Restated Credit Facility at September 30, 2015 was 12%.

On June 30, 2015, the Company entered into the Third Amendment to the Amended and Restated Credit Facility to modify certain terms with respect to the timing of certain payments under the Credit Agreement.

 On July 2, 2015, the Company entered into the Fourth Amendment to the Amended and Restated Credit Facility. The Credit Agreement was amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on June 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the credit facility.

On July 22, 2015, the Company entered into the Fifth Amendment to the Amended and Restated Credit Facility to provide up to an additional $5 million of term loans of which $2 million were funded to the Company. The remaining $3 million were funded to the Company on August 20, 2015.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

On September 17, 2015, the Company entered into the Sixth Amendment to the Amended and Restated Credit Facility to delete certain non-financial covenants and to waive any defaults by the Company.

On October 6, 2015, the Company entered into the Seventh Amendment to the Amended and Restated Credit Facility to provide up to an additional $3 million of term loans as requested by the Company at any time prior to December 23, 2015. The Company was funded $3.0 million during the term of the Seventh Amendment The financial terms are generally consistent with those of the existing borrowings provided to the Company under the credit agreement.

On November 16, 2015, the Company entered into the Eighth Amendment to the Amended and Restated Credit Facility to provide a waiver of the company failure to comply with certain financial covenants at the period ending September 30, 2015, and to incorporate a new covenant requiring that the Company enter into a definitive agreement to sell all or substantially all of the Company’s business on terms agreeable to the lenders under the credit facility by not later than December 11, 2015.

On November 20, 2015, the Company entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Facility to provide that the Company may, at the discretion of the administrative agent under the Credit Agreement, receive up to $10 million of additional term loans as protective advances pursuant to Section 9.9 of the Credit Agreement, regardless of whether the Company is then in default under the terms of the Credit Agreement. The financial terms of the Protective Advances, if any are provided to the Company, would be provided on terms that are consistent with those of the existing borrowings provided to the Company pursuant to the credit agreement.

On December 9, 2015 the Company entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Facility to provide the Company with an additional $2.1 million of term loans, which were fully funded to the Company as of the date of the Tenth Amendment. The financial terms of such additional term loans are generally consistent with those of the Company’s existing borrowings under the credit agreement.

On December 16, 2015, the Company entered into a Forbearance Agreement with Garrison to the Company's Amended and Restated Credit and Guaranty Agreement (the “Forbearance Agreement”), in connection with the Company’s failure to comply with a covenant under the Credit Agreement.

On December 23, 2015, the Company entered into the Eleventh Amendment to Amended and Restated Credit Facility to provide the Company with an additional $1.0 million of term loans, which were fully funded to the Company as of the date of the Eleventh Amendment. The financial terms of such additional term loans are generally consistent with those of the Company’s existing borrowings under the credit agreement. As of December 31, 2015, the Company borrowed a total of $3.1 million in protective advances.

 Under the terms of the Forbearance Agreement, the Company’s Lenders will refrain from exercising any rights or remedies that they may have under the Credit Agreement, or otherwise, in respect of the Company's default under the terms of the Credit Agreement for 45 days, or until January 30, 2016, unless a breach of the Forbearance Agreement occurs prior to such date. If the Forbearance Agreement should be breached, or is not extended, the Company’s Lenders would then be entitled to exercise any of their rights under the Credit Agreement, including, but not limited to, the acceleration of all debt obligations under the Credit Agreement. The term of the Forbearance Agreement has since expired and the Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, acceleration of all debt obligations under the Credit Agreement.

Due to uncertainties in the Company’s ability to determine whether or not it will be able to meet loan covenants, the entire balance owed under the credit facility has been reclassified as a current liability in accompanying consolidated balance sheet.

The Company does not anticipate that it will be able to cure, or receive a waiver of, this default under its Credit Agreement. Further, based on the Company’s exploration of strategic alternatives, it does not anticipate that a transaction will be available to it that would result in the repayment of the Company’s debt pursuant to the Credit Agreement.

In addition to the covenants discussed above, the Amended and Restated Credit Facility contains customary affirmative and negative covenants. The financial covenants include a limitation on capital expenditures, a minimum EBITDA level, a maximum fixed charge coverage ratio, and a maximum indebtedness to EBITDA ratio. The creation of indebtedness outside the credit facility, creation of liens, making of certain investments, sale of assets, and incurrence of debt are all either limited or require prior approval from Garrison and/or the other lenders under the Amended and Restated Credit Facility. This credit facility also contains customary events of default such as nonpayment, bankruptcy, and change in control, which if they occur may constitute an event of default. See also Note 11 Subsequent Events. The credit facility is secured by a first priority security interest on substantially all of the Company’s assets.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

Inventory Facility

On November 21, 2014, the Company entered into a secured revolving credit agreement with a client in an aggregate principal amount not to exceed $3.5 million. The revolving credit agreement is secured by inventory ordered from approved suppliers and cash and receivables from the client’s customers, the interest rate charged was LIBOR plus 1.5%. At December 31, 2015 the facility had an outstanding balance of $1.1 million which is included in other current liabilities and an interest rate of 2.75%.

Letters of Credit

On April 14, 2011, the Company was released from the FUNimation office lease guaranty by providing a five-year, standby letter of credit for $1.5 million, which is reduced by $300,000 each subsequent year. The standby letter of credit can be drawn down, to the extent in default, if the full and prompt payment of the lease is not completed by FUNimation. No claims have been made against this financial instrument. There was no indication that FUNimation would not be able to pay the required future lease payments totaling $1.2 million and $1.6 million at December 31, 2015 and March 31, 2015, respectively. Therefore, at December 31, 2015 and March 31, 2015, the Company did not believe a future draw on the standby letter of credit was probable.

The Company has issued an irrevocable standby letter of credit for the benefit of the landlord of one of its facilities in the amount of $576,424, this standby letter of credit expires on August 8, 2017.

Note 9 Income Taxes

For the three months ended December 31, 2015, the Company recorded income tax benefit from continuing operations of $396,000, compared to income tax expense from continuing operations of $(170,000) for the three months ended December 31, 2014. The tax benefit for the three months ended December 31, 2015 primarily relates to the deferred tax benefits recognized as a result of the impairment of indefinite-lived intangible assets. The effective income tax rate applied to continuing operations for the three months ended December 31, 2015 was 0.01%, compared to a negative 2.4% for the three months ended December 31, 2014.

For the nine months ended December, 2015, the Company recorded income tax benefit from continuing operations of $862,000, compared to income tax expense from continuing operations of $(343,000) for the nine months ended December 31, 2014. The effective income tax rate applied to continuing operations for the nine months ended December 31, 2015 was 0.9%, compared to a negative 0.2% for the nine months ended September 30, 2014.

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

As of December 31, 2015 and March 31, 2015, the Company had a valuation allowance of $87.0 million and $53.5 million has been recorded to offset net deferred tax assets of $86.7 million and $52.2 million, respectively. The net deferred tax assets before valuation allowance are composed of temporary differences, primarily related to net operating loss carryforwards, which will begin to expire in fiscal 2029. The Company also has foreign tax credit carryforwards which will begin to expire in 2016.

As of December 31, 2015 and March 31, 2015, the Company provided for a liability of $1.5 million and $1.0 million, respectively, for unrecognized tax benefits (excluding interest and penalties) related to various income tax matters, which was included in long-term deferred tax liabilities.

The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2016.

Note 10 Shareholders’ Equity and Earnings (loss) Per Share

NASDAQ Delisting Notice

On April 6, 2015, the Company received written notice from NASDAQ Stock Market LLC notifying the Company that it was not in compliance with the minimum bid price requirements for continued listing on The NASDAQ Global Market. NASDAQ requires listed securities to maintain a minimum bid price of $1.00 per share and NASDAQ rules provide that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty consecutive business days prior to the date of the Notification Letter, the Company no longer mets the minimum bid price requirement.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

On October 6, 2015, the Company received approval from NASDAQ to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital market. This transfer was effective upon the opening of business on October 8, 2015. Following the transfer of its listing, the Company was granted an additional 180-day grace period to regain compliance with the NASDAQ's $1.00 minimum bid price requirement. To regain compliance and qualify for continued listing on the NASDAQ Capital Market, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day grace period, which ends on April 4, 2016. If the Company fails to regain compliance during this grace period, its common stock will be subject to delisting by NASDAQ.

On November 24, 2015, the Company received written notice from NASDAQ that it was not in compliance with the minimum stockholders’ equity requirements for continued listing on The NASDAQ Capital Market, which requires the issuing company of listed securities to maintain a minimum stockholders’ equity of $2.5 million. The reported stockholders’ equity for the period ending September 30, 2015 did not meet this minimum requirement. Further, the Company did not meet any of the alternatives to the minimum stockholder’s equity standard for continued listing requirements.

On January 12, 2016, the Company received a notification letter from NASDAQ indicating that it would delist and suspend trading in the Company’s shares effective at the open of business on Thursday, January 21, 2016. On January 21, 2016, the Company’s common stock was suspended from the NASDAQ Capital Market, and currently trades on the OTC Markets Group’s OTC Pink market under the trading symbol SPDC. The Company anticipates that NASDAQ will file with the Securities and Exchange Commission a Form 25 Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 with respect to the Company’s common stock on February 17, 2016. The Company’s common stock will be delisted from NASDAQ ten (10) calendar days from the date the Form 25 is filed with the Securities and Exchange Commission.

Stock and Warrant Offering

On April 16, 2015, we sold 13,035,713 shares of our common stock, Series A Warrants to purchase up to 7,776,784 shares of our common stock and Series B Warrants to purchase up to 2,000,000 shares of our common stock. Each share of our common stock was sold together with 0.597 of a Series A Warrant to purchase one share of our common stock at an exercise price of $0.56 per share and 0.153 of a Series B Warrant to purchase one share of our common stock at an exercise price of $0.56 per share. The Company received net proceeds of $6.8 million. The Series A Warrants are exercisable on the one-year anniversary of the date of issuance will expire on the fifth anniversary of the date they first become exercisable. The Series B Warrants are exercisable beginning one year and one day from the date of issuance and will expire on the fifth anniversary of the date they first become exercisable. The shares of common stock, the Series A Warrants and the Series B Warrants are immediately separable. Based on fair value allocation $2.0 million of the proceeds from the stock offering were assigned to the warrants and included in other current liabilities. The warrants are accounted for as liability awards and subject to mark-to-market accounting.

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

During the quarter ended December 31, 2015, the holders of the Series D Preferred Shares converted all preferred shares outstanding in exchange for 8,991,299 shares of the Company’s common stock. The total transaction value was $8.9 million, including $0.1 million of interest accrued during the quarter ended December 31, 2015 prior to conversion. The Company recorded the transaction as a non-cash transaction between its Common Stock and Series D Preferred Stock accounts.

For the nine months ended December 31, 2015, we recognized $1.4 million of gain as fair value adjustments which is included in other income (expense) in our statement of operations for Series A, Series B and Series C Warrants.

SPEED COMMERCE, INC.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net loss from continuing operations	$(72,229)	$(7,134)	$(99,761)	$(12,440)
Dividend for convertible preferred stock	(98)	(177)	(350)	(409)
Accretion of convertible preferred stock	-	(1,402)	-	(3,533)
Income (loss) from discontinued operations, net of tax	(249)	(2,268)	(300)	(9,264)
Net loss attributable to common shareholders	$(72,576)	$(10,981)	$(100,411)	$(25,646)
Denominator:
Denominator for basic loss per share — weighted average shares	89,631	65,928	82,247	65,561
Denominator for diluted loss per share — weighted-average shares	89,631	65,928	82,247	65,561
Basic earnings (loss) per common share
Continuing operations	$(0.81)	$(0.13)	$(1.22)	$(0.25)
Discontinued operations	-	(0.03)	-	(0.14)
Net loss	$(0.81)	$(0.16)	$(1.22)	$(0.39)
Diluted earnings (loss) per common share
Continuing operations	$(0.81)	$(0.13)	$(1.22)	$(0.25)
Discontinued operations	-	(0.03)	-	(0.14)
Net loss	$(0.81)	$(0.16)	$(1.22)	$(0.39)

Due to the Company’s net loss for the three months ended December 31, 2015 and 2014, diluted loss per share excludes 1.7 million and 3.3 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. Due to the Company’s net loss for the nine months ended December 31, 2015 and 2014, diluted loss per share excludes 2.1 million and 2.6 million, respectively, stock options and restricted stock awards because their inclusion would have been anti-dilutive. The per share amounts also exclude the as-if conversion of the preferred stock, prior to conversion to common stock, and warrants as their inclusion would have been anti-dilutive for the three months ended December 31, 2015.

Note 11 Subsequent Events

 On January 12, 2016, the Company received a notification letter from NASDAQ indicating that it would delist and suspend trading in the Company’s shares effective at the open of business on Thursday, January 21, 2016. On January 21, 2016, the Company’s common stock was suspended from the NASDAQ Capital Market, and currently trades on the OTC Markets Group’s OTC Pink market under the trading symbol SPDC. The Company anticipates that NASDAQ will file with the Securities and Exchange Commission a Form 25 Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 with respect to the Company’s common stock on February 17, 2016. The Company’s common stock will be delisted from NASDAQ ten (10) calendar days from the date the Form 25 is filed with the Securities and Exchange Commission.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

The cash currently available to the Company is not sufficient to support the Company’s operations other than for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company’s assets and management’s projections with respect to discounted future cash flows indicate that the Company’s value is less than the current balance of the Company’s debt. As a result, the Company believes, based on current circumstances, that there is no value in the Company’s equity. Due to the financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

The term of the Company’s Forbearance Agreement with Garrison expired as of January 30, 2016 and the Forbearance Agreement is not expected to be extended or otherwise reinstated. The Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, acceleration of all debt obligations under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a provider of end-to-end e-commerce and fulfillment services to retailers and manufacturers. We provide web platform development and hosting, order management, fulfillment, logistics and contact center services which provide clients with easy to implement, cost-effective, transaction-based services and information management tools. We manage over 1.8 million square feet of fulfillment center space in Pennsylvania, Ohio, Missouri and Texas. Our facilities utilize advanced automation technology such as high-efficiency unit sortation, pick-to-pack conveyors and radio frequency (“RF”) scanning. We also operate four customer contact centers to enhance our clients’ brand experience. Our corporate headquarters and web development and technology operations are based in Dallas, Texas with the Fifth Gear operating administration located in Indianapolis, Indiana.

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

Recent Events / Working Capital and Capital Resources

During the quarter ended December 31, 2015, the holders of the Series D Preferred Shares converted all preferred shares outstanding in exchange for 8,991,299 shares of the Company’s common stock. The Company received no consideration in connection with the conversions.

 The cash currently available to the Company is not sufficient to support the Company’s operations other than for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company’s assets and management’s projections with respect to discounted future cash flows indicate that the Company’s value is less than the current balance of the Company’s debt. As a result, the Company believes, based on current circumstances, that there is no value in the Company’s equity. Due to the financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

On December 16, 2015, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Garrison Loan Agency Services, LLC (“Garrison”) in connection with the Company's failure to comply with a covenant under its Amended and Restated Credit and Guaranty Agreement with various lenders and Garrison, as administrative agent and collateral agent (the “Credit Agreement”)

 Under the terms of the Forbearance Agreement, the Company’s Lenders agreed to refrain from exercising any rights or remedies that they may have under the Credit Agreement, or otherwise, in respect of the Company's default under the terms of the Credit Agreement for 45 days, or until January 30, 2016. The term of the Forbearance Agreement expired as of January 30, 2016. The term of the Forbearance Agreement has since expired and the Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, acceleration of all debt obligations under the Credit Agreement.

As the Company disclosed in that certain Current Report on Form 8-K filed on April 16, 2015, it has been engaged in a process of exploring strategic alternatives, including a sale of the Company. The Company engaged Stifel to serve as its financial and strategic advisor in connection with this exploration of strategic alternatives and that process continued through the end of calendar 2015. This process resulted in the Company receiving a number of preliminary offers for it to be acquired; however, the consideration offered in each of those preliminary offers was below the level of the Company’s secured debt. Accordingly, it does not appear that it will be possible for the Company to effect a transaction that will allow it to repay its debt under the Credit Agreement.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

On January 12, 2016, the Company received a notification letter from NASDAQ indicating that it would delist and suspend trading in the Company’s shares effective at the open of business on Thursday, January 21, 2016. On January 21, 2016, the Company’s common stock was suspended from trading on the NASDAQ Capital Market and currently trades on the OTC Markets Group’s OTC Pink market under the trading symbol SPDC. The Company anticipates that NASDAQ will file with the Securities and Exchange Commission a Form 25 Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 with respect to the Company’s common stock on February 17, 2016. The Company’s common stock will be delisted from NASDAQ ten (10) calendar days from the date the Form 25 is filed with the Securities and Exchange Commission.

Impairment of Definite Lived Assets and Goodwill, Indefinite Lived Intangible Assets

During the quarter ended December 31, 2015, the Company identified indicators of impairment including the forbearance agreement with its secured facility leaders, negative stockholder equity and potential delisting of the Company’s common stock, and continuation of liquidity issues associated with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Accordingly, an impairment loss of $35.3 million was recorded within the statement of operations as part of goodwill and intangible impairment charge. The impairment charge reduced property and equipment by $12.3 million, customer relationship intangibles by $19.5 million, internal use software by $3.0 million, developed technology intangible by $0.4 million and domain name intangible by $49,000.

During the third quarter of fiscal 2016, the Company identified further indicators of impairment including the forbearance agreement with its secured facility leaders, negative stockholder equity and potential delisting of the Company’s common stock, and continuation of liquidity issues associated with its ability to repay its debt as scheduled and maintain compliance with its financial covenants. Therefore, the Company performed Step 2 assessments of indefinite lived assets including goodwill and trademarks using widely-accepted valuation techniques and recorded impairment charges reducing goodwill and trademarks by $18.0 million and $1.1 million, respectively as of December 31, 2015. The impairment charges related to SCC were $1.1 million and Fith Gear were $18.0 million.

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

Some of these important factors, but not necessarily all important factors, include the following:

●	the cash currently available to the Company is not sufficient to support the Company’s operations other than for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company’s assets and management’s projections with respect to discounted future cash flows indicate that the Company’s value is less than the current balance of the Company’s debt. As a result, the Company believes, based on current circumstances, that there is no value in the Company’s equity. Due to the Company’s current financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern;

●	we are in default under our Amended and Restated Credit Facility and our Forbearance Agreement with our Lenders in connection with such default has expired and is not expected to be extended or otherwise reinstated. We expect the Lenders will, in the immediate future, exercise their rights under the Amended and Restated Credit Facility, including, but not limited to acceleration of all debt obligations under the Amended and Restated Credit Facility;

●	our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs;

●	we may incur significant expenditures to expand our business which may reduce our ability to achieve or maintain profitability;

●	technological developments, particularly software as a service application, electronic transfer and downloading could adversely impact sales, margins and results of operations;

●	our restructuring and integration efforts, may have unpredictable outcomes, including the possibility of us incurring additional restructuring charges;

●	the seasonality and variability in our business could adversely affect our results of operations;

●	the divestiture of our distribution business could result in post-transaction payments and adjustments;

●	our ability to meet our significant working capital requirements or if working capital requirements change significantly;

●	our ability to identify or complete any potential strategic transaction;

●	certain of our contracts are terminable at will or contain penalty provisions;

●	we may incur financial penalties if we fail to meet contractual service levels under client service agreements;

●	the expected benefits of our acquisitions may not be realized, and the indemnification obligations owed to us in connection with that transaction may be insufficiently supported;

●	our ability to use net operating loss carryforwards to reduce future tax payments may be limited; and

●	our e-commerce business has inherent cybersecurity risks that may disrupt our business.

A detailed statement of risks and uncertainties is contained in our reports to the SEC, including, in particular, our Annual Report on Form 10-K for the year ended March 31, 2015, as amended by Amendment No. 1 on Form 10-K/A filed December 1, 2015 and other public filings and disclosures. Investors and shareholders are urged to read these documents carefully.

Critical Accounting Policies

We consider our critical accounting policies to be those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, share-based compensation, income taxes, and contingencies and litigation. There have been no material changes to these critical accounting policies as discussed in greater detail under this heading in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015, as amended by Amendment No. 1 on Form 10-K/A filed December 1, 2015.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items included in our Consolidated Statements of Operations and Comprehensive Loss.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014
Net revenue	$33,450	100.0%	$38,257	100.0%	$99,152	100.0%	$83,384	100.0%
Cost of revenue	32,462	97.0	29,200	76.3	84,076	84.8	64,096	76.9
Gross profit	988	3.0	9,057	23.7	15,076	15.2	19,288	23.1
Operating Expenses:
Selling and marketing	658	2.0	627	1.6	1,954	2.0	2,392	2.9
General and administrative	5,733	17.1	7,470	19.5	15,919	16.1	15,221	18.3
Information technology	1,369	4.1	1,223	3.2	4,210	4.2	3,023	3.6
Depreciation and amortization	4,655	13.9	2,274	5.9	11,260	11.4	5,888	7.1
Goodwill and impairment charge	54,339	162.4	-	-	71,683	72.3	-	-
Total operating expenses	66,754	199.5	11,594	30.2	105,026	106.0	26,524	31.9
Loss from operations	(65,766)	(196.5)	(2,537)	(6.5)	(89,950)	(90.8)	(7,236)	(8.8)
Interest expense, net	(7,195)	(21.5)	(1,130)	(3.0)	(13,328)	(13.4)	(2,509)	(3.0)
Loss on early extinguishment of debt, net	-	-	(3,047)	(8.0)	-	-	(3,863)	(4.6)
Other income	585	1.7	(250)	(0.7)	2,955	3.0	1,511	1.8
Loss from continuing operations, before income tax	(72,376)	(216.3)	(6,964)	(18.2)	(100,323)	(101.2)	(12,097)	(14.6)
Income tax expense from continuing operations	396	1.2	(170)	(0.4)	862	0.9	(343)	(0.4)
Net loss from continuing operations	(71,980)	(215.1)	(7,134)	(18.6)	(99,461)	(100.3)	(12,440)	(15.0)
Discontinued operations:
Gain on sales of discontinued operations	-	-	(1,792)	(4.7)	-	-	2,135	2.6
Loss from discontinued operations, net of tax	(249)	(0.7)	(472)	(1.2)	(300)	(0.3)	(11,399)	(13.7)
Net loss	$(72,229)	(215.8)%	$(9,398)	(24.5)%	$(99,761)	(100.6)%	$(21,704)	(26.1)%

Results from Continuing Operations

Three Months Ended December 31, 2015 compared to Three Months Ended December 31, 2014

Net Revenue

Net revenue was $33.5 million for the three months ended December 30, 2015 compared to $38.3 million for the three months ended December 31, 2014, a decrease of $4.8 million, or 12.5%. The decrease was primarily attributable to a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $32.5 million for the three months ended December 31, 2015 compared to $29.2 million for the three months ended December 31, 2014, an increase of $3.3 million, or 11.3%. The increase was primarily due to our Fifth Gear acquisition and higher operating costs in our Ohio fulfillment center. The cost of revenue for the three months ended December 31, 2015 included $2.0 million in credits to clients. The cost of revenue for the three months ended December 31, 2014 included $5.0 million in transition costs for the consolidation of our Dallas facility and relocation of our Ohio facility.

Operating Expenses

Selling and marketing expenses were essentially unchanged at $0.6 million for the three months ended December 31, 2015 compared to $0.6 million for the three months ended December 31, 2014.

General and administrative expenses were $5.7 million for the three months ended December 31, 2015 compared to $7.5 million for the three months ended December 31, 2014, a decrease of $1.8 million, or 24.0%. The decrease was primarily due to our Fifth Gear acquisition costs of $2.0 million incurred in the three months ended December 31, 2014. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees.

Information technology expenses were $1.4 million for the three months ended December 31, 2015 compared to $1.2 million for the three months ended December 31, 2014, an increase of $0.2 million or 16.7%. The increase was primarily attributable to personnel growth in IT infrastructure and support costs for new clients launched in fiscal 2015.

Depreciation and amortization expenses were $4.7 million for the three months ended December 31, 2015 compared to $2.3 million for the three months ended December 31, 2014, an increase of $2.4 million or 104.3%. The increase was primarily attributable to a write-off of operating software to be abandoned and a full three months of amortization of our intangible assets from our Fifth Gear acquisition.

During the three months ended December 31, 2015, the Company incurred goodwill and intangible impairment expense of $54.3 million.

Interest expense, net

Interest expense was $7.2 million for the three months ended December 31, 2015 compared to expense of $1.1 million for the three months ended December 31, 2014, an increase of $6.1 million or 554.5%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility and a $3.5 million write-off in the three months ended December 31, 2015 of remaining unamortized debt issuance costs due to non-compliance with the facility.

Nine Months Ended December 31, 2015 compared to Nine Months Ended December 31, 2014

Net Revenue

Net revenue was $99.2 million for the nine months ended December 31, 2015 compared to $83.4 million for the nine months ended December 31, 2014, an increase of $15.8 million, or 18.9%. The increase was primarily attributable to our Fifth Gear acquisition, offset by a decrease in freight service revenue and the departure of a significant client.

Cost of Revenue

Cost of revenue was $84.1 million for the nine months ended December 31, 2015 compared to $64.1 million for the nine months ended December 31, 2014, an increase of $20.0 million, or 31.2%. The increase was primarily due incremental costs from the acquisition of Fifth Gear in November 2014.

Operating Expenses

Selling and marketing expenses were $2.0 million for the nine months ended December 31, 2015 compared to $2.4 million for the nine months ended December 31, 2014, a decrease of $0.4 million, or 16.7%. The decrease was primarily attributable to personnel reductions.

General and administrative expenses were $15.9 million for the nine months ended December 31, 2015 compared to $15.2 million for the nine months ended December 31, 2014, an increase of $0.7 million, or 4.6%. The increase was primarily due to a full nine months of Fifth Gear expenses for fiscal 2016 partially offset by acquisition costs of $2.0 million in fiscal 2014. General and administrative expenses consisted principally of executive, accounting and administrative personnel and related expenses, including professional fees.

Information technology expenses were $4.2 million for the nine months ended December 31, 2015 compared to $3.0 million for the nine months ended December 31, 2014, an increase of $1.2 million or 40.0%. The increase was primarily attributable to personnel growth in IT infrastructure and support for new client launches in fiscal 2015.

Depreciation and amortization expenses were $11.2 million for the nine months ended December 31, 2015 compared to $5.9 million for the nine months ended December 31, 2014, an increase of $5.3 million or 89.8%. The increase was primarily attributable to a write-off of operating software to be abandoned and a full three months of amortization of our intangible assets from our Fifth Gear acquisition.

During the nine months ended December 31, 2015, the Company incurred goodwill and intangible impairment expense of $71.7 million.

Interest expense, net

Interest expense was $13.3 million for the nine months ended December 31, 2015 compared to expense of $2.5 million for the nine months ended December 31, 2014, an increase of $10.8 million or 432.0%. The increase principally reflected higher average debt balances as a result of the refinancing of the credit facility and a $3.5 million write-off in the three months ended December 31, 2015 of remaining unamortized debt issuance costs due to non-compliance with the facility.

Consolidated Income Tax Expense or Benefit from Continuing Operations for All Periods

For the three months ended December 31, 2015, the Company recorded income tax benefit from continuing operations of $396,000, compared to income tax expense from continuing operations of $(170,000) for the three months ended December 31, 2014. The tax benefit for the three months ended December 31, 2015 primarily relates to the tax benefits recognized as a result of the impairment of indefinite-lived intangible assets. The effective income tax rate applied to continuing operations for the three months ended December 31, 2015 was 0.1%, compared to a negative 2.4% for the three months ended December 31, 2014.

For the nine months ended December 31, 2015, the Company recorded income tax benefit from continuing operations of $862,000, compared to income tax expense from continuing operations of $(343,000) for the nine months ended December 31, 2014. The effective income tax rate applied to continuing operations for the nine months ended December 31, 2015 was 0.9%, compared to a negative 0.2% for the nine months ended December 31, 2014.

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

Market Risk

At December 31, 2015, we had $112.4 million of indebtedness subject to interest rate fluctuations. As such, a 100-basis point change in the current LIBOR rate would have a $1.1 million impact on our annual interest expense.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating Activities

Cash flows used in operating activities during the nine months ended December 31, 2015 were $12.2 million and were primarily impacted by the following:

●

Non-cash charges of $82.4 million, including goodwill and intangible impairment expense of $71.7 million, depreciation and amortization of $11.3 million, which increased due to amortization of our intangible assets and newly acquired intangible assets from our Fifth Gear acquisition, amortization of debt issuance cost of $4.1 million, share-based compensation expense of $446,000 offset by decreases in fair value of warrants of $4.3 million and deferred income tax of $(0.9) million;

●	Accounts receivable increased $2.1 million, resulting from the timing of invoices to clients;
●	Inventory decreased $1.0 million, primarily resulting from the timing of purchases;
●	Prepaid expenses increased $0.6 million, primarily from timing of annual insurance renewals;
●	Accounts payable increased $4.1 million, primarily as a result of timing of payments and purchases; and
●

Accrued expenses and other liabilities decreased by $8.3 million, primarily as a result of amortization of deferred revenues for new clients and issuance of common shares to settle the Fifth Gear earn out obligation.

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

Investing Activities

Cash flows used in investing activities for purchases of property, equipment and software totaled $3.4 million for the nine months ended December 31, 2015.

The purchases of property, equipment and software totaled $7.7 million in the nine months ended December 31, 2014. Payment received from sale of Distribution business was $5.0 million in the second quarter of fiscal 2015. Cash paid related to the Fifth Gear acquisition was $54.8 million in the third quarter of fiscal 2015.

Financing Activities

Cash flows provided by financing activities totaled $14.3 million for the nine months ended December 31, 2015. We received $6.8 million in net proceeds from our April 2015 equity offering, borrowed an additional $11.1 million under our credit facility, which includes $3.1 million of protective advances, offset by $2.3 million of principal payments on our long-term debt and $1.4 million payments in other financing activities.

Cash flows provided by financing activities totaled $67.0 million for the nine months ended December 31, 2014. In the first quarter of fiscal 2015, we received $9.9 million in net proceeds from the issuance of 3,333,333 shares of Series C convertible preferred stock, and we had net payment to the revolving line of credit of $38.4 million. We received $135 million net proceeds and paid $35.6 million related to our term loan credit facility. We received $0.5 million from other sources including proceeds from option exercises.

Discontinued Operations

Net cash flows used in discontinued operations were $0.4 million for the nine months ended December 31, 2015 and consisted of cash flows used by operating activities.

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

On May 8, 2015, the Company entered into a Consent and Second Amendment to the Credit Agreement. Pursuant to the Amendment, among other things, (i) permission to add back certain balance sheet write-offs to Adjusted EBITDA (as defined) for the calculation of financial covenants, (ii) subject to lender approval the ability to add back certain restructuring, transaction fees and expenses and one-time charges not exceed $2.5 million to the calculation of financial covenants, (iii) the interest rate on the facility increased to LIBOR +11%, with a 1% LIBOR floor, (iv) the Company will pay an amendment fee equal to 200 basis points, (v) the Company agreed to provide Garrison with certain additional forecasts and updates regarding the Company’s liquidity and financial condition, and (vi) the Company is required to maintain a minimum of $1 million of unrestricted cash at all times. The interest rate on Second Amended and Restated Credit Facility at September 30, 2015 was 12%.

On June 30, 2015, the Company entered into the Third Amendment to the Credit Agreement. The Credit Agreement was amended to modify certain terms with respect to the timing of certain payments.

On July 2, 2015, the Company entered into a Fourth Amendment to the Credit Agreement. The Credit Agreement has been amended to: (i) remove a financial covenant requiring that the Company have a minimum amount of excess liquidity; and (ii) reduce the amount of certain interest payments scheduled to be made with respect to the quarterly periods ending on September 30, 2015 and September 30, 2015, with the amount of such reduction being added to the principal amount of the loans provided under the Credit Agreement.

On July 22, 2015, the Company entered into the Fifth Amendment to the Credit Agreement to provide up to an additional $5 million of term loans, of which $2 million were funded to the Company. The Company may request that the remaining $3 million to be funded between August 20, 2015 and December 23, 2015.

On September 17, 2015, the Company entered into the Sixth Amendment to delete certain non-financial covenants and to waive any defaults by the Company.

On October 6, 2015, the Company entered into the Seventh Amendment to provide up to an additional $3 million of term loans and $1.5 million were funded to the Company. The Company may request that the remaining $1.5 million to be funded at any time prior to December 23, 2015. The financial terms are generally consistent with those of the existing borrowings provided to the Company under the Credit Agreement.

On November 16, 2015, the Company entered into the Eighth Amendment to the Amended and Restated Credit Facility to provide a waiver of the company failure to comply with certain financial covenants at the period ended September 30, 2015, and to incorporate a new covenant requiring that the Company enter into a definitive agreement to sell all or substantially all of the Company's business on terms agreeable to the lenders under the credit facility by no later than December 11, 2015.

On November 20, 2015, the Company entered into the Ninth Amendment to Amended and Restated Credit and Guaranty Agreement to provide that the Company may, at the discretion of the administrative agent under the Credit Agreement, receive up to $10 million of additional term loans as Protective Advances pursuant to Section 9.9 of the Credit Agreement, regardless of whether the Company is then in default under the terms of the Credit Agreement. The financial terms of the Protective Advances, if any are provided to the Company, would be provided on terms that are consistent with those of the existing borrowings provided to the Company pursuant to the Credit Agreement. As of December 31, 2015, the Company borrowed $3.1 million of Protective Advances.

On December 9, 2015 the Company entered into the Tenth Amendment to Amended and Restated Credit and Guaranty Agreement to provide the Company with an additional $2.1 million of term loans, which were fully funded to the Company as of the date of the Tenth Amendment. The financial terms of such additional term loans are generally consistent with those of the Company’s existing borrowings under the Credit Agreement.

On December 16, 2015, the Company entered into a Forbearance Agreement with Garrison to the Company's Amended and Restated Credit and Guaranty Agreement (the “Forbearance Agreement”), in connection with the Company’s failure to comply with a covenant under the Credit Agreement.

On December 23, 2015, the Company entered into the Eleventh Amendment to Amended and Restated Credit Facility to provide the Company with an additional $1.0 million of term loans, which were fully funded to the Company as of the date of the Eleventh Amendment. The financial terms of such additional term loans are generally consistent with those of the Company’s existing borrowings under the Credit Agreement.

 Under the terms of the Forbearance Agreement, the Company’s Lenders agreed to refrain from exercising any rights or remedies that they may have under the Credit Agreement, or otherwise, in respect of the Company's default under the terms of the Credit Agreement for 45 days, or until January 30, 2016, unless a breach of the Forbearance Agreement occurs prior to such date. If the Forbearance Agreement were breached, or not extended, the Company’s Lenders would then be entitled to exercise any of their rights under the Credit Agreement, including, but not limited to, the acceleration of all debt obligations under the Credit Agreement.

The term of the Company’s Forbearance Agreement with Garrison expired as of January 30, 2016 and the Forbearance Agreement is not expected to be extended or otherwise reinstated. The Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, the acceleration of all of the Company’s obligations thereunder.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

Liquidity

We finance our operations through cash and cash equivalents, funds generated through operations and our Amended and Restated Credit Facility. We believe the cash currently available to the Company is sufficient to support our operations only for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company’s assets and management’s projections with respect to discounted future cash flows indicate that the Company’s value is less than the current balance of the Company’s debt. As a result, there may be no value in the Company’s equity. Due to the Company’s current financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern.

In addition, we are currently in default under our Amended and Restated Credit Facility, and our Forbearance Agreement with our Lenders in connection with such default has expired and is not expected to be extended or otherwise reinstated. The Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, the acceleration of all of the Company’s obligations thereunder.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to disclosures about market risk is contained in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk in this Form 10-Q.

Item 4. Controls and Procedures

(a) Controls and Procedures

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls as of the end of the period covered by this report. The Company identified and previously reported a material weakness in its internal controls over the recording and reconciling of deferred costs regarding internal development costs, as more fully described in its annual report on Form 10-K for the year ended March 31, 2015. The Company has determined that another material weakness related to certain revenue transactions existed because the Company did not maintain effective controls over those transactions that were dependent on internally-generated information sourced from an information technology environment that contained insufficient access and program change management controls. Due to the identification of the these material weaknesses, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our Disclosure Controls were not effective as of March 31, 2015.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements / Risk Factors in Part 1 — Item 2 of this Form 10-Q and Part I — Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2015. Other than the following, there have been no other material changes from the risk factors previously disclosed.

 The cash currently available to the Company is not sufficient to support the Company’s operations other than for a limited period. As a result, the Company may be required in the near future to cease operations or explore other legal options. The value of the Company's assets and management's projections with respect to discounted future cash flows indicate that the Company's value is less than the current balance of the Company's debt. As a result, the Company believes, based on current circumstances, that there is no value in the Company's equity. Due to the financial condition and lack of remedies available to the Company, management of the Company has concluded that there is substantial doubt about the Company's ability to continue as a going concern.

The Company is in default under its Amended and Restated Credit and Guaranty Agreement and expects its Lenders to exercise their rights and remedies thereunder in the immediate future.

The Company is in default of the terms of the Amended and Restated Credit and Guaranty Agreement dated as of November 21, 2014, by and among the Company and Garrison Loan Agency Services LLC, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (collectively, the “Lenders”), as amended (the “Credit Agreement”). The Company has not received a waiver of this default of the Credit Agreement and it is unable to cure this default.

The Company and the Lenders entered into a Forbearance Agreement dated December 16, 2015 (the “Forbearance Agreement”) indicating that the Company’s Lenders would refrain from exercising their respective rights or remedies under the Credit Agreement, or otherwise, in respect of this default for 45 days, or until January 30, 2016. The term of the Forbearance Agreement has since expired and the Company anticipates that the Lenders will exercise their rights and remedies under the Amended and Restated Credit and Guaranty Agreement in the immediate future, including, but not limited to, acceleration of all debt obligations under the Credit Agreement.

The Credit Agreement is secured by all of the assets of the Company. The Company does not have cash to repay its obligations under the Credit Agreement and the value of the assets securing the Credit Agreement is less than the amount of the Company’s obligations under the Credit Agreement.

The Company has limited cash and may be required to cease operations.

Our common stock is in the process of being delisted from NASDAQ and we intend to deregister our common stock under the Exchange Act, which would result in a reduction in the amount and frequency of publicly-available information about us and hthe ability to sell or otherwise transfer our common stock.  The Company anticipates that NASDAQ will file with the Securities and Exchange Commission a Form 25 Notification of Removal of Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934 with respect to the Company’s common stock on February 17, 2016. The Company’s common stock will be delisted from NASDAQ ten (10) calendar days from the date the Form 25 is filed with the Securities and Exchange Commission. Following the delisting of our common stock from NADAQ, the Company intends to effect a reverse stock split of our common stock for the purpose of reducing the number of record holders of our common stock to fewer than 300 and to deregister our common stock with the SEC and terminate our reporting obligations under the Exchange Act following such reverse stock split. Deregistration of our common stock would result in a reduction in the amount and frequency of publicly-available information about the Company because we would no longer be required to file Exchange Act reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The removal of our listing from NASDAQ, together with the deregistration of our common stock with the SEC, would materially and adversely affect the liquidity of our common stock and the ability of the holders of our common stock to sell or otherwise transfer shares of our common stock.

We have identified material weaknesses in our internal controls over financial reporting that, if not remediated, could result in material financial statement misstatements.

Management identified material weaknesses in our internal controls over (i) the recording and reconciling of deferred costs regarding internal development costs due to a failure to use an adequate time-keeping system which required management to use estimates that did not have adequate supporting documentation in a timely manner and (ii) revenue transactions that were dependent on internally-generated information sourced from an information technology environment without sufficient access or program change management controls. We are in the process of implementing new controls to remediate these material weaknesses, but these new processes and controls have not yet been fully tested. If our remedial measures are insufficient and material errors should occur in the recording of these transactions, our financial statements could contain material misstatements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are included herein:

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit description	with	Form	ending	Exhibit	date
10.1	Consent And Second Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated May 11,		10-K/A		10.68	12/1/2015

10.2	Sixth Amendment to Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated October 6, 2015.		10-Q		10.9	11/16/2015

10.3	Seventh Amendment to Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated October 6, 2015.		8-K		10.1	10/9/2015

10.4	Eighth Amendment to Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated November 16, 2015.		10-Q		10.11	11/16/2015

10.5	Ninth Amendment to Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated November 20, 2015.		8-K		10.1	11/23/2015

10.6	Tenth Amendment to Amended and Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated December 9, 2015.		8-K		10.1	12/10/2015

10.7	Form of Forbearance Agreement by and among Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other lenders, dated December 15, 2015		8-K		10.1	12/21/2015

10.8	Eleventh Amendment To Amended And Restated Credit And Guaranty Agreement between Speed Commerce, Inc. and Garrison Loan Agency Services, LLC, as administrative agent, and other Lenders, dated December 23, 2015.		8-K		10.1	12/24/2015

10.9	Engagement Agreement with Winter Harbor, LLC dated December 16, 2015		8-K		10.2	12/21/2015

10.10	Second Amendment Agreement to Asset Purchase Agreement among Speed Commerce, Inc. and certain subsidiaries, as Sellers, and Wynit Distribution, LLC and certain subsidiaries, as Purchasers, dated October 9, 2015		8-K		10.2	10/9/2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	X

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the SEC on August 8, 2014, is formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at June 30, 2014 and March 31, 2014; (ii) the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (iv) the Notes to Consolidated Financial Statements (Unaudited)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speed Commerce, Inc.
(Registrant)

Date: February 16, 2016	/s/ Dalton Edgecomb
Dalton Edgecomb
Interim Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	/s/ Bruce Meier
Bruce Meier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)